Form 10-Q
period 1995-03-31
FIRST FINANCIAL CORP /IN/
filed 1995-05-10
CIK 714562

.                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                MARCH 31, 1995

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995

Commission File Number 0-16759

                          FIRST FINANCIAL CORPORATION
                  (Exact name of registrant as specified in its charter)

                          INDIANA                                35-1546989
                  (State or other jurisdiction             (I.R.S. Employer
                   incorporation or organization)          Identification No.)

                  One First Financial Plaza, Terre Haute, IN    47807
                  (Address of principal executive office)     (Zip Code)

                  (812)-238-6000
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .

As of March 31, 1995 were outstanding 5,496,593 shares without par value, of the registrant.

                        FIRST FINANCIAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                      Page No.
PART I.  Financial Information

      Item 1.  Financial Statements:


            Consolidated Statements of Condition............................3

            Consolidated Statements of Income...............................4

            Consolidated Statements of Cash Flows...........................5

            Notes to Consolidated Financial Statements......................6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............7

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders..........................................9

      Signatures...........................................................10

                                      FIRST FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CONDITION

                                                                   March 31,  December 31,
                                                                     1995          1994
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                            $48,473       $51,947
 Federal funds sold and securities purchased under
  agreements to resell                                                2,000        23,725
Investments:
  Held to Maturity ( market value of $179,496 and
   $168,879, respectively)                                          180,933       174,646
  Available-For-Sale                                                221,428       178,272
Loans:
   Commercial, financial and agricultural                           163,334       163,268
   Real estate - construction                                        20,525        20,446
   Real estate - mortgage                                           430,460       424,427
   Installment                                                      189,409       185,533
   Lease financing                                                    4,914         5,259
                                                                    808,642       798,933
   Less:
     Unearned income                                                  1,600         1,882
     Allowance for possible loan losses                               9,875         9,649
                                                                    797,167       787,402
 Accrued interest receivable                                          9,492         9,704
 Premises and equipment                                              20,166        20,011
 Other assets                                                        12,755        14,132
                TOTAL ASSETS                                     $1,292,414    $1,259,839


                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposit:
  Noninterest-bearing                                              $122,986      $125,106
  Interest-bearing:
    Certificates of deposit of $100,000 or more                     112,446       109,306
    Other interest-bearing deposits                                 789,267       758,954
                                                                  1,024,699       993,366
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                               62,901        66,685
  Treasury tax and loan open-end note                                 2,739         5,406
  Advances from Federal Home Loan Bank                               51,127        46,272
                                                                    116,767       118,363
 Other liabilities                                                   10,342         9,919
 Long-term debt                                                       6,662         7,470
 Long-term advances from Federal Home Loan Bank                      17,075        18,168
            TOTAL LIABILITIES                                     1,175,545     1,147,286

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued
   5,541,354 shares for 1995 and 1994, including                        693           693
   treasury shares of 44,766 for 1995 and 19,600 for 1994
  Additional capital                                                 25,498        25,498
  Retained earnings                                                  92,119        89,399
  Unrealized gains(losses) on AFS securities, net of tax                -36        -2,429
  Less treasury shares, at cost                                      -1,405          -608

            TOTAL SHAREHOLDERS' EQUITY                              116,869       112,553

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,292,414    $1,259,839

    The accompanying notes are an integral part of the
                          consolidated financial statements.

                                       FIRST FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME
                                                                    Three Months Ended
                                                                        March 31,
                                                                   1995             1994
                                                                   (Amounts in thousands,
                                                                    except per share data)
 INTEREST INCOME:
   Loans                                                         $17,010          $14,754
   Investment securities:
     Taxable                                                       4,466            3,838
     Tax-exempt                                                    1,760            1,591
                                                                   6,226            5,429
   Other interest income                                             191               84
     TOTAL INTEREST INCOME                                        23,427           20,267

 INTEREST EXPENSE
   Deposits                                                        9,932            7,723
   Other                                                           1,900            1,192
     TOTAL INTEREST EXPENSE                                       11,832            8,915

     NET INTEREST INCOME                                          11,595           11,352

   Provision for possible loan losses                                540              963

     NET INTEREST INCOME AFTER PROVISION FOR
       POSSIBLE LOAN LOSSES                                       11,055           10,389

 OTHER INCOME
   Trust department income                                           315              271
   Service charges on deposit accounts                               289              300
   Other service charges and fees                                    778              636
   Investment securities gains (losses)                                6               71
   Other                                                             291              318
                                                                   1,679            1,596
 OTHER EXPENSES
   Salaries and employee benefits                                  4,328            4,319
   Occupancy expense                                                 633              469
   Equipment expense                                                 496              496
   Data processing expense                                           535              486
   FDIC insurance expense                                            543              546
   Other                                                           2,453            2,267

                                                                   8,988            8,583
     INCOME BEFORE INCOME TAXES                                    3,746            3,402
 Income Tax Expense                                                1,026              892
     NET INCOME                                                    2,720            2,510

 EARNINGS PER SHARE                                                $0.49            $0.45

 Weighted average number of shares outstanding                     5,512            5,541

 The accompanying notes are an integral part of the consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Three Months Ended
                                                                            March 31,
                                                                           1995      1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $2,720    $2,510
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                      540       963
    Provision for depreciation and amortization                             595       949
    Net decrease in accrued interest receivable                             212       957
    Other, net                                                            1,351     1,314
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,418     6,693


 CASH FLOWS FROM INVESTING ACTIVITIES:


  Net increase (decrease) from purchases and maturities of
   interest-bearing deposits with financial institutions                      0       577
  Sales and maturities of investment securities                               0    95,611
  Maturities of held-to-maturity securities                              13,345         0
  Sales and maturities of available-for-sale securities                   2,976         0
  Purchases of investment securities                                          0   -80,083
  Purchases of investment securities:
    Held-to-maturity security                                           -10,632         0
    Available-for-sale security                                         -50,766         0
  Loans made to customers, net of repayments                            -10,414     4,553
  Net decrease in federal funds sold                                     21,725     1,739
  Additions to premises and equipment                                      -619      -529
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 -34,385    21,868

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                                73,572    16,821
  Net decrease in other deposits                                        -42,239   -20,074
  Net decrease in short-term borrowings                                 - 1,597   -12,730
  Cash dividends                                                         -1,546    -1,469
  Purchase of treasury stock                                               -797         0
  Net decrease from long-term debt                                       -1,897    -5,315
  Repayments of long-term debt                                               -3       -43
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   25,493   -22,810

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -3,474     5,751
 CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                         51,947    43,460

       CASH AND CASH EQUIVALENTS, END OF QUARTER                        $48,473   $49,211
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest                           $  9,810    $8,454

   Income taxes paid                                                       $900      $70

    The accompanying notes are an integral part of the consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Accounting Policies

      The accompanying March 31, 1995 and 1994 consolidated financial statements are unaudited. The December 31, 1994, consolidated statement of condition amounts are as reported in the Corporation's 1994 annual report.

      The significant accounting policies followed by First Financial Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

      Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by creditors for Impairment of a Loan" which had no material effect on the Corporation's consolidated financial statements.

                    FIRST FINANCIAL CORPORATION

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of          Operations

      The purpose of the review is to point out key factors in First Financial's recent performance, compared with earlier periods. The review should be read in conjunction with the financial statements beginning on Page 3 of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation's annual report for 1994.

Earnings Analysis

                         Summary of Operating Results
      Net income for current quarter of $2,720,000 represents a $210,000 increase or 8.4% from the $2,510,000 reported for the same quarter of 1994. Earnings per share increased to $.49 from $.45 for the same period of 1994.

Net Interest Income
      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Although net interest income increased $243,000 or 2.1% as compared to the same period of 1994, the spread in interest rates decreased from 4.26% in 1994 to 4.17% in 1995. This decrease was caused by a higher cost paid for interest bearing-liabilities as the result of more competition for funds.


Other Income
      Other income for the three month period ending March 31, 1995, as compared to the same period of 1994 increased $83,000 or 5%. Contributing to the increase were the moderate increase of trust department income of $44,000 or 16.2% and other service charges and fees of $142,000 or 22.3%. These increases were offset by lower security gains of $6,000 for the first quarter of 1995 as compared to the gains of $71,000 for the same period of 1994.


Other Expenses
      For the first three months of 1995, other expenses increased 4.7% or $405,000. Most of the components of other expenses increased moderately for the first quarter as compared to the same period of 1994 due primarily to the Corporation's overall growth.

                  Analysis of Financial Condition
      The Corporation's provision for possible loan losses totaled $540,000 in the first three months of 1995 compared to $963,000 in the same period a year earlier. The current quarter's provision reflects a general improvement in the quality of the loan portfolio.

     At March 31, 1995, the allowance for possible loan losses was 1.22% of total loans, net of unearned income. This compares to an allowance of 1.21% at December 31, 1994. Net chargeoffs for the first three months of 1995 were $311,000 compared to $1,023,000 for 1994. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1994, is .26%. With this experience and based on management's review of the portfolio, management believes the allowance of $9,875,000 is adequate.
Liquidity and Interest Rate Sensitivity

      The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals.

      Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $107,417,000 of investments will mature, which represents 26.5% of the investment portfolio. Investments with maturities of one to five years comprise an additional 50.2% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $420,971,000 of assets. In this same period a total of $513,361,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 0.82% as March 31, 1995. The Corporation will continue to monitor this relationship to determine if it is appropriate in maintaining a satisfactory level of net interest margin, while also considering interest rate sensitivity.

Capital Adequacy
      As of March 31, 1995, the Corporation's leverage ratio was 9.10% which compared 9.30% at December 31, 1994.

      At March 31, 1995, the Corporation's tier II capital ratio was 15.29% compared to 15.30% at December 31, 1994.

                          FIRST FINANCIAL CORPORATION

                           PART II OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

            (a) The Annual meeting of the shareholders of the Corporation was held on April 19, 1995.

            (b)   The following were elected Directors of the Corporation:
                  Walter A. Bledsoe, B. Guille Cox, Jr., Thomas T. Dinkel, Welby M. Frantz, Anton Hulman George, Mari Hulman George, Gregory L. Gibson, Max Gibson, Norman L. Lowery,
                  William Niemeyer, Patrick O'Leary, John W. Ragle,
                  Chapman J. Root II, Donald E. Smith, and Virginia Smith.

            (c) The shareholders unanimously approved the annual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1994.




            No other information is required to be filed under Part II of this form.

                          FIRST FINANCIAL CORPORATION

                                   FORM 10-Q

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     FIRST FINANCIAL CORPORATION
                                                             (Registrant)

Date:  May 10, 1995                                  By       (Signature)

                                                     Donald E. Smith, President

Date:  May 10, 1995                                  By       (Signature)

                                                     John W. Perry, Secretary


Date:  May 10, 1995                                  By       (Signature)
                                                     Michael A. Carty, Treasurer