Form 10-Q
period 1995-06-30
FIRST FINANCIAL CORP /IN/
filed 1995-08-11
CIK 714562

FORM 10-Q



                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                 June 30, 1995









                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                              SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

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

As of June 30, 1995 were outstanding 5,771,347 shares without par value, of the registrant.

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

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............7

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders..........................................9

      Signatures...........................................................10

                           FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CONDITION
                                                                  June 30, December 31,
                                                                     1995        1994
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                          $48,628     $51,947
 Federal funds sold and securities purchased under
  agreements to resell                                              5,855      23,725
 Investments:
  Held to Maturity (market value of $177,716 and
   $168,879, respectively)                                        176,586     174,646
  Available-For-Sale                                              206,608     178,272
 Loans:
   Commercial, financial and agricultural                         162,004     163,268
   Real estate - construction                                      22,218      20,446
   Real estate - mortgage                                         441,761     424,427
   Installment                                                    196,530     185,533
   Lease financing                                                  4,767       5,259
                                                                  827,280     798,933
   Less:
     Unearned income                                                1,437       1,882
     Allowance for possible loan losses                            10,401       9,649
                                                                  815,442     787,402
 Accrued interest receivable                                        9,991       9,704
 Premises and equipment                                            20,744      20,011
 Other assets                                                      12,635      14,132
                TOTAL ASSETS                                    1,296,489   1,259,839

                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit:
  Noninterest-bearing                                            $119,107    $125,106
  Interest-bearing:
    Certificates of deposit of $100,000 or more                    97,514     109,306
    Other interest-bearing deposits                               820,973     758,954
                                                                1,037,594     993,366
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                             54,073      66,685
  Treasury tax and loan open-end note                               9,600       5,406
  Advances from Federal Home Loan Bank                             41,197      46,272
                                                                  104,870     118,363
 Other liabilities                                                 11,206       9,919
 Long-term debt                                                     6,659       7,470
 Long-term advances from Federal Home Loan Bank                    16,172      18,168
            TOTAL LIABILITIES                                   1,176,501   1,147,286

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued
   5,815,857 shares for 1995 and 1994, including treasury             727         693
   shares of 44,510 for 1995 and 19,600 for 1994.
  Additional capital                                               33,150      25,498
  Retained earnings                                                85,794      89,399
  Unrealized gains(losses) on AFS securities, net of tax            1,712      (2,429)
  Less treasury shares, at cost                                    (1,395)       (608)

            TOTAL SHAREHOLDERS' EQUITY                            119,988     112,553

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,296,489  $1,259,839

The accompanying notes are an integral part of the consolidated financial statements.

                                 FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                          Three Months Ended       Six Months ended
                                               June 30,                June 30,
                                          1995       1994        1995       1994
                                        (Amounts in thousands, except per share amounts)
INTEREST INCOME:
   Loans                               $17,949    $15,196     $34,959     $29,950
   Investment securities:
     Taxable                             4,401      3,741       8,867       7,579
     Tax-exempt                          1,789      1,612       3,549       3,203
                                         6,190      5,353      12,416      10,782
   Other interest income                   173         83         364         167
     TOTAL INTEREST INCOME              24,312     20,632      47,739      40,899

 INTEREST EXPENSE:
   Deposits                             10,624      7,828      20,556      15,551
   Other                                 1,691      1,163       3,591       2,355
     TOTAL INTEREST EXPENSE             12,315      8,991      24,147      17,906

     NET INTEREST INCOME                11,997     11,641      23,592      22,993

   Provision for possible
     loan losses                           540        430       1,080       1,393

     NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
        LOAN LOSSES                     11,457     11,211      22,512      21,600
 OTHER INCOME
   Trust department income                 361        322         676         593
   Service charges on deposit
     accounts                              301        300         590         600
   Other service charges and fees          784        662       1,562       1,298
   Investment securities gains
     (losses)                              (30)       (53)        (24)         18
   Other                                   335        731         626       1,049
                                         1,751      1,962       3,430       3,558
 OTHER EXPENSES
   Salaries and employee benefits        4,532      4,378       8,860       8,697
   Occupancy expense                       646        652       1,279       1,121
   Equipment expense                       507        516       1,003       1,012
   Data processing expense                 489        467       1,024         953
   FDIC insurance expense                  544        548       1,087       1,094
   Other                                 2,386      2,324       4,839       4,591
                                         9,104      8,885      18,092      17,468

     INCOME BEFORE INCOME TAXES          4,104      4,288       7,850       7,690
 Income Tax Expense                      1,117      1,167       2,143       2,059
     NET INCOME                         $2,987     $3,121      $5,707      $5,631

 EARNINGS PER SHARE:                     $0.52      $0.54       $0.99       $0.97

 Weighted average number of
  shares outstanding                     5,771      5,818       5,771       5,818

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Six Months Ended
                                                                          June 30,
                                                                      1995        1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $5,707      $5,631
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                               1,080       1,393
    Provision for depreciation and amortization                      1,169       1,180
    Net (increase) decrease in accrued interest receivable            (287)         57
    Other, net                                                      (1,175)        483
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,494       8,744

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase (decrease) from purchases and maturities of
   interest-bearing deposits with financial institutions                 0         685
  Sales and maturities of investment securities                          0     151,829
  Maturities of held-to-maturity securities                         31,787           0
  Sales and maturities of available-for-sale securities             20,466           0
  Purchases of investment securities                                     0    (150,531)
  Purchases of investment securities:
    Held-to-maturity security                                      (12,961)          0
    Available-for-sale security                                    (61,837)          0
  Loans made to customers, net of repayments                       (29,109)    (25,110)
  Net decrease in federal funds sold                                17,870      21,125
  Additions to premises and equipment                               (1,623)       (807)
       NET CASH USED BY INVESTING ACTIVITIES                       (35,407)     (2,809)

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                           83,065       7,049
  Net decrease in other deposits                                   (38,837)    (10,363)
  Net increase (decrease) in short-term borrowings                 (13,494)      9,117
  Cash dividends                                                    (1,546)     (1,469)
  Proceeds from reissuance of Treasury Stock                           525           0
  Purchase of treasury stock                                        (1,312)          0
  Net decrease from long-term debt                                  (2,801)     (5,983)
  Repayments of long-term debt                                          (6)        (86)
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              25,594      (1,735)

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,319)      4,200
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     51,947      43,460

       CASH AND CASH EQUIVALENTS, END OF PERIOD                    $48,628     $47,660
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $22,498     $17,758

   Income taxes paid                                                $2,527      $1,580

    The accompanying notes are an integral part of the consolidated financial statements.

                      FIRST FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  Accounting Policies

      The accompanying June 30, 1995 and 1994 consolidated financial statements are unaudited. The December 31, 1994, consolidated statement of condition amounts are as reported in the Corporation's 1994 annual report.

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

      At the May 16, 1995 meeting, the Board of Directors approved a 5% stock dividend to shareholders of record June 20, 1995. This stock dividend is reflected in the accompanying financial statements.

Earnings Analysis

                         Summary of Operating Results

      For the first half of 1995 the Corporation reported that earnings had increased to $5.7 million or $.99 per share from $5.6 million or $.97 per share in the prior year. The net income for the second quarter was $267,000 or 9.8% above the first quarter of 1995.

     For the second quarter of 1995 net income as compared to the second quarter of 1994 was down slightly because of a one-time insurance recovery of $425,000 in 1994.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. The spread in net interest margin decreased in the first six months of 1995 as compared to same period of 1994, thereby causing a decrease from 4.32% for the same quarter of 1994 to 4.22% in 1995.

      Although net interest income increased $356,000 or 3.0% as compared to the same period of 1994, the spread in interest rates for the second quarter decreased from 4.38% in 1994 to 4.27% in 1995. This decrease was caused by a higher cost paid for interest bearing liabilities as the result of more competition for funds.

Other Income

      Other income for the six months of 1995, as compared to the same period of 1994, decreased $128,000 or 3.6%. The major contributing factor was the recovery of $425,000 in 1994 from previous losses. This also affected second quarter other income which went down to $.52 per share from $.54 per share. There were no other significant changes.


Other Expenses

      For the first six months of 1995, other expenses increased 3.6% or $624,000. Occupancy expense increased from $1,121,000 to $1,279,000 due to
increased facilities   cost resulting from the acquisition of a new operations
building.

      Other expenses for the three months ended June 30, 1995, were up $219,000 or 2.5%. These increases are primarily the result of the Corporation's overall growth.

                        Analysis of Financial Condition


Allowance for Possible Loan Losses


      The Corporation's provision for possible loan losses totaled $1,080,000 for the first half of 1995 compared to $1,393,000 for the same period a year earlier. The decreased provision is the result of fewer non-performing loans and an overall improvement in loan quality.

      At June 30, 1995, the allowance for possible loan losses was 1.26% of total loans, net of unearned income. This compares with an allowance of 1.21% at December 31, 1994. Net charge-offs for the first six months of 1995 were $324,000 compared to $1,219,000 for the same period of 1994. The ratio of net charge-offs to average loans outstanding for the last five years ended December 31, 1994, was .43%. With this experience and based on management's review of the portfolio, management believes the allowance of $10,401,000 at June 30, 1995 is adequate.

Liquidity and Interest Rate Sensitivity

      The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals.

      Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $107,416,000 of investments will mature which represents 27.9% of the investment portfolio. Investments with maturities of one to five years comprise an additional 48.2% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $470,538,000 of assets. In this same period a total of $513,996,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 92% as June 30, 1995. The Corporation will continue to monitor this relationship to determine if it is appropriate to maintain a satisfactory level of net interest margin, while considering interest rate sensitivity.


Capital Adequacy

      As of June 30, 1995, the Corporation's leverage ratio was 9.14% which compared 9.30% at December 31, 1994.

      At June 30, 1995, the Corporation's tier II capital ratio was 15.27% compared to 15.30% at December 31, 1994.

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

            (c) The shareholders unanimously approved the anual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1994.



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

                                                  FIRST FINANCIAL CORPORATION
                                                             (Registrant)



Date:  August 11, 1995                             By       (Signature)
                                                   Donald E. Smith, President



Date:  August 11, 1995                             By       (Signature)
                                                   John W. Perry, Secretary



Date:  August 11, 1995                             By       (Signature)
                                                   Michael A. Carty, Treasurer