Form 10-Q
period 1995-09-30
FIRST FINANCIAL CORP /IN/
filed 1995-11-15
CIK 714562

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                              September 30, 1995







                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995

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

As of September 30, 1995 were outstanding 5,753,304 shares without par value, of the registrant.

                        FIRST FINANCIAL CORPORATION

                                      FORM 10-Q

                                        INDEX


Page No.
PART I.  Financial Information

      Item 1.  Financial Statements:


            Consolidated Statements of Condition..............................3

            Consolidated Statements of Income..................................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.......................6,7

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........8,9,10
PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................11

      Signatures..............................................................12


                                 FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                                                         Sept. 30, December 31,
                                                              1995        1994
                                                 (Dollar amounts in thousands)

Cash and due from banks                                            $51,827       51,947
 Federal funds sold and securities purchased under
  agreements to resell                                                2,700       23,725
 Investments:
  Held to Maturity (market value of $174,281 and
   $168,879, respectively)                                          171,344      174,646
  Available-For-Sale                                                242,340      178,272
 Loans:
   Commercial, financial and agricultural                           169,441      163,268
   Real estate - construction                                        21,676       20,446
   Real estate - mortgage                                           454,783      424,427
   Installment                                                      197,862      185,533
   Lease financing                                                    4,506        5,259
                                                                    848,268      798,933
   Less:
     Unearned income                                                  1,318        1,882
     Allowance for possible loan losses                              10,200        9,649
                                                                    836,750      787,402
 Accrued interest receivable                                         11,198        9,704
 Premises and equipment                                              23,000       20,011
 Other assets                                                        12,914       14,132
                TOTAL ASSETS                                     $1,352,073   $1,259,839

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposit:
  Noninterest-bearing                                              $122,873     $125,106
  Interest-bearing:
    Certificates of deposit of $100,000 or more                     139,983      109,306
    Other interest-bearing deposits                                 795,228      758,954
                                                                  1,058,084      993,366
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                               47,098       66,685
  Treasury tax and loan open-end note                                 7,366        5,406
  Advances from Federal Home Loan Bank                               79,297       46,272
                                                                    133,761      118,363
 Other liabilities                                                   10,812        9,919
 Long-term debt                                                       6,655        7,470
 Long-term advances from Federal Home Loan Bank                      20,228       18,168
            TOTAL LIABILITIES                                     1,229,540    1,147,286

Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued
   5,815,857 shares for 1995 and 1994, including treasury               727          693
   shares of 62,553 for 1995 and 19,600 for 1994.
  Additional capital                                                 33,150       25,498
  Retained earnings                                                  89,249       89,399
  Unrealized gains(losses) on AFS securities, net of tax              1,345       (2,429)
  Less treasury shares, at cost                                      (1,938)        (608)

            TOTAL SHAREHOLDERS' EQUITY                              122,533      112,553

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,352,073   $1,259,839
The accompanying notes are an integral part of the consolidated financial statements.


                           FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                          Three Months Ended     Nine Months ended
                                             September 30,           September 30,
                                          1995       1994        1995       1994
                                     (Amounts in thousands, except per share amounts)
INTEREST INCOME:
   Loans                             $18,604     $16,006     $53,563       $45,956
   Investment securities:
     Taxable                           4,713       3,763      13,580        11,342
     Tax-exempt                        1,764       1,698       5,313         4,901
                                       6,477       5,461      18,893        16,243
   Other interest income                 169          94         533           261
     TOTAL INTEREST INCOME            25,250      21,561      72,989        62,460

 INTEREST EXPENSE:
   Deposits                           11,000       8,129      31,556        23,680
   Other                               2,051       1,347       5,642         3,702
     TOTAL INTEREST EXPENSE           13,051       9,476      37,198        27,382

     NET INTEREST INCOME              12,199      12,085      35,791        35,078

   Provision for possible
     loan losses                         543         471       1,623         1,864

     NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
         LOAN LOSSES                  11,656      11,614      34,168        33,214
 OTHER INCOME
   Trust department income               358         309       1,034           902
   Service charges on deposit
     accounts                            318         316         908           916
   Other service charges and fees        770         667       2,332         1,965
   Investment securities gains
     (losses)                             (3)         18         (27)           36
   Other                                 246         273         872         1,322
                                       1,689       1,583       5,119         5,141
 OTHER EXPENSES
   Salaries and employee benefits      4,609       4,288      13,469        12,985
   Occupancy expense                     683         651       1,962         1,772
   Equipment expense                     506         512       1,509         1,524
   Data processing expense               504         480       1,528         1,433
   FDIC insurance expense                (50)        546       1,037         1,640
   Other                               2,349       2,232       7,188         6,823
                                       8,601       8,709      26,693        26,177

     INCOME BEFORE INCOME TAXES        4,744       4,488      12,594        12,178
 Income Tax Expense                    1,289       1,271       3,432         3,330
     NET INCOME                       $3,455       3,217       9,162         8,848

EARNINGS PER SHARE:                    $0.60       $0.55       $1.59        $1.52

 Weighted average number of
  shares outstanding                   5,764       5,818       5,774         5,818



The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1995        1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $9,162      $8,848
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                               1,623       1,864
    Provision for depreciation and amortization                      1,726       1,850
    Net (increase) decrease in accrued interest receivable          (1,494)       (227)
 Other, net                                                           (636)      2,216
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     10,381      14,551

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Net increase (decrease) from purchases and maturities of
   interest-bearing deposits with financial institutions                 0         685
  Sales and maturities of investment securities                          0     195,139
  Maturities of held-to-maturity securities                         42,780           0
  Sales and maturities of available-for-sale securities             33,156           0
  Purchases of investment securities                                     0    (160,760)
  Purchases of investment securities:
    Held-to-maturity security                                      (17,888)          0
    Available-for-sale security                                   (111,170)          0
  Loans made to customers, net of repayments                       (50,947)    (49,066)
  Net decrease in federal funds sold                                21,025      24,770
  Additions to premises and equipment                               (4,317)     (1,151)
       NET CASH USED BY INVESTING ACTIVITIES                       (87,361)      9,617

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                           92,840      15,174
  Net decrease in other deposits                                   (28,122)    (25,135)
  Net increase (decrease) in short-term borrowings                  15,397      10,423
  Cash dividends                                                    (3,171)     (2,965)
  Proceeds from reissuance of Treasury Stock                           525           0
  Purchase of treasury stock                                        (1,855)          0
  Net increase (decrease) from long-term debt                        1,256     (15,257)
  Repayments of long-term debt                                         (10)       (129)
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              76,860     (17,889)

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (120)      6,279
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     51,947      43,460

       CASH AND CASH EQUIVALENTS, END OF PERIOD                    $51,827     $49,739
                                                                   =======     =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $34,952     $26,666

   Income taxes paid                                                $3,838      $2,542
    The accompanying notes are an integral part of the consolidated financial statements.


                      FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying September 30, 1995 and 1994 consolidated financial statements are unaudited. The December 31, 1994, consolidated statement of condition amounts are as reported in the Corporation's 1994 annual report.

    The significant accounting policies followed by First Financial Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

2. The Corporation adopted Statements of Financial Standards No's 114 and 118 (SFAS 114), "Accounting by creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" as of January 1, 1995. SFAS 114 requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

     The provision for loan and lease losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when based upon current information and events, it is probable that Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairments is primarily measured based on the fair value of the loans collateral. Impairment losses are included in the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

The following table summarizes impaired loan information.
$(thousands).....................................................September 30,
                                                                      1995

Impaired loans.......................................................$  3,715
Impaired loans with related reserve for loan losses calculated under
 SFAS 114..........................................................     3,597
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114......................................................     118


                                                                 September 30,
                                                                      1995
Average impaired loans................................................$  4,342
Interest income recognized on impaired loans..........................     159
Cash basis interest income recognized on impaired loans................      0

     Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis for certain troubled debt restructuring which are included in the impaired loan data above.

      Commercial loans and residential real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off at the time the loan becomes 180 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Credit card loans and other unsecured personal credit lines are typically charged off no later than 180 days delinquent. Other consumer loans are typically charged off at 150 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

      The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans maybe returned to accrual status when all the principal and interest amounts contractually due are paid current.

3. In May, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 amends Statements of Financial Accounting Standard No 65. "Accounting for Certain Mortgage Banking Activities", to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those mortgage servicing rights are acquired. SFAS 122 also requires that mortgage banking enterprises assess capitalized mortgage servicing rights based on the fair value of those rights on a desegregated basis. SFAS 122 applies to fiscal years beginning after December 15, 1995 however, earlier application is encouraged. The Corporation has yet to determine whether to adopt SFAS 122 early; however, if adopted during 1995 the impact on the Corporation's financial results is not expected to be material.

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

Earnings Analysis
                         Summary of Operating Results

      Net income for the first nine months of $9,162,000 represents a $314,000 increase or 3.5% from the $8,848,000 reported for the same period a year earlier. Earnings per share was $1.59 an increase of 4.6% from the $1.52 per share reported in the prior year.

      Net income for the current quarter of $3,455,000 represents a 7.4% increase or $238,000 from the $3,217,000 reported for the same quarter of 1994. Earnings per share increased to $.60 from $.55 for the same period.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first nine months of 1995 net interest income increase $713,000 or 2% as compared to the same period in 1994. Although the net interest income is increased as compared to the same period of 1994, the net interest margin for the year decreased from 4.42% in 1994 to 4.22% in 1995. This decrease is caused by higher cost paid for interest bearing liabilities as the result of more competition for funds.

      Net interest income for the third quarter of 1995 increased only $114,000 due to the higher cost paid for interest bearing liabilities.

Other Income

      Other income for the first nine months of 1995, as compared to the same period of 1994, remained almost unchanged. Significant decrease for the individual components occurred in the categories of "other income". The major contributing factor was the recovery of $425,000 in 1994 from a previous recorded loss.

      Other income for the third quarter of 1995 increased $106,000 or 6.7% as compared to the same quarter of 1994. There were no significant changes in any one category of other income.

Other Expenses


      For the first nine months of 1995, other expenses increased only 2.0% or $516,000. The main reason for this small increase was due to the favorable FDIC insurance adjustment which decreased the expense by $603,000 or 36.8%.

      Other expense for the three months ended September 30, 1995, were down $108,000 or 1.2%. These decreases are primarily the result of the favorable FDIC insurance adjustment.


                        Analysis of Financial Condition



Allowance for Possible Loan Losses

      The Corporation's provision for possible loan losses totaled $1,623,000 for the first nine months of 1995 compared to $1,864,000 for the same period a year earlier. The decreased provision is the result of fewer non-performing loans and an overall improvement in loan quality.

      At September 30, 1995, the allowance for possible loan losses was 1.20% of total loans, net of unearned income. This compares with an allowance of 1.21% at December 31, 1994. Net charge-offs for the first nine months of 1995 were $1,067,000 compared to $1,478,000 for the same period of 1994. The ratio of net charge-offs to average loans outstanding for the last five years ended December 31, 1994, was .43%. With this experience and based on management's review of the portfolio, management believes the allowance of $10,200,000 at September 30, 1995 is adequate.

Underperforming Assets

      The following is a listing of all categories of non-performing assets which includes potential problem loans at September 30, 1995 and December 31, 1994.

                                            (000')                  (000')
                                           9-30-95                 12-31-94
Nonaccrual Loans                           $3,243                  $3,481
Restructured Loans                            185                     217
                                           $3,428                  $3,698

Past due
> 90 days                                   3,089                   1,992
Land sold on contract                       1,079                     519
Total non performing asset                 $7,596                  $6,209

      The ratio of the allowance for loan losses as a percentage of non-performing loans was 155% at September 30, 1995 which represents an decrease of 15% from December 31, 1994. This decrease is the result of an increase in the amount of loans past due 90 days or more amounting to $1,097,000 or 55%. There was no one significant factor which effected this increase but on a consolidated basis each category of loans increased a small amount.

     The following loan categories comprise significant components of the non-performing loans at September 30, 1995:

Non-Accrual Loans

     1.  1-4 family residential:        $457 thousand or 14% or non-accrual
                                          loans
     2.  Commercial loans:              $2.0 million or 61% or non-accrual
                                          loans

Past due > 90 days
     1.  1-4 family residential:        $1.2 million or 35% or past due loans
     2.  Installment loans:             $803 thousand or 24% or past due loans
     3.  Commercial loans:              $771 thousand or 24% or past due loans
     4.  Construction and land
           Development                  $393 thousand or 12% or past due loans

      There are no material industry concentrations within the non-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. In accordance with the guide III item III. C 2, the Corporation had $2.1 million of doubtful loans which are still in accrual status.

Liquidity and Interest Rate Sensitivity

      The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals.

      Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $113,424,000 of investments will mature which represents 30.0% of the investment portfolio. Investments with maturities of one to five years comprise an additional 51.4% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $454,715,000 of assets. In this same period a total of $546,744,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 83% as September 30, 1995. The Corporation will continue to monitor this relationship to determine if it is appropriate to maintain a satisfactory level of net interest margin, while considering interest rate sensitivity.

Capital Adequacy

      As of September 30, 1995, the Corporation's leverage ratio was 9.26% which compared 9.30% at December 31, 1994.

      At September 30, 1995, the Corporation's tier II capital ratio was 15.43% compared to 15.30% at December 31, 1994.

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

                                                 FIRST FINANCIAL CORPORATION
                                                         (Registrant)



Date:  November 10, 1995                         By       (Signature)
                                                 Donald E. Smith, President



Date:  November 10, 1995                         By       (Signature)
                                                 John W. Perry, Secretary



Date:  November 10, 1995                         By       (Signature)
                                                 Michael A. Carty, Treasurer