Form 10-K405
period 1995-12-31
FIRST FINANCIAL CORP /IN/
filed 1996-03-27
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Fiscal Year Ended                               Commission file number
   December 31, 1995                                             0-16759


                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             INDIANA                               35-1546989
     (State of Incorporation)        (I.R.S. Employer Identification No.)


      One First Financial Plaza
           Terre Haute, IN                           47807
(Address of principal executive offices)           (Zip Code)

                 Registrant's telephone number: (812) 238-6000

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------         -----------------------------------------
  Common Stock, no par value                       Nasdaq

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation 8-K is not contained herein, and will not be contained, to the of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. __X__

     As of January 31, 1996 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $139,251,864. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 1996--5,753,304 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1995 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 17, 1996 are incorporated by reference into Part III.

                        FORM 10-K CROSS-REFERENCE INDEX


PART I

                                                                                                        PAGE
  Item 1   Business...................................................................................    2
  Item 2   Properties.................................................................................    2
  Item 3   Legal Proceedings..........................................................................    2
  Item 4   Submission of Matters to a Vote of Security Holders........................................    2

PART II

  Item 5   Market for Registrant's Common Stock and Related Stockholder Matters.......................    3
  Item 6   Selected Financial Data....................................................................    3
  Item 7   Management's Discussion and Analysis of Financial Conditions and Results of Operations.....    3
  Item 8   Financial Statements and Supplementary Data................................................    3
  Item 9   Changes in and Disagreement with Accountants on Accounting and Financial Disclosure........    3

PART III

  Item 10  Directors and Executive Officers of Registrant.............................................    3
  Item 11  Executive Compensation.....................................................................    3
  Item 12  Security Ownership of Certain Beneficial Owners and Management.............................    3
  Item 13  Certain Relationships and Related Transactions.............................................    3

PART IV

  Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................    4
           Signatures................................................................................. 4, 5

                                     PART I

ITEM 1. BUSINESS

     First Financial Corporation became a multi-bank holding company in 1984. For more information on the Bank's business, please refer to the following sections of the 1995 Annual Report to Shareholders:

     1. Description of bank services, affiliations, number of employees, and competition, on page 25.
     2.  Information regarding supervision of the Bank, on page 13.
     3.  Details regarding competition, on page 25.

ITEM 2. PROPERTIES

     First Financial Corporation (the Corporation) is located in a four story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank. This bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other 50,000 square foot building housed operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings and one of branch buildings is a single story 44,000 square foot which is located in a Terre Haute suburban area. Five other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011, September 1, 2001, June 30, 1999, and June 30, 1997.

     Facilities of the Corporation's subsidiary, First State Bank, include branches in Clay City and Poland, Indiana and two branch facilities in Brazil, Indiana including the main office. The buildings are held in fee by First State.

     Facilities of the Corporation's subsidiary, First Citizens State Bank of Newport, include its main office in Newport, Indiana and two branch facilities in Cayuga and Clinton, Indiana. All three buildings are held in fee by First Citizens.

     Facilities of the Corporation's subsidiary, First Farmers State Bank, include its main office in Sullivan, Indiana and five branch facilities in Carlisle, Dugger, Farmersburg, Hymera, and Worthington, Indiana. All six buildings are held in fee by First Farmers.

     The facility of the Corporation's subsidiary, First Ridge Farm State Bank, includes an office facility in Ridge Farm, Illinois. The building is held in fee by First Ridge Farm State.

     The facility of the Corporation's subsidiary, First Parke State Bank, include its main office in Rockville, Indiana and three branch facilities in Marshall, Montezuma and Rosedale, Indiana. All four buildings are held in fee by First Parke.

     The facility of the Corporation's subsidiary, First National Bank of Marshall, is an office facility in Marshall, Illinois. The building is held in fee by First National Bank of Marshall.


ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings which involve the Corporation or its subsidiaries that are expected to materially affect the Corporation's future financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     See "Market and Dividend Information" on page 35 of the 1995 Annual
Report.

ITEM 6. SELECTED FINANCIAL DATA

     See "Five-Year Comparison of Selected Financial Data" on page 8 of the 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See "Management's Discussion and Analysis" on pages 25 through 33 of the 1995 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Statements of Condition" on page 9, "Consolidated Statements of Income" on page 10, "Consolidated Statements of Shareholders Equity" on page 11, "Consolidated Statements of Cash Flows" on page 12, and "Notes to Consolidated Financial Statements" on pages 13-22. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 24.

Statistical disclosure by Bank Holding Company includes the following information:

     1.  "Volume/Rate Analysis," on page 26.
     2.  "Loan Portfolio," on page 28.
     3.  "Allowance for Possible Loan Losses," on page 29.
     4.  "Under-Performing Loans," on page 30.
     5.  "Deposits," on page 31.
     6.  "Short-Term Borrowings," on page 31.
     7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 34.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     See pages 3 through 5 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     See pages 5 through 10 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 13 through 14 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships" on page 4, and "Transactions with Management" on page 11 of the Annual Proxy Statement of First Financial Corporation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

          Consolidated Statements of Condition--December 31, 1995 and 1994

          Consolidated Statements of Income--Years ended December 31, 1995, 1994, and 1993

          Consolidated Statements of Shareholders' Equity--Years ended December 31, 1995, 1994, 1993 and 1992

          Consolidated Statements of Cash Flow--Years ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

     (2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

     (3)  Listing of Exhibits:

                Exhibit Number       Description
                --------------       ------------
                     21              Subsidiaries


  (b)     Reports on Forms 8-K--None

  (c) Exhibits--Exhibits to (a)(3) listed above are attached to this report.

  (d) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 14 (a)(2).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Financial Corporation



                                   Michael A. Carty, signed
                                   -------------------------------
                                   Michael A. Carty, Treasurer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                                   Date: February 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Donald E. Smith, signed                February 21, 1996
-------------------------------
Donald E. Smith, President & Director
(Principal Executive Officer)

John W. Perry, signed                  February 21, 1996
-------------------------------
John W. Perry, Secretary

Walter A. Bledsoe, signed              February 21, 1996
-------------------------------
Walter A. Bledsoe, Director

B. Guille Cox, Jr, signed              February 21, 1996
-------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed               February 21, 1996
-------------------------------
Thomas T. Dinkel, Director

Welby M. Frantz, signed                February 21, 1996
-------------------------------
Welby M. Frantz, Director

Anton H. George, signed                February 21, 1996
-------------------------------
Anton H. George, Director


-------------------------------
Mari H. George, Director

Max Gibson, signed                     February 21, 1996
-------------------------------
Max Gibson, Director

Norman L. Lowery, signed               February 21, 1996
-------------------------------
Norman L. Lowery, Director


-------------------------------
William A. Niemeyer, Director

Patrick O'Leary, signed                February 21, 1996
-------------------------------
Patrick O'Leary, Director

John W. Ragle, signed                  February 21, 1996
-------------------------------
John W. Ragle, Director

                                       February 21, 1996
-------------------------------
Chapman J. Root II, Director

Virginia L. Smith, signed              February 21, 1996
-------------------------------
Virginia L. Smith, Director

                                                            EXHIBIT 21


EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT

Terre Haute First National Bank is a wholly-owned subsidiary of the Registrant. It is a national banking association. It is an Indiana corporation. The bank conducts its business under the name of Terre Haute First National Bank.

     First State Bank is a wholly-owned subsidiary of the Registrant. It is a state corporation in Indiana. The bank conducts its business under the name of First State Bank.

     First Citizens State Bank of Newport is a wholly-owned subsidiary of the Registrant. It is a state corporation in Indiana. The bank conducts its business under the name of First Citizens State Bank.

     First Farmers State Bank is a wholly-owned subsidiary of the Registrant. It is a state corporation in Indiana. The bank conducts its business under the name of First Farmers State Bank.

     First Ridge Farm State Bank is a wholly-owned subsidiary of the Registrant. It is a state corporation in Illinois. The bank conducts its business under the name of First Ridge Farm State Bank.

     First Parke State Bank is a wholly-owned subsidiary of the Registrant. It is a state corporation in Indiana. The bank conducts its business under the name of First Parke State Bank.

     First National Bank of Marshall is a wholly-owned subsidiary of the Registrant. It is a national banking association. It is an Illinois corporation. The bank conducts its business under the name of First National Bank.