Form 10-K405/A
period 1995-12-31
FIRST FINANCIAL CORP /IN/
filed 1996-04-23
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-K405/A

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

     (3)  Listing of Exhibits:

                Exhibit Number       Description
                --------------       ------------
                     21              Subsidiaries
                     27              Financial Data Schedule


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

                                   Date: April 22, 1996