Form 10-Q
period 1996-03-31
FIRST FINANCIAL CORP /IN/
filed 1996-05-15
CIK 714562

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                MARCH 31, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

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

As of March 31, 1996 were outstanding 5,767,175 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
PART I.  Financial Information

      Item 1.  Financial Statements:


            Consolidated Statements of Condition...............................3

            Consolidated Statements of Income..................................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................11

      Signatures..............................................................12

                           FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CONDITION

                                                                            March 31,  December 31,
                                                                     1996          1995
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                            $44,111       $62,747
 Federal funds sold and securities purchased under
 agreement to resell                                                  6,893             -
 Investments:
  Available-For-Sale                                                516,395       515,409
 Loans:
   Commercial, financial and agricultural                           158,249       170,179
   Real estate - construction                                        20,360        22,134
   Real estate - mortgage                                           432,116       430,673
   Installment                                                      191,364       197,726
   Lease financing                                                    3,824         4,151
                                                                    805,913       824,863
   Less:
     Unearned income                                                  1,119         1,196
     Allowance for possible loan losses                               9,958        10,087
                                                                    794,836       813,580
 Accrued interest receivable                                         12,926        12,597
 Premises and equipment                                              24,881        23,927
 Other assets                                                        16,024        15,365
                TOTAL ASSETS                                     $1,416,066    $1,443,625


                LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit:
  Noninterest-bearing                                              $115,228      $128,672
  Interest-bearing:
    Certificates of deposit of $100,000 or more                     176,416       143,009
    Other interest-bearing deposits                                 799,236       801,867
                                                                  1,090,880     1,073,548
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                               22,717        68,778
  Treasury tax and loan open-end note                                 4,164         3,872
  Advances from Federal Home Loan Bank                               95,152        95,296
                                                                    122,033       167,946
 Other liabilities                                                   13,826        15,352
 Long-term debt                                                       6,648         6,651
 Long-term advances from Federal Home Loan Bank                      51,023        50,070
            TOTAL LIABILITIES                                     1,284,410     1,313,567

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued
   5,815,857 shares for 1996 and 1995, including                        727           727
   treasury shares of 48,682 for 1996 and 62,553 for 1995
  Additional capital                                                 33,150        33,150
  Retained earnings                                                  95,753        91,751
  Unrealized gains(losses) on AFS securities, net of tax              3,495         6,368
  Less treasury shares, at cost                                      -1,469        -1,938

            TOTAL SHAREHOLDERS' EQUITY                              131,656       130,058

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,416,066    $1,443,625


    The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended
                                                                        March 31,
                                                                   1996             1995
                                                                   (Amounts in thousands,
                                                                   except per share data)


 INTEREST INCOME:
   Loans                                                         $18,126          $17,010
   Investment securities:
     Taxable                                                       6,654            4,466
     Tax-exempt                                                    1,622            1,760
                                                                   8,276            6,226
   Other interest income                                              69              191
     TOTAL INTEREST INCOME                                        26,471           23,427

 INTEREST EXPENSE
   Deposits                                                       10,435            9,932
   Other                                                           2,511            1,900
     TOTAL INTEREST EXPENSE                                       12,946           11,832

     NET INTEREST INCOME                                          13,525           11,595

   Provision for possible loan losses                                630              540

     NET INTEREST INCOME AFTER PROVISION FOR
       POSSIBLE LOAN LOSSES                                       12,895           11,055

 OTHER INCOME
   Trust department income                                           390              315
   Service charges on deposit accounts                               311              289
   Other service charges and fees                                    815              778
   Investment securities gains (losses)                                6                6
   Other                                                             321              291
                                                                   1,843            1,679
 OTHER EXPENSES
   Salaries and employee benefits                                  4,805            4,328
   Occupancy expense                                                 807              633
   Equipment expense                                                 506              496
   Data processing expense                                           521              535
   FDIC insurance expense                                              5              543
   Other                                                           2,294            2,453
                                                                   8,938            8,988
     INCOME BEFORE INCOME TAXES                                    5,800            3,746
 Income Tax Expense                                                1,798            1,026
     NET INCOME                                                    4,002            2,720

 EARNINGS PER SHARE                                                $0.70            $0.47

 Weighted average number of shares outstanding                     5,758            5,788


  The accompanying notes are an integral part of the consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended

                                                                              March 31,

                                                                           1996      1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $4,002    $2,720
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                      630       540
    Provision for depreciation and amortization                             536       595
    Net (increase) decrease in accrued interest receivable                 -329       212
    Other, net                                                              704     1,351
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,543     5,418



 CASH FLOWS FROM INVESTING ACTIVITIES:


  Maturities of held-to-maturity securities                                   0    13,345
  Sales and maturities of available-for-sale securities                  65,656     2,976
  Purchases of investment securities:
    Held-to-maturity securities                                               0   -10,632
    Available-for-sale securities                                       -70,900   -50,766
  Loans made to customers, net of repayments                             18,122   -10,414
  Net decrease (increase) in federal funds sold                          -6,893    21,725
  Additions to premises and equipment                                    -1,391      -619
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   4,594   -34,385

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                                32,280    73,572
  Net decrease in other deposits                                        -14,948   -42,239
  Net decrease in short-term borrowings                                 -45,913   - 1,597
  Cash dividends                                                         -1,611    -1,546
  Proceeds from reissuance of Treasury Stock                                600         0
  Purchase of treasury stock                                               -131      -797
  Net increase(decrease) from long-term debt                                953    -1,897
  Repayments of long-term debt                                               -3        -3
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  -28,773    25,493

      NET DECREASE IN CASH AND CASH EQUIVALENTS                         -18,636    -3,474
 CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                         62,747    51,947

       CASH AND CASH EQUIVALENTS, END OF QUARTER                        $44,111   $48,473
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest                           $ 12,572    $9,810

   Income taxes paid                                                       $524      $900
    The accompanying notes are an integral part of the consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying March 31, 1996 and 1995 consolidated financial statements are unaudited. The December 31, 1995, consolidated statement of condition amounts are as reported in the Corporation's 1995 annual report.

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


2. The Statements of Financial Standards No's 114 and 118 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 did not result in additional provisions for loan losses primarily because the majority of impaired loan valuations continue to be based on the fair value of collateral.

     The provision for loan and lease losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when based upon current information and events, it is probable that Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairments is primarily measured based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

The following table summarizes impaired loan information.

$(thousands)...................................................     March 31,
                                                                      1996

Impaired loans......................................................$  3,762
Impaired loans with related reserve for loan losses calculated under
 SFAS 114...........................................................   3,642
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114.....................................................     120

                                                                     March 31,
                                                                       1996
Average impaired loans.............................................$  3,762
Interest income recognized on impaired loans.......................      47
Cash basis interest income recognized on impaired loans............       0

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

3. The effect of adopting Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" was not material to the Corporation's financial statement.

                                FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the review is to point out key factors in First Financial's recent performance, compared with earlier periods. The review should be read in conjunction with the financial statements beginning on Page 3 of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation's annual report for 1995.



                                     Summary of Operating Results

      Net income for current quarter of $4,002,000 was 47% greater than the first quarter of 1995. Earnings per share increased to $.70 from $.47 for the same period of 1995 which represents a record first quarter earnings.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 1996 net interest income increased $1,930,000 or 16.6% as compared to the same period of 1995. The net interest margin for the quarter increased from 4.17% in 1995 to 4.37% in 1996. This increase was the result of continued growth in earning assets.

Other Income

      Other income for the three month period ending March 31, 1996, as compared to the same period of 1995 increased $164,000 or 9.8%. Contributing to the increase were the increase of trust department income of $75,000 or 23.8%, and other miscellaneous income of $31,000 or 10.7%.


Other Expenses

     Other expenses for the first three months of 1996, as compared to the same period of 1995, remained almost unchanged. Although the employee benefits and occupancy expense increased by $192,000 and $174,000 respectably for the first quarter of 1996 compared to the same period a year earlier, these increases were offset by the favorable FDIC insurance adjustment which decreased by $538,000 or 99%.


Allowance for Possible Loan Losses

      The Corporation's provision for possible loan losses totaled $630,000 for the first three months of 1996 compared to $540,000 in the same period a year earlier.

      At March 31, 1996, the allowance for possible loan losses was 1.24% of total loans, net of unearned income. This compares with an allowance of 1.22% at December 31, 1995. Net chargeoffs for the first three months of 1996 were $755,000 compared to $311,000 for the same period of 1995. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1995, was .34%. With this experience and based on management's review of the portfolio, management believes the allowance of $9,958,000 at March 31, 1996 is adequate.

Underperforming Assets



      The following is a listing of all categories of non-performing assets which includes potential problem loans at March 31, 1996 and December 31, 1995.


                                           3-31-96                12-31-95

Nonaccrual Loans                           $ 2,558                 $2,782
Restructured Loans                               0                    185
                                           $ 2,558                 $2,967


Past due
> 90 days                                  $ 6,860                 $5,809
Land sold on contract                        1,289                  1,218
Total non-performing asset                 $10,707                 $9,994


     The ratio of the allowance for loan losses as a percentage of non-performing loans was 105% at March 31, 1996 which represents an decrease of 9% from December 31, 1995. This decrease is the result of an increase in the amount of loans past due 90 days or more amounting to $1,051,000 or 18%. There was no one significant factor which affected this increase but on a consolidated basis each category of loans increased a small amount.

      The following loan categories comprise significant components of the non-performing loans at March 31, 1996:

Non-Accrual Loans

 1.  1-4 family residential:          $306 thousand or 12% of non-accrual loans
 2.  Commercial loans:                $1.1 million or 44% of non-accrual loans
 3.  Non farm nonresidential
     properties:                      $791 thousand or 31% of non-accrual loans

Past due > 90 days

 1.  1-4 family residential:             $2.2 million or 33% of past due loans
 2.  Commercial loans:                   $3.1 million  or 45% of past due loans
 3.  Non farm nonresidential properties: $731 thousand or 11% of past due loans

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

     Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $87,838,000 of investments will mature, which represents 16.9% of the investment portfolio. Investments with maturities of one to five years comprise an additional 38.6% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $522,271,000 of assets. In this same period a total of $547,101,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 97% as March 31, 1996. The Corporation will continue to monitor this relationship to determine if it is appropriate in maintaining a satisfactory level of net interest margin, while also considering interest rate sensitivity.

Capital Adequacy

      As of March 31, 1996 the Corporation leverage ratio was 9.10% which compared 9.30% at December 31, 1995.

      At March 31, 1996, the Corporation's total capital which includes Tier II capital was 16.19% compared to 15.58% at December 31, 1995.

                               FIRST FINANCIAL CORPORATION

                                PART II OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of the shareholders of the Corporation was held on April 17, 1996.

(b)   The following were elected Directors of the Corporation:
      Walter A. Bledsoe, B. Guille Cox, Jr., Thomas T. Dinkel, Welby M. Frantz, Anton Hulman George, Mari Hulman George, Gregory L. Gibson, Max Gibson, Norman L. Lowery, William Niemeyer, Patrick O'Leary, John W. Ragle, Chapman J. Root II, Donald E. Smith, and Virginia Smith.

(c) The shareholders unanimously approved the annual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1995.




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

                                                     FIRST FINANCIAL CORPORATION
                                                              (Registrant)




Date:  May 10, 1996                                  By       (Signature)
                                                     Donald E. Smith, President


Date:  May 10, 1996                                  By       (Signature)
                                                     John W. Perry, Secretary


Date:  May 10, 1996                                  By       (Signature)
                                                     Michael A. Carty, Treasurer