Form 10-Q
period 1996-06-30
FIRST FINANCIAL CORP /IN/
filed 1996-08-13
CIK 714562

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                 June 30, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                          SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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

As of June 30, 1996 were outstanding 6,055,080 shares without par value, of the registrant.

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

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders.........................................10


Signatures.................................................................11


                              FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                                                                  June 30, December 31,
                                                                     1996        1995
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                         $48,022     $62,747
 Federal funds sold and securities purchased under
  agreements to resell                                             1,050           -
 Investments:
  Available-For-Sale                                             521,186     515,409
 Loans:
   Commercial, financial and agricultural                        164,799     170,179
   Real estate - construction                                     19,035      22,134
   Real estate - mortgage                                        445,767     430,673
   Installment                                                   186,361     197,726
   Lease financing                                                 3,579       4,151
                                                                 819,541     824,863
   Less:
     Unearned income                                               1,019       1,196
     Allowance for possible loan losses                           10,086      10,087
                                                                 808,436     813,580
 Accrued interest receivable                                      13,164      12,597
 Premises and equipment                                           25,090      23,927
 Other assets                                                     16,136      15,365
                TOTAL ASSETS                                   1,433,084   1,443,625


                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit:
  Noninterest-bearing                                           $114,858    $128,672
  Interest-bearing:
    Certificates of deposit of $100,000 or more                  180,947     143,009
    Other interest-bearing deposits                              783,048     801,867
                                                               1,078,853   1,073,548
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                            33,827      68,778
  Treasury tax and loan open-end note                              7,032       3,872
  Advances from Federal Home Loan Bank                           119,124      95,296
                                                                 159,983     167,946
 Other liabilities                                                10,642      15,352
 Long-term debt                                                    6,644       6,651
 Long-term advances from Federal Home Loan Bank                   48,245      50,070
            TOTAL LIABILITIES                                  1,304,367   1,313,567

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued
   6,103,762 shares for 1996 and 6,104,424 shares for 1995           763      727.00
   including treasury shares of 48,682 for 1996 and 44,510
   for 1995
  Additional capital                                              42,327      33,150
  Retained earnings                                               88,604      91,751
  Unrealized gains(losses) on AFS securities, net of tax          -1,508       6,368
  Less treasury shares, at cost                                   -1,469      -1,938

            TOTAL SHAREHOLDERS' EQUITY                           128,717     130,058

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,433,084  $1,443,625

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                          Three Months Ended       Six Months ended
                                               June 30,                June 30,
                                          1996       1995        1996       1995
                                        (Amounts in thousands, except per share amounts)
INTEREST INCOME:
   Loans                                   $17,947    $17,949     $36,073    $34,959
   Investment securities:
     Taxable                                 7,102      4,401      13,756      8,867
     Tax-exempt                              1,559      1,789       3,181      3,549
                                             8,661      6,190      16,937     12,416
   Other interest income                        46        173         115        364
     TOTAL INTEREST INCOME                  26,654     24,312      53,125     47,739

 INTEREST EXPENSE:
   Deposits                                 10,589     10,624      21,024     20,556
   Other                                     2,686      1,691       5,197      3,591
     TOTAL INTEREST EXPENSE                 13,275     12,315      26,221     24,147

     NET INTEREST INCOME                    13,379     11,997      26,904     23,592

   Provision for possible
     loan losses                               778        540       1,408      1,080

     NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
        LOAN LOSSES                         12,601     11,457      25,496     22,512
 OTHER INCOME
   Trust department income                     409        361         799        676
   Service charges on deposit
     accounts                                  324        301         635        590
   Other service charges and fees              708        784       1,523      1,562
   Investment securities gains
     (losses)                                  148        -30         154        -24
   Other                                       245        335         566        626
                                             1,834      1,751       3,677      3,430
 OTHER EXPENSES
   Salaries and employee benefits            4,903      4,532       9,708      8,860
   Occupancy expense                           751        646       1,558      1,279
   Equipment expense                           609        507       1,115      1,003
   Data processing expense                     152        489         673      1,024
   FDIC insurance expense                       10        544          15      1,087
   Other                                     2,505      2,386       4,799      4,839
                                             8,930      9,104      17,868     18,092

     INCOME BEFORE INCOME TAXES              5,505      4,104      11,305      7,850
 Income Tax Expense                          1,609      1,117       3,407      2,143
     NET INCOME                              3,896      2,987       7,898      5,707

 EARNINGS PER SHARE:                         $0.64      $0.49       $1.31      $0.94

 Weighted average number of
  shares outstanding                         6,055      6,060       6,051      6,068

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         Six Months Ended
                                                                             June 30,

                                                                        1996      1995

 CASH FLOWS FROM OPERATING ACTIVITIERS:
 Net income                                                           $7,898      $5,707
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                 1,407       1,080
    Provision for depreciation and amortization                        1,036       1,169
    Net increase in accrued interest receivable                         -567        -287
    Other, net                                                         1,680      -1,175
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        8,094       6,494



 CASH FLOWS FROM INVESTING ACTIVITIES:

 Sales and maturities of investment securities:
  Maturities of held-to-maturity securities                                0      31,787
  Sales and maturities of available-for-sale securities               68,909      20,466
  Purchases of investment securities:
    Held-to-maturity security                                              0     -12,961
    Available-for-sale security                                      -86,814     -61,837
  Loans made to customers, net of repayments                           3,939     -29,109
  Net <increase> decrease in federal funds sold                       -1,050      17,870
  Additions to premises and equipment                                 -2,171      -1,623
       NET CASH USED BY INVESTING ACTIVITIES                         -17,187     -35,407

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                             33,970      83,065
  Net decrease in other deposits                                     -28,665     -38,837
  Net decrease in short-term borrowings                               -7,963     -13,494
  Cash dividends                                                      -1,611      -1,546
  Proceeds from reissuance of Treasury Stock                             600         525
  Purchase of treasury stock                                            -131      -1,312
  Net decrease from long-term debt                                    -1,825      -2,801
  Repayments of long-term debt                                            -7          -6
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                -5,632      25,594

      NET DECREASE IN CASH AND CASH EQUIVALENTS                      -14,725      -3,319
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       62,747      51,947

       CASH AND CASH EQUIVALENTS, END OF PERIOD                      $48,022     $48,628
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $26,360     $22,498

   Income taxes paid                                                  $3,782      $2,527
    The accompanying notes are an integral part of the consolidated financial statements.

                      FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying June 30, 1996 and 1995 consolidated financial statements are unaudited. The December 31, 1995, consolidated statement of condition amounts are as reported in the Corporation's 1995 annual report.

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

     The provision for loan and lease losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when based upon current information and events, it is probable that Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairments are primarily measured based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

The following table summarizes impaired loan information.

$(thousands)......................................................     June 30
                                                                         1996

Impaired loans........................................................$  4,955
Impaired loans with related reserve for loan losses calculated under
 SFAS 114.............................................................   4,955
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114.......................................................       0

                                                                       June 30
                                                                         1996

Average impaired loans................................................$  4,359
Interest income recognized on impaired loans..........................     153
Cash basis interest income recognized on impaired loans...............       0

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

      At the May 21, 1996 meeting, the Board of Directors approved a 5% stock dividend to shareholders of record June 18, 1996. This stock dividend is reflected in the accompanying financial statements.


Earnings Analysis

                         Summary of Operating Results


      The Corporation reported earnings of $7.9 million for the first six month which reflect a 38% increase above the same period for 1995, while the second quarter net income of $3.9 million reflects a 30% increase over the second quarter of 1995. Earnings per share results of $1.31 and $0.64 for the six and three month period respectively, reflect similar increases from the respective prior year's $0.94 and $0.49 per share.


Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first six months of 1996 net interest income increased $3,312,000 or 14.0% as compared to the same period of 1995. This increase was the result of continued growth in earning assets and an increase in the net interest margin from 4.22% in 1995 to 4.33% in 1996.

      For the second quarter of 1996 a net interest income increased $1,382,000 or 11.5% as compared to the same period of 1995, the net interest margin decreased slightly from 4.27% in 1995 to 4.25% in 1996. This decrease was caused by a decreased second quarter earnings rate of 8.2% compared to 8.3% of the same quarter of 1995.

Other Income

     Other income for the six months of 1996, as compared to the same period of 1995, increased $247,000 or 7.2%. The major contributing factor was the increase in investment securities gains of $154,000 in 1996 compared to $24,000 loss as in the same period of 1995. This also affected second quarter other income which increased $83,000 or 4.7% from same quarter of 1995. There were no other significant changes.

Other Expenses

      Other expenses for the first six months of 1996, as compared to the same period of 1995, decreased $224,000 or 1.2%. Although the employee benefits and occupancy expense increased by $848,000 and $279,000 respectively for the first six months of 1996 compared to the same period a year earlier, these increase were offset by the favorable FDIC insurance adjustment which decreased by $1,072,000 or 98.6% and data processing expense by $351,000 or 34.3%. The Corporation changed data processing service from a facilitics management firm to an in house operation which impacted data processing expenses favorably.

      Other expenses for the three months ended June 30, 1996 were down by $174,000 or 1.9%. These decreases are primarily the result of the favorable FDIC insurance adjustment and the changing data processing services.


Allowance for Possible Loan Losses


     The Corporation's provision for possible loan losses totaled $1,408,000 for the first half of 1996 compared to $1,080,000 for the same period a year earlier.

      At June 30, 1996, the allowance for possible loan losses was 1.23% of total loans, net of unearned income. This compares with an allowance of 1.22% at December 31, 1995. Net charge-offs for the first six months of 1996 were $1,409,000 compared to $324,000 for the same period of 1995. The ratio of net charge-offs to average loans outstanding for the last five years ended December 31, 1995, was .34%. With this experience and based on management's review of the portfolio, management believes the allowance of $10,086,000 at June 30, 1996 is adequate.


Underperforming Assets



      The following is a listing of all categories of non-performing assets which includes potential problem loans at June 30, 1996 and December 31, 1995.


                                           6-30-96                12-31-95

Nonaccrual Loans                           $ 4,626                 $2,782
Restructured Loans                               0                    185
                                           $ 4,626                 $2,967

Past due
> 90 days                                  $ 5,117                 $5,809
Land sold on contract                        1,322                  1,218
Total non-performing asset                 $11,065                 $9,994

     The ratio of the allowance for loan losses as a percentage of non-performing loans was 104% at June 30, 1996 which represents a decrease of 10% from December 31, 1995. This decrease is the result of an increase in the amount of non-accrual loans amounting to $1,844,000 or 16%. This increase was offset by decreased past loans due 90 days or more by $692,000 or 11.9%. There was no one significant factor which affected this increase but on a consolidated basis each category of loans increased a small amount and also some of loans were reclassified from loans past due 90 days or more to the non-accrual category.

     The following loan categories comprise significant components of the non-performing loans at June 30, 1996:

Non-Accrual Loans

1. 1-4 family residential:            $500 thousand or 11% of non-accrual loans
2. Commercial loans:                   $1.7 million or 38% of non-accrual loans
3. Non farm nonresidential properties: $729 thousand or 16% of non-accrual loans

Past due > 90 days

1. 1-4 family residential:             $1.5 million or 30% of past due loans
2. Commercial loans:                   $1.7 million  or 34% of past due loans
3. Non farm nonresidential properties: $703 thousand or 14% of past due loans

   There are no material industry concentrations within the non-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. The Corporation had $2.2 million of doubtful loans which are still in accrual status.

Liquidity and Interest Rate Sensitivity

      The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals.

      Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $184,450,000 of investments will mature which represents 35.9% of the investment portfolio. Investments with maturities of one to five years comprise an additional 42.9% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $611,593,000 of assets. In this same period a total of $572,540,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 107% as June 30, 1996. The Corporation will continue to monitor this relationship to determine if it is appropriate to maintain a satisfactory level of net interest margin, while considering interest rate sensitivity.

Capital Adequacy

      As of June 30, 1996, the Corporation's leverage ratio was 9.14% which compared 9.30% at December 31, 1995.

      At June 30, 1996, the Corporation's total capital which includes tier II capital was 16.34% compared to 15.58% at December 31, 1995.

                          FIRST FINANCIAL CORPORATION

                           PART II OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

      (a) The Annual meeting of the shareholders of the Corporation was held on April 17 1996.

      (b)   The following were elected Directors of the Corporation:
            Walter A. Bledsoe, B. Guille Cox, Jr., Thomas T. Dinkel, Welby M. Frantz, Anton Hulman George, Mari Hulman George, Gregory L. Gibson, Max Gibson, Norman L. Lowery, William Niemeyer, Patrick O'Leary, John W. Ragle, Chapman J.Root II, Donald E. Smith, and Virginia Smith.

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


                                                   FIRST FINANCIAL CORPORATION
                                                             (Registrant)




Date:  August 12, 1996                             By       (Signature)
                                                   Donald E. Smith, President




Date:  August 12, 1996                             By       (Signature)
                                                   John W. Perry, Secretary




Date:  August 12, 1996                             By       (Signature)
                                                   Michael A. Carty, Treasurer