Form 10-Q
period 1996-09-30
FIRST FINANCIAL CORP /IN/
filed 1996-11-15
CIK 714562

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                              September 30, 1996

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                              SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

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

As of September 30, 1996 were outstanding 6,681,876 shares without par value, of the registrant.

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

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................7

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................10

      Signatures..............................................................11

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                                                                                    <F1>)
                                                                   Sept 30,     Dec. 31,
                                                                     1996         1995
                                                             (Dollar amounts in thousands)


 Cash and due from banks                                          $70,885    $65,276

 Federal funds sold and securities purchased under
  agreements to resell                                              2,525     10,000
 Investments
  Available-For-Sale                                              585,693    545,367
 Loans:
   Commercial, financial and agricultural                         204,093    180,858
   Real estate - construction                                      21,284     22,882
   Real estate - mortgage                                         490,503    460,060
   Installment                                                    194,144    213,696
   Lease financing                                                  3,284      4,151
                                                                  913,308    881,647
   Less:
     Unearned income                                                1,372      2,131
     Allowance for possible loan losses                            10,587     10,616
                                                                  901,349    868,900
 Accrued interest receivable                                       15,756     13,600
 Premises and equipment                                            26,455     25,639
 Other assets                                                      16,912     16,525
                TOTAL ASSETS                                   $1,619,575 $1,545,307


                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                            $151,933   $136,356
  Interest-bearing:
    Certificates of deposit of $100,000 or more                   207,879    153,092
    Other interest-bearing deposits                               822,282    874,033
                                                                1,182,094  1,163,481
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                             62,358     69,661
  Treasury tax and loan open-end note                               8,631      3,872
  Advances from Federal Home Loan Bank                            118,502     95,296
                                                                  189,491    168,829
 Other liabilities                                                 10,065     16,171
 Long-term debt                                                     6,640      6,680
 Long-term advances from Federal Home Loan Bank                    86,121     50,070
            TOTAL LIABILITIES                                   1,474,411  1,405,231

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued and outstanding
   6,681,876 shares for 1996 and 6,667,312 shares for 1995            835        799
  Additional capital                                               43,761     34,117
  Retained earnings                                                99,127     98,625
  Unrealized gains(losses) on AFS securities, net of tax            1,441      6,535
            TOTAL SHAREHOLDERS' EQUITY                            145,164    140,076

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,619,575 $1,545,307

The accompanying notes are an integral part of the consolidated financial statements.

<F1> Figures have been restated to reflect the acquisition of Crawford Bancorp, Inc.

                           FIRST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                                       <F1>                      <F1>
                                          Three Months Ended         Nine Months ended
                                             September 30,           September   30,
                                             1996       1995          1996       1995
                                        (Amounts in thousands, except per share amounts)
INTEREST INCOME:
   Loans                                   $19,952    $19,925     $58,390    $57,422
   Investment securities:
     Taxable                                 7,473      5,062      22,047     14,651
     Tax-exempt                              1,747      1,824       5,049      5,495
                                             9,220      6,886      27,096     20,146
   Other interest income                        38        216         403        674
     TOTAL INTEREST INCOME                  29,210     27,027      85,889     78,242

 INTEREST EXPENSE:
   Deposits                                 11,527     11,794      34,410     34,054
   Other                                     3,077      2,129       8,249      5,714
     TOTAL INTEREST EXPENSE                 14,604     13,923      42,659     39,768

     NET INTEREST INCOME                    14,606     13,104      43,230     38,474

   Provision for possible
     loan losses                             1,207        618       2,910      1,773

     NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE
        LOAN LOSSES                         13,399     12,486      40,320     36,701
 OTHER INCOME
   Trust department income                     435        380       1,293      1,110
   Service charges on deposit
     accounts                                  421        408       1,232      1,189
   Other service charges and fees              769        770       2,292      2,332
   Investment securities gains
     (losses)                                   60         -3         214        -27
   Other                                       215        311         851        979
                                             1,900      1,866       5,882      5,583
 OTHER EXPENSES
   Salaries and employee benefits            5,127      4,971      15,586     14,544
   Occupancy expense                           724        737       2,397      2,114
   Equipment expense                           846        551       2,058      1,638
   Data processing expense                      30        515         726      1,528
   FDIC insurance expense                        5        -50          29      1,133
   Other                                     3,252      2,571       8,653      7,832
                                             9,984      9,295      29,449     28,789

     INCOME BEFORE INCOME TAXES              5,315      5,057      16,753     13,495
 Income Tax Expense                          1,670      1,378       5,087      3,684
     NET INCOME                              3,645      3,679      11,666      9,811

 EARNINGS PER SHARE:                         $0.55      $0.55       $1.75      $1.47

 Weighted average number of
  shares outstanding                         6,682      6,678       6,677      6,690

The accompanying notes are an integral part of the consolidated financial statements.

<F1> Figures have been restated to reflect the acquisition of Crawford Bancorp, Inc.

                                FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   <F1>
                                                                     Nine Months Ended
                                                                      September 30,

                                                                       1996        1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $11,666      $9,811
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                2,910       1,773
    Provision for depreciation and amortization                       1,923       1,956
    Net increase in accrued interest receivable                      -2,156      -1,599
    Other, net                                                       -1,830        -924
      NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,513      11,017



 CASH FLOWS FROM INVESTING ACTIVITIES:

 Sales and maturities of investment securities                            0           0
 Maturities of held-to-maturity securities                                0      42,780
  Sales and maturities of available-for-sale securities             119,896      33,156
  Purchases of investment securities:
    Held-to-maturity security                                             0     -17,888
    Available-for-sale security                                    -167,315    -107,613
  Loans made to customers, net of repayments                        -36,306     -48,806
  Net decrease in federal funds sold                                  7,475      18,200
  Additions to premises and equipment                                -2,649      -4,782
       NET CASH USED BY INVESTING ACTIVITIES                        -78,899     -84,953

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                            33,994      92,840
  Net decrease in other deposits                                    -15,381     -29,977
  Net decrease in short-term borrowings                              20,662      14,903
  Cash dividends                                                     -3,760      -3,489
  Proceeds from reissuance of Treasury Stock                            600         525
  Purchase of treasury stock                                           -131      -1,855
  Net increase from long-term debt                                   36,022       1,222
  Repayments of long-term debt                                          -11         -10
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      71,995      74,159

      NET DECREASE IN CASH AND CASH EQUIVALENTS                       5,609         223
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      65,276      54,498

       CASH AND CASH EQUIVALENTS, END OF PERIOD                     $70,885     $54,721
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                         $42,245     $37,494

   Income taxes paid                                                 $5,445      $3,959

    The accompanying notes are an integral part of the consolidated financial statements.

<F1> Figures have been restated to reflect the acquisition of Crawford Bancorp, Inc.

                      FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying September 30, 1996 and 1995 consolidated financial statements are unaudited. The December 31, 1995, consolidated statement of condition amounts are as reported in the Corporation's 1995 annual report except for the restatement necessary for the acquisition of Crawford Bancorp, Inc.

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

$(thousands)...................................................     Sept. 30
                                                                      1996
Impaired loans.........................................................$ 3,211
Impaired loans with related reserve for loan losses calculated under
 SFAS 114..............................................................  3,196
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114........................................................     15

                                                                       Sept.30
                                                                          1996
Average impaired loans.................................................$ 3,976
Interest income recognized on impaired loans...........................    110
Cash basis interest income recognized on impaired loans................      0

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


Earnings Analysis

                         Summary of Operating Results


      Net income for the first nine month of $11,666,000 represents a $1,855,000 increase or 18.9% from the $9,811,000 reported for the same period a year earlier. Earnings per share was $1.75 an increase of 19.0% from the $1.47 per share reported in the prior year.

      Net income for the current quarter of $3,645,000 represents a 0.9% below 1995 because of merger expenses of First Crawford State Bank and reduced earnings at that affiliate. Earnings per share for quarters remained unchanged at $.55 for both 1996 and 1995.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first nine months of 1996 net interest income increased $4,756,000 or 12.4% as compared to the same period of 1995. This increase was the result of continued growth in earning assets and an increase in the net interest margin from 4.20% in 1995 to 4.31% in 1996.

      For the third quarter of 1996 a net interest income increased $1,502,000 or 11.5% as compared to the same period of 1995, and the net interest margin also increased from 4.23% in 1995 to 4.33% in 1996.


Other Income

      Other income for the nine months of 1996, as compared to the same period of 1995, increased $299,000 or 5.3%. The major contributing factor was the increase in investment securities gains of $214,000 in 1996 compared to $27,000 loss as in the same period of 1995. This also affected third quarter other income which increased $34,000 or 1.8% from same quarter of 1995. There were no other significant changes.

Other Expenses

      Other expenses for the first nine months of 1996, as compared to the same period of 1995, increased $660,000 or 2.3%. The expenses for the employee salaries and benefits, occupancy, and equipment increased by $1,042,000, $283,000 and $420,000 respectively for the first nine months of 1996 compared to the same period a year earlier. In addition, all other category expenses increased by $821,000 primarily because of merger expenses of First Crawford State Bank. These increases were offset by the favorable FDIC insurance adjustment which decreased by $1,104,000 or 97.4% and data processing expense by $802,000 or 52.5%. The Corporation changed data processing service from a facilities management firm to an in-house operation which impacted data processing expenses favorably.

      Other expenses for the three months ended September 30, 1996 were increased by $689,000 or 7.4%. These increases is primarily the result of the First Crawford State Bank merger expenses.


Allowance for Possible Loan Losses


     The Corporation's provision for possible loan losses totaled $2,910,000 for the first nine months of 1996 compared to $1,773,000 for the same period a year earlier. The increase provision is the result of increased delinquencies and charge-offs in consumer loans.

      At September 30, 1996 the allowance for possible loan losses was 1.16% of total loans, net of unearned income. This compares with an allowance of 1.21% at December 31, 1995. Net charge-offs for the first nine months of 1996 were $2,939,000 compared to $1,344,000 for the same period of 1995. The ratio of net charge-offs to average loans outstanding for the last five years ended December 31, 1995, was .43%. With this experience and based on management's review of the portfolio, management believes the allowance of $10,587,000 at September 30, 1996 is adequate.


Underperforming Assets



      The following is a listing of all categories of non-performing assets which includes potential problem loans at September 30, 1996 and December 31, 1995.


                                                                    <F1>
                                           (000')                  (000')
                                           9-30-96                12-31-95

Nonaccrual Loans                           $ 4,423                 $ 3,088
Restructured Loans                              50                     219
                                           $ 4,473                 $ 3,307


Past due
> 90 days                                  $ 6,168                 $ 5,809
Land sold on contract                        2,833                   1,218
Total non-performing asset                 $13,474                 $10,334

<F1> Figures have been restated to reflect the acquisition of Crawford
     Bankcorp, Inc.

     The ratio of the allowance for loan losses as a percentage of non-performing loans was 99.5% at September 30, 1996 compared to 116% from December 31, 1995. This decrease is the result of an increase in the amount of non-accrual loans amounting to $1,335,000 or 43%. There was no one significant factor which affected this increase but on a consolidated basis each category of loans increased a small amount.

     The following loan categories comprise significant components of the non-performing loans at September 30, 1996:

Non-Accrual Loans

1. 1-4 family residential:             $606 thousand or 13% of non-accrual loans
2. Commercial loans:                   $2.7 million or 61% of non-accrual loans
3. Non farm nonresidential properties: $745 thousand or 17% of non-accrual loans

Past due > 90 days

1.  1-4 family residential:             $2.1 million or 34% of past due loans
2.  Commercial loans:                   $1.3 million  or 21% of past due loans
3.  Non farm nonresidential properties: $826 thousand or 14% of past due loans
4.  Consumer Loans                      $1.4 million or 23% of past due loans

      There are no material industry concentrations within the non-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. The Corporation had $1.5 million of doubtful loans which are still in accrual status.

Liquidity and Interest Rate Sensitivity

      The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals.

      Part of the strategy in maintaining a satisfactory level of liquidity is to structure a maturity schedule for the investment and loan portfolios that will allow for fluctuations in the availability of funds. Within the next twelve months $187,502,000 of investments will mature which represents 33.9% of the investment portfolio. Investments with maturities of one to five years comprise an additional 38.4% of the investment portfolio.

      The investment maturities along with the normal run-off of loans coupled with a large supply of unpledged securities for repurchase agreements, federal funds purchased, additional negotiable certificates of deposits, and other available borrowings affords the Corporation flexibility in funding loan growth and meeting other market opportunities as they present themselves.

      During the next twelve months the Corporation will either reprice or mature a total of $622,112,000 of assets. In this same period a total of $584,432,000 of liabilities will either be repriced or mature. Thus, the ratio of rate sensitive assets to rate sensitive liabilities as measured on a static basis, is 106% as September 30, 1996. The Corporation will continue to monitor this relationship to determine if it is appropriate to maintain a satisfactory level of net interest margin, while considering interest rate sensitivity.


Capital Adequacy

      As of September 30, the Corporation's leverage ratio was 9.27% which compared 9.31% at December 31, 1995.

      At September 30, 1996, the Corporation's total capital which includes tier II capital was 17.34% compared to 15.65% at December 31, 1995.

                          FIRST FINANCIAL CORPORATION

                           PART II OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

      (a) The Annual meeting of the shareholders of the Corporation was held on April 17 1996.

      (b)   The following were elected Directors of the Corporation:
            Walter A. Bledsoe, B. Guille Cox, Jr., Thomas T. Dinkel, Anton Hulman George, Mari Hulman George, Gregory L. Gibson, Max Gibson, Norman L. Lowery, William Niemeyer, Patrick O'Leary, John W. Ragle, Chapman J. Root II, Donald E. Smith, and Virginia Smith.

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

                                                     FIRST FINANCIAL CORPORATION
                                                             (Registrant)





Date:  November 13, 1996                             By       (Signature)
                                                     Donald E. Smith, President




Date:  November 13, 1996                             By       (Signature)
                                                     John W. Perry, Secretary




Date:  November 13, 1996                             By       (Signature)
                                                     Michael A. Carty, Treasurer