Form 10-K405
period 1996-12-31
FIRST FINANCIAL CORP /IN/
filed 1997-03-27
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                              Commission file number
    December 31, 1996                                         0-16759


                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


        INDIANA                                      35-1546989
(State of Incorporation)                (I.R.S. Employer Identification No.)

        One First Financial Plaza                      47807
             Terre Haute, IN
(Address of principal executive offices)             (Zip Code)


                 Registrant's telephone number: (812) 238-6000

          Securities registered pursuant to Section 12(b) of the Act:


     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           -----------------------------------------
 Common Stock, no par value                           Nasdaq


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation 8-K is not contained herein, and will not be contained, to the of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. X
           ---

     As of January 31, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $168,659,784. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 1997--6,681,876 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the 1996 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 16, 1997 are incorporated by reference into Part III.

                        FORM 10-K CROSS-REFERENCE INDEX


                                                                                                                PAGE
PART I

   Item 1   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

   Item 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

   Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

   Item 4   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .    2

PART II

   Item 5   Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . . . . . .    3

   Item 6   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Item 7   Management's Discussion and Analysis of Financial Conditions and Results of Operations . . . . . .    3

   Item 8   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Item 9   Changes in and Disagreement with Accountants on Accounting and Financial Disclosures . . . . . . .    3

PART III

   Item 10  Directors and Executive Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Item 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Item 12  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .    3

   Item 13  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .    3

PART IV

   Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . .    4

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4, 5

                                     PART I


ITEM 1.  BUSINESS

     First Financial Corporation became a multi-bank holding company in 1984. For more information on the Bank's business, please refer to the following sections of the 1996 Annual Report to Shareholders:
     1. Description of bank services, affiliations, number of employees, and competition, on page 34.
     2.  Information regarding supervision of the Bank, on page 21.
     3.  Details regarding competition, on page 34.

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

     Facilities of the Corporation's subsidiary, First Crawford State Bank, include its main office in Robinson, Illinois and two branch facilities in Oblong and Sumner, Illinois. All three buildings are held in fee by First Crawford.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings which involve the Corporation or its subsidiaries that are expected to materially affect the Corporation's future financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
     See "Market and Dividend information" on page 44 of the 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA
     See "Five Year Comparison of Selected Financial Data" on page 16 of the 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     See "Management's Discussion and Analysis" on pages 34 through 42 of the 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See "Consolidated Balance Sheets" on page 17, "Consolidated Statements of Income" on page 18, "Consolidated Statements of Shareholders Equity" on page 19, "Consolidated Statements of Cash Flows" on page 20, and "Notes to Consolidated Financial Statement" on pages 21-31. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 33. Statistical disclosure by Bank Holding Company include the following information:

     1.  "Volume/Rate Analysis," on page 35.
     2.  "Loan Portfolio," on page 37.
     3.  "Allowance for Possible Loan Losses," on page 38.
     4.  "Under-Performing Loans," on page 39.
     5.  "Deposits," on page 40.
     6.  "Short-Term Borrowings," on page 40.
     7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 43.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     See pages 5 through 6 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11.  EXECUTIVE COMPENSATION
     See pages 7 through 10 of the Annual Proxy Statement of First Financial Corporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     See pages 23 through 24 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See "Certain Relationships" on page 5, and "Transactions with Management" on page 10 of the Annual Proxy Statement of First Financial Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Donald E. Smith, signed                                       February 18, 1996
---------------------------------
Donald E. Smith, President & Director
(Principal Executive Officer)

John W. Perry, signed                                         February 18, 1996
---------------------------------
John W. Perry, Secretary

Walter A. Bledsoe, signed                                     February 18, 1996
---------------------------------
Walter A. Bledsoe, Director

B. Guille Cox, Jr, signed                                     February 18, 1996
---------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed                                      February 18, 1996
---------------------------------
Thomas T. Dinkel, Director

Welby M. Frantz, signed                                       February 18, 1996
---------------------------------
Welby M. Frantz, Director

Anton H. George, signed                                       February 18, 1996
---------------------------------
Anton H. George, Director


---------------------------------
Mari H. George, Director

Max Gibson, signed                                            February 18, 1996
---------------------------------
Max Gibson, Director

Norman L. Lowery, signed                                      February 18, 1996
---------------------------------
Norman L. Lowery, Director


---------------------------------
William A. Niemeyer, Director

Patrick O'Leary, signed                                       February 18, 1996
---------------------------------
Patrick O'Leary, Director

                                                              February 18, 1996
---------------------------------
John W. Ragle, Director

Chapman J. Root II, signed                                    February 18, 1996
---------------------------------
Chapman J. Root II, Director

Virginia L. Smith, signed                                     February 18, 1996
---------------------------------
Virginia L. Smith, Director