Form 10-Q
period 1997-03-31
FIRST FINANCIAL CORP /IN/
filed 1997-05-13
CIK 714562

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                   SECURITIES EXCHANGE ACT OF 1934

                     FIRST FINANCIAL CORPORATION

                           MARCH 31, 1997







                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                          SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

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

As of March 31, 1997 were outstanding 6,681,876 shares without par value, of the registrant.

                               FIRST FINANCIAL CORPORATION

                                         FORM 10-Q

                                           INDEX

                                                                        Page No.
PART I.  Financial Information

      Item 1.  Financial Statements:


            Consolidated Balance Sheets........................................3

            Consolidated Statements of Income..................................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II.  Other Information:


      Signatures..............................................................11

                                FIRST FINANCIAL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                                                   March 31,  December 31,
                                                                     1997          1996
                                                                   (Amounts in thousands)
 Cash and due from banks                                            $69,011       $66,658
 Interest-bearing deposits with financial institutions                1,099         1,095

 Federal funds sold and securities purchased under
 agreement to resell                                                      0         2,000
 Investments:
  Available-For-Sale                                                593,698       582,744
 Loans:
   Commercial, financial and agricultural                           205,281       197,449
   Real estate - construction                                        23,561        22,629
   Real estate - mortgage                                           507,412       508,010
   Installment                                                      185,839       188,670
   Lease financing                                                    3,392         3,284
                                                                    925,485       920,042
   Less:
     Unearned income                                                  1,251         1,275
     Allowance for loan losses                                       11,709        10,756
                                                                    912,525       908,011
 Accrued interest receivable                                         15,119        14,985
 Premises and equipment                                              25,746        26,137
 Other assets                                                        18,222        18,012
                TOTAL ASSETS                                     $1,635,420    $1,619,642


                          LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit:
  Noninterest-bearing                                              $136,754      $141,492
  Interest-bearing:
    Certificates of deposit of $100,000 or more                     192,941       187,199
    Other interest-bearing deposits                                 853,066       846,537
                                                                  1,182,761     1,175,228
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                               52,392        62,416
  Treasury tax and loan open-end note                                 6,340         5,131
  Advances from Federal Home Loan Bank                              155,787       140,244
                                                                    214,519       207,791
 Other liabilities                                                   13,008        15,685
 Long-term debt                                                       6,633         6,637
 Long-term advances from Federal Home Loan Bank                      67,638        63,924
            TOTAL LIABILITIES                                     1,484,559     1,469,265

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued and outstanding                 835           835
   6,681,876 for 1996 and 1997
  Additional capital                                                 43,761        43,761
  Retained earnings                                                 105,524       101,093
  Unrealized gains on securities, net of tax                            741         4,688

            TOTAL SHAREHOLDERS' EQUITY                              150,861       150,377
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,635,420    $1,619,642

 The accompanying notes are an integral part of the consolidated financial statements.

                         FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                                    Three Months Ended
                                                                        March 31,
                                                                    1997             1996
                                                                   (Amounts in thousands,
                                                                       except per share data)
                                                                                     <F1>
 INTEREST INCOME:
   Loans                                                         $19,940          $19,310
   Investment securities:
     Taxable                                                       8,107            7,030
     Tax-exempt                                                    1,783            1,681
                                                                   9,890            8,711
   Other interest income                                              20              227
     TOTAL INTEREST INCOME                                        29,850           28,248

 INTEREST EXPENSE
   Deposits                                                       11,304           11,351
   Other                                                           3,881            2,519
     TOTAL INTEREST EXPENSE                                       15,185           13,870

     NET INTEREST INCOME                                          14,665           14,378

   Provision for loan losses                                       1,401              735

     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                                13,264           13,643

 OTHER INCOME
   Trust department income                                           490              415
   Service charges on deposit accounts                               332              396
   Other service charges and fees                                    892              851
   Investment securities gains (losses)                              231                6
   Other                                                             414              321
                                                                   2,359            1,989
 OTHER EXPENSES
   Salaries and employee benefits                                  5,275            5,192
   Occupancy expense                                                 694              865
   Equipment expense                                                 762              556
   Data processing expense                                            63              532
   Other                                                           2,817            2,627
                                                                   9,611            9,772
     INCOME BEFORE INCOME TAXES                                    6,012            5,860

 Income Tax Expense                                                1,581            1,801
     NET INCOME                                                   $4,431           $4,059

 EARNINGS PER SHARE                                                $0.66            $0.61
                                                                   6,682            6,672

The accompanying notes are an integral part of the consolidated financial statements.
<F1> All information is restated for the 5% stock dividend and Crawford merger

                                   FIRST FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Three Months Ended
                                                                              March 31,

                                                                          1997      1996
                                                                    (Amounts in thousands)
                                                                                      <F2>
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $4,431    $4,059
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                             1,401       735
    Provision for depreciation and amortization                             640       668
    Net increase in accrued interest receivable                            -134      -387
    Other, net                                                            1,652       319
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           7,990     5,394
 CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase from purchase and maturities of interest-bearing
   deposits with financial institutions                                      -4        -5
  Sales and maturities of available-for sale securities                  37,213    69,532
  Purchase of available-for-sale securities                             -54,195   -77,918
  Loans made to customers, net of repayments                             -5,967    19,633
  Net decrease (increase) in federal funds sold                           2,000    -4,238
  Additions to premises and equipment                                     - 317    -1,410
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  -21,270     5,594

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase from sales and
   redemptions of certificates of deposit                                13,173    32,252
  Net decrease in other deposits                                        - 5,640   -15,225
  Net increase (decrease) in short-term borrowings                        6,728   -46,011
  Cash dividends                                                         -2,338    -1,770
  Proceeds from reissuance of Treasury Stock                                  0       600
  Purchase of treasury stock                                                  0      -131
  Net increase from long-term debt                                        3,714       953
  Repayments of long-term debt                                               -4        -4
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   15,633   -29,336

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,353   -18,348
      CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                    66,658    65,276

      CASH AND CASH EQUIVALENTS, END OF QUARTER                         $69,011   $46,928


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest                            $14,855   $13,484

   Income taxes paid                                                       $326      $524

 The accompanying notes are an integral part of the consolidated financial statements.
<F2>  All information is restated for the 5% stock dividend and Crawford merger.

                      FIRST FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying March 31, 1997 and 1996 consolidated financial statements are unaudited. The December 31, 1996, consolidated balance sheet amounts are as reported in the Corporation's 1996 annual report.

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

2. The provision for loan and lease losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. Impairment losses are included in the calculation of the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

The following table summarizes impaired loan information.

                                                                             (000'S)
                                                                             March 31,
                                                                           1997     1996
Impaired loans.........................................................$  1,999   $3,762
Impaired loans with related reserve for loan losses calculated under
   SFAS 114.............................................................  1,998    3,642
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114........................................................       1      120
                                                                              March 31,
                                                                           1997     1996

Average impaired loans.................................................$  1,993   $4,028
Interest income recognized on impaired loans...........................      42       47
Cash basis interest income recognized on impaired loans................       0        0

      Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully assured, in which case interest is recognized on the cash basis for certain troubled debt restructurings which are included in the impaired loan data above.

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

      The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans may be returned to accrual status when all the principal and interest amounts contractually due are paid and the loan is returned to current.

                      FIRST FINANCIAL CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of the review is to point out key factors in First Financial's recent performance, compared with earlier periods. The review should be read in conjunction with the financial statements beginning on Page 3 of this report. All figures are for the consolidated entities. It is presumed the reader of these financial statements and the following narrative have previously read the Corporation's annual report for 1996.

                         Summary of Operating Results
      Net income for current quarter of $4,431,000 was 9.2% greater than the first quarter of 1996. Earnings per share increased to $.66 from $.61 for the same period of 1996 which represents a record first quarter earnings.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 1997 net interest income increased to $14,665,000 from $14,378,000 in the same period of 1996. The net interest margin for the quarter decreased from 4.33% in 1996 to 4.16% in 1997. This decrease was the result of a lower yield on earnings asset while the cost of funds was higher than the prior year.

Other Income

      Other income for the three month period ending March 31, 1997, as compared to the same period of 1996 increased $370,000 or 18.6%. The main contributing factor to the increase were realized gains from the sale of securities of $231,000 which were recognized as a result of repositioning the investment portfolio. In addition, trust department income increased to $490,000 or 18.1% above the prior year, and other miscellaneous income increased to $414,000, 15.6% more than the same period of 1996.

Other Expenses

     Other expenses for the first three months of 1997, as compared to the same period of 1996, decreased to $9,611,000 from $9,772,000. The Corporation changed data processing service from a facilities management firm to an in-house operation which impacted data processing expenses favorably, decreasing to $63,000 in 1997 from $532,000 for the same period of 1996. These decreases were offset by increased equipment expenses which grew by $206,000 or 37%. Depreciation expense for capital expenditures incurred for the system conversion is the primary reason for the increase. Occupancy expenses decreased by $171,000 or 20% compared to the same period of 1996 due to real and personal property tax reduction.

Allowance for Loan Losses

      The Corporation's provision for loan losses totaled $1,401,000 for the first three months of 1997 compared to $735,000 in the same period a year earlier. This represents a $666,000 increase and was deemed necessary to properly reserve for the increase in underperforming loans during the quarter.

      At March 31, 1997, the allowance for loan losses was 1.27% of net loans. This compares with an allowance of 1.17% at December 31, 1997. Net chargeoffs for the first three months of 1997 were $443,000 compared to $848,000 for the same period of 1996. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1996, was .37%. With this experience and based on management's review of the portfolio, management believes the allowance of $11,709,000 at March 31, 1997 is adequate.

Underperforming Assets

      The following is a listing of all categories of non-performing assets which includes potential problem loans at March 31, 1997 and December 31, 1996.

                                                 (000')                 (000')
                                              March 31, 97        December 31,96
Nonaccrual Loans                               $ 3,735               $ 2,504
Restructured Loans                                  44                    34
                                               $ 3,779               $ 2,538
Past due
> 90 days                                      $ 5,516               $ 5,296
Land sold on contract and others                 1,989                 1,871
Total non-performing asset                     $11,284               $ 9,705


     The ratio of the allowance for loan losses as a percentage of non- performing loans was 126% at March 31, 1997 representing a decrease of 8% from December 31, 1996. This decrease is the result of an increase in the amount of loans placed in nonaccrual status amounting to $1,231,000 or 49%. No one particular category affected the increase, but on a consolidated basis each category of loans increased a small amount.

      The following loan categories comprise significant components of the non-performing loans at March 31, 1997

Non-Accrual Loans:
                                             (000')               (000)
                                          March 31, 97         December 31,96

  1-4 family residential                  $  426    11%         $   287    12%
  Commercial loans                         2,035    55%           1,420    57%
  Installment loans                          406    11%             469    18%
  Other, various                             868    23%             328    13%
                                          $3,735   100%          $2,504   100%
                                          ======   ====          ======   ====
Past due 90 days or more:
  1-4 family residential                  $1,991    36%          $2,256    43%
  Commercial loans                           937    17%           1,125    21%
  Installment loans                          921    17%             943    18%
  Non farm nonresidential properties       1,031    19%             848    16%
  Other, various                             636    11%             124     2%
                                          $5,516   100%          $5,296   100%
                                          ======   ====          ======   ====

      There are no material concentrations by industry within the non- performing loans.

            In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include, but not be limited to, previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At March 31, 1997, the Corporation had $1.2 million of doubtful loans which are still in accrual status.

INTEREST RATE SENSITIVITY AND LIQUIDITY

      First Financial Corporation charges the eight subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan and deposit demand. This function is facilitated by the Asset Liability
Committee. The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors.

Interest Rate Risk

      The committee reviews a series of monthly reports to insure that performance objectives are being met. The committee monitors and controls interest rate risk through earnings simulation. Simulation modeling measures the effects of interest rate changes on net interest income. The primary measure of interest rate risk is Earnings At Risk. This measure projects the effect of various rate movements over the next three years.

      The Corporation's Earnings At Risk as of March 31, 1997 are summarized below. Given a 100 basis point increase in rates, net income would increase 2.02% over the next 12 months. A 100 basis point decrease would result in a
 .36% increase in net income.

                              Earnings At Risk

                        YEAR 1     YEAR 2      YEAR 3
DOWN 300                -3.01%     -8.09%     -17.22%
DOWN 200                 0.41%     -2.66%      -8.07%
DOWN 100                 0.36%     -1.18%      -3.77%
UP   100                 2.02%      3.54%       5.89%
UP   200                 3.95%      7.35%      11.93%
UP   300                 5.69%     11.46%      17.97%

Liquidity Risk

      Liquidity is measured by the Corporation's ability to raise funds to meet the obligation from its customers, including deposit withdrawals and credit needs. The Corporation has $13.1 million of investments that mature throughout the coming year. The Corporation also anticipates $17.5 million of principal from mortgage backed securities. Given the current rate environment the Corporation does not anticipate any Federal Agency calls within the next year.

Capital Adequacy

      As of March 31, 1997 the Corporation's leverage ratio was 9.25% which compared to 9.35% at December 31, 1996.

      At March 31, 1997, the Corporation's total capital, which includes Tier II capital, was 16.54% compared to 16.00% at December 31, 1996. These amounts exceed minimum regulatory capital requirements.

                        FIRST FINANCIAL CORPORATION
                         PART II OTHER INFORMATION
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FIRST FINANCIAL CORPORATION
                                                           (Registrant)


Date:  May 13, 1997                               By       (Signature)
                                                  Donald E. Smith, President

Date:  May 13, 1997                               By       (Signature)
                                                  John W. Perry, Secretary

Date:  May 13, 1997                               By       (Signature)
                                                  Michael A. Carty, Treasurer