Form 10-Q
period 1997-06-30
FIRST FINANCIAL CORP /IN/
filed 1997-08-14
CIK 714562

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                 June 30, 1997

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                             SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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

As of June 30, 1997 were outstanding 6,681,876 shares without par value, of the registrant.

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

            Notes to Consolidated Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................11


      Signatures..............................................................13

                                FIRST FINANCIAL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                                                  June 30, December 31,
                                                                     1997        1996
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                          $61,860     $66,658
 Interest-bearing deposits with financial institutions                596       1,095
 Federal funds sold and securities purchased under
  agreements to resell                                                275       2,000
 Investments:
  Available-For-Sale                                              606,366     582,744
 Loans:
   Commercial, financial and agricultural                         202,090     197,449
   Real estate - construction                                      24,540      22,629
   Real estate - mortgage                                         523,856     508,010
   Installment                                                    187,651     188,670
   Lease financing                                                  3,299       3,284
                                                                  941,436     920,042
   Less:
     Unearned income                                                1,074       1,275
     Allowance for loan losses                                     12,581      10,756
                                                                  927,781     908,011
 Accrued interest receivable                                       14,833      14,985
 Premises and equipment, net                                       25,188      26,137
 Other assets                                                      18,021      18,012
                TOTAL ASSETS                                   $1,654,920  $1,619,642


                LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                            $139,959    $141,492
  Interest-bearing:
    Certificates of deposit of $100,000 or more                   204,296     187,199
    Other interest-bearing deposits                               852,579     846,537
                                                                1,196,834   1,175,228
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                             60,866      62,416
  Treasury tax and loan open-end note                               8,354       5,131
  Advances from Federal Home Loan Bank                            154,716     140,244
                                                                  223,936     207,791
 Other liabilities                                                 14,802      15,685
 Long-term debt                                                     6,652       6,637
 Long-term advances from Federal Home Loan Bank                    57,912      63,924
            TOTAL LIABILITIES                                   1,500,136   1,469,265

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued and outstanding               835         835
   6,681,876 shares for 1996 and 1997
  Additional capital                                               43,761      43,761
  Retained earnings                                               107,559     101,093
  Unrealized gains on securities, net of tax                        2,629       4,688
            TOTAL SHAREHOLDERS' EQUITY                            154,784     150,377
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,654,920  $1,619,642



The accompanying notes are an integral part of the consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                          Three Months Ended       Six Months ended
                                               June 30,                June 30,
                                          1997       1996 (A)       1997       1996 <F1>(A)
                                        (Amounts in thousands, except per share amounts)
INTEREST INCOME:
   Loans                                   $20,502    $19,128     $40,442    $38,438
   Investment securities:
     Taxable                                 8,098      7,544      16,205     14,574
     Tax-exempt                              1,864      1,621       3,647      3,302
                                             9,962      9,165      19,852     17,876
   Other interest income                        57        138          77        365
     TOTAL INTEREST INCOME                  30,521     28,431      60,371     56,679

 INTEREST EXPENSE:
   Deposits                                 11,585     11,532      22,889     22,883
   Other                                     3,930      2,653       7,811      5,172
     TOTAL INTEREST EXPENSE                 15,515     14,185      30,700     28,055

     NET INTEREST INCOME                    15,006     14,246      29,671     28,624

   Provision for
     loan losses                             1,336        968       2,737      1,703

     NET INTEREST INCOME AFTER
      PROVISION FOR
        LOAN LOSSES                         13,670     13,278      26,934     26,921
 OTHER INCOME
   Trust department income                     495        443         985        858
   Service charges on deposit
     accounts                                  338        365         676        716
   Other service charges and fees              804        758       1,690      1,618
   Investment securities gains                 124        148         355        154
   Other                                       158        279         572        636
                                             1,919      1,993       4,278      3,982
 OTHER EXPENSES
   Salaries and employee benefits            5,326      5,267      10,601     10,459
   Occupancy expense                           702        808       1,396      1,673
   Equipment expense                           769        656       1,531      1,212
   Other                                     2,800      2,962       5,680      6,121
                                             9,597      9,693      19,208     19,465

     INCOME BEFORE INCOME TAXES              5,992      5,578      12,004     11,438
 Income Tax Expense                          1,618      1,616       3,199      3,417
     NET INCOME                             $4,374     $3,962      $8,805     $8,021

 EARNINGS PER SHARE                          $0.65      $0.59       $1.32      $1.20

 Weighted average number of
  shares outstanding                         6,682      6,682       6,682      6,677

 The accompanying notes are an integral part of the consolidated financial statements.
<F1>(A) All information is restated for the 5% stock dividend and Crawford merger.



                              FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         Six Months Ended
                                                                             June 30,

                                                                        1997      1996 <F1>(A)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $8,805      $8,021
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          2,737       1,702
    Provision for depreciation and amortization                        1,352       1,260
    Net (increase) decrease in accrued interest receivable               152        -667
    Other, net                                                          -912      -1,607
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       12,134       8,709




 CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease from purchase and maturities of interest-bearing
  deposits with financial institutions                                   499         175
  Sales and maturities of available-for-sale securities               78,787      75,559
  Purchases of available-for-sale securities                        -105,042    -101,011
  Loans made to customers, net of repayments                         -21,847       5,375
  Net decrease in federal funds sold                                   1,725       7,575
  Additions to premises and equipment                                   -470      -2,259
       NET CASH USED BY INVESTING ACTIVITIES                         -46,348     -14,586

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                             19,629      31,734
  Net increase (decrease) in other deposits                            1,977     -28,776
  Net increase (decrease) in short-term borrowings                    16,145      -8,289
  Cash dividends                                                      -2,338      -1,611
  Proceeds from reissuance of Treasury Stock                               0         600
  Purchase of treasury stock                                               0        -131
  Net decrease in long-term debt                                      -5,997      -1,832
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                29,416      -8,305

      NET DECREASE IN CASH AND CASH EQUIVALENTS                      - 4,798     -14,182
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    66,658      65,298

      CASH AND CASH EQUIVALENTS, END OF PERIOD                       $61,860     $51,116
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $32,444     $28,198

   Income taxes paid                                                  $3,134      $3,801

    The accompanying notes are an integral part of the consolidated financial statements.

<F1>(A) All information is restated for the 5% stock dividend and Crawford merger.

                          FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying June 30, 1997 and 1996 consolidated financial statements are unaudited. The December 31, 1996, consolidated balance sheet amounts are as reported in the Corporation's 1996 annual report.

     The significant accounting policies followed by First Financial Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are in the opinion of management necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

2. The provision for loan losses charged to expense is based upon each affiliate's past loan and lease loss experience and an evaluation of potential losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. Impairment losses are included in the calculation of the provision for loan and lease losses. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, residential real estate loans, and credit card loans, and are not included in the data that follows.

The following table summarizes impaired loan information.
                                                                     (000'S)
                                                                     June 30,
                                                                   1997     1996


Impaired loans.................................................$  2,107   $4,955
Impaired loans with related reserve for loan losses calculated
 under SFAS 114................................................   2,107    4,955
Impaired loans with no realized reserve for loan losses calculated
 under SFAS 114................................................       0        0

                                                                      June 30,
                                                                   1997     1996


Average impaired loans.........................................$  1,969   $4,039
Interest income recognized on impaired loans...................      91      153
Cash basis interest income recognized on impaired loans........       0        0

      Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is fully deemed to be assured, in which case interest is recognized on the cash basis.

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

      The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans may be returned to accrual status when all the principal and interest amounts contractually due are paid.

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



                         Summary of Operating Results

      The Corporation reported earnings of $8.8 million for the first six months which reflect a 9.8% increase above the same period for 1996, while the second quarter net income of $4.4 million reflects a 10.4% increase over the second quarter of 1996. Earnings per share results of $1.32 and $0.65 for the six and three month period respectively, reflect similar increases from the respective prior year's $1.20 and $0.59 per share.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first six months of 1997 net interest income increased to $29,671,000 from $28,624,000 in the same period of 1996. The net interest margin for the quarter decreased from 4.30% in 1996 to 4.20% in 1997. This decrease was the result of a lower yield on earning assets and the cost of funds was higher than the prior year.

Other Income

      Other income for the six months of 1997, as compared to the same period of 1996, increased $296,000 or 7.4%. The major contributing factor was the increase in investment securities gains of $355,000 in 1997 compared to $154,000 as in the same period of 1996. Second quarter other income decreased $74,000 or 3.7% from same quarter of 1996 . There were no other significant changes.


Other Expenses

     Other expenses for the first six months of 1997, as compared to the same period of 1996, decreased to $19,208,000 from $19,465,000. The Corporation changed data processing service from a facilities management firm to an in-house operation which impacted data processing expenses favorably, decreasing to $66,000 in 1997 from $696,000 for the same period of 1996. These decreases were offset by increased equipment expenses which grew by $319,000 or 26.3%. Depreciation expense for capital expenditures incurred for the system conversion is the primary reason for the increase. Occupancy expenses decreased by $277,000 or 16.6% compared to the same period of 1996 due to real and personal property tax reduction. This also affected second quarter other expenses which decreased to $9,597,000 from $9,693,000 for the same quarter of 1996. There were no other significant changes.

Allowance for Loan Losses

      The Corporation's provision for loan losses totaled $2,737,000 for the first six months of 1997 compared to $1,703,000 in the same period a year earlier. This represents a $1,034,000 increase and was deemed appropriate to properly reserve for the increases in lending activity and underperforming loans during the period.

      At June 30, 1997, the allowance for loan losses was 1.34% of net loans. This compares with an allowance of 1.17% at December 31, 1996. Net chargeoffs for the first six months of 1997 were $912,000 compared to $1,700,000 for the same period of 1996. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1996, was .37%. With this experience and based on management's review of the portfolio, management believes the allowance of $12,581,000 at June 30, 1997 is adequate.

Underperforming Assets



      The following is a listing of all categories of non-performing assets which includes potential problem loans at June 30, 1997 and December 31, 1996.

                                        June 30, 1997        December 31, 1996
                                            (000's)                (000's)

Nonaccrual Loans                           $ 3,765                $ 2,504
Restructured Loans                              58                     34
                                           $ 3,823                $ 2,538


Past due
> 90 days                                  $ 7,699                $ 5,296
Land sold on contract and other              1,370                  1,871
Total non-performing assets                $12,892                $ 9,705
                                           =======                =======


     The ratio of the allowance for loan losses as a percentage of non-performing assets (exclusive of land sold on contract) was 109% at June 30,1997 compared to 137% at December 31, 1996. This decrease is the result of an increase in the amount of loans placed in nonaccrual amounting to $1,261,000 and past due 90 days or more amounting to $2,403,000. There was no one significant factor which affected this increase.

      The following loan categories comprise significant components of the non-performing loans at June 30, 1997

Non-Accrual Loans:

                                       June 30, 1997         December 31, 1996
                                          (000's)                 (000's)


       1-4 family residential           $  628    17%         $   287    12%
       Commercial loans                  1,728    46            1,420    57
       Installment loans                   470    12              469    18
       Other, various                      939    25              328    13
                                        $3,765   100%          $2,504   100%
                                        ======   ====          ======   ====
Past due 90 days or more:

       1-4 family residential           $4,180    54%          $2,256    43%
       Commercial loans                  1,412    18%           1,125    21
       Installment loans                   845    11%             943    18
       Non farm nonresidential properties  784    11%             848    16
       Other, various                      478     6              124     2
                                        $7,699   100%          $5,296   100%
                                        ======   ====          ======   ====

      There are no material concentrations by industry within the non-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include, but not be limited to, previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At June 30, 1997 the Corporation had $1.4 million of doubtful loans which are still in accrual status.


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

      The Corporation's Earnings At Risk as of June 30, 1997 are summarized below. Given a 100 basis point increase in rates, net income would decrease 3.57% over the next 12 months. A 100 basis point decrease would result in a
 .78% increase in net income.

                              Earnings At Risk

                        YEAR 1     YEAR 2      YEAR 3
DOWN 300                -1.02%     -9.30%     -18.26%
DOWN 200                  .69      -4.80      -10.95
DOWN 100                  .78      -2.00       -5.11
UP   100                -3.57      -6.20       -5.61
UP   200                -4.32      -4.83       -3.69
UP   300                -1.62       1.10        5.33

Liquidity Risk

      Liquidity is measured by the Corporation's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. The Corporation has $9.3 million of investments that mature throughout the coming twelve months. The Corporation also anticipates $19.4 million of principal from mortgage backed securities. Given the current rate environment the Corporation anticipates $52.8 million of Federal Agency Securities called within the next year.


Capital Adequacy

      As of June 30, 1997 the Corporation's leverage ratio was 9.36% which compared to 9.35% at December 31, 1996.

      At June 30, 1997, the Corporation's total capital, which includes Tier II capital, was 17.01% compared to 16.00% at December 31, 1996. These amounts exceed minimum regulatory capital requirements.

                          FIRST FINANCIAL CORPORATION
                           PART II OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders


(a) The Annual meeting of the shareholders of the Corporation was held on April 16, 1997.

(b)   The following were elected Directors of the Corporation:
      Walter A. Bledsoe, B. Guille Cox, Jr., Thomas T. Dinkel, Anton Hulman George, Mari Hulman George, Gregory L. Gibson, Max Gibson, Norman L. Lowery, William Niemeyer, Patrick O'Leary, John W. Ragle, Chapman J. Root II, Donald E. Smith, and Virginia Smith.

(c) The shareholders unanimously approved the annual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1996.

(d) The proposal to amend the Corporation's Articles of Incorporation to increase the authorized shares of Common stock from 10,000,000 to 40,000,000 was approved.

(e) The proposal to adopt an amendment to the Corporation's Articles of Incorporation providing the classification of the Corporation's Board of Directors into three classes, setting the number of directors at between 5 and 20, and providing that vacancies on the Board of Directors may be
      filled for the remainder of any unexpired term by a   majority vote of
      directors in office was approved.

(f) The proposal to adopt an amendment to the Corporation's Articles of Incorporation providing that directors may be removed only for cause and by the affirmative vote of at least 66 2/3% of the shares eligible to vote for directors was approved.

(g) The proposal to adopt an amendment to the Corporation's Articles of Incorporation providing that special meetings of shareholders may only be called by the Chairman or a majority of the directors of the Corporation was approved.

(h) The proposal to adopt an amendment to the Corporation's Articles of Incorporation authorizing 10,000,000 shares of preferred stock was approved.

(i) The proposal to adopt an amendment to the Corporation's Articles of Incorporation enumerating factors the Board may consider in evaluating offers to acquire the Corporation was approved.

(j) The proposal to adopt an amendment to the Corporation's Articles of Incorporation to add a "fair price business combination" provision was approved.

(k) The proposal to adopt an amendment to the Corporation's Articles of Incorporation to require a 66 2/3% vote of shareholders to amend certain provisions of the Corporation's Articles of Incorporation was approved.

(l) The proposal to adopt an amendment to the Corporation's Articles of Incorporation limiting the liability of directors and indemnifying officers, directors, employees and agents of the Corporation to the extent permitted by Indiana law was approved.

(m) The proposal to adopt an amendment to the Corporation's Articles of Incorporation consistent with Indiana law was approved.




No other information is required to be filed under Part II of this form.

                          FIRST FINANCIAL CORPORATION
                           PART II OTHER INFORMATION
                                   FORM 10-Q
                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FIRST FINANCIAL CORPORATION
                                                           (Registrant)




Date:  August 13, 1997                             By       (Signature)
                                                   Donald E. Smith, President




Date:  August 13, 1997                             By       (Signature)
                                                   John W. Perry, Secretary




Date:  August 13, 1997                             By       (Signature)
                                                   Michael A. Carty, Treasurer