Form 10-Q
period 1997-09-30
FIRST FINANCIAL CORP /IN/
filed 1997-11-14
CIK 714562

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                              September 30, 1997







                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                              SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

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

As of September 30, 1997 were outstanding 6,681,876 shares without par value, of the registrant.

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

            Consolidated Statements of Income..................................4

            Consolidated Statements of Cash Flows..............................5

            Notes to Consolidated Financial Statements.........................6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II.  Other Information:


      Signatures..............................................................12

                                FIRST FINANCIAL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                                             September 30, December 31,
                                                                     1997        1996
                                                             (Dollar amounts in thousands)
 Cash and due from banks                                          $65,329     $66,658
 Interest-bearing deposits with financial institutions                299       1,095
 Federal funds sold and securities purchased under
  agreements to resell                                                  0       2,000
 Investments: Available-For-Sale                                  565,532     582,744
 Loans:
   Commercial, financial and agricultural                         217,616     197,449
   Real estate - construction                                      24,423      22,629
   Real estate - mortgage                                         548,807     508,010
   Installment                                                    187,844     188,670
   Lease financing                                                  3,309       3,284
                                                                  981,999     920,042
   Less:
     Unearned income                                                1,049       1,275
     Allowance for loan losses                                     13,110      10,756
                                                                  967,840     908,011
 Accrued interest receivable                                       15,401      14,985
 Premises and equipment                                            25,190      26,137
 Other assets                                                      20,605      18,012
                TOTAL ASSETS                                   $1,660,196  $1,619,642


                LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposit:
  Noninterest-bearing                                            $154,673    $141,492
  Interest-bearing:
    Certificates of deposit of $100,000 or more                   185,070     187,199
    Other interest-bearing deposits                               852,431     846,537
                                                                1,192,174   1,175,228
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                             64,038      62,416
  Treasury tax and loan open-end note                               6,256       5,131
  Advances from Federal Home Loan Bank                            167,880     140,244
                                                                  238,174     207,791
 Other liabilities                                                 15,004      15,685
 Long-term debt                                                     6,646       6,637
 Long-term advances from Federal Home Loan Bank                    45,757      63,924
            TOTAL LIABILITIES                                   1,497,755   1,469,265

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued and outstanding               835         835
   6,681,876 1996 and 1997
  Additional capital                                               43,761      43,761
  Retained earnings                                               112,178     101,093
  Unrealized gains on securities, net of tax                        5,667       4,688
            TOTAL SHAREHOLDERS' EQUITY                            162,441     150,377
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,660,196  $1,619,642



The accompanying notes are an integral part of the consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                              Three Months Ended    Nine Months ended
                                                 September 30,        September 30,
                                              1997        1996        1997      1996
                                          (amounts in thousands, except per share amounts)
  INTEREST INCOME:
   Loans                                   $21,322    $19,952     $61,764    $58,390
   Investment securities:
     Taxable                                 7,963      7,473      24,168     22,047
     Tax-exempt                              1,857      1,747       5,504      5,049
                                             9,820      9,220      29,672     27,096
   Other interest income                        23         38         100        403
     TOTAL INTEREST INCOME                  31,165     29,210      91,536     85,889
 INTEREST EXPENSE:
   Deposits                                 11,662     11,527      34,551     34,410
   Other                                     3,992      3,077      11,803      8,249
     TOTAL INTEREST EXPENSE                 15,654     14,604      46,354     42,659

     NET INTEREST INCOME                    15,511     14,606      45,182     43,230

   Provision for
     loan losses                             1,251      1,207       3,988      2,910

     NET INTEREST INCOME AFTER
      PROVISION FOR
        LOAN LOSSES                         14,260     13,399      41,194     40,320
 OTHER INCOME
   Trust income                                485        435       1,470      1,293
   Service charges on deposit
     accounts                                  334        363       1,010      1,076
   Other service charges and fees            1,000        827       2,690      2,448
   Investment securities gains                  60         60         402        214
   Other                                       318        215         903        851
                                             2,197      1,900       6,475      5,882
 OTHER EXPENSES
   Salaries and employee benefits            5,560      5,127      16,161     15,586
   Occupancy expense                           768        724       2,164      2,397
   Equipment expense                           752        846       2,283      2,058
   Other                                     2,973      3,287       8,653      9,408
                                            10,053      9,984      29,261     29,449

     INCOME BEFORE INCOME TAXES              6,404      5,315      18,408     16,753
 Income Tax Expense                          1,785      1,670       4,984      5,087
     NET INCOME                             $4,619     $3,645     $13,424    $11,666

 EARNINGS PER SHARE                          $0.69      $0.55       $2.01      $1.75

 Weighted average number of
  shares outstanding                         6,682      6,682       6,682      6,677

 The accompanying notes are in integral part of the consolidated financial statements.


                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Nine Months Ended
                                                                          September 30,

                                                                        1997       1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $13,424     $11,666
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                          3,988       2,910
    Provision for depreciation and amortization                        1,767        1,923
    Net (increase) decrease in accrued interest receivable              -416      -2,156
    Other, net                                                        -2,743      -1,830
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       16,020      12,513




 CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease from purchase and maturities of interest-bearing
  deposits with financial institutions                                   796           0
  Sales and maturities of available-for-sale securities              149,156     119,896
  Purchases of available-for-sale securities                        -129,281    -167,315
  Loans made to customers, net of repayments                         -63,422     -36,306
  Net decrease in federal funds sold                                   2,000       7,475
  Additions to premises and equipment                                 -1,092      -2,649
       NET CASH USED BY INVESTING ACTIVITIES                         -41,843     -78,899

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                              3,397      33,994
  Net increase (decrease) in other deposits                           13,549     -15,381
  Net increase in short-term borrowings                               30,383      20,662
  Cash dividends                                                      -4,677      -3,760
  Proceeds from reissuance of treasury stock                               0         600
  Purchase of treasury stock                                               0        -131
  Net increase (decrease) from long-term debt                        -18,158      36,011
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       24,494      71,995

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           - 1,329       5,609
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    66,658      65,276

      CASH AND CASH EQUIVALENTS, END OF PERIOD                       $65,329     $70,885
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                          $47,676     $42,245

   Income taxes paid                                                  $5,153      $5,445

    The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying September 30, 1997 and 1996 consolidated financial statements are unaudited. The December 31, 1996, consolidated balance sheet amounts are as reported in the Corporation's 1996 annual report.

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

The following table summarizes impaired loan information.
                                                                    (000'S)
                                                                   September,
                                                                 1997     1996


Impaired loans...............................................$  1,782   $3,211
Impaired loans with related reserve for loan losses calculated
under SFAS 114...............................................   1,782    3,196
Impaired loans with no related reserve for loan losses
calculated under SFAS 114....................................       0       15


      Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

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

3. The cost and fair value of the Corporation's investments at September 30, 1997 are shown below. All investments are considered as available-for-sale.

                                                               (000's)
                                                         September 30, 1997
                                                     Amortized Cost   Fair Value


Available-For-Sale:
  United States Government                             $  6,488         $  6,487
  United States Government Agencies                     382,886          386,036
  State and Municipal                                   142,851          146,722
  Other                                                  26,264           26,287
                                                       $558,489         $565,532
                                                       ========         ========

                           FIRST FINANCIAL CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of the review is to point out key factors in First Financial's recent performance, compared with earlier periods. The review should be read in conjunction with the consolidated financial statements beginning on Page 3 of this report. All figures are for the consolidated entities. It is presumed the reader of these consolidated financial statements and the following narrative have previously read the Corporation's annual report for 1996.

                               Summary of Operating Results

      The Corporation's reported earnings of $13,424,000 for the first nine months of 1997 reflects a 15.1% increase above the same period for 1996, while the third quarter net income of $4,619,000 reflects a 26.7% increase over the third quarter of 1996. Earnings per share results of $2.01 and $0.69 for the nine and three month period respectively, reflect similar increases from the respective prior year's $1.75 and $0.55 per share.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first nine months of 1997 net interest income increased to $45,182,000 from $43,230,000 in the same period of 1996. The higher net interest income was attributable solely to higher volume which more than offset a declining spread in interest rates that decreased from 4.31% in 1996 to 4.24% in 1997. This decrease was the result of both a lower yield on earnings asset and a higher cost of funds for 1997.

      For the third quarter of 1997 net interest income increased $905,000 or 6.2% as compared to the same quarter of 1996. Again, the increase was due to higher volume while the net interest margin remained almost unchanged at 4.32% in 1997 compared to 4.33% for 1996.

Other Income

      Other income for the nine months of 1997, as compared to the same period of 1996, increased $593,000 or 10.1%. Most other income categories increased due to increased service volume or increased service charges. Third quarter other income for 1997 increased $297,000 or 15.6% as compared to third quarter of 1996. The increases in the third quarter were also due to higher volume and service charges.


Other Expenses

     Other expenses for the first nine months of 1997, as compared to the same period of 1996, decreased to $29,261,000 from $29,449,000. The Corporation changed it's data processing service from a facilities management firm to an in-house operation which impacted data processing expenses favorably, decreasing to $98,000 in 1997 from $726,000 for the same period of 1996. These savings were partially offset by increased equipment expenses which grew by $225,000 or 10.9%. Occupancy expenses decreased by $233,000 or 9.7% compared to the same period of 1996 due to real and personal property tax reduction. Third quarter other expenses for 1997 remained almost unchanged at $10,053,000 compared to $9,984,000 for the same quarter of 1996. Third quarter expenses were also impacted by savings in data processing expenses and property taxes.

Allowance for Loan Losses

      The Corporation's provision for loan losses totaled $3,988,000 for the first nine months of 1997 compared to $2,910,000 in the same period a year earlier. This represents a $1,078,000 increase to properly reserve for the increases in lending activity and underperforming loans during the year.

      At September 30, 1997, the allowance for loan losses was 1.34% of net loans. This compares with an allowance of 1.17% at December 31, 1996. Net chargeoffs for the first nine months of 1997 were $1,634,000 compared to $2,939,000 for the same period of 1996. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1996, was .37%. With this experience and based on management's review of the portfolio, management believes the allowance of $13,110,000 at September 30, 1997 is adequate.


Underperforming Assets



      The following is a listing of all categories of non-performing assets which includes potential problem loans at September 30, 1997 and December 31, 1996.


                                       September 30, 1997     December 31, 1996
                                             (000')                  (000')

Nonaccrual Loans                            $ 3,181                $ 2,504
Restructured Loans                              377                     34
                                            $ 3,558                $ 2,538


Past due > 90 days                          $ 5,607                $ 5,296
Land sold on contract and others              1,837                  1,871
Total non-performing asset                  $11,002                $ 9,705
                                            =======                =======

     The ratio of the allowance for loan losses as a percentage of non-performing assets (exclusive of land sold on contract) was 143% at September 30, 1997 compared to 137% at December 31, 1996.

     The following loan categories comprise significant components of the non-performing loans at September 30, 1997

Non-Accrual Loans:


                                     September 30, 1997       December 31, 1996
                                           (000')                   (000')


     1-4 family residential            $  610    19%            $  287    12%
     Commercial loans                   1,603    50              1,420    57
     Installment loans                    369    12                469    18
     Other, various                       599    19                328    13
                                       $3,181   100%            $2,504   100%
                                       ======   ====            ======   ====
Past due 90 days or more:


     1-4 family residential            $3,415    61%            $2,256    43%
     Commercial loans                     799    14              1,125    21
     Installment loans                    845    15                943    18
     Non farm nonresidential properties   202     4                848    16
     Other, various                       346     6                124     2
                                       $5,607   100%            $5,296   100%
                                       ======   ====            ======   ====



      There are no material concentrations by industry within the non-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include, but not be limited to, previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At September 30, 1997 the Corporation had $674,000 of doubtful loans which are still in accrual status.


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

Interest Rate Risk

      The Committee reviews a series of monthly reports to insure that performance objectives are being met and monitors interest rate risk through earnings simulation. Simulation modeling measures the effects of interest rate changes on net interest income. The primary measure of interest rate risk is Earnings At Risk. This measure projects the effect of various rate movements over the next three years.

      The Corporation's Earnings At Risk as of September 30, 1997 are summarized below. Given a 100 basis point increase in rates, the simulation modeling indicates net income would increase .04% over the next 12 months. A 100 basis point decrease would result in a .28% decrease in net income.

                              Earnings At Risk

                        YEAR 1     YEAR 2      YEAR 3
DOWN 300                -2.45%     -4.06%      -7.34%
DOWN 200                - .95      -2.03       -4.30
DOWN 100                - .28      - .85       -2.00
UP   100                  .04      - .09         .91
UP   200                  .16        .21        2.29
UP   300                  .45        .67        3.79

Liquidity Risk

      Liquidity is measured by the Corporation's ability to raise funds to meet the obligation from its customers, including deposit withdrawals and credit needs. At September 30, 1997, the Corporation has $8,175,000 of investments that mature throughout the coming twelve months. The Corporation also anticipates $22,948,000 of principal from mortgage backed securities. Given the current rate environment the Corporation anticipates $80,025,000 of Federal Agency Securities will be called within the next year. Based on these estimates, the Corporation anticipates it will have adequate funds to meet the needs of customers.


Capital Adequacy

      As of September 30, 1997 the Corporation's leverage ratio was 9.6% which compared to 9.35% at December 31, 1996.

      At September 30, 1997, the Corporation's total capital, which includes Tier II capital, was 16.97% compared to 16.00% at December 31, 1996. These amounts exceed minimum regulatory capital requirements.

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

                                                     FIRST FINANCIAL CORPORATION
                                                             (Registrant)




Date:  November 13, 1997                             By       (Signature)

                                                     Donald E. Smith, President




Date:  November 13, 1997                             By       (Signature)

                                                     John W. Perry, Secretary




Date:  November 13, 1997                             By       (Signature)

                                                     Michael A. Carty, Treasurer