Form 10-K405
period 1997-12-31
FIRST FINANCIAL CORP /IN/
filed 1998-03-23
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                       Commission file number
    December 31, 1997                                  0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             INDIANA                              35-1546989
     (State of Incorporation)         (I.R.S. Employer Identification No.)

        One First Financial Plaza
             Terre Haute, IN                                       47807
   (Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number: (812) 238-6000

         Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, no par value                              Nasdaq

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation 8-K is not contained herein, and will not be contained, to the of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. X
           ---
     As of January 31, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $275,916,170. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 1998--7,015,483 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1997 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 15, 1998 are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                           PAGE
PART I

       Item 1  Business ...............................................................................     2

       Item 2  Properties .............................................................................     2

       Item 3  Legal Proceedings ......................................................................     2

       Item 4  Submission of Matters to a Vote of Security Holders ....................................     2

PART II

      Item 5  Market for Registrant's Common Stock and Related Stockholder Matters ....................     3

      Item 6  Selected Financial Data .................................................................     3

      Item 7  Management's Discussion and Analysis of Financial Conditions and Results of Operations...     3

      Item 8  Financial Statements and Supplementary Data .............................................     3

      Item 9  Changes in and Disagreement with Accountants on Accounting and Financial Disclosures ....     3

PART III

      Item 10 Directors and Executive Officers of Registrant ..........................................     3

      Item 11 Executive Compensation ..................................................................     3

      Item 12 Security Ownership of Certain Beneficial Owners and Management ..........................     3

      Item 13 Certain Relationships and Related Transactions ..........................................     3

PART IV

      Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................     4

              Signatures ..............................................................................  4, 5



                                     PART I

ITEM 1. BUSINESS

   First Financial Corporation became a multi-bank holding company in 1984. For more information on the Bank's business, please refer to the following sections of the 1997 Annual Report to Shareholders:

   1. Description of bank services, affiliations, number of employees, and competition, on page 31.
   2. Information regarding supervision of the Bank, on page 18.
   3. Details regarding competition, on page 31.

ITEM 2. PROPERTIES

    First Financial Corporation (the Corporation) is located in a four story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank. This bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other 50,000 square foot building housed operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings and one of branch buildings is a single story 44,000 square foot which is located in a Terre Haute suburban area. Five other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011, September 1, 2001, June 30, 2002, and June 30, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   See "Market and Dividend information" on page 41 of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

   See "Five Year Comparison of Selected Financial Data" on page 13 of the 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   See "Management's Discussion and Analysis" on pages 31 through 39 of the 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See "Consolidated Balance Sheets" on page 14, "Consolidated Statements of Income" on page 15, "Consolidated Statements of Shareholders Equity" on page 16, "Consolidated Statements of Cash Flows" on page 17, and "Notes to Consolidated Financial Statement" on pages 18-29. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 30.

   Statistical disclosure by Bank Holding Company include the following information:

   1.  "Volume/Rate Analysis," on page 32.
   2.  "Loan Portfolio," on page 34.
   3.  "Allowance for Possible Loan Losses," on page 35.
   4.  "Under-Performing Loans," on page 36.
   5.  "Deposits," on page 37.
   6.  "Short-Term Borrowings," on page 37.
   7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   See pages 2 through 4 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11. EXECUTIVE COMPENSATION

   See pages 4 through 7 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See pages 9 through 10 of the Annual Proxy Statement of First
Financial Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Certain Relationships" on page 3, and "Transactions with Management" on pages 7 and 8 of the Annual Proxy Statement of First Financial Corporation.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

           Consolidated Balance Sheets--December 31, 1997 and 1996

           Consolidated Statements of Income--Years ended December 31, 1997, 1996, and 1995

           Consolidated Statements of Shareholders' Equity--Years ended December 31, 1997, 1996, 1995 and 1994

           Consolidated Statements of Cash Flow--Years ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

       (2) Schedules to the Consolidated Financial Statements required by
           Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

       (3) Listing of Exhibits:

                                   Exhibit Number        Description
                                   --------------        -----------
                                      21                 Subsidiaries

   (b) Reports on Forms 8-K--None

   (c) Exhibits--Exhibits to (a) (3) listed above are attached to this report.

   (d) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 14 (a) (2).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First Financial Corporation

                                        Michael A. Carty, Signed
                                        ------------------------
                                        Michael A. Carty, Treasurer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

                                        Date: February 17, 1998
                                              ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                    DATE

Donald E. Smith, signed                                 February 17, 1998
--------------------------------------
Donald E. Smith, President & Director
(Principal Executive Officer)

John W. Perry, signed                                   February 17, 1998
--------------------------------------
John W. Perry, Secretary

Walter A. Bledsoe, signed                               February 17, 1998
--------------------------------------
Walter A. Bledsoe, Director

B. Guille Cox, Jr, signed                               February 17, 1998
--------------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed                                February 17, 1998
--------------------------------------
Thomas T. Dinkel, Director

                                                        February 17, 1998
--------------------------------------
Gregory L. Gibson, Director

Anton H. George, signed                                 February 17, 1998
--------------------------------------
Anton H. George, Director


--------------------------------------
Mari H. George, Director

Max Gibson, signed                                      February 17, 1998
--------------------------------------
Max Gibson, Director

Norman L. Lowery, signed                                February 17, 1998
--------------------------------------
Norman L. Lowery, Director


--------------------------------------
William A. Niemeyer, Director

Patrick O'Leary, signed                                 February 17, 1998
--------------------------------------
Patrick O'Leary, Director

John W. Ragle, signed                                   February 17, 1998
--------------------------------------
John W. Ragle, Director

                                                        February 17, 1998
--------------------------------------
Chapman J. Root II, Director

                                                        February 17, 1998
--------------------------------------
Virginia L. Smith, Director