Form 10-Q
period 1998-03-31
FIRST FINANCIAL CORP /IN/
filed 1998-05-14
CIK 714562

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          FIRST FINANCIAL CORPORATION

                                March 31, 1998







                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

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

As of March 31, 1998 were outstanding 7,225,483 shares without par value, of the registrant.

                            FIRST FINANCIAL CORPORATION

                                      FORM 10-Q

                                        INDEX


Page No.
PART I.  Financial Information

      Item 1.  Financial Statements:


            Consolidated Statements of Condition...............................3

            Consolidated Statements of Income..................................4

            Consolidated Statements of comprehensive Income....................5

            Consolidated Statements of Cash Flows..............................6

            Notes to Consolidated Financial Statements.........................7

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9

PART II.  Other Information:

      Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................13

      Signatures..............................................................14

                               FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                                                                   March 31,     Dec. 31,
                                                                     1998         1997
                                                                  (Unaudited)
                                                                   (Amounts in thousands)



 Cash and due from banks                                          $58,728    $53,815
 Federal funds sold and securities purchased under
  agreements to resell                                             10,200        280
 Investments
  Available-For-Sale                                              550,802    527,993
 Loans:
   Commercial, financial and agricultural                         228,216    229,855
   Real estate - construction                                      24,457     23,734
   Real estate - mortgage                                         588,644    561,466
   Installment                                                    198,977    188,552
   Lease financing                                                  3,142      3,271
                                                                1,043,436  1,006,878
   Less:
     Unearned income                                                1,020      1,079
     Allowance for loan losses                                     15,197     13,503
                                                                1,027,219    992,296

 Accrued interest receivable                                       13,271     14,086
 Premises and equipment                                            24,870     24,925
 Other assets                                                      23,612     21,541
                TOTAL ASSETS                                   $1,708,702 $1,634,936

                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing                                            $137,187   $162,880
  Interest-bearing:
    Certificates of deposit of $100,000 or more                   213,839    195,487
    Other interest-bearing deposits                               897,242    836,157
                                                                1,248,268  1,194,524
 Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase                             42,604     47,015
  Treasury tax and loan open-end note                               4,548      4,282
  Advances from Federal Home Loan Bank                            185,498    167,680
                                                                  232,650    218,977

 Other liabilities                                                 17,525     18,718
 Long-term debt                                                     6,635      6,641
 Long-term advances from Federal Home Loan Bank                    29,913     30,596
            TOTAL LIABILITIES                                   1,534,991  1,469,456

 Shareholders' equity:
  Common stock, $.125 stated value per share;
   authorized 10,000,000 shares; issued and outstanding
   7,225,483 shares for 1998 and 7,015,504 for 1997                   903        877
  Additional capital                                               60,309     59,787
  Retained earnings                                               106,480     98,046
  Accumulated other comprehensive income:
   Unrealized gains on investment securities, net of tax            6,019      6,770
            TOTAL SHAREHOLDERS' EQUITY                            173,711    165,480
            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          1,708,702 $1,634,936


The accompanying notes are an integral part of the consolidated financial statements.

                               FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months ended
                                                                         March 31
                                                                       1998        1997
                                                                         (Unaudited)
                                                                    (Amounts in thousands,
                                                                    except per share data)
INTEREST INCOME:
   Loans                                                          $22,604     $19,940
   Investment securities:
     Taxable                                                        6,613       8,107
     Tax-exempt                                                     1,964       1,783
                                                                    8,577       9,890
   Other interest income                                              298          20
     TOTAL INTEREST INCOME                                         31,479      29,850

 INTEREST EXPENSE:
   Deposits                                                        12,191      11,304
   Other                                                            3,883       3,881
     TOTAL INTEREST EXPENSE                                        16,074      15,185

     NET INTEREST INCOME                                           15,405      14,665

   Provision for loan losses                                        1,407       1,401
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                    13,998      13,264
 OTHER INCOME
   Trust department income                                            582         490
   Service charges on deposit
     accounts                                                         320         332
   Other service charges and fees                                   1,080         892
   Investment securities gains                                        352         231
   Other                                                              282         414
      Total Other Income                                            2,616       2,359
 OTHER EXPENSES
   Salaries and employee benefits                                   5,994       5,275
   Occupancy expense                                                  704         694
   Equipment expense                                                  818         762
   Other                                                            2,990       2,880
       Total Other Expenses                                        10,506       9,611

     INCOME BEFORE INCOME TAXES EXPENSE                             6,108       6,012
 Income Tax Expense                                                 1,608       1,581
     NET INCOME                                                   $ 4,500     $ 4,431
 EARNINGS PER SHARE:                                              $  0.62     $  0.63
 Weighted average number of
  shares outstanding                                                7,225       7,016



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST FINANCIAL CORPORATION
                      Consolidated Statements of Comprehensive Income

                                                                      Three Months Ended
                                                                           March 31
                                                                       1998         1997
                                                                          (Unaudited)
                                                                    (Amounts in thousands,
                                                                    except per share data)

Net Income                                                            $4,500        $4,431
Other Comprehensive income, net of tax:
  Unrealized losses on securities:
       Unrealized holding losses arising during period                  -522        -3,797
       Less: reclassification adjustment for gains
       included in net income                                           -229         - 150
Other comprehensive income                                              -751        -3,947

Comprehensive Income                                                  $3,749        $  484


                               FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Three Months Ended
                                                                            March 31,
                                                                        1998        1997
                                                                           (Unaudited)
                                                                    (Amounts in thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $ 4,500      $4,431
 Adjustment to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                         1,407       1,401
    Depreciation and amortization                                       637         640
    Net decrease (increase) in accrued interest receivable              815        -134
    Other, net                                                         -344       1,652
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,015       7,990



 CASH FLOWS FROM INVESTING ACTIVITIES:

 Increase from purchase and maturities of interest-bearing
  deposits with financial institutions                                    0          -4
 Sales and maturities of available-for-sale securities               87,284      37,213
 Purchases of available-for-sale securities                        -105,125     -54,195
 Loans made to customers, net of repayments                          -6,328      -5,967
 Net (increase) decrease in federal funds sold                       -9,520       2,000
 Additions to premises and equipment                                  - 598        -317
       NET CASH USED BY INVESTING ACTIVITIES                        -34,287     -21,270

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase from sales and
   redemptions of certificates of deposit                            61,528      13,173
  Net decrease in other deposits                                    -40,057     - 5,640
  Net increase in short-term borrowings                              13,673       6,728
  Cash dividends                                                     -2,740      -2,338
  Net (decrease) increase from long-term debt                         - 684       3,714
  Repayments of long-term debt                                          - 5         - 4
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      31,715      15,633

      NET INCREASE IN CASH AND CASH EQUIVALENTS                       4,443       2,353
 CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER                     54,285      66,658

       CASH AND CASH EQUIVALENTS, END OF QUARTER                    $58,728     $69,011

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for interest                        $15,537     $14,855
   Income taxes paid                                                   $531        $326

    The accompanying notes are an integral part of the consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying March 31, 1998 and 1997 consolidated financial statements are unaudited. The December 31, 1997, consolidated balance sheet amounts are as reported in the First Financial Corporation's (Corporation) 1997 annual report.

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

     On March 16, 1998, the Corporation completed its previously announced acquisition of Morris Plan Company of Terre Haute, Inc,. (Morris Plan). In exchange for all of the outstanding common shares of Morris Plan, the Corporation issued 210,000 shares of its common stock. The acquisition has been accounted for as a pooling of interests. The Corporation's consolidated financial statements for periods prior to the acquisition have not been restated because the acquisition would not result in material changes to previously reported statements.

      Effective January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS N0. 130 establishes standards for the reporting and display of comprehensive income and, its components in a full set of general-purpose financial statements. The Corporation's comprehensive income, determined in accordance with the provisions of the statement, was $3.7 million and $484,000 for the three months ended March 31, 1998 and 1997, respectively. Accumulated other comprehensive income at December 31, 1997 and March 31, 1998 was $6.8 and $6.0 million respectively.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral.

    The following table summarizes impaired loan information.

                                                                       (000's)
                                                                      March 31
                                                                      1998 1997


Impaired loans with related reserve for loan losses calculated under
 SFAS 114.......................................................... 1,440  1,998

     Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

      Interest income on commercial loans and residential real estate loans is no longer accrued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off at the time the loan becomes 180 days delinquent unless the loan is well secured and in the process of collection, or other circumstances support collection. Credit card loans and other unsecured personal credit lines are typically charged off no later than 180 days delinquent. Other consumer loans are typically charged off at 150 days delinquent. In all cases, loans must be placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

     The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are paid.

3. The cost and fair value of the Corporation's investments at March 31, 1998 are shown below. All investments are considered as available-for-sale.

                                                               (000's)
                                                            March 31, 1998
                                                     Amortized Cost  Fair Value
Available-For-Sale:
  United States Government                                $126,653     $128,040
  United States Government Agencies                        215,920      216,940
  State and Municipal                                      150,070      154,649
  Other                                                     50,846       51,173
                                                          $543,489     $550,802

                           FIRST FINANCIAL CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of this discussion is to point out key factors in First Financial's recent performance, compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation's annual report for 1997.

      Forward-looking statements contained in the following discussion are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Corporation's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements in this discussion.



                         Summary of Operating Results


      The Corporation's net income for the current quarter was up slightly to $4.5 million from $4.4 million in 1997, a 2.27% increase. Although net interest income was up $740 thousand, over 5%, the first quarter results were impacted by expenses resulting from the recent completion of the acquisition of Morris Plan in Terre Haute. As a result, earnings per share for 1998 were diluted by $.01 to $.62 by the acquisition. The acquisition is expected to have a positive impact on net income by the end of 1998.

Net Interest Income

      First Financial Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of of 1998 net interest income increased to $15.4 million from $14.7 million in the same period of 1997. This increase was the result of continued growth in earning assets and an increase in the net interest margin from 4.16% in 1997 to 4.18% in 1998.

Other Income

     Other income for the three month period ending March 31, 1998, as compared to the same period of 1997 increased $257,000 or 10.9%. Trust department income, other service fee income, and gains from sale of investment securities all increased to $582,000, $1,080,000 and $352,000 or 18.8%, 21.1%
and 52.4% respectively compared to the same period of 1997 due to increased service volume or increased service charges. These increases were partially offset by decreased other income which declined $132,000 or 32%.

Other Expenses

      Other expenses for the first three months of 1998, as compared to the same period of 1997, increased to $10.5 million from $9.6 million. Most categories of other expenses increased due to overall growth and expenses related to the acquisition of Morris Plan.

Allowance for Loan Losses


     The Corporation's provision for loan losses remained almost the same at $1,407,000 for the first three months of 1998 compared to $1,401,000 in the same period a year earlier.

      At March 31, 1998, the allowance for loan losses was 1.46% of net loans. This compares with an allowance of 1.34% at December 31, 1997. Net chargeoffs for the first three months of 1998 were $683,000 compared to $443,000 for the same period of 1997. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1997, was .35%. With this experience and based on management's review of the portfolio, management believes the allowance of $15.2 million at March 31, 1998 is adequate.


Underperforming Assets


      Underperforming assets consist of (1) nonaccrual loans and leases on which the ultimate collectibility of the full amount of interest is uncertain,
(2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract and others. A summary of underperforming assets at March 31, 1998 and December 31, 1997 follows:

                                                               ($000's)
                                            March 31, 1998     December 31, 1997

Nonaccrual loans and leases                      $ 4,699            $3,866
Renegotiated loans and leases                         10                17
Land sold on contract and others                   2,162             2,236
  Total nonperforming assets                     $ 6,871            $6,119

Ninety days past due loans and leases              4,610             4,384
  Total underperforming assets                   $11,481           $10,503

Ratio of the allowance for loan losses
 as a percentage of nonperforming assets             221%              221%
Ratio of the allowance for loan losses
 as a percentage of underperforming assets           132%              129%

     The following loan categories comprise significant components of the underperforming loans at March 31, 1998 and December 31, 1997.

Non-Accrual Loans

                                     (000')                 (000')

                                  March 31, 1998      December 31, 1997

     1-4 family residential         $1,139  24%         $  728      19%
     Commercial loans                1,017  22           1,622      42
     Installment loans                 921  20             872      23
     Other, various                  1,622  34             644      16
                                    $4,699 100%         $3,866     100%



Past due 90 days or more

     1-4 family residential         $2,805  61%         $2,785      64%
     Commercial loans                  501  11             112       3
     Installment loans                 502  11             851      19
     Other, various                    802  17             636      14
                                    $4,610 100%         $4,384     100%



      There are no material industry concentrations within the under-performing loans.

      In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At March 31, 1998 the Corporation had $369,000 of doubtful loans which are still in accrual status.


Interest Rate Sensitivity and Liquidity

      First Financial Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee. The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished through management of the subsidiary banks' balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

Interest Rate Risk

      Management considers interest rate risk to be the Corporation's most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation's net income is largely dependent on the effective management of this risk.

     The Committee reviews a series of monthly reports to ensure that performance objectives are being met. The Committee monitors and controls interest rate risk through earnings simulation. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve, and changes in prepayment speeds on net interest income. The primary measure of interest rate risk is "Earnings at Risk." This measure projects the earnings effect of various rate movements over the next three years on net interest income. It is important to note that measures of interest rate risk have limitations and are dependent upon certain assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis and believes the assumptions to be valid and theoretically sound. The relationships are continuously monitored for behavioral changes.

      In its interest rate risk management, the Corporation currently does not utilize any derivative products and is not engaged in trading activity. The Corporation instead invests in assets whose value is derived from an underlying asset. These assets are mostly government agency issued mortgage-backed securities. The performance of these assets in changing rate environments is included in the following table.

      The table below shows the Corporation's estimated earnings sensitivity profile as of March 31, 1998. Given a 100 basis point increase in rates, net interest income would increase 1.34% over the next 12 months and decrease 1.11% over the next 24 months. A 100 basis point decrease would result in a 2.45% decrease in net interest income over the next 12 months and a 1.20% decrease over the next 24 months. These estimates assume all rates changed overnight and management took no action as a result of this change.



    Basis Point                         Percentage Change in net Interest Income
    Interest Rate Change                12 months      24 months      36 months
    Down 300                            -10.64%        -6.57%          -15.28%
    Down 200                            - 5.80         -3.19            -9.14
    Down 100                            - 2.45         -1.20            -4.26
    Up 100                                1.34         -1.11              .80
    Up 200                                3.03         -1.28             2.80
    up 300                                5.55           .93             7.67


Liquidity Risk

      Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $9.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $47.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $47.8 million of Federal Agency Securities to be called within 1998 or the next 12 months.


Capital Adequacy

      As of March 31, 1998 the Corporation's leverage ratio was 9.87% which compared 9.68% at December 31, 1997.

      At March 31, 1998 the Corporation's total capital which includes Tier II capital was 17.38% compared to 17.10% at December 31, 1997.These amounts exceed minimum regulatory capital requirements.

                          FIRST FINANCIAL CORPORATION

                           PART II OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of the shareholders of the Corporation was held on April 15, 1998.

(b) The following were elected Directors of the Corporation for a three year term: Walter A. Bledsoe, William Niemeyer, John Ragle, and
      Donald E. Smith.

(c) The shareholders unanimously approved the annual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1997.




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

                                                     FIRST FINANCIAL CORPORATION
                                                             (Registrant)





Date:  May 13, 1998                                  By       (Signature)
                                                     Donald E. Smith, President




Date:  May 13, 1998                                  By       (Signature)
                                                     John W. Perry, Secretary




Date:  May 13, 1998                                  By       (Signature)
                                                     Michael A. Carty, Treasurer