Form 10-Q
period 1998-06-30
FIRST FINANCIAL CORP /IN/
filed 1998-08-07
CIK 714562

FORM 10-Q


                                    SECURITIES AND EXCHANGE COMMISSION

                                          WASHINGTON, D.C. 20549

                            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                     SECURITIES EXCHANGE ACT OF 1934

                                       FIRST FINANCIAL CORPORATION

                                              June 30 , 1998

                                    SECURITIES AND EXCHANGE COMMISSION

                                         WASHINGTON, D.C.  20549


                            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                     SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1998

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

              (812) -238-6000
              (Registrant s telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x___    No _____.

As of June 30, 1998 were outstanding 7,210,183 shares without par value, of the registrant.

                                       FIRST FINANCIAL CORPORATION

                                                FORM 10-Q

                                                  INDEX


PART I.  Financial Information                                          Page No.

     Item 1.   Financial Statements:


          Consolidated Statements of Condition.................................3

          Consolidated Statements of Income....................................4

          Consolidated Statements of Comprehensive Income......................5

          Consolidated Statements of Cash Flows................................6

          Notes to Consolidated Financial Statements...........................7

     Item 2.   Management s Discussion and Analysis of
                  Financial Condition and Results of Operations................9

PART II.   Other Information:

      Item 4.   Submission of Matters to a Vote of
                   Security Holders...........................................11

      Signatures..............................................................13

                                    FIRST FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CONDITION
                                                                                          June 30,       December 31,
                                                                                            1998              1997
                                                                                         (Unaudited)
                                                                                           (Amounts in thousands)
     ASSETS
Cash and due from banks                                                                   $58,964           $53,815
Federal funds sold and securities purchased under agreement to resell                           0               280
Investments:
 Available-For-Sale                                                                       567,559           527,993
Loans:
 Commercial, financial and agricultural                                                   211,162           229,855
 Real  estate - construction                                                               28,702            23,734
 Real estate - mortgage                                                                   615,198           561,466
 Installment                                                                              201,118           188,552
 Lease financing                                                                            3,363             3,271
                                                                                        1,059,543         1,006,878
Less:
  Unearned income                                                                           1,008             1,079
  Allowance for loan losses                                                                15,452            13,503
                                                                                        1,043,083           992,296
Accrued interest receivable                                                                14,567            14,086
Premises and equipment, net                                                                24,478            24,925
Other assets                                                                               22,768            21,541
           TOTAL ASSETS                                                                $1,731,419        $1,634,936
           LIABILITIES AND SHAREHOLDERS  EQUITY
Deposits:
 Noninterest-bearing                                                                     $133,966          $162,880
 Interest-bearing:
    Certificates of deposit of $100,000 or more                                           235,054           195,487
    Other interest-bearing deposits                                                       901,451           836,157
                                                                                        1,270,471         1,194,524
Short-term borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase                                                      46,397            47,015
 Treasury tax and loan open-end note                                                        9,720             4,282
 Advances from Federal Home Loan Bank                                                     168,913           167,680
                                                                                          225,030           218,977
Other liabilities                                                                          19,310            18,718
Long-term debt                                                                              6,630             6,641
Long-term advances from Federal Home Loan Bank                                             34,752            30,596
           TOTAL LIABILITIES                                                            1,556,193         1,469,456

Shareholders  equity:
 Common stock, $.125 stated value per share;
  authorized 10,000,000 shares; issued and outstanding                                        903               877
  7,015,504 shares for 1997 and 7,225,483 shares for 1998
  including treasury shares of 15,300
Additional capital                                                                         60,309            59,787
Retained earnings                                                                         107,766            98,046
Accumulated other comprehensive income:
 Unrealized gains on securities, net of tax                                                 7,028             6,770
Less: Treasury shares at cost                                                                -780                 0
            TOTAL SHAREHOLDERS  EQUITY                                                    175,226           165,480
            TOTAL LIABILITIES AND SHAREHOLDERS  EQUITY                                 $1,731,419        $1,634,936
The accompanying notes are an integral part of the consolidated financial statements.

                                     FIRST FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months Ended             Six Months Ended
                                                                   June 30,                    June 30,
                                                           1998            1997           1998          1997
                                                                                (Unaudited)
                                                                (Amounts in thousands, except per share amounts)
 INTEREST INCOME:

  Loans                                                 $23,151          $20,502        $45,755        $40,442
  Investment securities:
         Taxable                                          6,659            8,098         13,272         16,205
         Tax-exempt                                       2,072            1,864          4,036          3,647
                                                          8,731            9,962         17,308         19,852
 Other interest income                                      224               57            522             77
     TOTAL INTEREST INCOME                               32,106           30,521         63,585         60,371

 INTEREST EXPENSE:
     Deposits                                            12,885           11,585         25,076         22,889
     Other                                                3,700            3,930          7,583          7,811
         TOTAL INTEREST EXPENSE                          16,585           15,515         32,659         30,700

         NET INTEREST INCOME                             15,521           15,006         30,926         29,671

         Provision for loan losses                        1,549            1,336          2,956          2,737

         NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                   13,972           13,670         27,970         26,934
 OTHER INCOME
     Trust department income                                503              495          1,085            985
     Service charges on deposit  accounts                   325              338            645            676
     Other service charges and fees                       1,184              804          2,264          1,690
     Investment securities gains                             39              124            391            355
     Other                                                  274              158            556            572
                                                          2,325            1,919          4,941          4,278
 OTHER EXPENSES
     Salaries and employee benefits                       5,983            5,326         11,977         10,601
     Occupancy expense                                      684              702          1,388          1,396
     Equipment expense                                      830              769          1,648          1,531
     Other                                                3,200            2,800          6,190          5,680
                                                         10,697            9,597         21,203         19,208

         INCOME BEFORE INCOME TAX
           EXPENSE                                        5,600            5,992         11,708         12,004
 Income Tax Expense                                       1,430            1,618          3,038          3,199
         NET INCOME                                      $4,170           $4,374         $8,670         $8,805

 BASIC EARNINGS PER SHARE                                 $0.58            $0.62          $1.20          $1.25

 Weighted average number of
     shares outstanding                                   7,217            7,016          7,221          7,016


The accompanying notes are an integral part of the consolidated financial statements.


                                                 FIRST FINANCIAL CORPORATION
                                       Consolidated Statements of Comprehensive Income


                                                                        Three Months Ended                 Six Months Ended
                                                                              June 30,                         June 30,
                                                                    1998             1997                1998            1997
                                                                                        (Unaudited)
                                                                                  (Amounts in thousands)

Net Income                                                        $4,170             $4,374              $8,670         $8,805

Other Comprehensive income, net of tax:
 Unrealized gains (losses) losses on securities:
   Unrealized holding gains (losses) arising during period         1,034              1,969                 512         -1,828
   Less: reclassification adjustment for gains                     -  25            -    81                -254          - 231
   included in net income
Other Comprehensive income                                         1,009              1,888                 258        - 2,059

Comprehensive Income                                              $5,179             $6,262              $8,928         $6,746






                                              FIRST FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                      1998           1997
                                                                                                          (Unaudited)
                                                                                                       (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                $8,670         $8,805
Adjustment to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                                2,956          2,737
  Provision for depreciation and amortization                                              1,228          1,352
  Net (increase) decrease in accrued interest receivable                                    -481            152
  Other, net                                                                              -1,671           -912
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                             10,702         12,134


CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease from purchase and maturities of interest-bearing
 deposits with financial institutions                                                          0            499
Sales and maturities of available-for-sale securities                                    146,026         78,787
Purchases of available-for-sale securities                                              -178,689       -105,042
Loans made to customers, net of repayments                                               -23,463        -21,847
Net decrease in federal funds sold                                                           680          1,725
Additions to premises and equipment                                                         -929           -470
   NET CASH USED BY INVESTING ACTIVITIES                                                 -56,375        -46,348

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase from sales and
 redemptions of certificates of deposit                                                   80,492         19,629
Net (decrease) increase  in other deposits                                               -36,818          1,977
Net increase in short-term borrowings                                                      6,053         16,145
Cash dividends                                                                            -2,740         -2,338
Purchase of treasury stock                                                                  -780              0
Net increase (decrease) in long-term debt                                                  4,145         -5,997
   NET CASH PROVIDED  BY FINANCING ACTIVITIES                                             50,352         29,416

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,679         -4,798
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           54,285         66,658

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $58,964        $61,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                              $32,190        $32,444

   Income taxes paid                                                                      $3,689         $3,134

The accompanying notes are an integral part of the consolidated financial statements.

                                         FIRST FINANCIAL CORPORATION
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying June 30, 1998 and 1997 consolidated financial statements are unaudited. The December 31, 1997, consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1997 annual report.

     The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are in the opinion of management necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

   On March 16, 1998, the Corporation completed its previously announced acquisition of Morris Plan Company of Terre Haute, Inc., (Morris Plan). In exchange for all of the outstanding common shares of Morris Plan, the Corporation issued 210,000 shares of its common stock. The acquisition has been accounted for as a pooling of interests. The Corporation s consolidated financial statements for periods prior to the acquisition have not been restated because the acquisition would not result in material changes to previously reported statements. The acquisition resulted in an increase of
4.6 million to the Corporation s shareholders   equity at March 16, 1998.

     Effective January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income . SFAS
No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Corporation s comprehensive income, determined in accordance with the provisions of the statements, was $8.9 million and $6.7 million for the six months ended June 30, 1998 and 1997, respectively. Accumulated other comprehensive income, resulting from unrealized gains or losses on available for sale securities, at December 31, 1997 and June 30, 1998 was $6.8 and
$7.0 million respectively.

     Recently Issued Accounting Standards Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities have been issued by the Financial Accounting Standards Board. The Corporation is currently reviewing these two pronouncements and does not anticipate the adoption of SFAS No. 131 and SFAS No. 133 to have a material effect on the Corporation s financial position or results of operation.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan s collateral.

The following table summarizes impaired loan information.
                                                                      (000's)
                                                                      June 30,
                                                                   1998     1997

Impaired loans with related reserve for loan losses calculated
under SFAS 114...............................................       993    2,107


     Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

    Interest income on commercial loans and residential real estate loans is no longer accrued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off at the time the loan becomes 180 days delinquent unless the loan is well secured and in process of collection, or other circumstances support collection. Credit card loans and other unsecured personal credit lines are typically charged off no later than 180 days delinquent. Other consumer loans are typically charged off when they become 150 days delinquent. In all cases, loans must be placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

     The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans may be returned to accrual status when all the principal and interest amounts contractually due are paid.

3. The cost and fair value of the Corporation s investments at June 30, 1998 are shown below. All investments are considered as available-for-sale.

                                                                (000's)
                                                            June 30, 1998
                                               Amortized Cost        Fair Value
 Available-For-Sale:
  United States Government                        $155,041             $156,689
  United States Government Agencies                206,509              208,268
  State and Municipal                              151,540              156,568
  Other                                             45,892               46,034
                                                  $558,982             $567,559

                                         FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The purpose of this discussion is to point out key factors in the Corporation s recent performance, compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation s annual report for 1997.

     Forward-looking statements contained in the following discussion are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Corporation s control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements in this discussion.


                                        Summary of Operating Results

     The Corporation reported earnings of $8.7 million for the first six months which reflect a 1.5% decrease from the same period for 1997, while the second quarter net income of $4.2 million reflects a 4.7% decrease from the second quarter of 1997. Although net interest income was up $1.3 million, or 4.2%, the first six months results were impacted by expenses resulting from the
acquisition of Morris Plan in Terre Haute.   Basic earnings per share results of
$1.20 and $0.58 for the six and three month periods in 1998, respectively, reflect similar decreases from the respective prior year's $1.25 and $0.62 per share.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Although net interest income increased to $30.9 million in the first six months of 1998 from $29.7 million in the same period of 1997, the net interest margin decreased to 4.16% in 1998 from 4.20% in the same period of 1997. This decrease was the result of a higher cost of funds in 1998 than the prior year. Higher costs of funds also affected second quarter net interest income which increased to $15.5 million from $15.0 million for the same quarter of 1997 while net interest margin decreased to 4.14% for the second quarter of 1998 from 4.24% in the same quarter of 1997.

Other Income

     Other income for the six months of 1998, as compared to the same period of 1997, increased $663,000 or 15.5%. Trust income and other service fee income increased to $1.1 million and $2.3 million or 10.1% and 34.0%, respectively, compared to the same period of 1997 as a result of increased service volume or increased service charges. Second quarter other income increased to $2.3 million from $1.9 million compared to the same quarter of 1997. These increases are the result of a focused effort to increase fee based income.

Other Expenses

     Other expenses for the first six months of 1998, as compared to the same period of 1997, increased to $21.2 million from $19.2 million. This represents an increase of $2.0 million or 10.4%. Most of the components of other expenses increased slightly while salaries and related benefits, the largest component of this group, increased from $10.6 million to almost $12.0 million or 13.0%. The primary reason for this increase were higher average salaries and higher health insurance costs. This also affected second quarter other expenses which increased to $10.7 million from $9.6 million for the same quarter of 1997.
Expenses were also increased  by the acquisition of   Morris Plan during the
first quarter of 1998.  There were no other significant changes.

Allowance for Loan Losses

     The Corporation's provision for loan losses increased to almost $3.0 million from $2.7 million for the first six months of 1998 compared to the same period a year earlier.

      At June 30, 1998, the allowance for loan losses was 1.46% of net loans. This compares with an allowance of 1.34% at December 31, 1997. Net chargeoffs for the first six months of 1998 were $2.0 million compared to $.9 million for the same period of 1997. This increase was due to the resolution of a few problem commercial loans. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1997, was .35%. With this experience and based on management's review of the portfolio, management believes the allowance of $15.5 million at June 30, 1998 is adequate.

Underperforming Assets

     Underperforming assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract. A summary of Underperforming assets at June 30, 1998 and December 31, 1997 follows:
                                           (000')                      (000')
                                       June 30, 1998         December 31, 1997


Nonaccrual loans and leases              $ 4,243                    $   3,866
Renegotiated loans and leases                  7                           17
Land sold on contract and others           2,037                        2,236
   Total non-performing assets           $ 6,287                     $  6,119

Ninety days past due loans and leases      5,539                        4,384
   Total Underperforming assets          $11,826                      $10,503

Ratio of the allowance for loan losses
 as a percentage of non-performing assets       246%                        221%
Ratio of the allowance for loan losses
 as a percentage of Underperforming assets      131%                        129%

     The following loan categories comprise significant components of the non-performing loans at June 30, 1998

Non-Accrual Loans:
                                      (000's)                        (000's)
                                 June 30, 1998                 December 31, 1997
       1-4 family residential    1,782     42%                   $   728     19%
       Commercial loans          1,268     30                      1,622     42
       Installment loans           922     22                        872     23
       Other, various              271      6                        644     16
                                $4,243    100%                    $3,866    100%

Past due 90 days or more:

       1-4 family residential   $3,418     62%                    $2,785     64%
       Commercial loans            976     18                        112      3
       Installment loans           688     12                        851     19
       Other, various              457      8                        636     14
                                $5,539    100%                    $4,384    100%

         There are no material industry concentrations within the under-performing loans.

         In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At
June 30, 1998 the Corporation had $144,000 of doubtful loans which are still in accrual status.

Interest Rate Sensitivity and Liquidity

         The Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee. The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished through management of the subsidiary banks balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

Interest Rate Risk

         Management considers interest rate risk to be the Corporation s most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation s net income is largely dependent on the effective management of this risk.

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

         In its interest rate risk management, the Corporation currently does not utilize any derivative products and is not engaged in securities trading activity. The Corporation instead invests in assets whose value is derived from an underlying asset. These assets are mostly government agency issued mortgage-backed securities. The performance of these assets in changing rate environments is included in the following table.

         The table below shows the Corporation's estimated earnings sensitivity profile as of June 30, 1998. Given a 100 basis point increase in rates, net interest income would increase .10% over the next 12 months and decrease 1.41% over the next 24 months. A 100 basis point decrease would result in a .44% decrease in net interest income over the next 12 months and a .65% increase over the next 24 month periods. These estimates assume all rates changed overnight and management took no action as a result of this change.

    Basis Point                    Percentage Change in net Interest Income
    Interest Rate Change            12 months        24 months        36 months
    Down 300                          -2 .95%           .46%            -5.26%
    Down 200                          - 1.31            .93            - 2.76
    Down 100                         -  . 44            .65            - 1.12
    Up 100                               .10          -1.41               .07
    Up 200                               .53          -1.86              1.46
    Up 300                              1.62             .43             4.43

Liquidity Risk

         Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $14.0 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $76.1 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $20.8 million of Federal Agency Securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.


Capital Adequacy


         As of June 30, 1998 the Corporation's leverage ratio was 9.74% compared to 9.68% at December 31, 1997.

         At June 30 , 1998 the Corporation's total capital, which includes Tier II capital, was 17.13% compared to 17.10% at December 31, 1997.These amounts exceed minimum regulatory capital requirements.


Year 2000

         The Corporation has established a Year 2000 (YR2000) team which is meeting and discussing issuesrelated to YR2000. This team has the background and financial support to complete the early-stage assessment of YR2000 issues. The Corporation is also in the process of obtaining statements of direction from all of its hardware and software vendors to determine their plans for resolving the YR2000 issue. The statements of direction from the vendors have indicated that the vendors have already resolved the issue or have scheduled a release that will include YR2000 date fixes. The goal of the YR2000 team is to install all software updates by the first quarter of 1999. In addition, testing has been scheduled to perform daily processing on December 31, 1999, January 1, 2000, and February 29, 2000. The Corporation believes that YR2000 costs will not have a material adverse effect on the Corporation s financial position or future results of operations.

                                         FIRST FINANCIAL CORPORATION

                                          PART II OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of the shareholders of the Corporation was held on April 15, 1998.

(b) The following were elected Directors of the Corporation for a three year term: Walter A. Bledsoe, Max Gibson, William Niemeyer and Donald E. Smith.

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

                                                    FIRST FINANCIAL CORPORATION
                                                          (Registrant)




Date:  August 14, 1998                              By       (Signature)
                                                    Donald E. Smith, President




Date:  August 14, 1998                              By       (Signature)
                                                    John W. Perry, Secretary




Date:  August 14, 1998                              By       (Signature)
                                                    Michael A. Carty, Treasurer