Form 10-Q
period 1998-09-30
FIRST FINANCIAL CORP /IN/
filed 1998-11-16
CIK 714562

FORM 10-Q


                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C. 20549

                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934

                                          FIRST FINANCIAL CORPORATION

                                              September 30 , 1998





                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C.  20549


                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1998

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

As of September 30, 1998 were outstanding 7,199,764 shares without par value, of the registrant.

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

          Consolidated Statements of Income....................................4

          Consolidated Statements of Comprehensive Income......................5

          Consolidated Statements of Cash Flows................................6

          Notes to Consolidated Financial Statements...........................7

     Item 2.   Management s Discussion and Analysis of
                 Financial Condition and Results of Operations.................9

PART II.   Other Information:

     Item 4.   Submission of Matters to a Vote of
                  Security Holders............................................13

     Signatures...............................................................14

                                          FIRST FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CONDITION
                                                                      September 30,         December 31.
                                                                             1998                  1997
                                                                                  (Unaudited)
                        ASSETS                                                         (Amounts in thousands)
Cash and due from banks                                                                  $47,227           $53,815
Federal funds sold and securities purchased under agreement to resell                      2,630               280
Investments, available-for-sale                                                          569,687           527,993
Loans:
  Commercial, financial and agricultural                                                 220,327           229,855
  Real  estate - construction                                                             29,617            23,734
  Real estate - mortgage                                                                 632,075           561,466
  Installment                                                                            203,720           188,552
  Lease financing                                                                          5,824             3,271
                                                                                       1,091,563         1,006,878
  Less:
    Unearned income                                                                        1,951             1,079
    Allowance for loan losses                                                             16,348            13,503
                                                                                       1,073,264           992,296
    Accrued interest receivable                                                           13,998            14,086
    Premises and equipment, net                                                           24,466            24,925
    Other assets                                                                          30,526            21,541
              TOTAL ASSETS                                                            $1,761,798        $1,634,936

              LIABILITIES AND SHAREHOLDERS  EQUITY
Deposits:
 Noninterest-bearing                                                                    $142,446          $162,880
 Interest-bearing:
   Certificates of deposit of $100,000 or more                                           217,523           195,487
   Other interest-bearing deposits                                                       895,610           836,157
                                                                                       1,255,579         1,194,524
Short-term borrowings:
 Federal funds purchased and securities
  sold under agreements to repurchase                                                     39,039            47,015
 Treasury tax and loan open-end note                                                       4,801             4,282
 Advances from Federal Home Loan Bank                                                    177,932           167,680
                                                                                         221,772           218,977
Other liabilities                                                                         18,963            18,718
Long-term debt                                                                             6,624             6,641
Long-term advances from Federal Home Loan Bank                                            71,177            30,596
              TOTAL LIABILITIES                                                        1,574,115         1,469,456

Shareholders equity:
 Common stock, $.125 stated value per share;
  authorized 10,000,000 shares; issued and outstanding                                       903               877
  7,015,504 shares for 1997 and 7,225,483 shares for 1998
  including treasury shares of 25,719
 Additional capital                                                                       66,798            59,787
 Retained earnings                                                                       112,626            98,046
 Accumulated other comprehensive income:
  Unrealized gains on investments, net of tax                                              8,580             6,770
 Less: Treasury shares at cost                                                            -1,224                 0
              TOTAL SHAREHOLDERS EQUITY                                                  187,683           165,480
              TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                               $1,761,798        $1,634,936
The accompanying notes are an integral part of the consolidated financial statements.

                                                    FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                            Three Months Ended            Nine Months Ended
                                                                September 30,               September 30,
                                                            1998            1997           1998            1997
                                                                                (Unaudited)
                                                              (Amounts in thousands, except per share amounts)
INTEREST INCOME:

 Loans                                                     $23,822          $21,322        $69,577        $61,764
 Investment securities:
     Taxable                                                 6,807            7,963         20,079         24,168
     Tax-exempt                                              1,932            1,857          5,968          5,504
                                                             8,739            9,820         26,047         29,672
 Other interest income                                          28               23            550            100
   TOTAL INTEREST INCOME                                    32,589           31,165         96,174         91,536

INTEREST EXPENSE:
  Deposits                                                  12,779           11,662         37,855         34,551
  Other                                                      3,989            3,992         11,572         11,803
    TOTAL INTEREST EXPENSE                                  16,768           15,654         49,427         46,354

    NET INTEREST INCOME                                     15,821           15,511         46,747         45,182

    Provision for loan losses                                1,345            1,251          4,301          3,988

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              14,476           14,260         42,446         41,194
OTHER INCOME
 Trust department income                                       509              485          1,594          1,470
 Service charges on deposit  accounts                          347              334            992          1,010
 Other service charges and fees                              1,204            1,000          3,468          2,690
 Investment securities gains                                   382               60            773            402
 Other                                                         487              318          1,043            903
                                                             2,929            2,197          7,870          6,475
OTHER EXPENSES
 Salaries and employee benefits                              5,712            5,560         17,689         16,161
 Occupancy expense                                             717              768          2,105          2,164
 Equipment expense                                             836              752          2,484          2,283
 Other                                                       3,156            2,973          9,346          8,653
                                                            10,421           10,053         31,624         29,261

   INCOME BEFORE INCOME TAX
    EXPENSE                                                  6,984            6,404         18,692         18,408
Income Tax Expense                                           2,124            1,785          5,162          4,984
    NET INCOME                                              $4,860           $4,619        $13,530        $13,424

BASIC EARNINGS PER SHARE                                     $0.67            $0.66          $1.87          $1.91

Weighted average number of
  shares outstanding                                         7,209            7,016          7,217          7,016


The accompanying notes are an integral part of the consolidated financial statements.


                                                FIRST FINANCIAL CORPORATION
                                           Consolidated Statements of Comprehensive Income



                                                                        Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
                                                                         1998            1997       1998          1997
                                                                                            (Unaudited)
                                                                                        (Amounts in thousands)

Net Income                                                              $4,860          $4,619      $13,530      $13,424

Other comprehensive income, net of tax:
 Unrealized gains on investments:
  Unrealized holding gains arising during period                         1,800           3,080        2,316        1,249
   Less: reclassification adjustment for gains
   included in net income                                                 -248            - 42        - 506        - 270
Other comprehensive income                                               1,552           3,038        1,810          979

Comprehensive income                                                    $6,412          $7,657      $15,340      $14,403






                                                     FIRST FINANCIAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    1998               1997
                                                                                        (Unaudited)
                                                                                    (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $13,530           $13,424
Adjustment to reconcile net income to net cash
 provided by operating activities:
  Net amortization of discounts on investments                                         -722            -1,462
  Provision for loan losses                                                           4,301             3,988
  Investment  gains                                                                    -773              -402
  Provision for depreciation and amortization                                         1,839             1,767
  Provision for deferred income taxes                                                  -604                 0
  Net decrease (increase) in accrued interest receivable                                 88              -416
  Other, net                                                                            680              -879
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                        18,339            16,020

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease from purchase and maturities of interest-bearing
 deposits with financial institutions                                                     0               796
Sales and maturities of available-for-sale securities                               179,224           149,156
Purchases of available-for-sale securities                                         -211,551          -129,281
Loans made to customers, net of repayments                                          -54,753           -63,422
Net (increase) decrease in federal funds sold                                        -1,950             2,000
Additions to premises and equipment                                                  -1,660            -1,092
  NET CASH USED BY INVESTING ACTIVITIES                                             -90,690           -41,843

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase from sales and
 redemptions of certificates of deposit                                              65,752             3,397
Net (decrease) increase  in other deposits                                          -36,970            13,549
Net increase in short-term borrowings                                                 2,795            30,383
Cash dividends                                                                       -5,624            -4,677
Purchase of treasury stock                                                           -1,224                 0
Net increase (decrease) in long-term debt and advances                               40,564           -18,158
  NET CASH PROVIDED  BY FINANCING ACTIVITIES                                         65,293            24,494

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                          -7,058            -1,329
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       54,285            66,658

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $47,227           $65,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                          $48,869           $47,676

  Income taxes paid                                                                  $5,345            $5,153

The accompanying notes are an integral part of the consolidated financial statements.

                                        FIRST FINANCIAL CORPORATION
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying September 30, 1998 and 1997 consolidated financial statements are unaudited. The December 31, 1997 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1997 annual report.

     The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

   On March 16, 1998, the Corporation completed its previously announced acquisition of Morris Plan Company of Terre Haute, Inc., (Morris Plan). In exchange for all of the outstanding common shares of Morris Plan, the Corporation issued 210,000 shares of its common stock. The acquisition was originally accounted for as a pooling of interests. Due to a common stock repurchase program announced September 16, 1998, the acquisition will be accounted for as a purchase and the resulting goodwill of $6.5 million will be amortized over approximately 15 years. Prior periods have not been restated because the impact is immaterial.

     Effective January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income . SFAS
No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Corporation s comprehensive income, determined in accordance with SFAS
No. 130 was $15.3 million and $14.4 million for the nine months ended
September 30, 1998 and 1997, respectively. Accumulated other comprehensive income, resulting from unrealized gains or losses on available for sale investments at December 31, 1997, and September 30, 1998, was $6.8 and $8.6 million, respectively.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities have been issued by the Financial Accounting Standards Board. The Corporation is currently reviewing these two pronouncements and does not anticipate the adoption of SFAS No. 131 and SFAS No. 133 to have a material effect on the Corporation's financial position or results of operation.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral.

The following table summarizes impaired loan information.

                                                                  (000's)
                                                               September 30,
                                                             1998         1997

Impaired loans with related allowance for loan losses
 calculated under SFAS No. 114.........................    $1,874       $1,782

  Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

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

3.  Investments
    The cost and fair value of the Corporation's investments at September 30, 1998 are shown below. All investments are classified as available-for-sale.

                                                              (000's)
                                                        September 30, 1998
                                                 Amortized Cost     Fair Value
 Available-For-Sale:
  United States Government                          $139,077         $141,446
  United States Government Agencies                  227,482          230,288
  State and Municipal                                151,184          157,238
  Other                                               40,535           40,715
                                                    $558,278         $569,687






                                                     8 <page)




































                                        FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 1997.

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


                                        Summary of Operating Results

  Net income for the nine and three month periods ended September 30, 1998 was $13.53 million and $4.86 million, respectively. Both the nine month and current quarter results reflect slight increases from 1997 levels due in part to a higher level of earning assets, particularly residential real estate mortgages. Earnings per share for the nine month period ended September 30, 1998 reflects a 2% or $.04 per share decrease over the third quarter of 1997. This is the result of the acquisition of Morris Plan in the first quarter, which had a dilutive affect on the earnings per share. Earnings per share for the third quarter increased by $.01 to $.67 over the same period in 1997.

Net Interest Income

  The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Net interest income increased to $46.7 million in the first nine months of 1998 from $45.2 million in the same period of 1997 due to an increase in earning asset volume while the net interest margin decreased to 4.14% in 1998 from 4.24%
in the same period of 1997. This decrease resulted from a shift in the deposit mix to higher cost deposit vehicles. This also affected third quarter net interest income which increased to $15.8 million from $15.5 million for the same quarter of 1997 while net interest margin decreased to 4.10% for the third quarter of 1998 from 4.32% in the same quarter of 1997.

Other Income

     Other income for the nine months of 1998, as compared to the same period of 1997, increased $1.4 million or 21.5%. Trust income and other service fee income increased to $1.6 million and $3.5 million or 8.4% and 28.9%, respectively, compared to the same period of 1997 as a result of increased service volume and increased service charges. Third quarter other income increased to $2.9 million from $2.2 million compared to the same quarter of 1997. These increases are the result of a focused effort to increase fee based income, as well as the result of realized gains from investments sales.

Other Expenses

     Other expenses for the first nine months of 1998, as compared to the same period of 1997, increased to $31.6 million from $29.3 million. This represents an increase of $2.3 million or 7.8%. Most of the components of other expenses increased slightly while salaries and related benefits, the largest component of this group, increased from $16.2 million to almost $17.7 million or 9.3%. The primary reason for this increase were higher average salaries and higher health insurance costs. This also affected third quarter other expenses which increased to $10.4 million from $10.1 million for the same quarter of 1997. Expenses were also increased by the acquisition of Morris Plan during the first quarter of 1998. There were no other significant changes.

Allowance for Loan Losses

  The Corporation's provision for loan losses increased to $4.3 million from $4.0 million for the first nine months of 1998 compared to the same period a year earlier.

  At September 30, 1998, the allowance for loan losses was 1.50% of net loans. This compares with an allowance of 1.34% at December 31, 1997. Net chargeoffs for the first nine months of 1998 were $2.4 million compared to $1.6 million for the same period of 1997. This increase was primarily due to the higher volume of charge offs relating to problem consumer loans. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1997, was .35%. With this experience and based on management's review of the portfolio, management believes the allowance of $16.3 million at September 30, 1998 is adequate.

Underperforming Assets

  Underperforming assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract. A summary of underperforming assets at September 30, 1998 and December 31, 1997 follows:

                                          (000')                   (000')
                                    September 30, 1998       December 31, 1997

Nonaccrual loans and leases               $ 4,083                $   3,866
Renegotiated loans and leases                  16                       17
Land sold on contract and others            1,951                    2,236
  Total non-performing assets             $ 6,050                $   6,119

Ninety days past due loans and leases       5,599                    4,384
   Total underperforming assets           $11,649                 $ 10,503

Ratio of the allowance for loan losses
 as a percentage of non-performing assets     270%                     221%
Ratio of the allowance for loan losses
 as a percentage of underperforming assets    140%                     129%

  The following loan categories comprise significant components of the non-performing loans at September 30, 1998

Non-Accrual Loans:

                                           (000')                 (000's)
                                     September 30, 1998      December 31, 1997
    1-4 family residential             $1,731    42%          $  728    19%
    Commercial loans                    1,112    27            1,622    42
    Installment loans                     969    24              872    23
    Other, various                        271     7              644    16
                                       $4,083   100%          $3,866   100%

Past due 90 days or more:


    1-4 family residential             $3,262    58%          $2,785    64%
    Commercial loans                    1,230    22              112     3
    Installment loans                     736    13              851    19
    Other, various                        371     7              636    14
                                       $5,599   100%          $4,384   100%

  There are no material industry concentrations within the underperforming loans.

  In addition to the above underperforming loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At September 30, 1998 the Corporation had $513,000 of such loans which are still in accrual status.

Interest Rate Sensitivity and Liquidity

  The Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee. The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished through management of the subsidiary bank's balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

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

  In its interest rate risk management, the Corporation currently does not utilize any derivative products and is not engaged in securities trading activity. The Corporation instead invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments is included in the following table.

  The table below shows the Corporation's estimated earnings sensitivity profile as of September 30, 1998. Given a 100 basis point increase in rates, net interest income would increase 2.18% over the next 12 months and decrease 1.97% over the next 24 months. A 100 basis point decrease would result in a 4.07% decrease in net interest income over the next 12 months and a 1.40% decrease over the next 24 month periods. These estimates assume all rates changed overnight and management took no action as a result of this change.

    Basis Point                         Percentage Change in Net Interest Income
    Interest Rate Change                12 months      24 months      36 months
    Down 300                             -15.29%         -6.72%        -17.21%
    Down 200                              -8.84          -3.33         -10.39
    Down 100                              -4.07          -1.40         - 4.97
    Up 100                                 2.18          -1.97           1.10
    Up 200                                 4.75          -2.88           3.68
    Up 300                                 6.95          -4.26           6.08

Liquidity Risk

  Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $14.0 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $95.5 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $70.8 million of federal agency securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.


Capital Adequacy

  As of September 30, 1998 the Corporation's leverage ratio was 9.86% compared to 9.68% at December 31, 1997.

  At September 30, 1998 the Corporation's total capital, which includes Tier II capital, was 17.26% compared to 17.10% at December 31, 1997. These amounts exceed minimum regulatory capital requirements.


Year 2000

  The Year 2000 problem concerns the inability of information systems to properly recognize and process date sensitive information beginning on December 31, 1999. The Corporation has developed a Year 2000 team responsible for ensuring that its IT-systems, software, and non-IT systems are Year 2000 compliant in time to minimize any significant detrimental effects on operations and service to its customers.

  The Corporation is currently in the validation stage of a five step Year 2000 program. The awareness, assessment, and renovation steps have been completed for all mission critical applications. The validation stage includes the necessary software and hardware testing that is required as well as ongoing discussions with vendors and customers on the success of their validation efforts. The testing of the mission critical hardware and software began on September 1, 1998 and will be completed by the end of 1998. The Corporation utilizes Fiserv-CBS software for processing all of its core applications. Testing is underway to ensure these applications will be year 2000 compliant.

  The Corporation is in the process of corresponding with its major commercial loan customers and major suppliers and vendors to assess the credit risk related to the Year 2000 problem as well as the risk of business interruption. The majority of the Corporation's non-IT related systems have been assessed as Year 2000 compliant or are in the final testing phase which will be completed by June 30, 1999.

  The total estimated cost related to the Year 2000 issue, including the cost of replacing equipment is $760,000. Total incremental cost incurred through September 30, 1998 is approximately $100,000. The Corporation does not expect that the cost relating to the Year 2000 project will have a material effect on the results of its operations or financial condition.

  The above expectations are subject to inherent uncertainties of the Year 2000 problem including the readiness of third-party suppliers and regulatory agencies that the Corporation depends upon to meet customers needs. The failure to correct a material problem could result in an interruption or failure of normal business activities or operations. Such failures could materially affect the Corporation's ability to meet customers needs and ultimately affect its results of operations and financial condition. The Corporation believes that with the successful completion of its Year 2000 program, the possibility of significant interruptions will be reduced.

  Concurrently with the Year 2000 program described above, the Corporation is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the year 2000 problem and is estimating the costs for such plans. Contingency plans may include increasing cash in vault, ordering extra forms/supplies, increasing the allowance for loan loss allocation for year 2000 credit risk, establishing trigger dates for activating alternative solutions/vendors, identifying possible alternative vendors, preparing for some manual preparation of checks, forms, etc. , and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

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

                                                 FIRST FINANCIAL CORPORATION
                                                         (Registrant)


Date: November 13, 1998                            By       (Signature)
                                                 Donald E. Smith, President


Date: November 13, 1998                            By       (Signature)
                                                 John W. Perry, Secretary


Date: November 13, 1998                            By       (Signature)
                                                 Michael A. Carty, Treasurer