Form 10-K405
period 1998-12-31
FIRST FINANCIAL CORP /IN/
filed 1999-03-24
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission file number
    December 31, 1998                                             0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        INDIANA                                                    35-1546989
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)


One First Financial Plaza                                               47807
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

     As of January 31, 1999 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $247,314,761. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 1999--7,100,061 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

   Portions of the 1998 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 21, 1999 are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX



                                                                                                                        PAGE
                                                                                                                        ----
PART I
     Item 1     Business ............................................................................................    2

     Item 2     Properties ..........................................................................................    2

     Item 3     Legal Proceedings ...................................................................................    2

     Item 4     Submission of Matters to a Vote of Security Holders .................................................    2

PART II

     Item 5     Market for Registrant's Common Stock and Related Stockholder Matters ................................    3

     Item 6     Selected Financial Data .............................................................................    3

     Item 7     Management's Discussion and Analysis of Financial Conditions and Results of Operations ..............    3

     Item 8     Financial Statements and Supplementary Data .........................................................    3

     Item 9     Changes in and Disagreement with Accountants on Accounting and Financial Disclosures ................    3


PART III

     Item 10    Directors and Executive Officers of Registrant ......................................................    3

     Item 11    Executive Compensation ..............................................................................    3

     Item 12    Security Ownership of Certain Beneficial Owners and Management ......................................    3

     Item 13    Certain Relationships and Related Transactions ......................................................    3

PART IV

     Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................................    4

                Signatures ..........................................................................................    5


                                     PART I

ITEM 1.    BUSINESS

   First Financial Corporation became a multi-bank holding company in 1984. For more information on the Bank's business, please refer to the following sections of the 1998 Annual Report to Shareholders:

   1. Description of bank services, affiliations, number of employees, and competition, on page 29.
   2. Information regarding supervision of the Bank, on page 14.
   3. Details regarding competition, on page 29.

ITEM 2.    PROPERTIES

    First Financial Corporation (the Corporation) is located in a four-story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank. This bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings. One of the branch buildings is a single-story 44,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011, December 31, 2003, June 30, 2002, September 1, 2001, and June 30,
1999.

   Facilities of the Corporation's subsidiary, First State Bank, include branches in Clay City and Poland, Indiana and two branch facilities in Brazil, Indiana including the main office. The buildings are held in fee by First State.

   Facilities of the Corporation's subsidiary, First Citizens State Bank of Newport, include its main office in Newport, Indiana and three branch facilities in Cayuga and Clinton, Indiana. All four buildings are held in fee by First Citizens.

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

   Facilities of the Corporation's subsidiary, First Parke State Bank, include its main office in Rockville, Indiana and three branch facilities in Marshall, Montezuma and Rosedale, Indiana. All four buildings are held in fee by First Parke.

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

   The facility of the Corporation's subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is held in fee by The Morris Plan Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

   See "Market and Dividend information" on page 40 of the 1998 Annual Report.

ITEM 6.     SELECTED FINANCIAL DATA

   See "Five Year Comparison of Selected Financial Data" on page 9 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   See "Management's Discussion and Analysis" on pages 29 through 38 of the 1998 Annual Report to Shareholders.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See "Consolidated Balance Sheets" on page 10, "Consolidated Statements of Income" on page 11, "Consolidated Statements of Shareholders Equity" on page 12, "Consolidated Statements of Cash Flows" on page 13, and "Notes to Consolidated Financial Statement" on pages 14-27. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 28.
Statistical disclosure by Bank Holding Company include the following information:

   1. "Volume/Rate Analysis," on page 30.
   2. "Loan Portfolio," on page 32.
   3. "Allowance for Possible Loan Losses," on page 33.
   4. "Under-Performing Loans," on page 34.
   5. "Deposits," on page 35.
   6. "Short-Term Borrowings," on page 35.
   7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 39.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   See pages 2 through 4 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

   See pages 4 through 6 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See pages 9 through 10 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See "Certain Relationships" on page 3, and "Transactions with Management" on page 7 of the Annual Proxy Statement of First Financial Corporation.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

            Consolidated Balance Sheets--December 31, 1998 and 1997

            Consolidated Statements of Income--Years ended December 31, 1998, 1997, and 1996

            Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flow--Years ended December 31, 1998, 1997 and 1996

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

                                          First Financial Corporation



                                          /s/ Michael A. Carty
                                          --------------------------------------
                                          Michael A. Carty, Treasurer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                          Date: March 16, 1999