Form 10-Q
period 1999-03-31
FIRST FINANCIAL CORP /IN/
filed 1999-05-14
CIK 714562

FORM 10-Q


                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C. 20549

                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934

                                          FIRST FINANCIAL CORPORATION

                                               March  31 , 1999





                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C.  20549


                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31,  1999

Commission File Number 0-16759

                                          FIRST FINANCIAL CORPORATION
                          (Exact name of registrant as specified in its charter)

                      INDIANA                                        35-1546989
        (State or other jurisdiction                         (I.R.S. Employer
        Incorporation or organization)                       Identification No.)

        One First Financial Plaza, Terre Haute, IN      47807
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

As of March 31, 1999 were outstanding 6,975,219 shares without par value, of the registrant.

                                         FIRST FINANCIAL CORPORATION

                                                   FORM 10-Q

                                                     INDEX


PART I.  Financial Information                                          Page No.

            Item 1.   Financial Statements:


                    Consolidated Statements of Condition.... ...............3

                    Consolidated Statements of Income.......................4

                    Consolidated Statements of Shareholders
                      Equity and Comprehensive Income.......................5

                    Consolidated Statements of Cash Flows...................6

                    Notes to Consolidated Financial Statements..............7

            Item 2.   Management s Discussion and Analysis of
                                 Financial Condition and Results
                                   of Operations............................9

PART II.   Other Information:



Signatures.................................................................14

                                                  FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CONDITION
                                                                                      March, 31       December, 31
                                                                                        1999              1998
                                                                                     (Unaudited)
                                                                                            (Amounts in thousands)
ASSETS
Cash and due from banks                                                               $46,209           $54,877
Federal funds sold and securities purchased under agreement to resell                  27,410               450
Investments, available-for-sale                                                       594,833           633,365
Loans:
  Commercial, financial and agricultural                                              232,420           233,080
  Real estate - construction                                                           34,908            32,880
  Real estate - mortgage                                                              641,868           636,615
  Installment                                                                         205,329           205,251
  Lease financing                                                                       5,656             5,825
                                                                                    1,120,181         1,113,651
  Less:
    Unearned income                                                                     1,818             1,886
    Allowance for loan losses                                                          17,390            16,429
                                                                                    1,100,973         1,095,336
Accrued interest receivable                                                            12,718            14,704
Premises and equipment, net                                                            24,561            24,426
Other assets                                                                           27,330            26,594
           TOTAL ASSETS                                                            $1,834,034        $1,849,752

           LIABILITIES AND SHAREHOLDERS  EQUITY
Deposits:
  Noninterest-bearing                                                                $145,123          $148,747
  Interest-bearing:
    Certificates of deposit of $100,000 or more                                       199,690           196,773
    Other interest-bearing deposits                                                   895,467           914,845
                                                                                    1,240,280         1,260,365
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                                80,736           100,571
  Treasury tax and loan open-end note                                                   2,429             3,061
  Advances from Federal Home Loan Bank                                                202,118           185,930
                                                                                      285,283           289,562
  Other liabilities                                                                    19,225            21,504
  Long-term debt                                                                        6,613             6,619
  Long-term advances from Federal Home Loan Bank                                      105,353            89,519
           TOTAL LIABILITIES                                                        1,656,754         1,667,569

Shareholders  equity:
 Common stock, $.125 stated value per share;
  authorized 10,000,000 shares; issued and outstanding                                    903               903
  7,225,483 shares for 1998 and 1999 including treasury shares of
  91,093 in 1998 and 250,264 in 1999
  Additional capital                                                                   66,680            66,680
  Retained earnings                                                                   115,558           110,566
  Accumulated other comprehensive income:
   Unrealized gains on investments, net of tax                                          5,988             8,123
  Less: Treasury shares at cost                                                       -11,849            -4,089
            TOTAL SHAREHOLDERS EQUITY                                                 177,280           182,183
            TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                              $1,834,034        $1,849,752
The accompanying notes are an integral part of the consolidated financial statements.

                                                  FIRST FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                                        Three Months Ended
                                                                                              March 31
                                                                                        1999            1998
                                                                                            (Unaudited)
                                                                                       (Amounts in thousands,
                                                                                        except per share data)
 INTEREST INCOME:

  Loans                                                                                 $23,434        $22,604
  Investment securities:
         Taxable                                                                          6,999          6,613
         Tax-exempt                                                                       1,999          1,964
                                                                                          8,998          8,577
 Other interest income                                                                      334            298
     TOTAL INTEREST INCOME                                                               32,766         31,479

 INTEREST EXPENSE:
     Deposits                                                                            11,431         12,191
     Other                                                                                4,852          3,883
         TOTAL INTEREST EXPENSE                                                          16,283         16,074

         NET INTEREST INCOME                                                             16,483         15,405

         Provision for loan losses                                                        1,482          1,407

         NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                                                   15,001         13,998
 OTHER INCOME
     Trust department income                                                                737            582
     Service charges on deposit  accounts                                                   301            320
     Other service charges and fees                                                       1,116          1,080
     Investment securities gains                                                             24            352
     Other                                                                                  669            282
                                                                                          2,847          2,616
 OTHER EXPENSES
     Salaries and employee benefits                                                       6,064          5,994
     Occupancy expense                                                                      735            704
     Equipment expense                                                                      883            818
     Other                                                                                3,203          2,990
                                                                                         10,885         10,506

         INCOME BEFORE INCOME TAX
           EXPENSE                                                                        6,963          6,108
 Income Tax Expense                                                                       1,971          1,608
         NET INCOME                                                                     $ 4,992        $ 4,500

 BASIC EARNINGS PER SHARE                                                                 $0.71         $ 0.62

 Weighted average number of
  shares outstanding                                                                      7,046          7,225


The accompanying notes are an integral part of the consolidated financial statements.

                                                         FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                                           AND COMPREHENSIVE INCOME
                                                              Three Months Ended
                                                            March 31, 1999 and 1998

                                                                                           Accumulated
                                                                                              Other
 (Dollar amounts in thousands,                Common      Additional      Retained        Comprehensive      Treasury
     except per share data)                    Stock       Capital        Earnings           Income          Stock             Total
Balance, January 1, 1999                       $903         $66,680        $110,566            $8,123        $- 4,089      $182,183
Comprehensive income:
     Net income                                                               4,992                                           4,992
     Other comprehensive income,
      net of tax:
        Change in unrealized gains on securities,
        net of tax of $-1,141                                                                  -2,119                        -2,119
     Less: reclassification adjustment
            for gains included in net
            income, net of tax of $-9                                                          -   16                       -    16
     Total comprehensive income                                                                                               2,857


Treasury stock purchase                                                                                         - 7,760      -7,760
                                                ____________________________________________________________________________________
Balance, March 31, 1999                          $903       $66,680        $115,558            $5,988          $-11,849    $177,280


Balance, January 1, 1998                         $877       $59,787        $ 98,046            $6,770                 -    $165,480
Comprehensive income:
     Net income                                                               4,500                                           4,500
     Other comprehensive income,
      net of tax:
        Change in unrealized gains on securities,
        net of tax of $-281                                                                      -522                          -522
     Less: reclassification adjustment
            for gains included in net
            income, net of tax of $-123                                                          -229                          -229
     Total comprehensive income                                                                                               3,749
      Issurance of shares for
      Morris Plan acquisition                      26         6,893                                                           6,919
                                                 ___________________________________________________________________________________
Balance, March 31, 1998                          $903       $66,680         $102,546           $6,019         $       -    $176,148

                                                  FIRST FINANCIAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                               March  31,
                                                                                          1999           1998
                                                                                               (Unaudited)
                                                                                        (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $4,992         $4,500
Adjustment to reconcile net income to net cash
 provided by operating activities:
  Net amortization of discounts on investments                                            -375           -421
  Provision for loan losses                                                              1,482          1,407
  Investment gains                                                                         -24           -352
  Provision for depreciation and amortization                                              703            637
  Provision for deferred income taxes                                                     -397            273
  Net decrease in accrued interest receivable                                            1,986            815
  Other, net                                                                             1,445            156
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                             9,812          7,015

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales and maturities of available-for-sale securities                                  100,905         87,284
Purchases of available-for-sale securities                                             -65,032       -105,125
Loans made to customers, net of repayments                                              -7,034         -6,328
Net increase in federal funds sold                                                     -26,960         -9,520
Additions to premises and equipment                                                       -909           -598
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        970        -34,287

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase from sales and
 redemptions of certificates of deposit                                                 -8,172         61,528
Net decrease in other deposits                                                         -11,913        -40,057
Net (decrease) increase in short-term borrowings                                        -4,279         13,673
Cash dividends                                                                          -3,154         -2,740
Purchase of treasury stock                                                              -7,760              0
Net increase (decrease) in long-term debt and advances                                  15,828           -689
  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                     -19,450         31,715

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  -8,668          4,443
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          54,877         54,285

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $46,209        $58,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             $16,327        $15,537

  Income taxes paid                                                                      $ 721           $531
The accompanying notes are an integral part of the consolidated financial statements.

                                          FIRST FINANCIAL CORPORATION
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying March 31, 1999 and 1998 consolidated financial statements are unaudited. The December 31, 1998 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1998 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1998 annual report.

1. The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature.

     Effective January 1, 1998, the Corporation adopted Statement of Financial
Accounting Standards (SFAS) No. 130,  Reporting Comprehensive Income.   SFAS No.
130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes a new framework for segment reporting. The Corporation adopted SFAS No. 131 in 1998 and determined that it has only one segment of reporting as presented in the consolidated balance sheets and statements of income. The Corporation does not have significant revenues from external customers domiciled outside of the United States or places significant reliance on major customers. As many of the assets of the Corporation are used for the various products and services provided to customers, an allocation of revenues and expenses for each major product or service is considered impracticable to determine for each period ended.

     SFAS No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, was adopted by the Corporation in 1998. This statement does not change the measurement or recognition of the benefit plans, but it standardizes the disclosure requirements for pensions and other postretirement benefits.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, which will be adopted by the Corporation in 2000, is not anticipated to have a material impact on the Corporation's financial position or results of operations.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral.

The following table summarizes impaired loan information.

                                                                                      (000's)
                                                                                      March 31,
                                                                                  1999         1998
Impaired loans with related allowance for loan losses calculated under
 SFAS No. 114...............................................................    $3,033       $1,440

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

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

3.  Investments
     The cost and fair value of the Corporation s investments at March 31, 1999 are shown below. All investments are classified as available-for-sale.

                                                                                    (000's)
                                                                                 March 31, 1999
                                                                     Amortized Cost            Fair Value
 Available-For-Sale:
  United States Government                                               $182,990                  $184,058
  United States Government Agencies                                       204,658                   205,414
  State and Municipal                                                     151,514                   157,274
  Other                                                                    48,094                    48,087
                                                                         $587,256                  $594,833


4.  Changes in Shareholders  Equity

Under the Corporation s common stock repurchase program announced in September 1998, the Corporation has repurchased 250,264 shares as of March 31, 1999 compared to 91,903 shares as of December 31, 1998.

In March 1998, the Corporation completed it s acquisition of The Morris Plan Company of Terre Haute, which was accounted for using the purchase method and resulted in goodwill of $2.4 million.

                                          FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 1998.

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

                                         Summary of Operating Results


     Net income of $5.0 million was up 10.9% from the $4.5 million reported in 1998. Basic earnings per share was up 14.5% from the $.62 reported in the first quarter of 1998 to $.71 per share for the same period in 1999.

     The increased earnings are the result of a 7.0% increase in net interest income and an 8.8% increase in non-interest income over the same period for 1998.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Net interest income increased to $16.5 million in the first three months of 1999 from $15.4 million in the same period of 1998 due to an increase in earning asset volume while the net interest margin decreased to 4.08% in 1999 from 4.18% in the same period of 1998. This decrease resulted from a shift in the deposit mix to higher cost deposit products.

   Other Income

     Other income for the three month period ending March 31, 1999, as compared to the same period of 1998 increased $.2 million or 8.8%. Trust department income and other income increased to $.7 million and $.7 million or 26.6% and 137.2% respectively compared to the same period of 1998. The main reason for the increase of other income is the result of realized gains from the sale of other real estate owned and the sale of mortgage loans in the secondary market for $.2 million and $.1 million, respectively.

     These increases were partially offset by the reduction in realized gains from investments sales of $.3 million.

Other Expenses

     Other expenses for the first three months of 1999, as compared to the same period of 1998, increased to $10.9 million from $10.5 million. Most categories of other expenses increased due to overall growth.

Allowance for Loan Losses


    The Corporation s provision for loan losses increased to $1.5 million for the first three months of 1999 compared to $1.4 million in the same period of 1998.

   At March 31, 1999, the allowance for loan losses was 1.55% of net loans. This compares with an allowance of 1.48% at December 31, 1998. Net chargeoffs for the first three months of 1999 were $.5 million compared to $.7 million for the same period of 1998. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1998, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $17.4 million at March 31, 1999 is adequate.


Underperforming Assets

     Underperforming assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract. A summary of underperforming assets at March 31, 1999 and December 31, 1998 follows:

                                                               (000')                      (000')
                                                          March 31, 1999             December 31, 1998
Nonaccrual loans and leases                                $ 4,153                       $  4,103
Renegotiated loans and leases                                1,058                             70
Land sold on contract and others                             1,957                          1,914
   Total non-performing assets                             $ 7,168                       $  6,087

Ninety days past due loans and leases                        6,399                          8,184
   Total underperforming assets                            $13,567                       $ 14,271

Ratio of the allowance for loan losses
 as a percentage of non-performing assets                      243%                           270%
Ratio of the allowance for loan losses
 as a percentage of underperforming assets                     128%                           115%






















     The following loan categories comprise significant components of the under-performing loans at March 31, 1999 and December 31, 1998.

Non-Accrual Loans:

                                                  (000's)                                   (000's)
                                              March 31, 1999                          December 31, 1998
       1-4 family residential                 $ 2,004     48%                          $ 1,927     47%
       Commercial loans                         1,275     31                               587     14
       Installment loans                          849     20                               879     22
       Other, various                              25      1                               710     17
                                               $4,153    100%                           $4,103    100%
Past due 90 days or more:

       1-4 family residential                  $3,487     55%                           $3,456     42%
       Commercial loans                           589      9                             2,963     36
       Installment loans                        1,985     31                               590      7
       Other, various                             338      5                             1,175     15
                                               $6,399    100%                           $8,184    100%

     There are no material industry concentrations within the underperforming loans.

     In addition to the above Underperforming loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At
March 31, 1999 the Corporation had $1.9 million of these loans which are still in accrual status.

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

     The table below shows the Corporation's estimated earnings sensitivity profile as of March 31, 1999. Given a 100 basis point increase in rates, net interest income would decrease 3.83% over the next 12 months and decrease 4.27% over the next 24 months. A 100 basis point decrease would result in a 1.20% increase in net interest income over the next 12 months and a .88% increase over the next 24 month periods. These estimates assume all rates changed overnight and management took no action as a result of this change.


Basis Point                             Percentage Change in Net Interest Income
Interest Rate Change                    12 months      24 months      36 months
Down 300                                   -.84%         -1.63%         -9.26%
Down 200                                   1.44            .86          -4.24
Down 100                                   1.20            .88          -1.72
Up 100                                    -3.83         - 4.27          -1.95
Up 200                                    -7.66          -8.24          -3.37
Up 300                                   -11.69         -12.32          -4.60





      The Corporation uses products which contain options, most notably callable agency securities and putable Federal Home Loan Bank advances. The securities pay a premium rate and the advances charge a discounted rate in exchange for the option. Therefore, there is a benefit to current income by using these products. Typical rate shock analysis does not reflect management s ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $16.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $88.6 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $27.0 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.


Capital Adequacy

     As of March 31, 1999 the Corporation's leverage ratio was 9.24% compared to 9.51% at December 31, 1998.

     At March 31, 1999 the Corporation's total capital, which includes Tier II capital, was 16.61% compared to 16.29% at December 31, 1998. These amounts exceed minimum regulatory capital requirements.

Year 2000

     The Year 2000 problem concerns the inability of information systems to properly recognize and process date sensitive information beginning on December 31, 1999. The Corporation has developed a Year 2000 team responsible for ensuring that its information technology (IT) systems and software, and non-IT systems are Year 2000 compliant in time to minimize any significant detrimental effects on operations and service to its customers.

     The Corporation is currently in the validation stage of a five step Year 2000 program. The awareness, assessment and renovation steps have been completed for all mission critical applications. The validation stage includes the necessary software and hardware testing that is required as well as ongoing discussions with vendors and customers on the success of their validation efforts. The Corporation utilizes Fiserv-CBS software for processing all of its core applications. The testing of this software began on September 1, 1998, and was substantially completed by the end of 1998. Currently the Corporation is focusing on maintaining the internal core processing system s readiness and will be continuing the effort until the Year 2000. In addition, the Corporation will continue to manage third party system relationships, update disaster recovery and contingency plans, and will also continue to test secondary computer systems. The Corporation is confident that the remainder of the systems Year 2000 testing will be substantially completed by June 30, 1999.

      The Corporation is in the process of corresponding with its major commercial loan customers and major suppliers and vendors to assess the credit risk related to the Year 2000 problem as well as the risk of business interruption. The majority of the Corporation s non-IT related systems have been assessed as Year 2000 compliant or are in the final testing phase which will be completed by June 30, 1999.

     The total estimated cost related to the Year 2000 issue, including the cost of replacing equipment is $615,000. Total incremental cost incurred through March 31, 1999 is approximately $400,000. The Corporation does not expect that the cost relating to the Year 2000 project will have a material effect on the results of its operations or financial condition.

     The above expectations are subject to inherent uncertainties of the Year 2000 problem, including the readiness of third-party suppliers and regulatory agencies that the Corporation depends upon to meet customers needs. The failure to correct a material problem could result in an interruption or failure of normal business activities or operations. Such failures could materially affect the Corporation s ability to meet customers needs and ultimately affect its results of operations and financial condition. The Corporation believes that with the successful completion of its Year 2000 program, the possibility of significant interruptions will be reduced.

     Concurrently with the Year 2000 program described above, the Corporation is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the year 2000 problem and is estimating the costs for such plans. Contingency plans may include increasing cash in vault, ordering extra forms/supplies, increasing allowance for loan loss allocation for year 2000 credit risk, establishing trigger dates for activating alternative solutions/vendors, identifying possible alternative vendors, preparing for some manual preparation of checks, forms, etc. , and other appropriate measures. Once developed, contingency plans and related cost estimates are being continually refined as information becomes available.

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

                                                FIRST FINANCIAL CORPORATION
                                                       (Registrant)




Date: May 14, 1999                              By        (Signature)
                                                Donald E. Smith, President




Date: May 14, 1999                              By       (Signature)
                                                John W. Perry, Secretary




Date: May 14, 1999                              By       (Signature)
                                                Michael A. Carty, Treasurer