Form 10-Q
period 1999-06-30
FIRST FINANCIAL CORP /IN/
filed 1999-08-13
CIK 714562

FORM 10-Q


                              SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                 SECURITIES EXCHANGE ACT OF 1934

                                   FIRST FINANCIAL CORPORATION

                                          June 30, 1999

                               SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C.  20549


                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1999

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

As of June 30, 1999 were outstanding 6,975,219 shares without par value, of the registrant.

                                         FIRST FINANCIAL CORPORATION

                                                   FORM 10-Q

                                                     INDEX


PART I.  Financial Information                                         Page No.

            Item 1.   Financial Statements:


                 Consolidated Statements of Condition.........................3

                 Consolidated Statements of Income............................4

                 Consolidated Statements of Shareholders Equity and
                   Comprehensive Income.......................................5

                 Consolidated Statements of Cash Flows........................7

                 Notes to Consolidated Financial Statements...................8

            Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........9

PART II.   Other Information:

            Item 4.  Submission of Matters to a Vote of
                        Security Holders.....................................15

            Signatures............................ ..........................16

                                  FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CONDITION
                                                                       June, 30         December, 31
                                                                         1999               1998
                                                                      (Unaudited)
            ASSETS                                                         (Amounts in thousands)
Cash and due from bank                                                    $63,981           $54,877
Federal funds sold and securities purchased under agreement to resell         350               450
Investments, available-for-sale                                           582,854           633,365
Loans:
  Commercial, financial and agricultural                                  239,147           233,080
  Real estate - construction                                               38,436            32,880
  Real estate - mortgage                                                  658,235           636,615
  Installment                                                             213,707           205,251
  Lease financing                                                           5,516             5,825
                                                                        1,155,041         1,113,651
 Less:
   Unearned income                                                          1,891             1,886
   Allowance for loan losses                                               17,786            16,429
                                                                        1,135,364         1,095,336
Accrued interest receivable                                                14,207            14,704
Premises and equipment, net                                                24,162            24,426
Other assets                                                               25,163            26,594
           TOTAL ASSETS                                                $1,846,081        $1,849,752

           LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
  Noninterest-bearing                                                    $143,829          $148,747
  Interest-bearing:
    Certificates of deposit of $100,000 or more                           227,641           196,773
    Other interest-bearing deposits                                       895,478           914,845
                                                                        1,266,948         1,260,365
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase                                    66,206           100,571
  Treasury tax and loan open-end note                                       6,147             3,061
  Advances from Federal Home Loan Bank                                    207,086           185,930
                                                                                                         279,439           289,562
Other liabilities                                                          15,789            21,504
Long-term debt                                                              6,612             6,619
Long-term advances from Federal Home Loan Bank                            105,225            89,519
           TOTAL LIABILITIES                                            1,674,013         1,667,569

Shareholders equity:
Common stock, $.125 stated value per share;
  authorized 10,000,000 shares; issued and outstanding                        903               903
  7,225,483 shares for 1998 and 1999 including treasury shares of
  91,093 in 1998 and 250,264 in 1999
Additional capital                                                         66,680            66,680
Retained earnings                                                         117,875           110,566
Accumulated other comprehensive income (loss):
  Unrealized gains (losses) on investments, net of tax                     -1,541             8,123
Less: Treasury shares at cost                                             -11,849            -4,089
           TOTAL SHAREHOLDERS EQUITY                                      172,068           182,183
           TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                   $1,846,081        $1,849,752
The accompanying notes are an integral part of the consolidated financial statements.



                                                  FIRST FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                1999          1998          1999         1998
                                              Unaudited    Unaudited     Unaudited    Unaudited
                                               (Amounts in thousands, except per share amounts)
INTEREST INCOME:
  Loans                                         $23,681      $23,151       $47,115      $45,755
  Investment securities:
    Taxable                                       7,226        6,659        14,225       13,272
    Tax-exempt                                    2,030        2,072         4,029        4,036
                                                  9,256        8,731        18,254       17,308
Other interest income                               148          224           482          522
  TOTAL INTEREST INCOME                          33,085       32,106        65,851       63,585

INTEREST EXPENSE:
  Deposits                                       11,225       12,885         22,656      25,076
  Other                                           5,103        3,700          9,955       7,583
    TOTAL INTEREST EXPENSE                       16,328       16,585         32,611      32,659

    NET INTEREST INCOME                          16,757       15,521         33,240      30,926

  Provision for
    loan losses                                   1,078        1,549          2,560       2,956

    NET INTEREST INCOME AFTER
      PROVISION FOR
      LOAN LOSSES                                15,679       13,972         30,680      27,970

OTHER INCOME
  Trust income                                      589          503          1,326       1,085
  Service Charges on deposit
    accounts                                        319          325            620         645
  Other service charges and fees                  1,371        1,184          2,487       2,264
  Investment securities gains                       133           39            157         391
  Other                                             512          274          1,181         556
                                                  2,924        2,325          5,771       4,941
OTHER EXPENSES
  Salaries and employee benefits                  6,195        5,983         12,259      11,977
  Occupancy expense                                 731          684          1,466       1,388
  Equipment expense                                 865          830          1,748       1,648
  Other                                           3,203        3,200          6,406       6,190
                                                 10,994       10,697         21,879      21,203

    INCOME BEFORE INCOME TAXES                    7,609        5,600         14,572      11,708
Income Tax Expense                                2,223        1,430          4,194       3,038
    NET INCOME                                   $5,386       $4,170        $10,378      $8,670

PRIMARY EARNINGS PER SHARE                        $0.77        $0.58          $1.48       $1.20

Weighted average number of
  shares outstanding                              6,975        7,217          7,010       7,221


The accompanying notes are an integral part of the consolidated financial statements.

                                                         FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
                                                          AND COMPREHENSIVE INCOME
                                                              Six Months Ended
                                                           June 30, 1999 and 1998
                                                                               Accumulated
                                                                                   Other
(Dollar amounts in thousands,         Common      Additional     Retained      Comprehensive     Treasury
   except per share data)             Stock        Capital       Earnings          Income          Stock           Total
Balance, January 1, 1999                $903       $66,680        $110,566          $8,123       $- 4,089       $182,183
Comprehensive income:
  Net income                                                        10,378                                        10,378

  Other comprehensive income,
    net of tax:
      Change in unrealized gains on securities,
      net of tax of $-5,090                                                         -9,453                        -9,453
  Less: reclassification adjustment
    for gains included in net
    income, net of tax of $-113                                                      - 211                        -  211
  Total comprehensive income                                                                                         714

Cash Dividends, $.44 per share                                     -3,069                                         -3,069
Treasury stock purchase                                                                           - 7,760         -7,760
                                      __________________________________________________________________________________
Balance, June 30, 1999                  $903       $66,680       $117,875          $-1,541       $-11,849       $172,068


Balance, January 1, 1998                $877       $59,787       $ 98,046           $6,770              -       $165,480
Comprehensive income:
     Net income                                                     8,670                                          8,670
     Other comprehensive income,
      net of tax:
        Change in unrealized gains on securities,
        net of tax of $ 276                                                            512                           512
     Less: reclassification adjustment
            for gains included in net
            income, net of tax of $-137                                              - 254                          -254
     Total comprehensive income                                                                                    8,928
      Issuance shares for
      Morris Plan acquisition             26         6,893                                                         6,919

 Cash Dividends, $.40 per share                                    -2,884                                         -2,884
 Treasury stock purchase                                                                             -780         -  780
                                      __________________________________________________________________________________
Balance, June 30, 1998                  $903       $66,680       $103,832           $7,028     $     -780       $177,663


The accompanying notes are an integral part of the consolidated financial statements.


                                                         FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
                                                          AND COMPREHENSIVE INCOME
                                                            Three Months Ended
                                                           June 30, 1999 and 1998
                                                                                 Accumulated
                                                                                    Other
(Dollar amounts in thousands,           Common      Additional      Retained    Comprehensive    Treasury
   except per share data)                Stock        Capital       Earnings        Income        Stock           Total
Balance, April  1, 1999                   $903       $66,680        $115,558         $5,988      $- 11,849      $177,280
Comprehensive income:
     Net income                                                        5,386                                       5,386

     Other comprehensive income,
      net of tax:
        Change in unrealized gains on securities,
        net of tax of $-3,949                                                        -7,334                       -7,334
     Less: reclassification adjustment
            for gains included in net
            income, net of tax of $-104                                               - 195                        - 195
     Total comprehensive income                                                                                   -2,143

Cash Dividends, $.44 per share                                        -3,069                                      -3,069

                                          ______________________________________________________________________________
Balance, June 30, 1999                    $903       $66,680        $117,875        $-1,541       $-11,849      $172,068

Balance, April 1, 1998                    $903       $66,680        $102,546         $6,019              -      $176,148
Comprehensive income:
     Net income                                                        4,170                                       4,170
     Other comprehensive income,
      net of tax:
        Change in unrealized gains on securities,
        net of tax of $ 557                                                           1,034                        1,034
     Less: reclassification adjustment
            for gains included in net
            income, net of tax of $-13                                                 - 25                          -25
     Total comprehensive income                                                                                    5,179

 Cash Dividends, $.40 per share                                       -2,884                                      -2,884
 Treasury stock purchase                                                                              -780         - 780

                                         _______________________________________________________________________________
Balance, June 30, 1998                    $903       $66,680        $103,832         $7,028         $ -780       177,663


The accompanying notes are an integral part of the consolidated financial statements.

                                   FIRST FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                    June 30,
                                                               1999         1998
                                                                (Unaudited)
                                                        (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $10,378         $8,670
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Net amortization of discounts on investments                -133           -706
Provision for loan losses                                      2,560          2,956
    Investment gains                                            -157           -391
    Provision for depreciation and amortization                1,358          1,228
    Provision for deferred income taxes                         -919            273
    Net decrease (increase) in accrued interest receivable       497           -481
    Other, net                                                 3,861           -847
      NET CASH PROVIDED BY OPERATING ACTIVITIES               17,445         10,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales and maturities of available-for-sale securities        156,101        146,026
Purchases of available-for-sale securities                  -121,925       -178,689
Loans made to customers, net of repayments                   -42,602        -23,463
Net decrease in federal funds sold                               100            680
Additions to premises and equipment                           -1,260           -929
      NET CASH USED BY INVESTING ACTIVITIES                   -9,586        -56,375

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase from sales and
  redemptions of certificates of deposit                      12,624         80,492
Net decrease in other deposits                                -6,041        -36,818
Net (decrease) increase in short-term borrowings             -10,114          6,053
Cash dividends                                                -3,154         -2,740
Purchase of treasury stock                                    -7,760           -780
Net increase in long-term debt and advances                   15,690          4,145
      NET CASH PROVIDED BY FINANCING ACTIVITIES                1,245         50,352

      NET INCREASE IN CASH AND CASH EQUIVALENTS                9,104          4,679
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            54,877         54,285

      CASH AND CASH EQUIVALENTS, END OF PERIOD               $63,981        $58,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                   $33,140        $32,190

  Income taxes paid                                           $5,267         $3,689

The accompanying notes are an integral part of the consolidated financial statements.

                                      FIRST FINANCIAL CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying June 30, 1999 and 1998 consolidated financial statements are unaudited. The December 31, 1998 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1998 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1998 annual report.

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

The following table summarizes impaired loan information.

                                                           (000's)
                                                           June 30
                                                      1999         1998

Impaired loans with related allowance for loan
  losses calculated under SFAS No. 114..........    $2,902        $ 993

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

3.  Investments
     The cost and fair value of the Corporation's investments at June 30, 1999 are shown below. All investments are classified as available-for-sale.

                                                         (000's)
                                                      June 30, 1999
                                              Amortized Cost      Fair Value

Available-For-Sale:
  United States Government                       $193,185          $189,907
  United States Government Agencies               196,153           192,920
  State and Municipal                             155,079           156,360
  Other                                            44,290            43,667
                                                 $588,707          $582,854

4.  Changes in Shareholders' Equity

Under the Corporation's common stock repurchase program announced in September 1998, the Corporation has repurchased 250,264 shares as of June 30, 1999 compared to 91,903 shares as of December 31, 1998.

In March 1998, the Corporation completed its acquisition of The Morris Plan Company of Terre Haute, Inc. (Morris Plan), whose assets total approximately
$38 million. In exchange for all of the outstanding common stock of Morris Plan, the Corporation issued 210,000 shares of its common stock. The acquisition was accounted for using purchase accounting and resulted in goodwill of $2.4 million, which will be amortized over approximately 15 years.

                                          FIRST FINANCIAL CORPORATION


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All amounts are for the consolidated entities. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation's annual report for 1998.

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


                                         Summary of Operating Results


    The Corporation reported record earnings for the six month and three month periods ended June 30, 1999. Net income for the six months ended June 30, 1999 was $10.4 million, a 19.7% increase above the same period of 1998. Earnings per share of $1.48 for the six month period was 23.3% more than the $1.20 reported in 1998.

    For the three month period ended June 30,1999 net income of $5.4 million was 29.2% higher than the $4.2 million reported in 1998, while the $.77 earnings per share for the second quarter was 32.8% ahead of the previous years' second quarter.

     The major reason for the growth in income, for the six month period , was a 6.4% increase in assets, primarily loans, and a reduction in the efficiency ratio from 55.3% to 52.8%. Earnings per share growth was positively effected by a stock repurchase plan that began in the third quarter of 1998.

Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Although net interest income increased to $33.2 million in the first six months of 1999 from $30.9 million in the same period of 1998, the net interest margin decreased to 4.09% for 1999 from 4.16% in the same period of 1998. This decrease was the result of a lower yield on earning assets in 1999 than in the prior year. The 1999 second quarter net interest income also increased to $16.8 million from $15.5 million for the same quarter of 1998 while the net interest margin decreased to 4.11% for the second quarter of 1999 from 4.14% in the same quarter of 1998.

Other Income

     Other income for the six months of 1999, as compared to the same period of 1998, increased $.8 million or 16.8%. Trust income and other income increased to $1.3 million and $1.2 million or 22.2% and 112.4% respectively, compared to the same period of 1998. The main reasons for the increase of other income are the result of realized gains from the sale of other real estate owned, sale of mortgage loans in the secondary market, and commissions received from the formation of a reinsurance company for $.2 million, $.1 million and $.2 million, respectively. These increases were partially offset by the reduction in realized gains from investment sales of $.2 million.

     Second quarter other income increased to $2.9 million from $2.3 million compared to the same quarter of 1998. This increase is mainly from commissions received from the reinsurance company and gains realized from sales of investment securities for $.2 million, and $.1 million, respectively.

Other Expenses

     Other expenses for the first six months of 1999, as compared to the same period of 1998, increased slightly to $21.9 million from $21.2 million or 3.2%. Most of the components of other expenses increased slightly and no one significant factor contributed to this increase.

     Second quarter other expenses also increased slightly to $11.0 million from $10.7 million or 2.8% for the same quarter of 1998.


Allowance for Loan Losses


    The Corporation's provision for loan losses decreased to $2.6 million from $3.0 million for the first six months of 1999 compared to the same period a year earlier.

    At June 30, 1999, the allowance for loan losses was 1.54% of net loans. This compares with an allowance of 1.48% at December 31, 1998. Net chargeoffs for the first six months of 1999 were $1.2 million compared to $2.0 million for the same period of 1998. This decrease was due to the improvements of overall loan portfolio quality. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1998, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $17.8 million at June 30, 1999 is adequate.


Under-performing Assets

     Under-performing assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract and others. A summary of under-performing assets at June 30, 1999 and December 31, 1998 follows:
                                           (000's)                   (000's)
                                        June 30, 1999          December 31, 1998

Nonaccrual loans and leases                   $ 3,650                  $  4,103
Renegotiated loans and leases                   1,397                        70
Land sold on contract and others                2,210                     1,914
  Total non-performing assets                 $ 7,257                  $  6,087

Ninety days past due loans and leases           7,159                     8,184
  Total under-performing assets               $14,416                  $ 14,271

Ratio of the allowance for loan losses
  as a percentage of non-performing assets        245%                      270%
Ratio of the allowance for loan losses
  as a percentage of under-performing assets      123%                      115%

     The following loan categories comprise significant components of the under-performing loans at June 30, 1999 and December 31, 1998.

Non-Accrual Loans:
                                    (000's)                         (000's)
                                 June 30, 1999                 December 31, 1998
  1-4 family residential         $1,858     51%                   $1,927     47%
  Commercial loans                  992     27                       587     14
  Installment loans                 775     21                       879     22
  Other, various                     25      1                       710     17
                                 $3,650    100%                   $4,103    100%

Past due 90 days or more:

  1-4 family residential         $3,508     49%                   $3,456     42%
  Commercial loans                2,274     32                     2,963     36
  Installment loans                 734     10                       590      7
  Other, various                    643      9                     1,175     15
                                 $7,159    100%                   $8,184    100%


     There are no material industry concentrations within the under-performing loans.

     In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At
June 30, 1999 the Corporation had $2.1 million of these loans which are still in accrual status.

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

     The table below shows the Corporation's estimated earnings sensitivity profile as of June 30, 1999. Given a 100 basis point increase in rates, net interest income would decrease 1.07% over the next 12 months and decrease 4.44% over the next 24 months. A 100 basis point decrease would result in a 1.67% decrease in net interest income over the next 12 months and a 1.35% increase over the next 24 month periods. These estimates assume all rates changed overnight and management took no action as a result of this change.

Basis Point                            Percentage Change in Net Interest Income
Interest Rate Change                    12 months      24 months      36 months
Down 300                                   -6.80%         -0.72%         -7.82%
Down 200                                   -3.85           1.34          -3.46
Down 100                                   -1.67           1.35          -1.12
Up 100                                     -1.07          -4.44          -2.00
Up 200                                     -2.11          -8.59          -3.52
Up 300                                     -2.58         -11.40          -3.27



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

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $11.5 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $71.1 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $5.1 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.


Capital Adequacy

     As of June 30, 1999 the Corporation's leverage ratio was 9.23% compared to 9.51% at December 31, 1998.

     At June 30, 1999 the Corporation's total capital, which includes Tier II capital, was 16.43% compared to 16.29% at December 31, 1998. These amounts exceed minimum regulatory capital requirements.

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

     The Corporation is currently in the validation stage of a five step Year 2000 program. The awareness, assessment and renovation steps have been completed for all mission critical applications. The validation stage includes the necessary software and hardware testing that is required as well as ongoing discussions with vendors and customers on the success of their validation efforts. The Corporation utilizes Fiserv-CBS software for processing all of its core applications. The testing of this software began on September 1, 1998, and was substantially completed by the end of 1998. Currently the Corporation is focusing on maintaining the internal core processing system s readiness and will continue the effort until the Year 2000. In addition, the Corporation will continue to manage third party system relationships, update disaster recovery and contingency plans, and will also continue to test secondary computer systems. The remainder of Year 2000 mission critial testing was completed by June 30, 1999.

      The Corporation is in the process of corresponding with its major commercial loan customers and major suppliers and vendors to assess the credit risk related to the Year 2000 problem as well as the risk of business interruption. The majority of the Corporation s non-IT related systems have been assessed as Year 2000 compliant and the final testing phase was completed by June 30, 1999.

     The total estimated cost related to the Year 2000 issue, including the cost of replacing equipment is $622,000. Total incremental cost incurred through June 30, 1999 is approximately $419,000. The Corporation does not expect that the cost related to the Year 2000 project will have a material effect on the results of its operations or financial condition.

     The above expectations are subject to inherent uncertainties of the Year 2000 problem, including the readiness of third-party suppliers and regulatory agencies that the Corporation depends upon to meet customers needs. The failure to correct a material problem could result in an interruption or failure of normal business activities or operations. Such failures could materially affect the Corporation's ability to meet customers' needs and ultimately affect its results of operations and financial condition. The Corporation believes that with the successful completion of its Year 2000 program, the possibility of significant interruptions will be reduced.

     Concurrently with the Year 2000 program described above, the Corporation has developed contingency plans intended to mitigate the possible disruption in business operations that may result from the year 2000 problem and is estimating the costs for such plans. Contingency plans include increasing cash in vault, ordering extra forms/supplies, increasing allowance for loan loss allocation for year 2000 credit risk, establishing trigger dates for activating alternative solutions/vendors, identifying possible alternative vendors, preparing for some manual preparation of checks, forms, etc., and other appropriate measures. Contingency plans and related cost estimates are being continually refined as information becomes available.

                                          FIRST FINANCIAL CORPORATION

                                           PART II OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual meeting of the shareholders of the Corporation was held on
           April 21, 1999.

(b)      The following were elected Directors of the Corporation for a three year term: B. Guille Cox, Jr., Anton H. George, Gregory L Gibson and John W. Ragle.

(c)      The shareholders unanimously approved the annual report of the
           Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the fiscal year ended December 31, 1998.




-----------------------------------------------------------------------
No other information is required to be filed under Part II of this form.

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

                                                FIRST FINANCIAL CORPORATION
                                                       (Registrant)




Date: August 13, 1999                           By       (Signature)
                                                Donald E. Smith, President


Date: August 13, 1999                           By       (Signature)
                                                John W. Perry, Secretary


Date: August 13, 1999                           By       (Signature)
                                                Michael A. Carty, Treasurer

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

                                               FIRST FINANCIAL CORPORATION
                                                      (Registrant)




Date: August 13, 1999                          By_________________________
                                               Donald E. Smith, President


Date: August 13, 1999                          By_________________________
                                               John W. Perry, Secretary


Date: August 13, 1999                          By_________________________
                                               Michael A. Carty, Treasurer