Form 10-Q
period 1999-09-30
FIRST FINANCIAL CORP /IN/
filed 1999-11-12
CIK 714562

FORM 10-Q


                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C. 20549

                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934

                                          FIRST FINANCIAL CORPORATION

                                              September 30, 1999

                                      SECURITIES AND EXCHANGE COMMISSION

                                            WASHINGTON, D.C.  20549


                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                        SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September  30,  1999

Commission File Number 0-16759

                                      FIRST FINANCIAL CORPORATION
                         (Exact name of registrant as specified in its charter)

                         INDIANA                           35-1546989
               (State or other jurisdiction              (I.R.S. Employer
               Incorporation or organization)            Identification No.)

               One First Financial Plaza, Terre Haute, IN         47807
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

As of September 30, 1999 were outstanding 6,919,719 shares without par value, of the registrant.

                                         FIRST FINANCIAL CORPORATION

                                                   FORM 10-Q

                                                     INDEX


PART I.  Financial Information                                        Page No.

            Item 1.   Financial Statements:


                    Consolidated Statements of Condition.....................3

                    Consolidated Statements of Income........................4

                    Consolidated Statements of Shareholders Equity and
                      Comprehensive Income...................................5

                    Consolidated Statements of Cash Flows....................7

                    Notes to Consolidated Financial Statements...............8

            Item 2.  Management s Discussion and Analysis of
                       Financial Condition and Results of Operations.........9

            Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk..........................................11

PART II.   Other Information:


Signatures..................................................................14

ITEM 1. Financial Statements

                                FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                (Amounts in thousands, except share and per share amounts)

                                               September 30,      December 31,
                                                   1999               1998
                                                (Unaudited)
   ASSETS
Cash and due from banks                           $58,748            $54,877
Federal funds sold and securities
  purchased under agreement to resell               4,200                450
Investments available-for-sale, at market         560,414            633,365
Loans:
  Commercial, financial and agricultural          251,306            233,080
  Real estate - construction                       41,989             32,880
  Real estate - mortgage                          680,746            636,615
  Installment                                     216,502            205,251
  Lease financing                                   5,455              5,825
                                                1,195,998          1,113,651
  Less:
    Unearned income                                 1,920              1,886
    Allowance for loan losses                      17,886             16,429
                                                1,176,192          1,095,336
Accrued interest receivable                        14,065             14,704
Premises and equipment, net                        24,825             24,426
Other assets                                       33,730             26,594
   TOTAL ASSETS                                $1,872,174         $1,849,752

   LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
  Noninterest-bearing                            $153,241           $148,747
  Interest-bearing:
    Certificates of deposit of $100,000 or more   205,207            196,773
    Other interest-bearing deposits               874,731            914,845
                                                1,233,179          1,260,365
  Federal funds purchased and securities
    sold under agreements to repurchase            74,980            100,571
  Treasury tax and loan open-end note               7,632              3,061
  Advances from Federal Home Loan Bank            360,872            275,449
  Other long-term debt                              6,610              6,619
  Other liabilities                                16,638             21,504
   TOTAL LIABILITIES                            1,699,911          1,667,569

Shareholders equity:
Common stock, $.125 stated value per share;
  authorized 10,000,000 shares; issued and
  outstanding                                         903                903
  7,225,483 shares for 1998 and 1999 including
  treasury shares of 91,093 in 1998 and 305,764
  in 1999
Additional capital                                 66,680             66,680
Retained earnings                                 123,395            110,566
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investments,
  net of tax                                       -4,819              8,123
Less: Treasury shares at cost                     -13,896             -4,089
   TOTAL SHAREHOLDERS EQUITY                      172,263            182,183
   TOTAL LIABILITIES AND SHAREHOLDERS EQUITY   $1,872,174         $1,849,752
The accompanying notes are an integral part of the consolidated financial statements.

                                                  FIRST FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                  Three Months Ended            Nine Months Ended
                                     September 30,                 September  30,
                                 1999           1998            1999            1998
                               Unaudited       Unaudited       Unaudited     Unaudited
                                 (Amounts in thousands, except per share amounts)
INTEREST INCOME:
  Loans                         $24,772          $23,822        $71,887        $69,577
  Investment securities:
    Taxable                       7,104            6,807         21,329         20,079
    Tax-exempt                    2,001            1,932          6,030          5,968
                                  9,105            8,739         27,359         26,047
Other interest income                23               28            505            550
   TOTAL INTEREST INCOME         33,900           32,589         99,751         96,174

INTEREST EXPENSE:
  Deposits                       11,197           12,779         33,853         37,855
  Other                           5,495            3,989         15,450         11,572
   TOTAL INTEREST EXPENSE        16,692           16,768         49,303         49,427

   NET INTEREST INCOME           17,208           15,821         50,448         46,747

  Provision for loan losses       1,084            1,345          3,644          4,301

   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES   16,124           14,476         46,804         42,446

NON-INTEREST INCOME
  Trust income                      646              509          1,972          1,594
  Service Charges on deposit
    accounts                        309              347            929            992
  Other service charges and fees  1,249            1,204          3,906          3,468
  Investment securities gains        37              382            194            773
  Other                             409              487          1,420          1,043
                                  2,650            2,929          8,421          7,870
NON-INTEREST EXPENSE
  Salaries and employee benefits  6,252            5,712         18,511         17,689
  Occupancy expense                 726              717          2,192          2,105
  Equipment expense                 941              836          2,689          2,484
  Other                           3,035            3,156          9,441          9,346
                                 10,954           10,421         32,833         31,624

   INCOME BEFORE INCOME TAXES     7,820            6,984         22,392         18,692
Income Tax Expense                2,300            2,124          6,494          5,162
   NET INCOME                    $5,520           $4,860        $15,898        $13,530

EARNINGS PER SHARE                $0.80            $0.67          $2.28          $1.87
Weighted average number of
  shares outstanding              6,942            7,209          6,988          7,217

The accompanying notes are an integral part of the consolidated financial statements.

                                                 FIRST FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                                      Nine Months Ended
                                                 September 30, 1999 and 1998

                                                                               Accumulated
                                                                                  Other
(Dollar amounts in thousands,         Common      Additional      Retained    Comprehensive    Treasury
   except per share data)             Stock         Capital       Earnings       Income          Stock        Total
Balance, January 1, 1999               $903        $66,680        $110,566        $8,123        $-4,089     $182,183
Comprehensive income:
  Net income                                                        15,898                                    15,898

  Other comprehensive income,
    net of tax:
  Net change in unrealized gains/losses on investments                           -12,942                     -12,942
  Total comprehensive income                                                                                   2,956

Cash Dividends, $.44 per share                                      -3,069                                    -3,069
Treasury stock purchase                                                                          -9,807       -9,807
                                       _____________________________________________________________________________
Balance, September 30, 1999            $903        $66,680         $123,395      $-4,819       $-13,896     $172,263


Balance, January 1, 1998               $877        $59,787         $ 98,046       $6,770              -     $165,480
Comprehensive income:
  Net income                                                                                                  13,530

  Other comprehensive income,
    net of tax:
  Net change in unrealized gains/losses on investments                             1,810                       1,810
  Total comprehensive income                                                                                  15,340
  Issue shares for
  Morris Plan acquisition                26         6,893                                                      6,919

Cash Dividends, $.40 per share                                       -2,884                                   -2,884
Treasury stock purchase                                                                          -1,224       -1,224
                                       _____________________________________________________________________________
Balance, September 30, 1998            $903       $66,680          $108,692       $8,580        $-1,224     $183,631


The accompanying notes are an integral part of the consolidated financial statements.

                                                         FIRST FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                                             Three Months Ended
                                                        September 30, 1999 and 1998
                                                                           Accumulated
                                                                              Other
(Dollar amounts in thousands,           Common   Additional     Retained   Comprehensive     Treasury
  except per share data)                Stock      Capital      Earnings      Income           Stock        Total
Balance, July 1, 1999                   $903       $66,680      $117,875     $-1,541         $-11,849     $172,068
Comprehensive income:
  Net income                                                       5,520                                     5,520

  Other comprehensive income,
    net of tax:
  Net change in unrealized gains/losses on investments                        -3,278                        -3,278
  Total comprehensive income                                                                                 2,243


Treasury stock per share                                                                       -2,047       -2,047
                                        __________________________________________________________________________
Balance, September 30, 1999             $903       $66,680      $123,395     $-4,819         $-13,896     $172,263


Balance, July 1, 1998                   $903       $66,680      $103,832     $ 7,028         $   -780     $177,663
Comprehensive income:
  Net income                                                       4,860                                     4,860

  Other comprehensive income,
    net of tax:
  Net change in unralized gains/losses on investments                                           1,552        1,552
    Total comprehensive income                                                                               6,412

Treasury stock per share                                                                         -444         -444

                                        __________________________________________________________________________
Balance, September 30, 1998             $903       $66,680      $108,692     $ 8,580         $ -1,224     $183,631



The accompanying notes are an integral part of the consolidated financial statements.

                                   FIRST FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                             September 30,
                                                       1999               1998
                                                              (Unaudited)
                                                        (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $15,898        $13,530
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Net amortization (Accretion) of discounts
      on investments                                        161           -722
    Provision for loan losses                             3,644          4,301
    Investment gains                                       -194           -773
    Provision for depreciation and amortization           2,072          1,839
    Provision for deferred income taxes                  -1,180           -604
    Net decrease in accrued interest receivable             639             88
    Other, net                                            1,676            680
   NET CASH PROVIDED BY OPERATING ACTIVITIES             22,716         18,339

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales and maturities of investments available-for-sale  217,400        179,224
Purchases of investments available-for-sale            -166,321       -211,551
Loans made to customers, net of repayments              -85,022        -54,753
Net increase in federal funds sold                       -3,750         -1,950
Additions to premises and equipment                      -2,729         -1,660
   NET CASH USED BY INVESTING ACTIVITIES                -40,422        -90,690
CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in deposits                     -27,186         28,782
Net increase in short-term borrowings                    52,640          2,795
Minority interest investment in subsidiary                  400              0
Cash dividends                                           -6,224         -5,624
Purchase of treasury stock                               -9,807         -1,224
Net increase in long-term debt and advances              11,754         40,564
   NET CASH PROVIDED BY FINANCING ACTIVITIES             21,577         65,293
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   3,871         -7,058
   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          54,877         54,285

   CASH AND CASH EQUIVALENTS, END OF PERIOD             $58,748        $47,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest              $49,508        $48,869

  Income taxes paid                                      $7,715         $5,345
The accompanying notes are an integral part of the consolidated financial statements.

                                 FIRST FINANCIAL CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying September 30, 1999 and 1998 consolidated financial statements are unaudited. The December 31, 1998 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1998 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1998 annual report.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loans collateral.

The following table summarizes impaired loan information.

                                                                  (000's)
                                                               September 30,
                                                             1999        1998

Impaired loans with related allowance for loan losses
  calculated under SFAS No. 114........................     $2,176      $1,874

3.  Investments
     The cost and fair value of the Corporation's investments at September 30, 1999 are shown below. All investments are classified as available-for-sale.
                                                              (000's)
                                                        September 30, 1999
                                                  Amortized Cost     Fair Value
Available-For-Sale:
  United States Government                           $194,041         $189,143
  United States Government Agencies                   176,939          172,464
  State and Municipal                                 154,719          153,667
  Other                                                45,816           45,141
                                                     $571,515         $560,415


4.  Changes in Shareholders' Equity

Under the Corporation's common stock repurchase program announced in September 1998, the Corporation has repurchased 305,764 shares as of September 30, 1999 compared to 91,093 shares as of December 31, 1998.

                               FIRST FINANCIAL CORPORATION


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All amounts are for the consolidated entity. It is presumed the readers of these financial statements and the following narrative have previously read the Corporation's annual report for 1998.

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


                          Summary of Operating Results


    The Corporation reported record earnings for the nine and three month periods ended September 30, 1999. Net income for the nine months ended September 30, 1999 was $15.9 million, a 17.5% increase above the same period of 1998. Earnings per share of $2.28 for the nine month period was 21.9% more than the $1.87 reported in 1998.

    For the three month period ended September 30,1999 net income of $5.5 million was 13.6% higher than the $4.9 million reported in 1998, while the $.80 earnings per share for the second quarter was 19.4% better than the $.67 per share reported for 1998.

     The increased earnings are the result of an increase in average earning assets and a decrease in the efficiency ratio to 52.6% from 54.4% a year earlier. Also, as a result of a 9.9% decrease in net charge-offs and the improvement in the performance of substandard loans, management was able to reduce the provision for loan losses 15.3% and 19.4% for the nine-month and three-month periods respectively. Earnings per share growth was positively effected by a stock repurchase plan that began in the third quarter of 1998.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Net interest income increased to $50.4 million in the first nine months of 1999 from $46.7 million in the same period of 1998, while the net interest margin remained the same at 4.14% for both years. The 1999 third quarter net interest income increased to $17.2 million from $15.8 million for the same quarter of 1998, as the net interest margin increased to 4.22% for the third quarter of 1999 from 4.10% in the same quarter of 1998.

Non-Interest Income

     Non-interest income for the nine months of 1999, as compared to the same period of 1998, increased $.6 million or 7.0%. Trust income, other service charges and fees, and other income were $2.0 million, $3.9 million and $1.4 million, which represent increases of 23.7% , 12.6%, and 36.1% respectively, compared to the same period of 1998. The primary factors for the increase of

Trust income are increased volume and transaction fees. Other service charges and fees increased mainly from the commissions received from a newly formed insurance company subsidiary for $.3 million. The reasons for the increase of other income are the result of realized gains from the sale of other real estate owned and sale of mortgage loans in the secondary market of $.2 million each. These increases were partially offset by the reduction in realized gains from investment sales of $.5 million.

     Third quarter non-interest income decreased to $2.7 million from $2.9 million compared to the same quarter of 1998. This decrease is mainly from the decrease of gains realized from sales of investment by $.3 million from the same quarter of 1998.

Non-Interest Expenses

     Non-interest expenses for the first nine months of 1999, as compared to the same period of 1998, increased to $32.8 million from $31.6 million or 3.8%.
Most of the components of other expenses increased slightly and no one significant factor contributed to this increase.

     Third quarter other expenses also increased to $11.0 million from $10.4 million or 5.1% for the same quarter of 1998. Most of the components of other expenses increased slightly while salaries and related benefits, the largest component of this group, increased from $5.7 million to $6.3 million or 9.5%. The primary reason for this increase were higher average salaries and higher pension cost.

Allowance for Loan Losses

    The Corporation's provision for loan losses decreased to $3.6 million from $4.3 million for the first nine months of 1999 compared to the same period a year earlier.

   At September 30, 1999, the allowance for loan losses was 1.50% of net loans. This compares with an allowance of 1.48% at December 31, 1998. Net chargeoffs for the first nine months of 1999 were $2.2 million compared to $2.4 million for the same period of 1998. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1998, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $17.9 million at September 30, 1999 is adequate.

Under-performing Assets

     Under-performing assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract and others. A summary of under-performing assets at September 30, 1999 and December 31, 1998 follows:

                                          (000's)                  (000's)
                                    September 30, 1999       December 31, 1998

Nonaccrual loans and leases              $ 3,405                 $  4,103
Renegotiated loans and leases                945                       70
Land sold on contract and others           2,858                    1,914
  Total non-performing assets            $ 7,208                 $  6,087

Ninety days past due loans and leases      5,587                    8,184
  Total under-performing assets          $12,795                 $ 14,271

Ratio of the allowance for loan losses as a
  percentage of non-performing assets        248%                     270%
Ratio of the allowance for loan losses as a
  percentage of under-performing assets      140%                     115%

     The following loan categories comprise significant components of the under-erforming loans at September 30, 1999 and December 31, 1998.

Non-Accrual Loans:
                                     (000's)                      (000's)
                              September 30, 1999             December 31, 1998
  1-4 family residential        $ 1,683     49%               $ 1,927     47%
  Commercial loans                  860     25                    587     14
  Installment loans                 668     20                    879     22
  Other, various                    194      6                    710     17
                                 $3,405    100%                $4,103    100%

Past due 90 days or more:

  1-4 family residential         $2,083     37%                $3,456     42%
  Commercial loans                2,431     44                  2,963     36
  Installment loans                 801     14                    590      7
  Other, various                    272      5                  1,175     15
                                 $5,587    100%                $8,184    100%

     There are no material industry concentrations within the under-performing loans.

     In addition to the above under-performing loans, certain loans are felt by management to be impaired for reasons other than the current repayment status. Such reasons may include but not be limited to previous payment history, bankruptcy proceedings, industry concerns, or information related to a specific borrower that may result in a negative future event to that borrower. At September 30, 1999 the Corporation had $1.8 million of these loans which are still in accrual status.

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

Interest Rate Risk and Quantitative and Qualitative Disclosures
  About Market Risk

     Management considers interest rate risk to be the Corporation s most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation's net income is largely dependent on the effective management of this risk.

     The Committee reviews a series of monthly reports to ensure that performance objectives are being met. The Committee monitors and controls interest rate risk through earnings simulation. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve, and changes in prepayment speeds on net interest income. The primary measure of Interest Rate Risk is "Earnings at Risk." This measure projects the earnings effect of various rate movements over the next three years on net interest income. It is important to note that measures of interest rate risk have limitations and are dependent upon certain assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis and believes the assumptions to be reasonable. The relationships are continuously monitored for behavioral changes.

     In its interest rate risk management, the Corporation currently does not utilize derivative products, such as interest rate swaps, futures contracts, or option contracts, and is not engaged in securities trading activity. The Corporation instead invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments is included in the following table.

     The table below shows the Corporation's estimated earnings sensitivity profile as of September 30, 1999. Given a 100 basis point increase in rates, net interest income would decrease 1.55% over the next 12 months and decrease 4.42% over the next 24 months. A 100 basis point decrease would result in a .93% decrease in net interest income over the next 12 months and a 1.88% increase over the next 24 month periods. These estimates assume all rates changed overnight and management took no action as a result of this change.


Basis Point                        Percentage Change in Net Interest Income
Interest Rate Change               12 months      24 months      36 months
  Down 300                          -4.39%          1.26%          -5.52%
  Down 200                          -2.29           2.57           -2.02
  Down 100                          - .93           1.88           - .49
  Up 100                            -1.55         - 4.42           -1.99
  Up 200                            -3.11          -8.58           -3.55
  Up 300                           - 4.08         -11.30           -3.13

In the near term both the up and down scenarios show decreasing earnings. This is due to the use of products containing options, most notably callable agency securities and putable Federal Home Loan Bank advances. The securities pay a premium rate and the advances charge a discounted rate in exchange for the option. Therefore, there is a benefit to current income by using these products. Typical rate shock analysis does not reflect management s ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities, cash, and deposits with banks. The Corporation has $6.8 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $49.9 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $9.2 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Capital Adequacy

     As of September 30, 1999 the Corporation's leverage ratio was 9.45% compared to 9.51% at December 31, 1998.

     At September 30, 1999 the Corporation's total capital, which includes Tier II capital, was 16.20% compared to 16.29% at December 31, 1998. These amounts exceed minimum regulatory capital requirements.

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

     The Corporation is currently in the implementation stage, the last stage of a five step Year 2000 program. The awareness, assessment, renovation and testing steps have been completed for all mission critical applications. The Corporation utilizes Fiserv-CBS software for processing all of its core applications. The testing of this software was substantially completed by the end of 1998. The remainder of Year 2000 mission critical testing was completed by June 30, 1999. Currently the Corporation is focusing on maintaining the internal core processing system s readiness and will continue the effort until the Year 2000. In addition, the Corporation will continue to manage third party system relationships, update disaster recovery and contingency plans, and will also continue to test secondary computer systems.

      The Corporation continues to correspond with its major commercial loan customers and major suppliers and vendors to assess the credit risk related to the Year 2000 problem as well as the risk of business interruption. The majority of the Corporation's non-IT related systems have been assessed as Year 2000 compliant and the final testing phase was completed by June 30, 1999.

     The total estimated cost related to the Year 2000 issue, including the cost of replacing equipment is $615,000. Total incremental cost incurred through September 30, 1999 is approximately $456,000. The Corporation does not expect that the cost related to the Year 2000 project will have a material effect on the results of its operations or financial condition.

     The above expectations are subject to inherent uncertainties of the Year 2000 problem, including the readiness of third-party suppliers and regulatory agencies that the Corporation depends upon to meet customers' needs. The failure to correct a material problem could result in an interruption or failure of normal business activities or operations. Such failures could materially affect the Corporation's ability to meet customers' needs and ultimately affect its results of operations and financial condition. The Corporation believes that with the successful completion of its Year 2000 program, the possibility of significant interruptions will be reduced.

     Concurrently with the Year 2000 program described above, the Corporation has developed contingency plans intended to mitigate the possible disruption in business operations that may result from the year 2000 problem and is estimating the costs for such plans. Contingency plans include increasing cash in vault, ordering extra forms/supplies, establishing trigger dates for activating alternative solutions/vendors, identifying possible alternative vendors, preparing for some manual preparation of checks, forms, etc., and other appropriate measures. Contingency plans and related cost estimates are being continually refined as information becomes available.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FIRST FINANCIAL CORPORATION
                                                            (Registrant)



Date: November 12, 1999                            By       (Signature)
                                                   Donald E. Smith, President



Date: November 12, 1999                            By       (Signature)
                                                   John W. Perry, Secretary



Date: November 12, 1999                            By       (Signature)
                                                   Michael A. Carty, Treasurer