Form 10-K405
period 1999-12-31
FIRST FINANCIAL CORP /IN/
filed 2000-03-28
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission file number
  December 31, 1999                                              0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA                           35-1546989
        (State of Incorporation)     (I.R.S. Employer Identification No.)

       One First Financial Plaza                      47807
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

     As of January 31, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $164,285,196. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 2000--6,845,418 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
     Portions of the 1999 Annual Report to Shareholders are incorporated by reference. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 19, 2000 are incorporated by reference into Part III.

                             FORM 10-K CROSS-REFERENCE INDEX

                                                                          PAGE
PART I

     Item 1    Business...................................................... 2

     Item 2    Properties.....................................................2

     Item 3    Legal Proceedings..............................................2

     Item 4    Submission of Matters to a Vote of Security Holders............2

PART II

     Item 5    Market for Registrant's Common Stock and Related
               Stockholder Matters............................................3

     Item 6    Selected Financial Data........................................3

     Item 7    Management's Discussion and Analysis of Financial
               Conditions and Results of Operations...........................3

     Item 8    Financial Statements and Supplementary Data....................3

     Item 9    Changes in and Disagreement with Accountants on
               Accounting and Financial Disclosures...........................3

PART III

     Item 10   Directors and Executive Officers of Registrant.................3

     Item 11   Executive Compensation.........................................3

     Item 12   Security Ownership of Certain Beneficial Owners
               and Management.................................................3

     Item 13   Certain Relationships and Related Transactions.................3

PART IV

     Item 14   Exhibits,Financial Statement Schedules and
               Reports on Form 8-K............................................4

               Signatures.....................................................5

                                     PART I

ITEM 1.  BUSINESS

     First Financial Corporation became a multi-bank holding company in 1984. For more information on the Bank's business,please refer to the following sections of the 1999 Annual Report to Shareholders:

     1. Description of bank services,affiliations,number of employees,and competition, on page 23.
     2. Information regarding supervision of the Bank, on page 8.
     3. Details regarding competition, on page 23.

ITEM 2.  PROPERTIES

     First Financial Corporation (the Corporation) is located in a four-story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank. This bank also owns two other facil-ities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition,the Bank holds in fee four other branch buildings. One of the branch buildings is a single-story 44,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011,June 30, 2004, December 31, 2003, June 30, 2002, and September 1,
2001.

     Facilities of the Corporation's subsidiary, First State Bank, include branches in Clay City and Poland, Indiana and two branch facilities in Brazil, Indiana including the main office. The buildings are held in fee by First State.

     Facilities of the Corporation's subsidiary, First Citizens State Bank of Newport, include its main office in Newport, Indiana and three branch facilities in Cayuga and Clinton,Indiana. All four buildings are held in fee by First Citizens.

     Facilities of the Corporation's subsidiary,First Farmers State Bank, include its main office in Sullivan, Indiana and five branch facilities in Carlisle, Dugger, Farmersburg, Hymera, and Worthington, Indiana. All six buildings are held in fee by First Farmers.

     The facility of the Corporation's subsidiary, First Ridge Farm State Bank,includes an office facility in Ridge Farm, Illinois. The building is held in fee by First Ridge Farm State.

     Facilities of the Corporation's subsidiary, First Parke State Bank, include its main office in Rockville,Indiana and three branch facilities in Marshall, Montezuma and Rosedale, Indiana. All four buildings are held in fee by First Parke.

     The facility of the Corporation's subsidiary,First National Bank of Marshall, is an office facility in Marshall, Illinois. The building is held in fee by First National Bank of Marshall.

     Facilities of the Corporation's subsidiary,First Crawford State
Bank, include its main office in Robinson, Illinois and two branch facilities in Oblong and Sumner, Illinois. All three buildings are held in fee by First Crawford.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     See "Market and Dividend information"on page 33 of the 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Five Year Comparison of Selected Financial Data"on page 4 of the 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See "Management's Discussion and Analysis"on pages 23 through 31 of the 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 30 and 31 of the 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Balance Sheets" on page 15, "Consolidated Statements of Income" on page 6, "Consolidated Statements of Shareholders Equity" on page
7, "Consolidated Statements of Cash Flows" on page 8, and "Notes to Consolidated Financial Statement" on pages 9-21. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 22. Statistical disclosure by Bank Holding Company include the following information:

     1.  "Volume/Rate Analysis," on page 24.
     2.  "Loan Portfolio," on page 26.
     3.  "Allowance for Possible Loan Losses," on page 27.
     4.  "Under-Performing Loans," on page 28.
     5.  "Deposits," on page 29.
     6.  "Short-Term Borrowings," on page 29.
     7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     See pages 3 and 4 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     See pages 4 through 7 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See pages 2 and 3 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships" on page 3, and "Transactions with Management" on page 7 of the Annual Proxy Statement of First Financial Corporation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

         Consolidated Balance Sheets--December 31, 1999 and 1998

         Consolidated Statements of Income--Years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Shareholders' Equity--Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flow--Years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     (2) Schedules to the Consolidated Financial Statements required by
         Article 9 of Regulation S-X are not required,inapplicable,or the required information has been disclosed elsewhere.

     (3) Listing of Exhibits:

                       Exhibit Number            Description
                       --------------            -----------
                            21                   Subsidiaries

  (b)    Reports on Forms 8-K--None

  (c) Exhibits--Exhibits to (a)(3) listed above are attached to this report.

  (d) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      First Financial Corporation

                                      Michael A. Carty, Signed
                                      -----------------------------------
                                      Michael A. Carty, Treasurer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)

                                      Date: March 21, 2000
                                            --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                            DATE

Donald E. Smith, Signed                         March 21, 2000
------------------------------------
Donald E. Smith,President & Director
(Principal Executive Officer)

John W. Perry, Signed                           March 21, 2000
------------------------------------
John W. Perry, Secretary

Walter A. Bledsoe, Signed                       March 21, 2000
------------------------------------
Walter A. Bledsoe, Director

B. Guille Cox, Jr., Signed                      March 21, 2000
------------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, Signed                        March 21, 2000
------------------------------------
Thomas T. Dinkel, Director

Anton H. George, Signed                         March 21, 2000
------------------------------------
Anton H. George, Director

Mari H. George, Signed                          March 21, 2000
------------------------------------
Mari H. George, Director

Gregory L. Gibson, Signed                       March 21, 2000
------------------------------------
Gregory L. Gibson, Director

Max Gibson, Signed                              March 21, 2000
------------------------------------
Max Gibson, Director

Norman L. Lowery, Signed                        March 21, 2000
------------------------------------
Norman L. Lowery, Director

William A. Niemeyer, Signed                     March 21, 2000
------------------------------------
William A. Niemeyer, Director

Patrick O'Leary, Signed                         March 21, 2000
------------------------------------
Patrick O'Leary, Director

John W. Ragle, Signed                           March 21, 2000
------------------------------------
John W. Ragle, Director

Chapman J. Root II, Signed                      March 21, 2000
------------------------------------
Chapman J. Root II, Director

Virginia L. Smith, Signed                       March 21, 2000
------------------------------------
Virginia L. Smith, Director

FIRST FINANCIAL CORPORATION

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA


(Dollar amounts in thousands,
except per share amounts)             1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                    $1,905,201   $1,849,752   $1,634,936   $1,619,642   $1,545,307
Investments                        594,319      633,365      527,993      582,744      544,289
Net loans                        1,191,898    1,111,765    1,005,799      918,767      879,516
Deposits                         1,256,115    1,260,365    1,194,524    1,175,228    1,163,481
Borrowings                         445,821      385,700      256,214      278,352      225,579
Shareholders' equity               168,682      182,183      165,480      150,377      140,075

INCOME STATEMENT DATA:
Interest income                    133,576      129,137      122,372      115,836      106,330
Interest expense                    66,815       66,430       62,072       57,810       54,144
Net interest income                 66,761       62,707       60,300       58,026       52,186
Provision for loan losses            4,725        5,396        5,382        4,461        2,563
Other income                        12,012       10,611        8,957        7,849        7,922
Other expenses                      43,543       42,567       39,629       39,280       38,690
Net income                          21,622       18,558       18,100       15,971       13,897

PER SHARE DATA:
Net income                            3.10         2.58         2.58         2.28         1.98
Cash dividends                         .94          .84          .72          .61          .51

PERFORMANCE RATIOS:
Net income to average assets          1.16%        1.07%        1.11%        1.03%         .97%
Net income to average
    shareholders' equity             12.55        10.76        11.74        11.19        10.65
Average total capital
    to average assets                10.13        10.71        10.13         9.80         9.84
Average shareholders' equity
    to average assets                 9.28         9.90         9.45         9.19         9.15
Dividend payout                      30.10        32.54        28.06        26.85        25.58

CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                               --------------------------------
(Dollar amounts in thousands,
except per share data)                            1999                  1998
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                        $   58,075            $   54,877
Federal funds sold                                    190                   450
Available-for-sale securities                     594,319               633,365
Loans, net of unearned income of $1,987 in
   1999 and $1,886 in 1998                      1,191,898             1,111,765
  Less: Allowance for loan losses                  17,949                16,429
                                               ----------            ----------
      TOTAL NET LOANS                           1,173,949             1,095,336

Accrued interest receivable                        14,703                14,704
Premises and equipment                             26,095                24,426
Other assets                                       37,870                26,594
                                               ----------            ----------
     TOTAL ASSETS                              $1,905,201            $1,849,752
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest-bearing                         $  148,230            $  148,747
  Interest-bearing:
    Certificates of deposit of $100 or more       218,515               196,773
    Other interest-bearing deposits               889,370               914,845
                                               ----------            ----------
                                                1,256,115             1,260,365

Short-term borrowings                              63,499               103,632
Other borrowings                                  382,322               282,068
Other liabilities                                  34,583                21,504
                                               ----------            ----------
     TOTAL LIABILITIES                          1,736,519             1,667,569

Shareholders' equity
  Common stock, $.125 stated value per
    share, Authorized shares -- 40,000,000
    Issued shares -- 7,225,483 in 1999 and 1998
    Outstanding shares-- 6,845,418 in 1999
    and 7,134,390 in 1998                             903                   903
  Additional capital                               66,680                66,680
  Retained earnings                               125,680               110,566
  Accumulated other comprehensive income:
    Unrealized (losses) gains on investments,
    net of tax                                     (7,819)                8,123
  Less: Treasury shares at cost-- 380,065 in
    1999 and 91,093 in 1998                       (16,762)               (4,089)
                                               ----------            ----------
     TOTAL SHAREHOLDERS' EQUITY                   168,682               182,183
                                               ----------            ----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $1,905,201            $1,849,752
                                               ==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                            -----------------------------------
(Dollar amounts in thousands,
except per share data)                        1999         1998         1997
-------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including related fees             $  96,175    $  93,579    $  83,653
  Securities:
    Taxable                                    28,500       27,091       31,133
    Tax-exempt                                  8,049        7,810        7,395
  Other                                           852          657          191
                                            ---------    ---------    ---------
     TOTAL INTEREST INCOME                    133,576      129,137      122,372

INTEREST EXPENSE:
  Deposits                                     45,337       50,388       46,285
  Short-term borrowings                         3,469        2,715        2,853
  Other borrowings                             18,009       13,327       12,934
                                            ---------    ---------    ---------
     TOTAL INTEREST EXPENSE                    66,815       66,430       62,072
                                            ---------    ---------    ---------
     NET INTEREST INCOME                       66,761       62,707       60,300
  Provision for loan losses                     4,725        5,396        5,382
                                            ---------    ---------    ---------
     NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES               62,036       57,311       54,918

NON-INTEREST INCOME:
  Trust services income                         2,522        2,179        1,973
  Service charges and fees on
    deposit accounts                            4,010        3,845        3,813
  Other service charges and fees                3,763        1,679        1,358
  Investment securities gains (losses)            189          905          407
  Other                                         1,528        2,003        1,406
                                            ---------    ---------    ---------
     TOTAL NON-INTEREST INCOME                 12,012       10,611        8,957

NON-INTEREST EXPENSES:
  Salaries and employee benefits               24,558       23,519       22,041
  Occupancy expense                             2,887        2,823        2,870
  Equipment expense                             3,650        3,370        3,189
  Printing and supplies expense                   993        1,118        1,168
  Other                                        11,455       11,737       10,361
                                            ---------    ---------    ---------
                                               43,543       42,567       39,629
                                            ---------    ---------    ---------
     INCOME BEFORE INCOME TAXES                30,505       25,355       24,246

Provision for income taxes                      8,883        6,797        6,146
                                            ---------    ---------    ---------
     NET INCOME                             $  21,622    $  18,558    $  18,100
                                            =========    =========    =========
EARNINGS PER SHARE:

     NET INCOME                             $    3.10    $    2.58    $    2.58
                                            =========    =========    =========

  Weighted average number of shares
    outstanding in thousands                    6,964        7,206        7,016
                                            =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                                                                        Other
                                                     Common    Additional  Retained  Comprehensive    Treasury
(Dollar amounts in thousands, except per share data)  Stock      Capital   Earnings     Income          Stock     Total
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                             $    835   $ 43,761   $101,093    $  4,688       $      -   $150,377
Comprehensive income:
   Net income                                               -          -     18,100           -              -     18,100
   Change in net unrealized gains/losses
     on available-for-sale securities net
     of reclassification and tax effects                    -          -          -       2,082              -      2,082
                                                                                                                 --------
   Total comprehensive income                               -          -          -           -              -     20,182

Stock dividend, 5%                                         42     16,026    (16,068)          -              -          -
Cash dividends, $ .72 per share                             -          -     (5,079)          -              -     (5,079)
                                                     --------   --------   --------    --------       --------   --------
Balance, December 31, 1997                                877     59,787     98,046       6,770              -    165,480

Comprehensive income:
   Net income                                               -          -     18,558           -              -     18,558
   Other comprehensive income, net of tax:
   Change in net unrealized gains/losses
     on available-for-sale securities net
     of reclassification and tax effects                    -          -          -       1,353              -      1,353
                                                                                                                 --------
   Total comprehensive income                               -          -          -           -              -     19,911

Treasury stock purchase (91,093 shares)                     -          -          -           -         (4,089)    (4,089)
Morris Plan acquisition                                    26      6,893          -           -              -      6,919
Cash dividends, $.84 per share                              -          -     (6,038)          -              -     (6,038)
                                                     --------   --------   --------    --------       --------   --------
Balance, December 31, 1998                                903     66,680    110,566       8,123         (4,089)   182,183

Comprehensive income:
   Net income                                               -          -     21,622           -              -     21,622
   Other comprehensive income, net of tax:
   Change in net unrealized gains/losses
     on available-for-sale securities net
     of reclassification and tax effects                    -          -          -     (15,942)             -    (15,942)
                                                                                                                 --------
   Total comprehensive income                               -          -          -           -              -      5,680

Treasury stock purchase (288,972 shares)                    -          -          -           -        (12,673)   (12,673)
Cash dividends, $.94 per share                              -          -    (6,508)           -              -     (6,508)
                                                     --------   --------   --------    --------       --------   --------
Balance, December 31, 1999                           $    903   $ 66,680   $125,680    $ (7,819)      $(16,762)  $168,682
                                                     ========   ========   ========    ========       ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended December 31,
                                                     ------------------------------
(Dollar amounts in thousands, except per share data)   1999       1998       1997
-----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 21,622   $ 18,558   $ 18,100
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net accretion (amortization) of
       investment securities                              348       (745)    (1,978)
     Provision for loan losses                          4,725      5,396      5,382
     Securities gains                                    (189)      (905)      (407)
     Depreciation and amortization                      2,865      2,541      2,496
     Provision for deferred income taxes                 (341)    (1,010)    (1,055)
     Net change in accrued interest receivable              1       (618)       899
     Other, net                                        14,904        723        234
                                                     --------   --------   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES      43,935     23,940     23,671
                                                     --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits with
    financial institutions                                  -          -      1,095
  Sales of available-for-sale securities              115,794    111,496    177,802
  Maturities of available-for-sale securities         114,333    107,658     51,804
  Purchases of available-for-sale securities         (219,117)  (315,933)  (170,217)
  Loans made to customers, net of repayments          (84,100)   (77,742)   (89,608)
  Net change in federal funds sold                        260        230      1,720
  Additions to premises and equipment                  (4,881)    (2,398)    (1,591)
                                                     --------   --------   --------
        NET CASH USED BY INVESTING ACTIVITIES         (77,711)  (176,689)   (28,995)
                                                     --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                               (4,250)    33,568     19,296
  Net change in other short-term borrowings           (40,133)    52,335    (16,250)
  Dividends paid                                       (6,224)    (5,624)    (4,677)
  Purchases of treasury stock                         (12,673)    (4,089)         -
  Cash acquired resulting from merger                       -        470          -
  Proceeds from other borrowings                      293,000    251,637    159,831
  Repayments on other borrowings                     (192,746)  (174,486)  (165,719)
                                                     --------   --------   --------
        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                         36,974    153,811     (7,519)
                                                     --------   --------   --------
        NET CHANGE IN CASH AND CASH EQUIVALENTS         3,198      1,062    (12,843)
        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   54,877     53,815     66,658
                                                     --------   --------   --------
        CASH AND CASH EQUIVALENTS, END OF YEAR       $ 58,075   $ 54,877   $ 53,815
                                                     ========   ========   ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                         $ 66,908   $ 66,233   $ 63,243
                                                     ========   ========   ========
    Income taxes                                     $ 10,182   $  7,403   $  7,367
                                                     ========   ========   ========
    See also Note 1 regarding Morris Plan acquisition



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS

    Organization The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, Terre Haute First National Bank of Vigo County, Indiana (Terre Haute First), The Morris Plan Company of Terre Haute (Morris Plan), First State Bank of Clay County, Indiana (First State), First Citizens State Bank of Newport, Indiana (Citizens), First Farmers State Bank of Sullivan, Indiana (Farmers), First Parke State Bank of Rockville, Indiana (Parke), First Ridge Farm State Bank of Ridge Farm, Illinois (Ridge Farm), First National Bank of Marshall, Illinois (Marshall), First Crawford State Bank of Robinson, Illinois (Crawford) and First Financial Reinsurance Company, a corporation incorporated in the country of Turks and Caicos Islands (FFRC).

    The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries.

    Terre Haute First is the largest bank in Vigo County. It operates eleven full-service banking branches within the county. It also has a main office in downtown Terre Haute and an operations center/office building on S. Third Street in Terre Haute.

    First State has five branch locations in Clay County, a county contiguous to Vigo County. Citizens has four branches, all of which are located in Vermillion County, a county contiguous to Vigo County. Farmers has six branches of which five are located in Sullivan County and one in Greene County. Sullivan County is contiguous to Vigo County. Morris Plan has one branch and is located in Vigo County. Ridge Farm has one branch and is located in Vermilion County, Illinois. Parke has four branches in Parke County, a county contiguous to Vigo County. Marshall has one branch and is located in Clark County, Illinois, a county contiguous to Vigo County. Crawford has three branches of which two are located in Crawford County, Illinois, and one in Lawrence County, Illinois.

    The Corporation operates 36 branches in west-central Indiana and east-central Illinois. The Corporation's primary source of revenue is derived from loans to customers, primarily middle-income individuals, and investment activities.

    REGULATORY AGENCIES First Financial Corporation is a multi-bank holding company and as such is regulated by various banking agencies. The holding company is regulated by the Seventh District of the Federal Reserve System. The national bank subsidiaries are regulated by the Office of the Comptroller of the Currency. The state bank subsidiaries are jointly regulated by their respective state banking organizations and the Federal Deposit Insurance Corporation.

    SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

    CASH FLOWS: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

    SECURITIES: The Corporation classifies all investment securities as "available for sale." Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holdings gains and losses, net of taxes, reported in other comprehensive income and shareholders' equity. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

    Interest income includes amortization of purchase premium or discount. Realized gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value if and when a decline in fair value is not temporary.

    LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

    Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

    Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgages, consumer and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows, using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral.

    FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

    PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the useful lives of the assets.

    SERVICING RIGHTS: Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

    MORRIS PLAN ACQUISITION: In March 1998, the Corporation acquired all of the outstanding common stock of Morris Plan in exchange for 210,000 shares of its common stock. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $2.4 million, which will be amortized over 15 years. Assets and liabilities assumed upon acquisition were approximately $39 million, including cash of $470 thousand.

    REPURCHASE AGREEMENTS: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Corporation maintains possession of and control over these securities.

    BENEFIT PLANS: Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The amount contributed is determined by a formula as decided by the Board of Directors.

    INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

    FINANCIAL INSTRUMENTS: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

    EARNINGS PER SHARE: Earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Corporation does not have any potentially dilutive securities. Earnings and dividends per share are restated for stock splits and dividends through the date of issue of the financial statements.

    COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

    NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the statements of income. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect on the Corporation's results of operations, but the effect will depend on derivative holdings when this standard applies.

    LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount of range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.

    DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

    FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.

    INDUSTRY SEGMENT: Internal financial information is aggregated and reported in one line of business, which is banking.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable- rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is nominal.

    The carrying amount and estimated fair value of financial instruments are presented in the table below and were deter- mined based on the above assumptions:

                                                    December 31,
                                 ----------------------------------------------
                                             1999                1998
                                 ----------------------  ----------------------
                                  Carrying      Fair      Carrying      Fair
    (Dollar amounts in thousands)   Value       Value      Value       Value
-------------------------------------------------------------------------------
    Cash and due from banks      $   58,075  $   58,075  $   54,877  $   54,877
    Federal funds sold                  190         190         450         450
    Available-for-sale
      securities                    594,319     594,319     633,365     633,365
    Loans                         1,193,885   1,189,417   1,113,651   1,112,011
    Accrued interest receivable      14,703      14,703      14,704      14,704
    Deposits                      1,256,115   1,257,134   1,260,365   1,270,450
    Short-term borrowings            63,499      63,499     103,632     103,632
    Federal Home Loan Bank
      advances                      375,713     374,446     275,449     277,246
    Other borrowings                  6,609       6,609       6,619       6,619

3.  RESTRICTIONS ON CASH AND DUE FROM BANKS:
    Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $13.8 million and $15.4 million at December 31, 1999 and 1998, respectively.

4.  INVESTMENT SECURITIES:
    The amortized cost and estimated fair value of year-end securities are as follows:

                                               December 31, 1999
                                 -----------------------------------------------
                                                   Unrealized
                                 Amortized   ----------------------     Fair
    (Dollar amounts in thousands)   Cost        Gains      Losses       Value
-------------------------------------------------------------------------------
     United States Government    $  178,018  $      188  $   (6,170) $  172,036
     United States
       Government agencies          215,824         241      (7,448)    208,617
     Collateralized mortgage
       obligations                    8,187          12        (320)      7,879
     State and municipal            169,040       1,100      (4,082)    166,058
     Corporate obligations           40,324           -        (595)     39,729
                                 ----------  ----------  ----------  ----------
         TOTAL                   $  611,393  $    1,541  $  (18,615) $  594,319
                                 ==========  ==========  ==========  ==========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               December 31, 1998
                                 ----------------------------------------------
                                                   Unrealized
                                  Amortized  ----------------------     Fair
    (Dollar amounts in thousands)   Cost        Gains      Losses      Value
-------------------------------------------------------------------------------
    United States Government     $  168,813  $    1,981  $     (111) $  170,683
    United States Government
      agencies                      222,586       2,086        (139)    224,533
    Collateralized mortgage
      obligations                     9,474          89          (8)      9,555
    State and municipal             155,572       6,999        (335)    162,236
    Corporate obligations            66,307          51           -      66,358
                                 ----------  ----------  ----------  ----------
         TOTAL                   $  622,752  $   11,206  $     (593) $  633,365
                                 ==========  ==========  ==========  ==========

    The Corporation invests in the equity securities of financial services companies. These investments are considered to be available-for-sale and are included in other assets on the consolidated balance sheet. Cost was $3.2 million and $2.8 million, and fair value was $7.3 million and $5.7 million at December 31, 1999 and 1998, respectively. As of December 31, 1999, the Corporation does not have any securities from any issuer with an aggregate book value or fair value that exceeds ten percent of shareholders' equity.

    Investment securities with a par value amounting to approximately $66.2 million and $89.3 million at December 31, 1999 and 1998, respectively, were pledged as collateral for borrowings and for other purposes. Below is a summary of the gross gains and losses realized by the Corporation from investments sold during the years ended December 31, 1999, 1998 and 1997, respectively.

    (Dollar amounts in thousands)               1999        1998        1997
-------------------------------------------------------------------------------
    Proceeds                                 $  115,794  $  111,496  $  177,802
    Gross gains                                     627         967         722
    Gross losses                                   (438)        (62)       (315)

    Contractual maturities of debt securities at year-end 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Also shown are the tax equivalent yields, computed using a 35% rate based on weighted average yields of securities maturing during each time period.

                                               Available-for-Sale
                                             ----------------------   Weighted
                                              Amortized     Fair      Average
    (Dollar amounts in thousands)               Cost        Value      Yields
-------------------------------------------------------------------------------
    Due in one year or less                  $   12,642  $   12,672        8.07%
                                                                     ==========
    Due after one but within five years          52,576      52,764        7.22%
                                                                     ==========
    Due after five but within ten years         111,085     108,413        7.37%
                                                                     ==========
    Due after ten years                         147,757     142,261        7.64%
                                                                     ==========
    Mortgage-backed securities                  287,333     278,209        7.00%
                                             ----------  ----------  ==========
         TOTAL                               $  611,393  $  594,319
                                             ==========  ==========
5.  LOANS:

    Loans are summarized as follows:
                                                              December 31,

                                                            1999       1998
                                                          Carrying    Carrying
    (Dollar amounts in thousands)                           Value      Value
------------------------------------------------------------------------------
   Commercial, financial and agricultural                $  247,949  $  233,080
   Real estate - construction                                44,782      32,880
   Real estate - mortgage                                   671,972     636,615
   Installment                                              223,459     205,251
   Lease financing                                            5,723       5,825
                                                         ----------  ----------
      Total gross loans                                   1,193,885   1,113,651
      Less: unearned income                                  (1,987)     (1,886)
           allowance for loan losses                        (17,949)    (16,429)
                                                         -----------  ----------
         TOTAL                                           $1,173,949  $1,095,336
                                                         ===========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the normal course of business, the Corporation's subsidiary banks make loans to directors and executive officers and to their associates. These related party loans are consistent with sound banking practices and are within applicable bank regulatory lending limitations. In 1999 the aggregate dollar amount of these loans to directors and executive officers who held office at the end of the year amounted to $35.5 million at the beginning of the year. During 1999, advances of $71.6 million and repayments of $66.7 million were made with respect to related party loans for an aggregate dollar amount outstanding of $40.4 million at December 31, 1999. The amount of such loans aggregated $43.4 million at December 31, 1998. Loans serviced for others, which are not reported as assets, total $92.5 million and $47.3 million at year-end 1999 and 1998. Capitalized mortgage servicing rights aggregated $653 thousand and $189 thousand at year-end, 1999 and 1998.

6.  ALLOWANCE FOR LOAN LOSSES:

    Changes in the allowance for loan losses are summarized as follows:

                                                      December 31,
                                            ----------------------------------
    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Balance at beginning of year             $   16,429  $   13,503  $  10,756
    Allowance resulting from merger                   -         970          -
    Provision for loan losses                     4,725       5,396      5,382
    Recoveries of loans previously
      charged off                                 1,105       1,196      1,180
    Loans charged off                            (4,310)     (4,636)    (3,815)
                                             ----------  ----------  ---------
      BALANCE AT END OF YEAR                 $   17,949  $   16,429  $  13,503
                                             ==========  ==========  =========

    Impaired loans were as follows:

                                                        December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999                   1998
 -----------------------------------------------------------------------------
    Year-end loans with no allocated
      allowance for loan losses              $      839              $     182
    Year-end loans with allocated
      allowance for loan losses                   6,670                  5,987
                                             ----------              ---------
      TOTAL                                  $    7,509              $   6,169
                                             ===========             =========
    Amount of the allowance for loan
      losses allocated                       $    2,312              $   2,673
    Loans past due over 90 days still
      on accrual                                  5,229                  8,184
    Average of impaired loans during
      the year                                    6,787                  4,909

7.  PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                        December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999                   1998
 -----------------------------------------------------------------------------
    Land                                     $    3,678              $   3,632
    Building and leasehold improvements          27,657                 24,772
    Furniture and equipment                      23,494                 22,202
                                             ----------              ---------
                                                 54,829                 50,606
    Less accumulated depreciation               (28,734)               (26,180)
                                             ----------              ---------
      TOTAL                                  $   26,095              $  24,426
                                             ==========              =========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEPOSITS AND SHORT-TERM BORROWINGS:

    Scheduled maturities of time deposits for the next five years were as follows:
                                          2000           $  509,992
                                          2001              106,415
                                          2002               39,348
                                          2003               30,560
                                          2004               13,965
                                                         ----------
                                                         $  700,280
                                                         ==========

    Year-end short-term borrowings were comprised of the following:

    (Dollar amounts in thousands)                          1999         1998
------------------------------------------------------------------------------
    Federal funds purchased                              $   19,559  $  48,022
    Repurchase agreements                                    35,718     52,549
    Note payable - U.S. government                            8,222      3,061
                                                         ----------  ---------
                                                         $   63,499  $ 103,632
                                                         ==========  =========

    Federal funds purchased are generally due in one day and bear interest at market rates. Note payable - U.S. government is due on demand, secured by a pledge of securities and bears interest at market rates. The following table presents information about repurchase agreements for the years indicated:

    (Dollar amounts in thousands)               1999        1998        1997
------------------------------------------------------------------------------
    Average amount outstanding               $   41,801  $   26,271  $  16,894
    Maximum amount outstanding at
      a month end                                86,845      55,331     24,764
    Average interest rate during year              5.00%       5.59%      5.63%
    Interest rate at year-end                      5.32%       5.08%      5.67%

9.  OTHER BORROWINGS:

    Long-term borrowings at December 31, 1999 and 1998 are summarized as follows:

    (Dollar amounts in thousands)                           1999       1998
------------------------------------------------------------------------------
    FHLB advances                                        $  375,713  $ 275,449
    City of Terre Haute, Indiana economic
      development revenue bonds                               6,600      6,600
    Other                                                         9         19
                                                         ----------  ---------
      TOTAL                                              $  382,322  $ 282,068
                                                         ==========  =========

    The aggregate minimum annual retirements of long-term borrowings are as follows:

                                          2000           $  297,089
                                          2001               32,216
                                          2002                6,197
                                          2003               10,458
                                          2004               25,144
                                          Thereafter         11,218
                                                         ----------
                                                         $  382,322
                                                         ==========
                                       16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The economic development revenue bonds (bonds) require periodic interest payments each year until maturity or redemption. The interest rate, which was 5.35% at December 31, 1999, and 4.10% at December 31, 1998, is deter-mined by a formula which considers rates for comparable bonds and is adjusted periodically. The bonds are collateralized by a first mortgage on the Corporation's headquarters building. The bonds mature December 1, 2015, but bond-holders may periodically require earlier redemption.

    The Corporation maintains a letter of credit with another financial institution, which could be used to repay the bonds, should they be called. The letter of credit expires November 1, 2000, and will be automatically extended for one year should the bonds still be outstanding. Assuming redemption will be funded by the letter of credit, or by other similar borrowings, there are no anticipated principal maturities of the bonds within the next five years.

    The above debt agreements require the Corporation to meet certain financial covenants. The most restrictive covenants require the Corporation to maintain a Tier I capital ratio of at least 6.2% and net income to average assets of 0.6%. At December 31, 1999 and 1998, the Corporation was in compliance with all of its debt covenants.

    All of the Corporation's Indiana subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Indianapolis and, accordingly, are permitted to obtain advances. The advances from the FHLB, aggregating $375.7 million at December 31, 1999, accrue interest, payable monthly, at annual rates varying from 4.6% to 8.0%. The advances are due at various dates through September 2017.

    FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Corporation has a blanket pledge of its eligible mortgage loans and securities as collateral for the advances outstanding at December 31, 1999, with a required minimum ratio of collateral to advances of 160%.

10. INCOME TAXES:

    Income tax expense is summarized as follows:

    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Federal:
     Currently payable                       $    6,763  $    5,526  $   5,164
     Deferred                                      (256)       (886)      (833)
                                             ----------  ----------  ---------
                                                  6,507       4,640      4,331
    State:
     Currently payable                            2,461       2,289      2,037
     Deferred                                       (85)       (132)      (222)
                                             ----------  ----------  ---------
                                                  2,376       2,157      1,815
                                             ----------  ----------  ---------
       TOTAL                                 $    8,883  $    6,797  $   6,146
                                             ==========  ==========  =========

    The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Federal income taxes computed at
      the statutory rate                     $   10,677  $    8,829  $   8,486
    Add (deduct) tax effect of:
     Tax exempt income                           (2,679)     (3,016)    (3,081)
     State tax, net of federal benefit            1,550       1,402      1,180
     Affordable housing credits                    (565)       (587)      (491)
     Other, net                                    (100)        169         52
                                             ----------  ----------  ---------
       TOTAL                                 $    8,883  $    6,797  $   6,146
                                             ==========  ==========  =========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

    (Dollar amounts in thousands)                           1999       1998
------------------------------------------------------------------------------
    Deferred tax assets:
     Loan losses provision                               $    7,275  $   6,646
     Deferred compensation                                      582        588
     Compensated absences                                       314        282
     Net unrealized losses on available-for-sale
       securities                                             5,220          -
     Other                                                      446        705
                                                         ----------  ---------
       TOTAL GROSS DEFERRED ASSETS                       $   13,837  $   8,221
                                                         ----------  ---------

    Deferred tax liabilities:
     Net unrealized gains on available-for-sale
       securities                                        $        -  $  (5,409)
     Depreciation                                            (1,176)    (1,250)
     Lease financing                                           (182)      (204)
     Pensions                                                  (871)      (792)
     Other                                                     (379)      (307)
                                                         ----------  ---------
       TOTAL GROSS DEFERRED LIABILITIES                      (2,608)    (7,962)
                                                         ----------  ---------
       NET DEFERRED TAX ASSETS                           $   11,229  $     259
                                                         ==========  =========

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

    The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include conditional commitments and stand-by letters of credit. The financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. The Corporation's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is limited generally by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the consolidated financial statements.

    The Corporation had unused lines of credit of $169.0 million and $159.0 million and commitments to extend credit of $7.1 million and $7.2 million as of December 31, 1999 and 1998, respectively. In addition, the Corporation had outstanding commitments of $2.6 million and $2.4 million under standby letters of credit as of December 31, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RETIREMENT PLANS:

    Substantially all employees of the Corporation are covered by a retirement program that consists of a defined benefit plan and an employee stock ownership plan (ESOP). Benefits under the defined benefit plan are actuarially determined based on an employee's service and compensation, as defined, and funded as necessary.

    Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $1,021 thousand, $350 thousand and $109 thousand in 1999, 1998 and 1997, respectively. The Corporation contributed $873 thousand, $750 thousand and $726 thousand to the ESOP in 1999, 1998 and 1997, respectively.

    Pension expense included the following components:

    (Dollar amounts in thousands)               1999         1998        1997
------------------------------------------------------------------------------
    Service cost - benefits earned           $      927  $    1,183  $   1,222
    Interest cost on projected
      benefit obligation                          1,858       2,091      1,527
    Expected return on plan assets               (1,900)     (2,361)    (1,505)
    Net amortization and deferral                     3        (159)       (37)
                                             ----------  ----------  ---------
    Total pension expense                    $      888  $      754  $   1,207
                                             ==========  ==========  =========

    The information below sets forth the change in benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

                                                        December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999                    1998
------------------------------------------------------------------------------
    Change in benefit obligation:
     Benefit obligation at January 1         $   27,498              $  29,577
     Service cost                                   927                  1,183
     Interest cost                                1,858                  2,091
     Actuarial (gain) loss                        1,105                 (5,075)
     Benefits paid                                 (370)                  (278)
                                             ----------              ---------
     Benefit obligation at December 31           31,018                 27,498
                                             ----------              ---------

    Reconciliation of fair value of plan assets:
     Fair value of plan assets at January 1      25,754                 29,562
     Actual return on plan assets                  (171)                (4,605)
     Employer contributions                       1,894                  1,075
     Benefits paid                                 (370)                  (278)
                                             ----------              ---------
     Fair value of plan assets
       at December 31                            27,107                 25,754
                                             ----------              ---------
    Funded status:
     Funded status at December 31                (3,911)                (1,744)
     Unrecognized transition obligation            (174)                  (348)
     Unrecognized prior service cost                 48                     64
     Unrecognized net actuarial cost              6,185                  4,017
                                             ----------              ---------
     Prepaid pension asset recognized in
        the consolidated balance sheets      $    2,148              $   1,989
                                             ==========              =========
    Principal assumptions used:
     Discount rate                                 7.00%                  6.50%
     Rate of increase in compensation levels       5.00%                  5.00%
     Expected long-term rate of return
       on plan assets                              8.00%                  8.00%

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Corporation also provides medical benefits to its employees subsequent to their retirement. Accrued post- retirement benefits as of December 31, 1999 and 1998 are as follows:
                                                        December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999                   1998
------------------------------------------------------------------------------
    Change in benefit obligation:
      Benefit obligation at January 1        $    2,606              $   2,452
      Service cost                                   57                     48
      Interest cost                                 195                    165
      Plan participants' contributions               10                     15
      Actuarial (gain) loss                         262                     59
      Actual benefits paid                         (192)                  (133)
                                             ----------              ---------
      Benefit obligation at December 31      $    2,938              $   2,606
                                             ==========              =========
    Reconciliation of funded status:
      Funded status                               2,938              $   2,606

      Unrecognized transition obligation           (844)                  (905)
      Unrecognized net gain (loss)               (1,022)                  (807)
                                             ----------              ---------
      Accrued benefit cost                   $    1,072              $     894
                                             ==========              =========

    The post-retirement benefits paid in 1999 and 1998 of $192 thousand and $133 thousand, respectively, were fully funded by company and participant contributions. There were no other changes to plan assets in 1999 and 1998.

    Weighted-average assumptions as of December 31:
                                                        December 31,
                                             ---------------------------------
                                                1999                   1998
------------------------------------------------------------------------------
    Discount rate                                  7.00%                  6.50%
    Initial weighted health care cost
      trend rate                                  10.00%                  9.50%
    Ultimate health care cost trend rate           5.00%                  5.50%

    Post-retirement health benefit expense included the following components:

                                                 Years Ended December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Service cost                             $       57  $       48  $      41
    Interest cost                                   195         165        166
    Amortization of transition obligation            60          60         61
    Recognized actuarial loss                        48          30         25
                                             ----------  ----------  ---------
    Net periodic benefit cost                $      360  $      303  $     293
                                             ==========  ==========  =========

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                              1% Point               1% Point
                                              Increase               Decrease
------------------------------------------------------------------------------

    Effect on total of service and interest
      cost components                        $       22              $     (10)
    Effect of post-retirement
      benefit obligation                     $      301              $    (142)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER COMPREHENSIVE INCOME:

    Other comprehensive income components and related taxes were as follows:

                                                        December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)              1999         1998        1997
------------------------------------------------------------------------------
    Unrealized holding gains and losses
      on available-for-sale securities       $  (26,382) $    3,160  $   3,877
    Less reclassification adjustments
      for gains and losses later
      recognized in income                         (189)       (905)      (407)
                                             ----------  ----------  ---------
    Net unrealized gains and losses             (26,571)      2,255      3,470
    Tax effect                                   10,629        (902)    (1,388)
                                             ----------              ---------
    Other comprehensive income               $  (15,942) $    1,353  $   2,082
                                             ==========  ==========  =========

14. REGULATORY  MATTERS:

    The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

    Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 1999, approximately $31.5 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval.

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain mini- mum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 1999 and 1998, that the Corporation meets all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

    The table on the following page presents the actual and required capital amounts and related ratios for the Corporation and the lead bank, Terre Haute First National Bank, at year end 1999 and 1998.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               To Be Well Capitalized
                                                              For Capital     Under Prompt Corrective
                                               Actual      Adequacy Purposes     Action Provisions
                                         ----------------  -----------------  -----------------------
    (Dollar amounts in thousands)         Amount  Ratio     Amount    Ratio      Amount     Ratio
-----------------------------------------------------------------------------------------------------

    TOTAL RISK-BASED CAPITAL
     Corporation - 1999                  $188,719  15.91%  >$94,893   >8.0%    >$118,616   >10.0%
                                                           -          -        -           -
     Corporation - 1998                   185,429  16.29%  > 91,077   >8.0%    > 113,846   >10.0%
                                                           -          -        -           -
     Terre Haute First - 1999             117,432  15.75%  > 59,468   >8.0%    >  73,560   >10.0%
                                                           -          -        -           -
     Terre Haute First - 1998             109,269  14.85%  > 58,884   >8.0%    >  73,605   >10.0%
                                                           -          -        -           -
    TIER I RISK-BASED CAPITAL
     Corporation - 1999                  $173,853  14.66%  >$47,446   >4.0%    > $71,170   > 6.0%
                                                           -          -        -           -
     Corporation - 1998                   171,171  15.04%  > 45,538   >4.0%    >  68,308   > 6.0%
                                                           -          -        -           -
     Terre Haute First - 1999             108,104  14.50%  > 29,824   >4.0%    >  44,736   > 6.0%
                                                           -          -        -           -
     Terre Haute First - 1998             100,238  13.62%  > 29,442   >4.0%    >  44,163   > 6.0%
                                                           -          -        -           -
    TIER I LEVERAGE CAPITAL
     Corporation - 1999                  $173,853   9.36%  >$74,272   >4.0%    > $92,840   > 5.0%
                                                           -          -        -           -
     Corporation - 1998                   171,171   9.83%  > 69,668   >4.0%    >  87,085   > 5.0%
                                                           -          -        -           -
     Terre Haute First - 1999             108,104   9.04%  > 47,837   >4.0%    >  59,797   > 5.0%
                                                           -          -        -           -
     Terre Haute First - 1998             100,238   9.05%  > 44,299   >4.0%    >  55,374   > 5.0%
                                                           -          -        -           -


15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

    The parent company's condensed balance sheets as of December 31, 1999 and 1998, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1999, are as follows:

    BALANCE SHEETS
                                                              December 31,
                                                         ---------------------
    (Dollar amounts in thousands)                           1999       1998
    --------------------------------------------------------------------------
    ASSETS
     Cash deposits in affiliated banks                   $    8,647  $  11,054
     Investments in bank subsidiaries                       156,150    167,721
     Land and headquarters building, net                      6,902      7,075
     Other                                                    9,726      8,816
                                                         ----------  ---------
         TOTAL ASSETS                                    $  181,425  $ 194,666
                                                         ==========  =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES
     Long-term borrowings                                $    6,935  $   7,080
     Dividends payable                                        3,442      3,154
     Other liabilities                                        2,366      2,249
                                                         ----------  ---------
         TOTAL LIABILITIES                                   12,743     12,483
    SHAREHOLDERS' EQUITY                                    168,682    182,183
                                                         ----------  ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  181,425  $ 194,666
                                                         ==========  =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Income:
     Dividends from bank subsidiaries        $   17,457  $   17,815  $   6,431
     Other income                                   890         899        933
                                             ----------  ----------  ---------
       Total income                              18,347      18,714      7,364
    Expenses:
     Interest on long-term borrowings               366         335        355
     Other operating expenses                     1,617       1,684      1,498
                                             ----------  ----------  ---------
       Total operating expenses                   1,983       2,019      1,853
                                             ----------  ----------  ---------

       Income before income taxes and equity
         in undistributed earnings of
         bank subsidiaries                       16,364      16,695      5,511
     Income tax credit                              457         738        457
                                             ----------  ----------  ---------
       Income before equity in undistributed
         earnings of bank subsidiaries           16,821      17,433      5,968
    Equity in undistributed earnings of
       bank subsidiaries                          4,801       1,125     12,132
                                             ----------  ----------  ---------
       Net income                            $   21,622  $   18,558  $  18,100
                                             ==========  ==========  =========

    STATEMENTS OF CASH FLOWS
                                                 Years Ended December 31,
                                             ---------------------------------
    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                               $   21,622  $   18,558  $  18,100
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Provision for depreciation
           and amortization                         349         172        171
         Equity in undistributed earnings
           of bank subsidiaries                  (4,801)     (1,125)   (12,132)
         (Decrease) increase in other
            liabilities                            (331)        286        (11)
         Increase in other assets                  (204)       (542)      (282)
                                             ----------  ----------  ---------
           NET CASH PROVIDED BY
             OPERATING ACTIVITIES                16,635      17,349      5,846
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term
        borrowings                                 (145)       (145)      (116)
      Proceeds from reissuance of
        treasury stock                                -         (27)         -
      Purchase of treasury stock                (12,673)     (4,089)         -
      Dividends paid                             (6,224)     (5,624)    (4,677)
                                             ----------  ----------  ---------
           NET CASH USED BY FINANCING
             ACTIVITIES                         (19,042)     (9,885)    (4,793)
                                             ----------  ----------  ---------
           NET (DECREASE) INCREASE IN CASH       (2,407)      7,464      1,053
           CASH, BEGINNING OF YEAR               11,054       3,590      2,537
                                             ----------  ----------  ---------
           CASH, END OF YEAR                 $    8,647  $   11,054  $   3,590
                                             ==========  ==========  =========

      Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest                            $      362  $      311  $     360
                                             ==========  ==========  =========
         Income taxes                        $   10,182  $    7,403  $   7,367
                                             ==========  ==========  =========

FIRST FINANCIAL CORPORATION

RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of First Financial Corporation:

     The management of First Financial Corporation has prepared and is responsible for the preparation and accuracy of the financial statements and other information included in this report. The financial statements have been prepared in accordance with generally accepted accounting principles and where appropriate, include amounts based on judgments and estimates by management.

     To fulfill its responsibility, the Corporation maintains and continues to refine a system of internal accounting controls and procedures to provide reasonable assurance that (i) the Corporation's assets are safeguarded; (ii) transactions are executed in accordance with proper management authorization; and (iii) financial records are reliable for the preparation of financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management judgments with respect to the relative costs and expected benefits of such control procedures.

     Management assessed First Financial Corporation's internal control structure over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 1999.

     Crowe, Chizek and Company LLP performs an independent audit of the Corporation's financial statements for the purpose of determining that such statements are presented in conformity with generally accepted accounting principles and their report appears below. The independent accountants are appointed based upon recommendations by the Examining and Trust Audit Committee and approved by the Board of Directors.

     The Examining and Trust Audit Committee of the Board of Directors, composed of three outside directors, meets periodically with the Corporation's management and the independent accountants to discuss the audit scope and findings as well as address internal control systems and financial reporting matters. The independent accountants have direct access to the Examining and Trust Audit Committee.


/s/ Donald E. Smith                                 /s/ Michael A. Carty
-----------------------------------                 --------------------------
Donald E. Smith                                     Michael A. Carty
President & Chief Executive Officer                 Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of First Financial Corporation:

     We have audited the accompanying consolidated balance sheet of First Financial Corporation as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of First Financial Corporation as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997, were audited by other auditors whose report dated January 22, 1999, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Indianapolis, Indiana                        /s/ Crowe, Chizek and Company LLP
January 14, 2000                             ---------------------------------
                                             Crowe, Chizek and Company LLP

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews the financial condition of First Financial Corporation at December 31, 1999 and 1998, and the results of its operations for the three years ended December 31, 1999. Where appropriate, factors that may affect future financial performance are also discussed. The discussion should be read in conjunction with the accompanying consolidated financial statements, related footnotes and selected financial data.

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

First Financial Corporation (the Corporation) is a multi-bank holding company. The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries. The Corporation's principal subsidiary is Terre Haute First National Bank (Terre Haute First) located in Vigo County. The Corporation's other eight wholly-owned bank subsidiaries are First State Bank of Clay County, Indiana (First State), First Citizens State Bank of Newport, Indiana (Citizens), First Farmers State Bank of Sullivan, Indiana (Farmers), First Ridge Farm State Bank of Ridge Farm, Illinois (Ridge Farm), First Parke State Bank of Rockville, Indiana (Parke), The Morris Plan Company of Vigo County, Indiana (Morris Plan), First National Bank of Marshall, Illinois (Marshall), and First Crawford State Bank of Robinson, Illinois (Crawford). The Corporation also has a fully-owned subsidiary, First Financial Reinsurance Company, a corporation incorporated in the country of Turks and Caicos Islands (FFRC). At the close of business in 1999 the Corporation and its subsidiaries had 701 full-time equivalent employees.

Terre Haute First is the largest bank in Vigo County. It operates eleven full-service banking branches within the county. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space.

First State has five branch locations in Clay County, a county contiguous to Vigo County. Citizens has four branches, all of which are located in Vermillion County, a county contiguous to Vigo County. Farmers has six branches of which five are located in Sullivan County and one in Greene County. Sullivan County is contiguous to Vigo County. Morris Plan has one branch and is located in Vigo County. Ridge Farm has one branch and is located in Vermilion County, Illinois. Parke has four branches in Parke County, a county contiguous to Vigo County. Marshall has one branch and is located in Clark County, Illinois, a county contiguous to Vigo County. Crawford has two branches in Crawford County, Illinois, and one branch in Lawrence County, Illinois.

Terre Haute First and Morris Plan face competition from other financial institutions in Vigo County. These competitors consist of two commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, brokerage firms and credit unions. The seven other bank subsidiaries have similar competition in their primary market areas. The number of competitors of each subsidiary is as follows:

    - FIRST STATE Three commercial banks, two credit unions and one brokerage firm in Clay County, Indiana.

    - CITIZENS    Three commercial banks and two credit unions in Vermillion
                  County, Indiana.

    - FARMERS     Two commercial banks and one brokerage firm in Sullivan
                  County, Indiana, and three commercial banks, one savings and loan, and one credit union in Greene County, Indiana.

    - PARKE Two commercial banks, five credit unions and two brokerage firms in Parke County, Indiana.

    - RIDGE Farm Four commercial banks, three savings and loans, ten credit unions and four brokerage firms in Vermilion County, Illinois.

    - MARSHALL    Three commercial banks and one savings and loan in Clark
                  County, Illinois.

    - CRAWFORD    Four commercial banks, two credit unions and four
                  brokerage firms in Crawford County, Illinois, and seven commercial banks and one credit union in Lawrence County, Illinois.

The Corporation's business activities are centered in west-central Indiana and east-central Illinois. The Corporation has no foreign activities other than periodically investing available funds in time deposits held in foreign branches of domestic banks.

FIRST FINANCIAL CORPORATION

RESULTS OF OPERATIONS--SUMMARY FOR 1999

    Net income for 1999 increased to $21.6 million from $18.6 million in 1998 and earnings per share increased to $3.10 for 1999 from $2.58 in 1998. This increase was primarily the result of improved net interest income and non-interest income.

    The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

    The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding.

    Total average interest-earning assets increased to $1,749.9 million in 1999 from $1,641.0 million in 1998. However, the yield on these assets decreased to 7.90% in 1999 from 8.15% in 1998. Total average interest-bearing liabilities amounted to $1,516.9 million in 1999 compared to $1,406.8 million in 1998. However, the yield on these interest-bearing liabilities decreased to 4.40% in 1999 from 4.72% in 1998.

    On a tax equivalent basis, net interest income increased $4.2 million from $67.3 million in 1998 to $71.5 million in 1999. The net interest margin decreased from 4.10% in 1998 to 4.09% in 1999. This decrease is primarily the result of declining rates earned on loans being offset by declining costs of time and other deposits.

    The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 1999 to 1998 and 1998 to 1997.


                                             1999 Compared to 1998                        1998 Compared to 1997
                                           Increase (Decrease) Due to                  Increase (Decrease) Due to
                                   --------------------------------------------   ---------------------------------------
                                                            Volume/                                   Volume/
    (Dollar amounts in thousands)   Volume       Rate        Rate       Total      Volume     Rate      Rate     Total
-------------------------------------------------------------------------------------------------------------------------
    Interest earned on
      interest-earning assets:
        Loans (1) (2)              $  7,528    $ (4,574)   $   (366)  $  2,588   $10,056   $   (438)  $   (52) $  9,566
        Taxable investment
          securities                    906         487          16       1,409    (1,696)    (2,481)      135    (4,042)
        Tax-exempt
          investment
          securities ((2))              383         (15)          -         368       615         22         1       638
        Federal funds sold              263         (48)        (20)        195       518         (4)      (14)      500
        Interest-bearing
          deposits:
          Domestic                        -           -           -         -         (34)       (34)       34       (34)
                                   --------    --------    --------    --------   -------   --------   -------  --------
    Total interest income          $  9,080    $ (4,150)   $   (370)   $  4,560   $ 9,459   $ (2,935)  $   104  $  6,628
                                   --------    --------    --------    --------   -------   --------   -------  --------
    Interest paid on
      interest-bearing liabilities:
     Savings deposits                   486        (635)        (33)       (182)       16        (40)        -       (24)
        Time deposits                (1,602)     (3,400)        133      (4,869)    3,430        638        59     4,127
        Short-term borrowings           927        (130)        (43)        754       (58)       (82)        2      (138)
        Other                         5,759        (751)       (326)      4,682       899       (473)      (33)      393
                                   --------    --------    --------    --------   -------   --------   -------  --------
      Total interest expense          5,570      (4,916)       (269)        385     4,287         43        28     4,358
                                   --------    --------    --------    --------   -------   --------   -------  --------
      Net interest income          $  3,510    $    766    $   (101)   $  4,175   $ 5,172   $ (2,978)  $    76  $  2,270
                                   ========    ========    ========    ========   =======   ========   =======  ========


        (1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

        (2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

RESULTS OF OPERATIONS--SUMMARY FOR 1999

PROVISION FOR LOAN LOSSES

    The provision for loan losses is established by charging current earnings with an amount which will maintain the allowance for loan losses at a level sufficient to provide for losses in the Corporation's loan portfolio. Management considers several factors in determining the provision, including loss experience, changes in the composition of the portfolio, the financial condition of borrowers, economic trends, and general economic conditions. The provision for loan losses totaled $4.7 million and $5.4 million for 1999 and 1998, respectively.

    Net charge-offs for 1999 decreased to $3.2 million from $3.4 million in 1998. At December 31, 1999, the resulting allowance for loan losses was $17.9 million or 1.51% of total loans, net of unearned income. A year earlier the allowance was $16.4 million or 1.48% of total loans.

OTHER INCOME

    Other income increased 13.2% in 1999 to $12.0 million from $10.6 million earned in 1998. Trust department income and other service charges and fees increased $343 thousand and $2.1 million, respectively. These increases are the result of a focused effort to increase fee-based income.

OTHER EXPENSES

    Other expenses totaled $43.5 million for 1999 compared to $42.6 million for 1998. This represents an increase of $0.9 million or 2.1% for 1999. Salaries and related benefits, the largest component of this group, increased from $23.5 million to $24.6 million or 4.7%. All other expenses for 1999 decreased to $11.5 million from $11.7 mil- lion as compared to 1998.

INCOME TAXES

    The Corporation's federal income tax provision was $6.5 million in 1999 compared to a provision of $4.6 million in 1998. The overall effective tax rate in 1999 of 29.1% compares to a 1998 effective rate of 26.8%.

COMPARISON OF 1998 TO 1997

    Net income for 1998 was $18.6 million or $2.58 per share compared to $18.1 million in 1997 or $2.58 per share. This increased income was primarily the result of improved net interest income and non-interest income.

    Although net interest income increased $2.4 million in 1998 as compared to 1997, the net interest margin decreased slightly from 4.24% in 1997 to 4.10% in 1998. This decrease is primarily the result of the higher costs of interest-bearing liabilities.

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION--SUMMARY

    The Corporation's total assets increased to a record $1,905 million at December 31, 1999, up from $1,850 million a year earlier. Loans, net of unearned income, increased by $80.1 million, to $1,192 million. While all categories increased significantly, loans related to real estate mortgages and commercial loans increased by $35.4 million and $14.9 million to $672.0 million and $247.9 million, respectively. The increase resulted primarily because of favorable interest rates. The overall increase in loans was primarily funded by deposits and advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank at December 31, 1999, were $375.7 million. Total shareholders' equity at December 31, 1999, was $168.7 million compared to $182.2 million a year earlier. This reduction is the result of increased dividends returned to shareholders and stock repurchase plans under which 288,972 shares were repurchased during 1999 for $12.7 million. In addition, during 1999, the Corporation recorded a net unrealized loss on available-for-sale securities of $15.9 million. While this fluctuation in fair value reduced shareholders' equity, no loss is recognized in net income unless the security is actually sold. Following is an analysis of the components of the Corporation's balance sheet. Information describing the components of the Corporation's investment securities, the market value, maturities and weighted average yields of the investments is included in Note 4 of the notes to the consolidated financial statements.

LOAN PORTFOLIO

    Loans outstanding by major category as of December 31 for each of the last five years and the maturities and interest sensitivity of the loans outstanding as of December 31, 1999, are set forth in the following analysis.


    (Dollar amounts in thousands)   1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------
    LOAN CATEGORY
    Commercial, financial and
      agricultural               $  247,949  $  233,080  $  229,855  $ 197,449   $ 180,858
    Real estate - construction       44,782      32,880      23,734     22,629      22,882
    Real estate - mortgage          671,972     636,615     561,466    508,010     460,060
    Installment                     223,459     205,251     188,552    188,670     213,696
    Lease financing                   5,723       5,825       3,271      3,284       4,151
                                 ----------  ----------  ----------  ---------   ---------
          TOTAL                  $1,193,885  $1,113,651  $1,006,878  $ 920,042   $ 881,647
                                 ==========  ==========  ==========  =========   =========


                                             After One
                                   Within    But Within  After Five
    (Dollar amounts in thousands) One Year   Five Years    Years      Total
------------------------------------------------------------------------------
    MATURITY DISTRIBUTION
    Commercial, financial and
      agricultural               $  149,506  $   57,285  $  41,158  $  247,949
    Real estate - construction       20,966      10,954     12,862      44,782
                                 ----------  ----------  ---------  ----------
          TOTAL                  $  170,472  $   68,239  $  54,020     292,731
                                 ==========  ==========  =========  ==========
    Real estate - mortgage                                             671,972
    Installment                                                        223,459
    Lease financing                                                      5,723
          TOTAL                                                     $1,193,885

    Loans maturing after one year with:
     Fixed interest rates                    $   35,069  $  40,885
     Variable interest rates                     33,170     13,135
                                             ----------  ----------
          TOTAL                              $   68,239  $  54,020
                                             ==========  ==========

FINANCIAL CONDITION--SUMMARY

ALLOWANCE FOR LOAN LOSSES

    The activity in the Corporation's allowance for loan losses is shown in the following analysis:


    (Dollar amounts in thousands)                1999        1998        1997       1996       1995
-----------------------------------------------------------------------------------------------------
    Amount of loans outstanding
     at December 31,                          $1,193,885  $1,113,651  $1,006,878  $920,042   $881,647
                                             ===========  ==========  ==========  ========   ========
    Average amount of loans by year           $1,151,968  $1,066,537  $  953,008  $885,964   $881,559
                                             ===========  ==========  ==========  ========   ========
    Allowance for loan losses
     at beginning of year                    $    16,429  $   13,503  $   10,756  $ 10,616   $ 10,536
     Allowance resulting from acquisition              -         970           -         -          -
    Loans charged off:
     Commercial, financial and agricultural          344       1,195         487     2,577      1,364
     Real estate - mortgage                          932         614         596       207        293
     Installment                                   3,034       2,827       2,732     2,615      2,016
     Leasing                                           -           -           -         2        148
                                             -----------  ----------  ----------  --------   --------
         Total loans charged off                   4,310       4,636       3,815     5,401      3,821
                                             -----------  ----------  ----------  --------   --------

    Recoveries of loans previously charged off:
     Commercial, financial and agricultural          170         461         260       426        727
     Real estate - mortgage                          142         101         163       147        138
     Installment                                     788         634         747       500        466
     Leasing                                           5           -          10         7          7
                                             -----------  ----------  ----------  --------   --------
         Total recoveries                          1,105       1,196       1,180     1,080      1,338
                                             -----------  ----------  ----------  --------   --------

    Net loans charged off                          3,205       3,440       2,635     4,321      2,483
    Provision charged to expense                   4,725       5,396       5,382     4,461      2,563
                                             -----------  ----------  ----------  --------   --------
    Balance at end of year                   $    17,949  $   16,429  $   13,503  $ 10,756   $ 10,616
                                             ===========  ==========  ==========  ========   ========
    Ratio of net charge-offs during period
     to average loans outstanding                   .28%        .32%         .28%      .49%       .28%
                                             ===========  ==========  ==========  ========   ========

    Management anticipates $1.5 million of commercial, financial and agricultural loans, $349 thousand of real estate-mortgage loans, $2.2 million of installment loans, and $6 thousand of leases will be charged off for 2000.

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION--SUMMARY

UNDER-PERFORMING LOANS

    Management monitors the components and status of under-performing loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectibility. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. The interest income for non-accrual and restructured loans that would have been recorded in 1999, 1998 and 1997, under the original terms of the loans is $364 thousand, $495 thousand and $377 thousand, respectively. The Corporation recorded interest income on such loans in the amounts of $119 thousand, $149 thousand and $135 thousand for 1999, 1998 and 1997, respectively.

   (Dollar amounts in thousands)   1999       1998      1997    1996     1995
------------------------------------------------------------------------------
    Non-accrual loans            $  2,879   $ 4,103   $3,866   $2,504   $3,130
    Restructured loans                959         7       17       34      185
                                 --------   -------   ------   ------   ------
                                    3,838     4,110    3,883    2,538    3,315
    Accruing loans past due         5,229     8,184    4,384    5,296    5,809
                                 --------   -------   ------   ------   ------
                                 $  9,067   $12,294   $8,267   $7,834   $9,124
                                 ========   =======   ======   ======   ======

    The ratio of the allowance for loan losses as a percentage of under-performing loans was 198% at December 31, 1999, compared to 134% in 1998. This increase is the result of a significant decrease in the amount of loans past due 90 days or more, amounting to $5.2 million in 1999 as compared to $8.2 million in 1998. This decrease is primarily due to stricter lending standards and an overall positive economic environment within our geographic lending area. These loans are secured and management anticipates continued improvement in performance of the loan portfolio.

    The following loan categories comprise significant components of the under-performing loans at December 31, 1999:

    (Dollar amounts in thousands)
------------------------------------------------------------------------------
    Non-accrual loans:
     1-4 family residential                              $    1,617         56%
     Commercial loans                                           697         24
     Installment loans                                          544         19
     Other, various                                              21          1
                                                         ----------  ---------
                                                         $    2,879        100%
                                                         ==========  =========
    Past due 90 days or more:
     1-4 family residential                              $    2,927         56%
     Commercial loans                                         1,306         25
     Installment loans                                          830         16
     Other, various                                             166          3
                                                         ----------  ---------
                                                         $    5,229        100%
                                                         ==========  =========

    There are no material concentrations by industry within the under-performing loans.

    An element of the Corporation's asset quality management process is the ongoing review and grading of each affiliate's commercial loan portfolio. At December 31, 1999, approximately $25 million of commercial loans are graded doubtful or substandard. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. Many of these loans are still accruing and are, generally, performing in accordance with their loan agreements. However, for reasons such as previous payment history, bankruptcy proceedings, industry concerns or information specific to that borrower, it is the opinion of management that these loans require close monitoring.

FINANCIAL CONDITION--SUMMARY

DEPOSITS

    Total deposits decreased to $1,256.1 million at December 31, 1999, from $1,260.4 million at December 31, 1998. The Corporation experienced a fluctuation between deposit types due to a rate-sensitive market environment. The information below presents the average amount of deposits and rates paid on those deposits for 1999, 1998 and 1997.


                                          1999                 1998               1997
                                -------------------   ------------------  -------------------
    (Dollar amounts in thousands)  Amount     Rate      Amount     Rate     Amount      Rate
---------------------------------------------------------------------------------------------
    Non-interest-bearing
      demand deposits           $  143,551            $  133,259          $  127,924
    Interest-bearing
      demand deposits              294,953    2.31%      277,051   2.43%     278,898    2.40%
    Savings deposits               114,326    2.09%      112,078   2.35%     109,587    2.46%
    Time deposits:
      $100,000 or more             200,133    5.16%      205,028   5.69%     191,953    5.65%
      Other time deposits          503,928    5.12%      527,640   5.56%     478,381    5.44%
                                ----------            ----------          ----------
        TOTAL                   $1,256,891            $1,255,056          $1,186,743
                                ==========            ==========          ==========


    The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 1999, are summarized as follows:

                                3 months or less               $ 52,285
                                Over 3 through 6 months          31,066
                                Over 6 through 12 months         36,476
                                Over 12 months                   98,688
                                                               --------
                                    TOTAL                      $218,515
                                                               ========

SHORT-TERM BORROWINGS

    A summary of the carrying value of the Corporation's short-term borrowings at December 31, 1999, 1998 and 1997 is presented below:

    (Dollar amounts in thousands)               1999        1998       1997
------------------------------------------------------------------------------
    Federal funds purchased                  $   19,559  $   48,022  $  24,850
    Repurchase agreements                        35,718      52,549     22,165
    Other short-term borrowings                   8,222       3,061      4,282
                                             ----------  ----------  ---------
                                             $   63,499  $  103,632  $  51,297
                                             ==========  ==========  =========

    Federal funds purchased amounted to $19.6 million in 1999 compared to $48.0 million in 1998. Repurchase agreements were $35.7 million in 1999, down from $52.5 million a year earlier. The amounts and interest rates related to federal funds purchased and repurchase agreements are presented below:


    (Dollar amounts in thousands)               1999        1998        1997
------------------------------------------------------------------------------
    Average amount outstanding               $   63,641  $   45,266  $  46,907
    Maximum amount outstanding at a
      month end                                 150,168     102,513     74,774
    Average interest rate during year              5.19%       5.51%      5.68%
    Interest rate at year-end                      5.25%       5.60%      6.00%

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION--SUMMARY

OTHER BORROWINGS

    Advances from the Federal Home Loan Bank increased to $375.7 million in 1999 compared to $275.4 million in 1998. The major reasons for the increase were temporary liquidity requirements and the arbitrage of several investments with these funds. The difference between the investment yield and borrowing rate provided a positive return to the Corporation. This strategy was primarily implemented in the fourth quarter of 1995 and continued through 1998 and 1999. As of December 31, 1999, the total investments in such programs totaled $67.5 million. The Asset/Liability Committee reviews these investments and considers the related strategies on a weekly basis. See Interest Rate Sensitivity and Liquidity on the following page for more information.

CAPITAL RESOURCES

    As of December 31, 1999, the Corporation's shareholders' equity was $168.7 million, a decrease of 7.41% from the 1998 level of $182.2 million. This reduction is the result of increased dividends returned to shareholders and two stock repurchase plans, under which 288,972 shares were repurchased during 1999 for $12.7 million. In addition, during 1999, the Corporation recorded a net unrealized loss on available-for-sale securities of $15.9 million. While this fluctuation in fair value reduced shareholders' equity, no loss is recognized in net income unless the security is sold. Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 1999.

    First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 1999 and 1998 was 30.1% and 32.5%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

INTEREST RATE SENSITIVITY AND LIQUIDITY

    First Financial Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan and deposit demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee. The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished through management of the subsidiary banks' balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

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

FINANCIAL CONDITION--SUMMARY

    In its interest rate risk management, the Corporation currently does not utilize any derivative products nor does it have a trading account. The Corporation does invest in assets whose value is derived from an underlying asset. These assets are mostly government agency issued mortgage-backed securities and callable agency securities. The performance of these assets in changing rate environments is included in the following table. The table below shows the Corporation's estimated earnings sensitivity profile as of December 31, 1999. Given a 100 basis point increase in rates, net interest income would decrease 2.27% over the next 12 months and decrease 5.46% over the next 24 months. A 100 basis point decrease would result in a .13% increase in net interest income over the next 12 months and a 3.22% increase over the next 24 months. These estimates assume all rates changed overnight and management took no action as a result of this change.

                                       Percentage Change in Net Interest Income
                                       ----------------------------------------
           Basis Point
           Interest Rate Change         12 months     24 months     36 months
-------------------------------------------------------------------------------
           Down 200                       -0.28%        4.90%         0.42%
           Down 100                        0.13         3.22          0.96
           Up 100                         -2.27        -5.46         -3.09
           Up 200                         -3.77        -8.93         -3.69

    Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

    LIQUIDITY RISK

    Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $40.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $23.7 million in securities to be called within 2000 or the next 12 months.

OUTLOOK

    The Wabash Valley, the Corporation's primary market area, has enjoyed economic growth similar to the national economy for 1999. Recently, the market has seen the announcement of various plant and industrial park expansions. As these facilities begin their operations, it is expected that the local economy will continue to grow and that employment numbers will increase. Many of the companies currently providing goods and services in our market areas are experiencing increased sales and project further growth. Management anticipates that growth in loans and deposits will follow this economic activity.

    The Corporation also continues to look for merger or acquisition opportunities throughout the Wabash Valley that share First Financial's mission of quality service to their customers. These smaller institutions increasingly realize the need to align with an organization that has the resources to compete on a regional level. With the largest retail presence in the Wabash Valley, First Financial is poised to provide these resources.

    Like most other financial institutions, the Corporation has placed a high emphasis on marketing efforts. The goal is to attain a greater share of each customer's financial activities, commonly called "share of the wallet." To this end, First Financial has established a full-service brokerage, expanded its trust activities and is currently evaluating the delivery of certain insurance products. These activities are expected to provide an increased amount of fee-based income in the future.

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

                                                                         December 31,
                                 -----------------------------------------------------------------------------------------
                                              1999                          1998                          1997
                                 -----------------------------------------------------------------------------------------
                                   Average             Yield/    Average                Yield/   Average             Yield/
(Dollar amounts in thousands)      Balance   Interest   Rate     Balance    Interest    Rate     Balance   Interest   Rate
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans (1) (2)                  $1,151,968    96,565   8.38%  $1,066,537  $  93,977    8.81% $  953,008  $  84,411   8.86%
  Taxable investment securities     427,781    28,500   6.66      413,941     27,091    6.54     437,791     31,133   7.11
  Tax-exempt investment
    securities (2)                  153,112    12,383   8.09      148,383     12,015    8.10     140,768     11,377   8.08
  Federal funds sold                 16,991       852   5.01       12,131        657    5.42       2,822        157   5.56
  Interest-bearing deposits
    in other banks:
      Domestic                            -         -      -            -          -       -         509         34   6.68
                                 ----------  --------   ----   ----------  ---------    ----  ----------  ---------  -----
  Total interest-earning assets  $1,749,852  $138,300   7.90%  $1,640,992  $ 133,740    8.15% $1,534,898  $ 127,112   8.28%
                                 ==========  ========   ====   ==========  =========    ====  ==========  =========  =====

Non-interest earning assets:
  Cash and due from bank         $   58,212                    $   54,909                     $   49,725
  Premises and equipment, net        24,847                        24,723                         25,515
  Other assets                       41,469                        36,766                         32,913
  Less allowance for loan losses    (17,585)                      (15,690)                       (12,302)
                                 ----------                    ----------                     ----------
        TOTALS                   $1,856,795                    $1,741,700                     $1,630,749
                                 ==========                    ==========                     ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits                  409,279     9,193   2.25%     389,129      9,375    2.41%    388,485      9,399   2.42%
  Time deposits                     704,061    36,144   5.13      732,668     41,013    5.60     670,334     36,886   5.50
  Short-term borrowings              66,594     3,469   5.21       49,643      2,715    5.47      50,665      2,853   5.63
  Other                             337,007    18,009   5.34      235,333     13,327    5.66     220,031     12,934   5.88
                                 ----------  --------   ----   ----------  ---------    ----  ----------  ---------  -----
  Total interest-bearing
    liabilities:                 $1,516,941  $ 66,815   4.40%  $1,406,773  $  66,430    4.72% $1,329,515  $  62,072   4.67%
                                 ==========  ========   ====   ==========  =========    ====  ==========  =========  ======

  Non interest-bearing
    liabilities:
  Demand deposits                   143,551                       133,259                        127,924
  Other                              23,973                        29,223                         19,154
                                  1,684,465                     1,569,255                      1,476,593
                                 ----------                    ----------                     ----------
  Shareholders' equity              172,330                       172,445                        154,156
                                 ----------                    ----------                     ----------
        TOTALS                   $1,856,795                    $1,741,700                     $1,630,749
                                 ==========                    ==========                     ==========
  Net interest earnings                      $ 71,485                      $  67,310                      $  65,040
                                             ========                      =========                      =========
  Net yield on interest-earning assets                  4.09%                           4.10%                         4.24%
                                                        ====                            ====                          ====


    (1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

    (2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

EFFECTS OF INFLATION

    The effects of inflation on an enterprise's reported results of operations vary depending on the components of the enterprise's assets and liabilities. Except for a bank's premises and equipment, which comprise a relatively small portion of total assets, a bank's assets and liabilities are primarily monetary in nature. Consequently, because a bank's monetary assets exceed monetary liabilities, banks generally experience a loss in purchasing power during periods of inflation. However, when considering the effects of inflation on banks, it is important to remember that interest rates, which affect the bank's costs for funds, do not always move in correlation with consumer prices.

MARKET AND DIVIDEND INFORMATION

    At year-end 1999 shareholders owned 6,845,418 shares of the Corporation's common stock. The stock is traded over-the-counter under the NASDAQ National Market System with the symbol THFF. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
    Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 1999 and 1998.

                                  1999                         1998
                       --------------------------    -------------------------
                       Bid Quotation      Cash        Bid Quotation     Cash
                                        Dividends                    Dividends
    Quarter ended       High      Low   Declared      High     Low   Declared
------------------------------------------------------------------------------
    March 31           $51.50   $41.00               $56.50   $51.75
    June 30             45.00    36.41   $ .44        54.00    47.13   $ .40
    September 30        38.25    35.00                51.00    41.50
    December 31         41.50    34.50   $ .50        49.38    38.88   $ .44

SELECTED QUARTERLY DATA

                                                            1999
                                  ------------------------------------------------------------
                                                        Net     Provision
                                  Interest  Interest  Interest   for Loan    Net    Net Income
    (Dollar amounts in thousands)  Income   Expense    Income     Losses    Income   Per Share
----------------------------------------------------------------------------------------------
    March 31                      $32,614   $16,283   $16,331     $1,482    $4,992    $ .71
    June 30                        32,897    16,328    16,569      1,078     5,386    $ .77
    September 30                   33,774    16,692    17,082      1,084     5,520    $ .80
    December 31                    34,291    17,512    16,779      1,081     5,724    $ .83



                                                            1998
                                  ------------------------------------------------------------
                                                        Net     Provision
                                  Interest  Interest  Interest   for Loan    Net    Net Income
    (Dollar amounts in thousands)  Income   Expense    Income     Losses    Income   Per Share
                                  ------------------------------------------------------------
    March 31                      $31,479   $16,074   $15,405     $1,407    $4,500    $ .62
    June 30                        32,106    16,585    15,521      1,549     4,170    $ .58
    September 30                   32,589    16,768    15,821      1,345     4,860    $ .67
    December 31                    32,963    17,003    15,960      1,095     5,028    $ .71