Form 10-Q
period 2000-03-31
FIRST FINANCIAL CORP /IN/
filed 2000-05-12
CIK 714562

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                      SECURITIES EXCHANGE ACT OF 1934

                        FIRST FINANCIAL CORPORATION

                               March 31, 2000

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549


        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000

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

         (812) -238-6000
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x___    No _____.

As of March 31, 2000 were outstanding 6,762,368 shares without par value, of the registrant.

                   FIRST FINANCIAL CORPORATION

                             FORM 10-Q

                               INDEX


PART I.  Financial Information                                      Page No.

     Item 1.  Financial Statements:

          Consolidated Statements of Condition............................3

          Consolidated Statements of Income...............................4

          Consolidated Statements of Shareholders' Equity.................5

          Consolidated Statements of Cash Flows...........................6

          Notes to Consolidated Financial Statements......................7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............9

     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk........................................9

PART II.  Other Information:


     Signatures..........................................................13

                    FIRST FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CONDITION

                                                      March, 31   December, 31
                                                         2000          1999
                                                     (Unaudited)
        ASSETS                                         (Amounts in thousands)
Cash and due from banks                                  $58,965     $58,075
Federal funds sold and securities purchased
 under agrrement to resell                               11,970         190
Securities, available-for-sale                           593,673     594,319
Loans:
 Commercial, financial and agricultural                  261,113     247,949
 Real estate - construction                               47,704      44,782
 Real estate - mortgage                                  689,668     671,972
 Installment                                             225,417     223,459
 Lease financing                                           4,785       5,723
                                                       1,228,687   1,193,885

 Less:
  Unearned income                                           -761      -1,987
  Allowance for loan losses                              -18,684     -17,949
                                                       1,209,242   1,173,949
Accrued interest receivable                               14,740      14,703
Premises and equipment, net                               26,293      26,095
Other assets                                              38,822      37,870
        TOTAL ASSETS                                  $1,953,705  $1,905,201

        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                    $146,741    $148,230
 Interest-bearing:
  Certificates of deposit of $100 or more                215,804     218,515
  Other interest-bearing deposits                        885,074     889,370
                                                       1,247,619   1,256,115

Short-term borrowings                                     93,655      63,499
Other borrowings                                         423,449     382,322
Other liabilities                                         18,633      34,583
        TOTAL LIABILITIES                              1,783,356   1,736,519

Shareholders' equity:
Common stock, $.125 stated value per share;
 Authorized shares--40,000,000
 Issued shares--7,225,483 shares in 2000 and 1999
 Outstanding shares--6,762,368 in 2000 and
  6,845,418 in 1999                                          903         903
Additional capital                                        66,680      66,680
Retained earnings                                        131,095     125,680
Accumulated other comprehensive income:
 Unrealized (losses) gains on investments, net of tax     -8,649      -7,819
Less: Treasury shares at cost--463,115 in 2000 and
 380,065 in 1999                                          19,680      16,762

        TOTAL SHAREHOLDERS' EQUITY                       170,349     168,682

        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $1,953,705  $1,905,201

The accompanying notes are an integral part of the consolidated financial statements.

                          FIRST FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                           March 31
                                                       2000        1999
                                                          (Unaudited)
                                                    (Amounts in thousands,
                                                     except per share data)

INTEREST INCOME:
 Loans                                                 $25,256  $23,434
 Investment securities:
  Taxable                                                7,695    6,999
  Tax-exempt                                             2,103    1,999
                                                         9,798    8,998
 Other interest income                                      97      334
  TOTAL INTEREST INCOME                                 35,151   32,766

INTEREST EXPENSE:
 Deposits                                               11,565   11,431
 Other                                                   6,832    4,852
  TOTAL INTEREST EXPENSE                                18,397   16,283

  NET INTEREST INCOME                                   16,754   16,483

  Provision for loan losses                                860    1,482

  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            15,894   15,001
OTHER INCOME
 Trust department                                          775      737
 Service charges and fees on deposit accounts            1,053      872
 Investment securities gains                                 0       24
 Other                                                     857    1,214
                                                         2,685    2,847
OTHER EXPENSES
 Salaries and employee                                   5,899    6,064
 Occupancy expense                                         772      735
 Equipment expense                                         960      883
 Other                                                   3,195    3,203
                                                        10,826   10,885

  INCOME BEFORE INCOME TAX EXPENSE                       7,753    6,963
Income Tax Expense                                       2,338    1,971
  NET INCOME                                            $5,415  $ 4,992


EARNINGS PER SHARE:
 NET INCOME                                              $0.80   $ 0.71

Weighted average number of
 shares outstanding                                      6,802    7,046


The accompanying notes are an integral part of the consolidated financial statements.


                              FIRST FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  Three Months Ended
                                March 31, 2000 and 1999

                                                               Accumulated
                                                                  Other
(Dollar amounts in thousands,   Common  Additional  Retained  Comprehensive  Treasury
  except per share data)         Stock    Capital   Earnings     Income       Stock       Total

Balance, January 1, 2000         $903    $66,680    $125,680     $-7,819     $-16,762   $168,682
Comprehensive income:
 Net income                                            5,415                               5,415

Changes in net unrealized
gains / losses on securities,
net of tax and reclassification
adjustments                                                         -830                    -830
 Total comprehensive income                                                                4,585

Treasury stock purchased                                                       -2,918      2,918
                              __________________________________________________________________
Balance, March 31, 2000          $903    $66,680    $131,095     $-8,649     $-19,680   $170,349



Balance, January 1, 1999         $903    $66,680    $110,566      $8,123      $-4,089   $182,183
Comprehensive income:
 Net income                                            4,992                               4,992


Change in net unrealized
gains/losses on securities,
net of tax and reclassification
adjustments                                                       -2,135                  -2,135
 Total comprehensive income                                                                2,857

  Treasury stock purchased                                                     -7,760     -7,760
Balance, March 31, 1999          $903    $66,680    $115,558      $5,988     $-11,849   $177,280


The accompanying notes are an integral part of the consolidated financial statements.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                           March  31,
                                                       2000          1999
                                                          (Unaudited)
                                                     (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  5,415       $4,992
Adjustment to reconcile net income to net cash
 provided by operating activities:
  Net amortization of discounts on investments           -533         -375
  Provision for loan losses                               860        1,482
  Securities gains                                          0          -24
  Provision for depreciation and amortization             821          703
  Other, net                                          -13,622        3,034
   NET CASH PROVIDED BY OPERATING ACTIVITIES           -7,059        9,812

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of available-for-sale securities                     116       11,006
Maturities of available-for-sale securities            17,213       89,899
Purchases of available-for-sale securities            -17,402      -65,032
Loans made to customers, net of repayments            -35,606       -7,034
Net increase in federal funds sold                    -11,780      -26,960
Additions to premises and equipment                    -1,019         -909
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   -48,478          970

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                 -8,496      -20,085
Net (decrease) increase in short-term borrowings       30,156       -4,279
Dividends paid                                         -3,442       -3,154
Purchase of treasury stock                             -2,918       -7,760
Proceeds from other borrowings                        147,491       37,099
Repayments on other borrowings                       -106,364      -21,271
   NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    56,427      -19,450

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   890       -8,668
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      58,075       54,877

   CASH AND CASH EQUIVALENTS, END OF PERIOD           $58,965      $46,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest             $17,978      $16,327

 Income taxes paid                                       $592         $721


The accompanying notes are an integral part of the consolidated financial statements.

                    FIRST FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying March 31, 2000 and 1999 consolidated financial statements are unaudited. The December 31, 1999 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1999 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1999 annual report.

1. The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature. The Corporation reports financial information for only one segment, banking.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, which will be adopted by the Corporation in 2001, is not anticipated to have a material impact on the Corporation's financial position or results of operations.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral.

The following table summarizes impaired loan information.

                                                              (000's)
                                                             March 31,
                                                         2000         1999

Impaired loans with related allowance for loan
 losses calculated under SFAS No. 114...................$1,588       $3,033


    Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.  Securities
    The cost and fair value of the Corporation's securities at March 31, 2000 are shown below. All securities are classified as available-for-sale.


                                                       (000's)
                                                    March 31, 2000
                                          Amortized Cost      Fair Value

Available-For-Sale:
 United States Government                    $184,419          $177,007
 United States Government Agencies            210,911           203,668
 State and Municipal                          165,036           162,667
 Other                                         51,339            50,340
                                             $611,705          $593,682

4. Short-Term Borrowings
   Period-end short-term borrowings were comprised of the following:

                                             March 31,          December 31,
                                               2000                 1999
   Federal Funds Purchased                   $69,847              $19,559
   Repurchase Agreements                      23,123               35,718
   Note Payable - U.S. Government                685                8,222
                                             $93,655              $63,499


5. Other Borrowings
   Long term borrowings at period end are summarized as follows:

                                             March 31,          December 31,
                                               2000                 1999
   FHLB Advances                            $416,842             $375,713
   City of Terre Haute, Indiana
    Economic Development Revenue Bonds         6,600                6,600
   Other                                           7                    9
                                            $423,449             $382,322


6.  Changes in Shareholders' Equity

Under the Corporation's common stock repurchase program announced in November, 1999, the Corporation has repurchased 463,115 shares as of March 31, 2000 compared to 380,065 shares as of December 31, 1999.

                         FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

  The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 1999.

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


                   Summary of Operating Results


  Net income of $5.4 million was up 8.5% from the $5.0 million reported in 1999. Basic earnings per share was up 12.7% from the $.71 reported in the first quarter of 1999 to $.80 per share for the same period in 2000.

  The increased earnings are the result of a 1.6% increase in net interest income and a 42% decrease in the provision for loan losses from the same period for 1999.


Net Interest Income

  The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Net interest income increased to $16.8 million in the first three months of 2000 from $16.5 million in the same period of 1999 due to an increase in earning asset volume while the net interest margin decreased to 3.99% in 2000 from 4.08% in the same period of 1999. This decrease resulted from a shift in the liability mix to higher cost products.

Other Income

  Other income for the three month period ending March 31, 2000, as compared to the same period of 1999 decreased $.2 million or 5.7%. The reduction was the result of a $.4 million or 29.4% decrease in other income, primarily gains or losses incurred in the sale of residential real estate loans.

Other Expenses

  Other expenses for the first three months of 2000, as compared to the same period of 1999, remained relatively the same with slight increases in occupancy and equipment costs offset by a 2.7% decrease in salaries and employee benefits.

Allowance for Loan Losses

  The Corporation's provision for loan losses decreased to $860 thousand for the first three months of 2000 compared to $1.5 million in the same period of 1999.

  At March 31, 2000, the allowance for loan losses was 1.52% of net loans. This compares with an allowance of 1.50% at December 31, 1999. Net chargeoffs for the first three months of 1999 were $.1 million compared to $.5 million for the same period of 1999. The ratio of net chargeoffs to average loans outstanding for the last five years ended December 31, 1999, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $18.6 million at March 31, 2000 is adequate.

Underperforming Assets

  Underperforming assets consist primarily of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain,
(2) loans and leases which have been renegotiated to provide for a reduction oor deferral of interest or principal because of a deterioration in the financial position of the borrower, (3) loans and leases past due ninety days or more as to principal or interest and (4) land sold on contract. A summary of Underperforming assets at March 31, 2000 and December 31, 1999 follows:


                                              (000')               (000')
                                          March 31, 2000     December 31, 1999

Nonaccrual loans and leases                  $ 2,570              $ 2,879
Renegotiated loans and leases                    700                  959
Land sold on contract and others               3,155                3,248
 Total non-performing assets                   6,425                7,086
Ninety days past due loans and leases          5,251                5,229
 Total Underperforming assets                $11,676              $12,315

Ratio of the allowance for loan losses
 as a percentage of non-performing assets        291%                 253%
Ratio of the allowance for loan losses
 as a percentage of Underperforming assets       160%                 146%

  The following loan categories comprise significant components of the under-performing loans at March 31, 2000 and December 31, 1999.

Non-Accrual Loans:

                                         (000's)                (000's)
                                      March 31, 2000      December 31, 1999
1-4 family residential               $1,235      48%        $1,617      56%
Commercial loans                        733      28            697      24
Installment loans                       524      21            544      19
Other, various                           78       3             21       1
                                     $2,570     100%        $2,879     100%


Past due 90 days or more:

1-4 family residential               $1,861      35%        $2,927      56%
Commercial loans                      2,310      44          1,306      25
Installment loans                       889      17            830      16
Other, various                          191       4            166       3
                                     $5,251     100%        $5,229     100%

  There are no material industry concentrations within the Underperforming loans.

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

  The table below shows the Corporation's estimated earnings sensitivity profile as of March 31, 2000. Given a 100 basis point increase in rates, net interest income would decrease .62% over the next 12 months and decrease 1.61% over the second 12 month period. A 100 basis point decrease would result in a .84% decrease in net interest income over the next 12 months and a .73% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.


Basis Point                          Percentage Change in Net Interest Income
Interest Rate Change                 12 months      24 months      36 months
Down 300                               -.39%          -.08%         -2.23%
Down 200                                .17            .35          -1.79
Down 100                               -.84           -.73          -2.86
Up 100                                 -.62          -1.61           6.85
Up 200                                -2.47          -2.68           -.54
Up 300                               - 2.86          -3.20          -1.14


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

Liquidity Risk

  Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $10.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $31.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $1.4 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

  The Corporation experienced asset growth of $48.5 million for first quarter or 2.5% since year end. This compares to the $15.7 million for the same period of 1999. This growth was the result of an increase in net loans outstanding of $35.3 million and increased federal funds sold and securities purchased under agreements to resell of $11.8 million. The growth was funded by a 10.7% increase, $41.1 million, in other borrowings, Federal Home Loan Bank advances, and a $30.1 million increase in Short-term borrowings.

Capital Adequacy

  As of March 31, 2000 the Corporation's leverage ratio was 8.82% compared to 9.18% at December 31, 1999.

  At March 31, 2000 the Corporation's total capital, which includes Tier II capital, was 14.95% compared to 15.91% at December 31, 1999. These amounts exceed minimum regulatory capital requirements.

                    FIRST FINANCIAL CORPORATION
                     PART II OTHER INFORMATION
                             FORM 10-Q
                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST FINANCIAL CORPORATION
                                     (Registrant)




Date: May 12, 2000                   By      (Signature)
                                     Donald E. Smith, Chairman



Date: May 12, 2000                   By      (Signature)
                                     Norman L. Lowery, Vice Chairman



Date: May 12, 2000                   By      (Signature)
                                     Michael A. Carty, Treasurer