Form 10-Q
period 2000-06-30
FIRST FINANCIAL CORP /IN/
filed 2000-08-10
CIK 714562

FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                             FIRST FINANCIAL CORPORATION

                                    June 30, 2000

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   June 30, 2000

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

As of June 30, 2000 were outstanding 6,700,349 shares without par value, of the registrant.

                            FIRST FINANCIAL CORPORATION

                                      FORM 10-Q

                                        INDEX


PART I.  Financial Information                                        Page No.

     Item 1.  Financial Statements:


          Consolidated Statements of Condition...........................3

          Consolidated Statements of Income..............................4

          Consolidated Statements of Shareholders' Equity and
            Comprehensive Income.........................................5

          Consolidated Statements of Cash Flows..........................7

          Notes to Consolidated Financial Statements.....................8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................9

PART II.  Other Information:


          Signatures....................................................14

                             FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CONDITION
                 (Dollar amounts in thousands, except per share data)

                                                     June 30,     December 31,
                                                       2000           1999
                                                   (Unaudited)
              ASSETS
Cash and due from banks                              $69,986         $58,075
Federal funds sold and short-term investments         10,865             190
Securities, available-for-sale                       591,304         594,319
Loans:
  Commercial, financial and agricultural             270,304         247,949
  Real estate - construction                          47,605          44,782
  Real estate - mortgage                             713,738         671,972
  Installment                                        229,478         223,459
  Lease financing                                      5,007           5,723
                                                   1,266,132       1,193,885
  Less:
    Unearned income                                     -887          -1,987
    Allowance for loan losses                        -19,055         -17,949
                                                   1,246,190       1,173,949
Accrued interest receivable                           16,418          14,703
Premises and equipment, net                           26,419          26,095
Other assets                                          29,851          37,870
     TOTAL ASSETS                                 $1,991,033      $1,905,201

     LIABILITIES AND SHAREHOLDERS'
Deposits
  Noninterest-bearing                               $133,969        $148,230
  Interest-bearing:
    Certificates of deposit of $100 or more          204,007         218,515
    Other interest-bearing deposits                  913,118         889,370
                                                   1,251,094       1,256,115

Short-term borrowings                                122,379          63,499
Other borrowings                                     425,707         382,322
Other liabilities                                     19,596          34,583
     TOTAL LIABILITIES                             1,818,776       1,736,519

Shareholders' equity:
Common stock, $.125 stated value per share;
  Authorized shares--40,000,000
  Issued shares--7,225,483 shares in 2000 and 1999
  Outstanding shares--6,700,349 in 2000 and
    6,845,418 in 1999                                    903             903
  Additional capital                                  66,680          66,680
  Retained earnings                                  133,685         125,680
  Accumulated other comprehensive income :
    Unrealized (losses) gains on investments,
      net of tax                                      -7,287          -7,819
    Treasury shares at cost--525,134 in 2000 and
      380,065 in 1999                                -21,724         -16,762

     TOTAL SHAREHOLDERS' EQUITY                      172,257         168,682

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,991,033      $1,905,201

The accompanying notes are an integral part of the consolidated financial statements.

                              FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 2000          1999        2000        1999
                               Unaudited    Unaudited    Unaudited   Unaudited
                         (Dollar amounts in thousands, except per share amounts)
INTEREST INCOME:
  Loans                         $26,302      $23,681     $51,558      $47,115
  Securities:
    Taxable                       7,782        7,226      15,477       14,225
    Tax-exempt                    2,101        2,030       4,204        4,029
                                  9,883        9,256      19,681       18,254
Other interest income               101          148         198          482
  TOTAL INTEREST INCOME          36,286       33,085      71,437       65,851

INTEREST EXPENSE:
  Deposits                       11,554       11,225      23,119       22,656
  Other                           7,675        5,103      14,507        9,955
    TOTAL INTEREST EXPENSE       19,229       16,328      37,626       32,611

    NET INTEREST INCOME          17,057       16,757      33,811       33,240

    Provision for loan losses     1,189        1,078       2,049        2,560

    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES  15,868       15,679      31,762       30,680
NONINTEREST INCOME
Trust department income             663          589       1,438        1,326
Service charges and fees on
  deposit accounts                1,222        1,027       2,275        1,899
Investment security gains           143          133         143          157
Other                             1,428        1,175       2,285        2,389
                                  3,456        2,924       6,141        5,771
NONINTEREST EXPENSES
  Salaries and employee           5,980        6,195      11,879       12,259
  Occupancy expense                 692          731       1,464        1,466
  Equipment expense                 849          865       1,809        1,748
  Other                           3,139        3,203       6,334        6,406
                                 10,660       10,994      21,486       21,879
    INCOME BEFORE INCOME TAXES
      EXPENSE                     8,664        7,609      16,417       14,572
Income Tax Expense                2,583        2,223       4,921        4,194
    NET INCOME                   $6,081       $5,386     $11,496      $10,378

EARNINGS PER SHARE:
    NET INCOME                    $0.90        $0.77       $1.70        $1.48

Weighted average number of
  shares outstanding              6,729        6,975       6,765        7,010

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE INCOME
                                Three Months Ended
                              June 30, 2000 and 1999

                                                                  Accumulated
                                                                     Other
(Dollar amounts in thousands,   Common   Additional   Retained   Comprehensive   Treasury
  except per share data)        Stock     Capital     Earnings       Income        Stock        Total
Balance, April 1, 2000          $903      $66,680     $131,095       $-8,649      -19,680     $170,349
Comprehensive income:
  Net income                                             6,081                                   6,081

  Change in net unrealized
  gains/(losses) on securities,
  net of tax                                                           1,362                     1,362
    Total comprehensive income                                                                   7,443

Cash dividends, $.52 per share                          -3,491                                  -3,491
Treasury stock purchase                                                            -2,044       -2,044
                                ______________________________________________________________________
Balance, June 30, 2000          $903      $66,680     $133,685       $-7,287     $-21,724     $172,257


Balance, April  1, 1999         $903      $66,680     $115,558        $5,988     $-11,849     $177,280
Comprehensive income:
  Net income                                             5,386                                   5,386
  Change in net unrealized
  gains/(losses) on securities,
  net of tax                                                          -7,529                    -7,529
    Total comprehensive income                                                                  -2,143

Cash dividends, $.44 per share                          -3,069                                  -3,069

                                ______________________________________________________________________
Balance, June 30, 1999          $903      $66,680     $117,875       $-1,541     $-11,849     $172,068

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE INCOME
                                 Six  Months Ended
                               June 30, 2000 and 1999
                                                                  Accumulated
                                                                     Other
(Dollar amounts in thousands,  Common   Additional   Retained    Comprehensive   Treasury
except per share data)         Stock     Capital     Earnings        Income         Stock      Total

Balance, January 1, 2000        $903     $66,680     $125,680       $-7,819      $-16,762     $168,682
Comprehensive income:
  Net income                                           11,496                                   11,496
  Change in net unrealized
  gains/(losses) on securities,
  net of tax                                                            532                        532
  Total comprehensive income                                                                    12,028

Cash dividends, $.52 per share                         -3,491                                   -3,491
Treasury stock purchase                                                            -4,962       -4,962

                                ______________________________________________________________________
Balance, June 30, 2000          $903     $66,680     $133,685       $-7,287      $-21,724     $172,257


Balance, January 1, 1999        $903     $66,680     $110,566        $8,123       $-4,089     $182,183
Comprehensive income:
  Net income                                           10,378                                   10,378
  Change in net unrealized
  gains/(losses) on securities,
  net of tax                                                         -9,664                     -9,664
  Total comprehensive income                                                                       714

Cash dividends, $.44 per share                         -3,069                                   -3,069
Treasury stock purchase                                                            -7,760       -7,760

                                ______________________________________________________________________
Balance, June 30, 1999          $903     $66,680     $117,875       $-1,541      $-11,849     $172,068


The accompanying notes are an integral part of the consolidated financial statements.

                              FIRST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              June 30,
                                                          2000         1999
                                                             (Unaudited)
                                                   (Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $11,496      $10,378
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Net amortization of discounts on investments         -1,096         -133
    Provision for loan losses                             2,049        2,560
    Securities gains                                          0         -157
    Provision for depreciation and amortization           1,628        1,358
    Other, net                                           -9,565        3,439
  NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES        4,512       17,445

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                      116       38,281
Maturities of available-for-sale securities              25,085      117,820
Purchases of available-for-sale securities              -20,272     -121,925
Loans made to customers, net of repayments              -73,828      -42,602
Net increase in federal funds sold                      -10,675          100
Additions to premises and equipment                      -1,867       -1,260
  NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES      -81,441       -9,586

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                   -5,021        6,583
Net increase (decrease) in short-term borrowings         58,880      -10,114
Dividends paid                                           -3,442       -3,154
Purchase of treasury stock                               -4,962       -7,760
Proceeds from other borrowings                          217,746       40,122
Repayments on other borrowings                         -174,361      -24,432
  NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES       88,840        1,245

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   11,911        9,104
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         58,075       54,877

  CASH AND CASH EQUIVALENTS, END OF PERIOD              $69,986      $63,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Cash paid during the period for interest              $37,996      $33,140

  Income taxes paid                                      $5,958       $3,689

The accompanying notes are an integral part of the consolidated financial statements.

                             FIRST FINANCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying June 30, 2000 and 1999 consolidated financial statements are unaudited. The December 31, 1999 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1999 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1999 annual report.

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

The following table summarizes impaired loan information.


                                                             (000's)
                                                             June 30,
                                                        2000         1999

Impaired loans with related allowance for
  loan losses calculated under SFAS No. 114..........  $2,395       $2,902


    Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.  Securities
    The cost and fair value of the Corporation's investments at June 30, 2000 are shown below. All securities are classified as available-for-sale.


                                                          (000's)
                                                       June 30, 2000
                                             Amortized Cost      Fair Value

United States Government                        $181,317          $174,976
United States Government Agencies                208,329           200,776
State Municipal                                  166,513           165,256
Other                                             51,397            50,296
                                                $607,556          $591,304

4.  Short-Term Borrowings
    Period-end short-term borrowings were comprised of the following:

                                                 June 30,       December 31,
                                                   2000             1999

    Federal Funds Purchased                     $103,970           $19,559
    Repurchase Agreements                         13,747            35,718
    Note Payable - U.S. Government                 4,662             8,222
                                                $122,379           $63,499

5.  Other Borrowings
    Long term borrowings at period end are summarized as follows:

                                                 June 30,       December 31,
                                                   2000,            1999
    FHLB                                        $419,101          $375,713
    City of Terre Haute, Indiana
    Economic Development Revenue bonds             6,600             6,600
    Other                                              6                 9
                                                $425,707          $382,322

6. Changes in Shareholders' Equity

   Under the Corporation's common stock repurchase program announced in November, 1999, the Corporation has repurchased 525,134 shares as of June 30, 2000 compared to 380,065 shares as of December 31, 1999.

                          FIRST FINANCIAL CORPORATION


ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

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


                            Summary of Operating Results


    Net income of $11.5 million was up 10.6% from the $10.4 million reported in 1999. Basic earnings per share was up 14.9% from the $1.48 reported in the second quarter of 1999 to $1.70 per share for the same period in 2000.

    The increased earnings are the result of a 1.2% increase in net interest income and a 20% decrease in the provision for loan losses from the same period for 1999.

    For the three month period ended June 30, 2000, net income of $6.1 million was 12.9% higher than the $5.4 million reported in 1999. Earnings per share of $.90 for the second quarter is 16.9% higher than the $.77 reported for the second quarter of 1999. Increased net interest income and a slight reduction in non-interest expense is the primary reason for the improved performance.

Net Interest Income

    The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. Net interest income increased to $33.8 million in the first six months of 2000 from $33.2 million in the same period of 1999 due to an increase in earning asset volume while the net interest margin decreased to 3.97% in 2000 from 4.09% in the same period of 1999. This decrease resulted from a shift in the liability mix to higher cost sources.

    Net interest income increased to $17.1 million in the second quarter of 2000, from the $16.8 million reported in 1999, while the net interest margin decreased to 3.95% in the second quarter of 2000, from 4.11% reported in 1999.

Noninterest Income

    Noninterest income for the six month period ending June 30, 2000, as compared to the same period of 1999, increased $.4 million or 6.4%. The increase was driven by higher service charges and fees on deposit products.

    Noninterest income for the second quarter increased by 18.2% to $3.5 million from the $2.9 million reported in 1999. The increase is the result of additional fee income generated through the sale of products and services.

Noninterest Expenses

    Noninterest expenses for the first six months of 2000, as compared to the same period of 1999, decreased $.4 million due mainly to a 3.1% decrease in salaries and employee benefits.

    Noninterest expenses for the second quarter were $10.7 million, $.3 million less than the $11.0 million reported for the same period of 1999. All categories of other expenses were slightly lower for the three month period ended June 30, 2000.

Allowance for Loan Losses

   The Corporation's provision for loan losses decreased to $2 million for the first six months of 2000 compared to $2.6 million in the same period of 1999.

   At June 30, 2000, the allowance for loan losses was 1.53% of net loans. This compares with an allowance of 1.50% at December 31, 1999. Net chargeoffs for the first six months of 1999 were $.9 million compared to $1.2 million for the same period of 1999. The ratio of annual net chargeoffs to average loans outstanding for the five years ended December 31, 1999, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $19.1 million at June 30, 2000, is adequate.

Nonperforming Loans and Leases

    Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at June, 2000 and December 31, 1999 follows:

                                              (000's)             (000's)
                                           June 30, 2000     December 31, 1999

Nonaccrual loans and leases                   $3,864               $2,879
Renegotiated loans and leases                    239                  959
Ninety days past due loans and leases          4,311                5,229
 Total nonperforming loans and leases         $8,414               $9,067

Ratio of the allowance for loan losses as a
 percentage of nonperforming loans and leases    226%                 198%

    The following loan categories comprise significant components of the underperforming loans at June 30, 2000 and December 31, 1999.

Non-Accrual Loans:

                                        (000's)                   (000's)
                                     June 30, 2000           December 31, 1999

  1-4 family residential             $1,203    31%              $1,617    56%
  Commercial loans                    2,037    53                  697    24
  Installment loans                     624    16                  544    19
  Other, various                          0     0                   21     1
                                     $3,864   100%              $2,879   100%



Past due 90 days or more:

  1-4 family residential             $1,668    39%              $2,927    56%
  Commercial loans                    1,971    46                1,306    25
  Installment loans                     661    15                  830    16
  Other, various                         11     0                  166     3
                                     $4,311   100%              $5,229   100%


There are no material industry concentrations within the underperforming loans.

Interest Rate Sensitivity and Liquidity

    The Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee (the Committee). The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished through management of the subsidiary bank's balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

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

    The Committee reviews a series of monthly reports to ensure that performance objectives are being met. It monitors and controls interest rate risk through earnings simulation. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve, and changes in prepayment speeds on net interest income. The primary measure of Interest Rate Risk is "Earnings at Risk." This measure projects the earnings effect of various rate movements over the next three years on net interest income. It is important to note that measures of interest rate risk have limitations and are dependent upon certain assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis and believes the assumptions to be valid and theoretically sound. The relationships are continuously monitored for behavioral changes.

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

     The table below shows the Corporation's estimated earnings sensitivity profile as of June 30, 2000. Given a 100 basis point increase in rates, net interest income would decrease 2.18% over the next 12 months and decrease 2.52% over the second 12 month period. A 100 basis point decrease would result in a
 .45% decrease in net interest income over the next 12 months and a .20% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.

Basis Point                           Percentage Change in Net Interest Income
Interest Rate Change                  12 months      24 months      36 months
Down 300                                -2.42%         -1.33%         -7.05%
Down 200                                -1.47           -.84          -4.64
Down 100                                 -.45           -.20          -2.10
Up 100                                  -2.18          -2.52           -.62
Up 200                                  -4.61          -5.36          -1.52
Up 300                                  -7.83          -9.15          -3.39


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

Liquidity Risk

    Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $9.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $2.7 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $1.6 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

    The Corporation experienced asset growth of $85.8 million, or 4.5% since year end. This compares to the asset reduction of $3.6 million or a .2% for the same period of 1999. This growth was the result of an increase in net loans outstanding of $72.2 million and increased federal funds sold and short-term investments of $10.7 million. The growth was funded by an 11.4% increase, or $43.4 million, Federal Home Loan Bank advances and a $58.9 million increase in short-term borrowings primarily federal funds purchased.

Capital Adequacy

    As of June 30, 2000, the Corporation's leverage ratio was 9.15% compared to 9.36% at December 31, 1999.

    At June 30, 2000, the Corporation's total capital, which includes Tier II capital, was 15.49% compared to 15.91% at December 31, 1999. These amounts exceed minimum regulatory capital requirements.

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


                                               FIRST FINANCIAL CORPORATION
                                                      (Registrant)



Date: August 11, 2000                          By       (Signature)
                                               Donald E. Smith, Chairman



Date: August 11, 2000                          By       (Signature)
                                               Norman L. Lowery, Vice Chairman



Date: August 11, 2000                          By       (Signature)
                                               Michael A. Carty, Treasurer