Form 10-Q
period 2000-09-30
FIRST FINANCIAL CORP /IN/
filed 2000-11-13
CIK 714562

FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                             FIRST FINANCIAL CORPORATION

                                 September 30, 2000

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000

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

    (812) 238-6000
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x___    No _____.

As of September 30, 2000 were outstanding 6,694,237 shares without par value, of the registrant.

                            FIRST FINANCIAL CORPORATION

                                      FORM 10-Q

                                        INDEX


PART I.   Financial Information
                                                                      Page No.

     Item 1.  Financial Statements:


          Consolidated Statements of Condition.............................3

          Consolidated Statements of Income................................4

          Consolidated Statements of Shareholders' Equity and
            Comprehensive Income...........................................5

          Consolidated Statements of Cash Flows............................7

          Notes to Consolidated Financial Statements.......................8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................10

PART II.  Other Information:


     Signatures...........................................................14

                             FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CONDITION
                (Dollar amounts in thousands, except per share data)

                                                September 30,      December 31,
                                                    2000               1999
                                                 (Unaudited)
               ASSETS
Cash and due from banks                            $75,310            $58,075
Federal funds sold and short-term investments            0                190
Securities, available-for-sale                     581,351            594,319
Loans:
  Commercial, financial and agricultural           272,949            247,949
  Real estate - construction                        47,392             44,782
  Real estate - mortgage                           732,335            671,972
  Installment                                      232,197            223,459
  Lease financing                                    4,894              5,723
                                                 1,289,767          1,193,885
  Less:
    Unearned income                                   -858             -1,987
    Allowance for loan losses                      -19,367            -17,949
                                                 1,269,542          1,173,949
Accrued interest receivable                         17,194             14,703
Premises and equipment, net                         26,195             26,095
Other assets                                        29,692             37,870
   TOTAL ASSETS                                 $1,999,284         $1,905,201

   LIABILITIES AND SHAREHOLDERS'
Deposits:
  Noninterest-bearing                             $141,764           $148,230
  Interest-bearing:
    Certificates of deposit of $100 or more        235,490            218,515
    Other interest-bearing deposits                904,601            889,370
                                                 1,281,855          1,256,115

Short-term borrowings                               73,464             63,499
Other borrowings                                   445,226            382,322
Other liabilities                                   16,902             34,583
   TOTAL LIABILITIES                             1,817,447          1,736,519

Shareholders' equity:
Common stock, $.125 stated value per share;
  Authorized shares--40,000,000
  Issued shares--7,225,483 shares
    in 2000 and 1999
  Outstanding shares--6,694,237 in 2000
    and 6,845,418 in 1999                              903                903
Additional capital                                  66,680             66,680
Retained earnings                                  139,659            125,680
Accumulated other comprehensive income/(loss):
Unrealized gains/(losses) on
  investments, net of tax                           -3,492             -7,819
Treasury shares at cost--531,246 in 2000
  and 380,065 in 1999                              -21,913            -16,762

   TOTAL SHAREHOLDERS' EQUITY                      181,837            168,682

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,999,284         $1,905,201

The accompanying notes are an integral part of the consolidated financial statements.

                              FIRST FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                  2000        1999           2000        1999
                                Unaudited   Unaudited      Unaudited   Unaudited
                         (Dollar amounts in thousands, except per share amounts)
INTEREST INCOME:
  Loans                          $27,374     $24,772       $78,932     $71,887
  Securities:
    Taxable                        7,627       7,104        23,104      21,329
    Tax-exempt                     2,085       2,001         6,289       6,030
                                   9,712       9,105        29,393      27,359
Other interest income                 48          23           246         505
TOTAL INTEREST INCOME             37,134      33,900       108,571      99,751

INTEREST EXPENSE:
  Deposits                        12,721      11,197        35,840      33,853
  Other                            8,210       5,495        22,717      15,450
TOTAL INTEREST EXPENSE            20,931      16,692        58,557      49,303

NET INTEREST INCOME               16,203      17,208        50,014      50,448

Provision for loan losses          1,140       1,084         3,189       3,644

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       15,063      16,124        46,825      46,804
NONINTEREST INCOME
  Trust department                   653         646         2,091       1,972
  Service charges and fees
    on deposits                    1,193       1,009         3,468       2,859
  Investment security
    gains/(losses)                   -42          37           101         194
  Other                            2,040         958         4,325       3,396
                                   3,844       2,650         9,985       8,421
NONINTEREST EXPENSES
  Salaries and employee benefits   5,786       6,252        17,665      18,511
  Occupancy expense                  768         726         2,232       2,192
  Equipment expense                  943         941         2,752       2,689
  Other                            3,099       3,035         9,433       9,441
                                  10,596      10,954        32,082      32,833
INCOME BEFORE INCOME TAXES
  EXPENSE                          8,311       7,820        24,728      22,392
Income Tax Expense                 2,337       2,300         7,258       6,494
  NET INCOME                      $5,974      $5,520       $17,470     $15,898

EARNINGS PER SHARE:
  NET INCOME                       $0.89       $0.80         $2.59       $2.28

Weighted average number of
  shares outstanding               6,696       6,942         6,742       6,988

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE INCOME
                                Three Months Ended
                           September 30, 2000 and 1999
                                                                  Accumulated
                                                                     Other
(Dollar amounts in thousands,   Common   Additional   Retained   Comprehensive   Treasury
except per share data)          Stock      Capital    Earnings   Income/(Loss)     Stock       Total
Balance, July 1, 2000            $903     $66,680     $133,685       $-7,287     $-21,724    $172,257
Comprehensive income:
  Net income                                             5,974                                  5,974
  Change in net unrealized
    gains/(losses) on securities,
    net of tax                                                         3,795                    3,795
  Total comprehensive income                                                                    9,769

Treasury stock purchase                                                              -189        -189
                                 ____________________________________________________________________
Balance, September 30, 2000      $903     $66,680     $139,659       $-3,492     $-21,913    $181,837


Balance, July  1, 1999           $903     $66,680     $117,875       $-1,541     $-11,849    $172,068
Comprehensive income:
  Net income                                             5,520                                  5,520
  Change in net unrealized
    gains/(losses) on securities,
    net of tax                                                        -3,278                   -3,278
  Total comprehensive income                                                                    2,242

Treasury stock purchase                                                            -2,047      -2,047
                                 ____________________________________________________________________
Balance, September 30, 1999      $903     $66,680     $123,395       $-4,819     $-13,896    $172,263

The accompanying notes are an integral part of the consolidated financial statements.



                            FIRST FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             AND COMPREHENSIVE INCOME
                                Nine Months Ended
                           September 30, 2000 and 1999

                                                                  Accumulated
                                                                     Other
(Dollar amounts in thousands,   Common   Additional   Retained   Comprehensive   Treasury
except per share data)          Stock      Capital    Earnings   Income/(Loss)     Stock       Total

Balance, January 1, 2000         $903     $66,680     $125,680       $-7,819     $-16,762    $168,682
Comprehensive income:
  Net income                                            17,470                                 17,470
  Change in net unrealized
    gains/(losses) on securities,
    net of tax                                                         4,327                    4,327
  Total comprehensive income                                                                   21,797

Cash dividends, $.52 per share                          -3,491                                 -3,491
Treasury stock purchase                                                            -5,151      -5,151
                                 ____________________________________________________________________
Balance, September 30, 2000      $903     $66,680     $139,659       $-3,492     $-21,913    $181,837


Balance, January 1, 1999         $903     $66,680     $110,566        $8,123      $-4,089    $182,183
Comprehensive income:
  Net income                                            15,898                                 15,898
  Change in net unrealized
    gains/(losses) on securities,
    net of tax                                                       -12,942                  -12,942
  Total comprehensive income                                                                    2,956

Cash dividends, $.44 per share                          -3,069                                 -3,069
Treasury stock purchase                                                            -9,807      -9,807
                                 ____________________________________________________________________
Balance, September 30, 1999      $903     $66,680     $123,395       $-4,819     $-13,896    $172,263

The accompanying notes are an integral part of the consolidated financial statements.

                              FIRST FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                            September 30,
                                                        2000            1999
                                                     (Unaudited)
                                                   (Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $17,470         $15,898
Adjustment to reconcile net income to net cash
  provided by operating activities:
    Net amortization of discounts on investments       -1,668             161
    Provision for loan losses                           3,189           3,644
    Securities gains                                     -101            -194
    Provision for depreciation and amortization         2,487           2,072
    Other, net                                        -11,789           1,135
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES        9,588          22,716

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                 16,895          85,550
Maturities of available-for-sale securities            36,760         131,850
Purchases of available-for-sale securities            -32,260        -166,321
Loans made to customers, net of repayments            -98,003         -85,022
Net change in federal funds sold                          190          -3,750
Additions to premises and equipment                    -2,460          -2,729
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES      -78,878         -40,422

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                 25,740         -27,186
Net change in short-term borrowings                     9,965         -21,020
Minority interest investment in subsidiary                  0             400
Dividends paid                                         -6,933          -6,224
Purchase of treasury stock                             -5,151          -9,807
Proceeds from other borrowings                        386,287         224,167
Repayments on other borrowings                       -323,383        -138,753
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES       86,525          21,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   17,235           3,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         58,075          54,877

CASH AND CASH EQUIVALENTS, END OF PERIOD              $75,310         $58,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest            $58,624         $49,508

  Income taxes paid                                    $8,153          $7,715

The accompanying notes are an integral part of the consolidated financial statements.

                             FIRST FINANCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying September 30, 2000 and 1999 consolidated financial statements are unaudited. The December 31, 1999 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 1999 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 1999 annual report.

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

The following table summarizes impaired loan information.

                                                           (000's)
                                                        September 30,
                                                      2000         1999

Impaired loans with related allowance for
  loan losses calculated under SFAS No. 114.......   $3,984       $2,176


    Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.  Securities
    The cost and fair value of the Corporation's investments at September 30, 2000 are shown below. All securities are classified as available-for-sale.

                                                             (000's)
                                                       September 30, 2000
                                               Amortized Cost      Fair Value

United States Government                          $167,664          $163,250
United States Government Agencies                  200,818           195,653
State and Municipal                                165,185           165,635
Other                                               57,813            56,813
                                                  $591,480          $581,351

4.  Short-Term Borrowings
    Period-end short-term borrowings were comprised of the following:

                                                          (000's)
                                              September 30,      December 31,
                                                  2000               1999
    Federal Funds Purchased                     $60,576            $19,559
    Repurchase Agreements                         7,250             35,718
    Note Payable - U.S. Government                5,638              8,222
                                                $73,464            $63,499

5.  Other Borrowings
    Other borrowings at period end are summarized as follows:

                                                          (000's)
                                              September 30,      December 31,
                                                  2000               1999
    FHLB Advances                              $438,622           $375,713
    City of Terre Haute, Indiana
      Economic Development Revenue bonds          6,600              6,600
    Other                                             4                  9
                                               $445,226           $382,322

6.  Changes in Shareholders' Equity

Under the Corporation's common stock repurchase program announced in November, 1999, the Corporation has repurchased 531,246 shares as of September 30, 2000 compared to 380,065 shares as of December 31, 1999.

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


                            Summary of Operating Results


  For the nine months ended September 30, 2000, net income increased to $17.5 million from $15.9 million, a 9.9% improvement from the same period in 1999. Basic earnings per share increased to $2.59 for the first three quarters of 2000 compared to $2.28 for 1999, a 13.6% improvement.

  For the three months ended September 30, 2000, net income of $6.0 million was 8.2% higher than the $5.5 million reported in 1999 and earnings per share increased to $.89, 11.3% higher than the $.80 reported for the third quarter of 1999.

  The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

  The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased to $50.0 million in the first nine months of 2000 from $50.4 million in the same period of 1999. This decrease was the result of an inverted yield curve and the purchase of treasury shares.

  The inverted yield curve has resulted in the Corporation paying higher rates to obtain the short-term liabilities which have been necessary to fund growth. During the nine months ended September 30, 2000, loans increased $95.9 million and total assets climbed 4.9% to $1.99 billion while deposits increased 2.0% or $25.7 million. Also, through the nine months ended September, 30, 2000, the Corporation has purchased treasury stock for $5.2 million. These funds were extracted from the earning pool, lowering net interest income and increasing earnings per share.

  The impact of these factors is particularly evident in the third quarter's results as net interest income decreased to $16.2 million from the $17.2 million reported in 1999, while the net interest margin decreased to 3.73% in the third quarter of 2000, from 4.22% reported in 1999. Management expects the fourth quarter will yield similar results as growth will continue to be financed through wholesale funding and treasury shares will continue to be purchased.

Noninterest Income

  Noninterest income for the nine month period ending September 30, 2000, as compared to the same period of 1999, increased $1.6 million, or 18.6%. The increase was driven by higher service charges and fees on deposit products.

  Noninterest income for the third quarter increased by 45.1% to $3.8 million from the $2.6 million reported in 1999. The increase is the result of additional fee income generated by higher service charges and fees on deposit products and by increased revenue from our financial services department.

Noninterest Expenses

  Noninterest expenses for the first nine months of 2000, as compared to the same period of 1999, decreased $.8 million due mainly to a 4.6% decrease in salaries and employee benefits.

  Noninterest expenses for the third quarter were $10.6 million, $.4 million less than the $11.0 million reported for the same period of 1999.

Allowance for Loan Losses

  The Corporation's provision for loan losses decreased to $3.2 million for the first nine months of 2000 compared to $3.6 million in the same period of 1999. At September 30, 2000, the allowance for loan losses was 1.50% of net loans, the same level as December 31, 1999. Net chargeoffs for the first nine months of 2000 were $1.8 million compared to $2.2 million for the same period of 1999. The ratio of annual net chargeoffs to average loans outstanding for the five years ended December 31, 1999, was .33%. With this experience and based on management's review of the portfolio, management believes the allowance of $19.4 million at September 30, 2000, is adequate.

Nonperforming Loans and Leases

  Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain,
(2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at September, 2000 and December 31, 1999 follows:

                                              (000's)                (000's)
                                        September 30, 2000     December 31, 1999

Nonaccrual loans and leases                   $4,470                 $2,879
Renegotiated loans and leases                      0                    959
Ninety days past due loans and leases          5,993                  5,229
  Total nonperforming loans and leases       $10,463                 $9,067

Ratio of the allowance for loan
  losses as a percentage of
  nonperforming loans and leases                 185%                   198%

  The following loan categories comprise significant components of the nonperforming loans at September 30, 2000 and December 31, 1999.

Non-Accrual Loans:
                                             (000's)                 (000's)
                                       September 30, 2000      December 31, 1999

  1-4 family residential                 $1,603     36%         $1,617     56%
  Commercial loans                        2,275     51             697     24
  Installment loans                         592     13             544     19
  Other, various                              0      0              21      1
                                         $4,470    100%         $2,879    100%

Past due 90 days or more:

  1-4 family residential                 $1,745     29%         $2,927     56%
  Commercial loans                        3,262     55           1,306     25
  Installment loans                         965     16             830     16
  Other, various                             21      0             166      3
                                         $5,993    100%         $5,229    100%

  There are no material industry concentrations within the nonperforming loans.

Interest Rate Sensitivity and Liquidity

  The Corporation charges the nine subsidiary banks with monitoring and managing their individual sensitivity to fluctuations in interest rates and assuring that they have adequate liquidity to meet loan demand or any potential unexpected deposit withdrawals. This function is facilitated by the Asset/Liability Committee (the Committee). The primary goal of the committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors. This goal is accomplished throughsiiddiary bank's balance sheet liquidity and interest rate risk exposures due to the changes in economic conditions and interest rate levels.

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

  The table below shows the Corporation's estimated earnings sensitivity profile as of September 30, 2000. Given a 100 basis point increase in rates, net interest income would decrease 5.18% over the next 12 months and decrease 5.38% over the second 12 month period. A 100 basis point decrease would result in a 2.54% increase in net interest income over the next 12 months and a 2.54% increase over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.

Basis Point                     Percentage Change in Net Interest Income
Interest Rate Change            12 months      24 months      36 months
Down 300                          2.04%          2.49%          2.09%
Down 200                          3.27           3.43            .38
Down 100                          2.54           2.54           1.03
Up 100                           -5.18          -5.38          -3.81
Up 200                          -10.43         -10.95          -7.78
Up 300                          -15.87         -16.70         -11.69

  The Corporation does have assets and liabilities which contain embedded options, most notably callable agency securities and putable Federal Home Loan Bank advances. The securities pay a premium rate and the advances charge a discounted rate in exchange for the option. Therefore, there is a benefit to current income from using these products. Management believes these put and call options are clearly and closely related to the underlying instruments and are not considered derivatives under SFAS 133. Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

Liquidity Risk

  Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $9.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $31.8 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $23.9 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

  The Corporation experienced asset growth of $94.1 million, or 4.9% since year end. This compares to the asset reduction of $3.6 million or .2% for the same period of 1999. This growth was the result of an increase in net loans outstanding of $95.9 million. The growth was funded by a 16.5% increase, or $62.9 million, in Federal Home Loan Bank advances and a $10.0 million increase in short-term borrowings, primarily federal funds purchased.

Capital Adequacy

  As of September 30, 2000, the Corporation's leverage ratio was 9.26% compared to 9.36% at December 31, 1999.

  At September 30, 2000, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 15.60% compared to 15.91% at December 31, 1999. These amounts exceed minimum regulatory capital requirements.

                             FIRST FINANCIAL CORPORATION
                              PART II OTHER INFORMATION
                                      FORM 10-Q
                                     SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST FINANCIAL CORPORATION
                                           (Registrant)


Date: November 10, 2000                    By       (Signature)
                                           Donald E. Smith, Chairman


Date: November 10, 2000                    By       (Signature)
                                           Norman L. Lowery, Vice Chairman


Date: November 10, 2000                    By       (Signature)
                                           Michael A. Carty, Treasurer