Form 10-K405
period 2000-12-31
FIRST FINANCIAL CORP /IN/
filed 2001-03-28
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission file number
  December 31, 2000                                               0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         INDIANA                                             35-1546989
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       One First Financial Plaza                                   47807
            Terre Haute, IN
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number:(812) 238-6000

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

     As of January 31, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $190,296,060. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of January 31, 2001-6,694,237 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 18, 2001 are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                                         PAGE
PART I
    Item 1   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

    Item 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

    Item 3   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..2

    Item 4   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . ..2

PART II

    Item 5   Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . . . .3

    Item 6   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..3

    Item 7   Management's Discussion and Analysis of Financial Conditions and Results of Operations . . . .3

    Item 8   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . ..3

    Item 9   Changes in and Disagreement with Accountants on Accounting and Financial Disclosures . . . . .3

PART III

    Item 10  Directors and Executive Officers of Registrant . . . . . . . . . . . . . . . . . . . . . . . .3

    Item 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

    Item 12  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .3

    Item 13  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .3

PART IV

    Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . ..4

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4,5

             Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

             Predecessor Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6


                                     PART I
ITEM 1. BUSINESS

     First Financial Corporation (the Corporation) became a multi-bank holding company in 1984. For more information on the Corporation's business, please refer to the following sections of the 2000 Annual Report to Shareholders:

     1. Description of services, affiliations, number of employees, and competition, on page 28.
     2.  Information regarding supervision of the Corporation, on page 14.
     3.  Details regarding competition, on page 28.

ITEM 2. PROPERTIES

     First Financial Corporation is located in a four-story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank, a wholly-owned subsidiary (the Bank). The Bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings. One of the branch buildings is a single-story 44,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011, June 30, 2004, December 31, 2003, June 30,
2002, and September 1, 2001.

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

     The facility of the Corporation's subsidiary, First National Bank of Marshall, includes an office facility in Marshall, Illinois. The building is held in fee by First National Bank of Marshall.

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

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings which involve the Corporation or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See "Market and Dividend information" on page 37 of the 2000 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Five Year Comparison of Selected Financial Data" on page 9 of the 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See "Management's Discussion and Analysis" on pages 28 through 35 of the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 34 and 35 of the 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Balance Sheets" on page 10, "Consolidated Statements of Income" on page 11, "Consolidated Statements of Shareholders Equity" on page 12, "Consolidated Statements of Cash Flows" on page 13, and "Notes to Consolidated Financial Statement" on pages 14-26. "Responsibility for Financial Statements" and "Report of Independent Accountants" can be found on page 27.

Statistical disclosure by Bank Holding Company include the following information:

     1. "Volume/Rate Analysis," on page 29.
     2. "Loan Portfolio," on page 30.
     3. "Allowance for Possible Loan Losses," on page 31.
     4. "Under-Performing Loans," on page 32.
     5. "Deposits," on page 33.
     6. "Short-Term Borrowings," on page 33.
     7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     See "Nominees for Terms to Expire in 2004," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 9 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     See "Compensation of Directors" on page 3, "Compensation of Officers" on pages 3 through 5, and "Comparative Performance Graph" and "Employment Contracts" on pages 7 and 8 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Nominees for Terms to Expire in 2004," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 9 and "Principal Shareholders and Security Ownership of Management" on page 9 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships" on page 3, and "Transactions with Management" on pages 6 and 7 of the Annual Proxy Statement of First Financial Corporation.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

             Consolidated Balance Sheets-December 31, 2000 and 1999

             Consolidated Statements of Income-Years ended December 31, 2000, 1999, and 1998

             Consolidated Statements of Shareholders' Equity-Years ended December 31, 2000, 1999, and 1998

             Consolidated Statements of Cash Flow-Years ended December 31, 2000, 1999, and 1998

             Notes to Consolidated Financial Statements

         (2) Schedules to the Consolidated Financial Statements required by
             Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

         (3) Listing of Exhibits:

                                Exhibit Number            Description
                                --------------            -----------
                                      21                  Subsidiaries
                                      23           Predecessor Auditor's Report

     (b) Reports on Forms 8-K-None

     (c) Exhibits-Exhibits to (a)(3) listed above are attached to this report.

     (d) Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 14(a)(2).


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              First Financial Corporation


                                              Michael A. Carty, Signed
                                              ----------------------------------
                                              Michael A. Carty, Treasurer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)
                                              Date: February 20, 2001
                                                    ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                   Date


Donald E. Smith, Signed                             February 20, 2001
----------------------------------------
Donald E. Smith, President & Director
(Principal Executive Officer)


Walter A. Bledsoe, Signed                           February 20, 2001
----------------------------------------
Walter A. Bledsoe, Director


B. Guille Cox, Jr., Signed                           February 20, 2001
----------------------------------------
B. Guille Cox, Jr., Director


Thomas T. Dinkel, Signed                            February 20, 2001
----------------------------------------
Thomas T. Dinkel, Director


Anton H. George, Signed                             February 20, 2001
----------------------------------------
Anton H. George, Director

                                                    February 20, 2001
----------------------------------------
Mari H. George, Director


Gregory L. Gibson, Signed                           February 20, 2001
----------------------------------------
Gregory L. Gibson, Director


Norman L. Lowery, Signed                            February 20, 2001
----------------------------------------
Norman L. Lowery, Director

                                                    February 20, 2001
----------------------------------------
William A. Niemeyer, Director


Patrick O'Leary, Signed                             February 20, 2001
----------------------------------------
Patrick O'Leary, Director


John W. Ragle, Signed                               February 20, 2001
----------------------------------------
John W. Ragle, Director

                                                    February 20, 2001
----------------------------------------
Chapman J. Root II, Director


Virginia L. Smith, Signed                           February 20, 2001
----------------------------------------
Virginia L. Smith, Director

FIRST FINANCIAL CORPORATION

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA


(Dollar amounts in thousands,
except per share amounts)         2000          1999          1998         1997           1996
--------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                   $2,043,267    $1,905,201    $1,849,752    $1,634,936    $1,619,642
Investments                       568,405       594,319       633,365       527,993       582,744
Net loans                       1,298,006     1,191,898     1,111,765     1,005,799       918,767
Deposits                        1,322,559     1,256,115     1,260,365     1,194,524     1,175,228
Borrowings                        507,771       445,821       385,700       256,214       278,352
Shareholders' equity              191,223       168,682       182,183       165,480       150,377

INCOME STATEMENT DATA:
Interest income                   146,417       133,576       129,137       122,372       115,836
Interest expense                   80,583        66,815        66,430        62,072        57,810
Net interest income                65,834        66,761        62,707        60,300        58,026
Provision for loan losses           4,392         4,725         5,396         5,382         4,461
Other income                       13,610        12,012        10,611         8,957         7,849
Other expenses                     42,703        43,543        42,567        39,629        39,280
Net income                         23,213        21,622        18,558        18,100        15,971

PER SHARE DATA:
Net income                           3.45          3.10          2.58          2.58          2.28
Cash dividends                       1.08           .94           .84           .72           .61

PERFORMANCE RATIOS:
Net income to average assets         1.18%         1.16%         1.07%         1.11%         1.03%
Net income to average
    shareholders' equity            12.98         12.55         10.76         11.74         11.19
Average total capital
    to average assets                9.97         10.13         10.71         10.13          9.80
Average shareholders' equity
    to average assets                9.10          9.28          9.90          9.45          9.19
Dividend payout                     31.19         30.10         32.54         28.06         26.85

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,
                                                                       --------------------------
(Dollar amounts in thousands, except per share data)                       2000           1999
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $    68,755    $    58,075
Federal funds sold                                                            4,175            190
Available-for-sale securities                                               568,405        594,319
Loans, net of unearned income of $947 in 2000 and $1,987 in 1999          1,298,006      1,191,898
    Less: Allowance for loan losses                                          19,072         17,949
                                                                        -----------    -----------
      Total Net Loans                                                     1,278,934      1,173,949

Accrued interest receivable                                                  17,803         14,703
Premises and equipment, net                                                  26,363         26,095
Bank-owned life insurance                                                    45,037           --
Other assets                                                                 33,795         37,870
                                                                        -----------    -----------
     TOTAL ASSETS                                                       $ 2,043,267    $ 1,905,201
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest-bearing                                                  $   148,922    $   148,230
    Interest-bearing:
    Certificates of deposit of $100 or more                                 258,260        218,515
    Other interest-bearing deposits                                         915,377        889,370
                                                                        -----------    -----------
                                                                          1,322,559      1,256,115

Short-term borrowings                                                        18,708         63,499
Other borrowings                                                            489,063        382,322
Other liabilities                                                            21,714         34,583
                                                                        -----------    -----------
     TOTAL LIABILITIES                                                    1,852,044      1,736,519

Shareholders' equity
  Common stock, $.125 stated value per share,
    Authorized shares - 40,000,000
    Issued shares - 7,225,483 in 2000 and 1999
    Outstanding shares - 6,694,237 in 2000 and 6,845,418 in 1999                903            903
  Additional capital                                                         66,680         66,680
  Retained earnings                                                         141,653        125,680
  Accumulated other comprehensive income:
    Unrealized (losses) gains on investments, net of tax                      3,900         (7,819)
  Less: Treasury shares at cost - 531,246 in 2000 and 380,065 in 1999       (21,913)       (16,762)
                                                                        -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                             191,223        168,682
                                                                        -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 2,043,267    $ 1,905,201
                                                                        ===========    ===========



See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME


                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
(Dollar amounts in thousands, except per share data)               2000        1999       1998
------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including related fees                                  $107,145   $ 96,175   $ 93,579
  Securities:
    Taxable                                                        30,535     28,500     27,091
    Tax-exempt                                                      8,357      8,049      7,810
  Other                                                               380        852        657
                                                                 --------   --------   --------
     TOTAL INTEREST INCOME                                        146,417    133,576    129,137
INTEREST EXPENSE:
  Deposits                                                         49,892     45,337     50,388
  Short-term borrowings                                             4,747      3,469      2,715
  Other borrowings                                                 25,944     18,009     13,327
                                                                 --------   --------   --------
     TOTAL INTEREST EXPENSE                                        80,583     66,815     66,430
                                                                 --------   --------   --------
     NET INTEREST INCOME                                           65,834     66,761     62,707
  Provision for loan losses                                         4,392      4,725      5,396
                                                                 --------   --------   --------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                    61,442     62,036     57,311

NON-INTEREST INCOME:
  Trust services income                                             2,678      2,522      2,179
  Service charges and fees on deposit accounts                      4,638      4,010      3,845
  Other service charges and fees                                    4,626      3,763      1,679
  Securities gains                                                    145        189        905
  Other                                                             1,523      1,528      2,003
                                                                 --------   --------   --------
     TOTAL NON-INTEREST INCOME                                     13,610     12,012     10,611
NON-INTEREST EXPENSES:
  Salaries and employee benefits                                   23,055     24,558     23,519
  Occupancy expense                                                 3,105      2,887      2,823
  Equipment expense                                                 3,717      3,650      3,370
  Printing and supplies expense                                     1,002        993      1,118
  Other                                                            11,824     11,455     11,737
                                                                 --------   --------   --------
                                                                   42,703     43,543     42,567
                                                                 --------   --------   --------
     INCOME BEFORE INCOME TAXES                                    32,349     30,505     25,355

Provision for income taxes                                          9,136      8,883      6,797
                                                                 --------   --------   --------
     NET INCOME                                                  $ 23,213   $ 21,622   $ 18,558
                                                                 ========   ========   ========

EARNINGS PER SHARE:

     NET INCOME                                                  $   3.45   $   3.10   $   2.58
                                                                 ========   ========   ========
  Weighted average number of shares outstanding (in thousands)      6,730      6,964      7,206
                                                                 ========   ========   ========


See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                         COMMON      ADDITIONAL    RETAINED  COMPREHENSIVE   TREASURY
(Dollar amounts in thousands, except per share data)     STOCK         CAPITAL      EARNINGS     INCOME        STOCK      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                 $     877   $  59,787   $  98,046    $   6,770    $    --      $ 165,480
Comprehensive income:
   Net income                                                 --          --        18,558         --           --         18,558
   Other comprehensive income, net of tax:
   Change in net unrealized gains/losses
     on available-for-sale securities                         --          --          --          1,353         --          1,353
                                                                                                                         --------

       Total comprehensive income                                                                                          19,911

Treasury stock purchase (91,093 shares)                       --          --          --           --         (4,089)      (4,089)
Morris Plan acquisition                                         26       6,893        --           --           --          6,919
Cash dividends, $ .84 per share                               --          --        (6,038)        --           --         (6,038)
                                                         ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1998                                     903      66,680     110,566        8,123       (4,089)     182,183

Comprehensive income:
   Net income                                                 --          --        21,622         --           --         21,622
   Other comprehensive income, net of tax:
   Change in net unrealized gains/losses
     on available-for-sale securities                         --          --          --        (15,942)        --        (15,942)
                                                                                                                         --------
       Total comprehensive income                            5,680

Treasury stock purchase (288,972 shares)                      --          --          --           --        (12,673)     (12,673)
Cash dividends, $ .94 per share                               --          --        (6,508)        --           --         (6,508)
                                                         ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1999                                     903      66,680     125,680       (7,819)     (16,762)     168,682

Comprehensive income:
   Net income                                                 --          --        23,213         --           --         23,213
   Other comprehensive income, net of tax:
   Change in net unrealized gains/losses
     on available-for-sale securities                         --          --          --         11,719         --         11,719
                                                                                                                         --------
       Total comprehensive income                                                                                          34,932

Treasury stock purchase (151,181 shares)                      --          --          --           --         (5,151)      (5,151)
Cash dividends, $1.08 per share                               --          --        (7,240)        --           --         (7,240)
                                                         ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 2000                               $     903   $  66,680   $ 141,653    $   3,900    $ (21,913)   $ 191,223
                                                         =========   =========   =========    =========    =========    =========



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
(Dollar amounts in thousands, except per share data)       2000         1999         1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  23,213    $  21,622    $  18,558
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net (accretion) amortization on securities            (2,171)         348         (745)
     Provision for loan losses                              4,392        4,725        5,396
     Securities gains                                        (145)        (189)        (905)
     Depreciation and amortization                          3,318        2,865        2,541
     Provision for deferred income taxes                      225         (341)      (1,010)
     Net change in accrued interest receivable             (3,100)           1         (618)
     Other, net                                           (17,169)      14,904          723
                                                        ---------    ---------    ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           8,563       43,935       23,940
                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of available-for-sale securities                   42,037      115,794      111,496
  Maturities of available-for-sale securities              55,881      114,333      107,658
  Purchases of available-for-sale securities              (51,659)    (219,117)    (315,933)
  Purchase of bank-owned life insurance                   (45,000)        --           --
  Loans made to customers, net of repayments             (108,050)     (84,100)     (77,742)
  Net change in federal funds sold                         (3,985)         260          230
  Additions to premises and equipment                      (3,417)      (4,881)      (2,398)
                                                        ---------    ---------    ---------
        NET CASH USED BY INVESTING ACTIVITIES            (114,193)     (77,711)    (176,689)
                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                   66,444       (4,250)      33,568
  Net change in other short-term borrowings               (44,791)     (40,133)      52,335
  Dividends paid                                           (6,933)      (6,224)      (5,624)
  Purchases of treasury stock                              (5,151)     (12,673)      (4,089)
  Cash acquired resulting from merger                        --           --            470
  Proceeds from other borrowings                          563,800      293,000      251,637
  Repayments on other borrowings                         (457,059)    (192,746)    (174,486)
                                                        ---------    ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES         116,310       36,974      153,811
                                                        ---------    ---------    ---------
        NET CHANGE IN CASH AND CASH EQUIVALENTS            10,680        3,198        1,062
        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       58,075       54,877       53,815
                                                        ---------    ---------    ---------
        CASH AND CASH EQUIVALENTS, END OF YEAR          $  68,755    $  58,075    $  54,877
                                                        =========    =========    =========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
    Interest                                            $  80,514    $  66,908    $  66,233
                                                        =========    =========    =========
    Income taxes                                        $  10,114    $  10,182    $   7,403
                                                        =========    =========    =========

    See also Note 1 regarding Morris Plan acquisition


See accompanying notes.

FIRST FINANCIAL CORPORATION

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

    Terre Haute First also has two investment subsidiaries, Global Portfolio Managers A (Global A) and Global Portfolio Managers B (Global B), which were incorporated in the state of Nevada to hold and manage certain securities. Global A and Global B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. At December 31, 2000, $134.9 million of securities were owned by these subsidiaries.

    The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries.

    Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

    The Corporation operates 37 branches in west-central Indiana and east-central Illinois. The Corporation's primary source of revenue is derived from loans to customers, primarily middle-income individuals, and investment activities.

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

    SECURITIES: The Corporation classifies all securities as "available for sale." Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holdings gains and losses, net of taxes, reported in other comprehensive income and shareholders' equity. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    MORRIS PLAN ACQUISITION: In March 1998, the Corporation acquired all of the outstanding common stock of Morris Plan in exchange for 210,000 shares of its common stock. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $2.4 million, which will be amortized over 15 years. Assets and liabilities assumed upon acquisition were each approximately $39 million, including cash of $470 thousand.

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

    NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the statements of income. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on the Corporation's financial position or results of operations.

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

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is nominal.

    The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:


                                                       DECEMBER 31,
                                  ---------------------------------------------------------
                                             2000                             1999
                                  ---------------------------------------------------------
                                    CARRYING         FAIR          CARRYING        FAIR
(Dollar amounts in thousands)        VALUE           VALUE           VALUE         VALUE
-------------------------------------------------------------------------------------------
Cash and due from banks           $    68,755    $    68,755    $    58,075    $    58,075
Federal funds sold                      4,175          4,175            190            190
Available-for-sale securities         568,405        568,405        594,319        594,319
Loans                               1,298,953      1,289,348      1,193,885      1,189,417
Accrued interest receivable            17,803         17,803         14,703         14,703
Deposits                           (1,322,559)    (1,331,640)    (1,256,115)    (1,257,134)
Short-term borrowings                 (18,708)       (18,708)       (63,499)       (63,499)
Federal Home Loan Bank advances      (482,460)      (481,598)      (375,713)      (374,446)
Other borrowings                       (6,603)        (6,603)        (6,609)        (6,609)
Accrued interest payable               (6,731)        (6,731)        (5,696)        (5,696)

3. RESTRICTIONS ON CASH AND DUE FROM BANKS:

   Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $15.5 million and $15.8 million at December 31, 2000 and 1999, respectively.

4. SECURITIES:

   The amortized cost and estimated fair value of year-end securities are as follows:

                                                  DECEMBER 31, 2000
                                      ------------------------------------------
                                                      UNREALIZED
                                      AMORTIZED  ---------------------   FAIR
(Dollar amounts in thousands)           COST      GAINS      LOSSES      VALUE
--------------------------------------------------------------------------------
U.S. Government                       $    650   $   --     $   --      $    650
U.S. Government agencies               339,233      1,840     (3,025)    338,048
Collateralized mortgage obligations      6,686          1       (141)      6,546
State and municipal                    163,018      3,873       (693)    166,198
Corporate obligations                   57,026        422       (485)     56,963
                                      --------   --------   --------    --------
    TOTAL                             $566,613   $  6,136   $ (4,344)   $568,405
                                      ========   ========   ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 DECEMBER 31, 1999
                                     -------------------------------------------
                                                    UNREALIZED
                                     AMORTIZED   --------------------    FAIR
(Dollar amounts in thousands)          COST       GAINS     LOSSES       VALUE
                                     -------------------------------------------
U.S. Government                       $178,018   $    188   $ (6,170)   $172,036
U.S. Government agencies               215,824        241     (7,448)    208,617
Collateralized mortgage obligations      8,187         12       (320)      7,879
State and municipal                    169,040      1,100     (4,082)    166,058
Corporate obligations                   40,324       --         (595)     39,729
                                      --------   --------   --------    --------
      TOTAL                           $611,393   $  1,541   $(18,615)   $594,319
                                      ========   ========   ========    ========

    The Corporation invests in the equity securities of financial services companies. These investments are considered to be available-for-sale and are included in other assets on the consolidated balance sheet. Cost was $3.6 million and $3.2 million, and fair value was $8.3 million and $7.3 million at December 31, 2000 and 1999, respectively.

    During 2000, the Corporation purchased bank-owned life insurance for an initial premium of $45 million. The policies cover officers at the bank subsidiaries and the Corporation is the beneficiary. These policies are designated as separate account policies by the issuing insurance companies. The Corporation records its investment in the policies at their current surrender value, which is the fair value of the separate account assets plus or minus the value/obligation under stable value guarantees issued by the insurance companies. The stable value guarantees serve to set the annual change in surrender value of the policies at annually agreed upon levels by guaranteeing the period end value of the separate account assets.

    As of December 31, 2000, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

    Investment securities with a par value amounting to approximately $62.6 million and $66.2 million at December 31, 2000 and 1999, respectively, were pledged as collateral for borrowings and for other purposes.

    Below is a summary of the gross gains and losses realized by the Corporation from investments sold during the years

(Dollar amounts in thousands)      2000         1999         1998
---------------------------------------------------------------------
Proceeds                        $  42,037    $ 115,794    $ 111,496
Gross gains                           262          627          967
Gross losses                         (117)        (438)         (62)

    Contractual maturities of debt securities at year-end 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Also shown are the tax equivalent yields, computed using a 35% rate based on weighted average yields of securities maturing during each time period.


                                                                            AVAILABLE-FOR-SALE
                                                                          ---------------------
                                                                                                 WEIGHTED
                                                                           AMORTIZED    FAIR     AVERAGE
(Dollar amounts in thousands)                                                COST       VALUE    YIELDS
---------------------------------------------------------------------------------------------------------
Due in one year or less                                                    $ 15,102   $ 15,122   6.76%
                                                                                                 ====
Due after one but within five years                                          40,119     40,754   7.55%
                                                                                                 ====
Due after five but within ten years                                         123,348    124,420   7.30%
                                                                                                 ====
Due after ten years                                                         152,614    153,621   7.33%
                                                                                                 ====
Mortgage-backed securities, primarily
issued by U.S. Government agencies                                          235,430    234,488   7.04%
                                                                           --------   --------   ====
      TOTAL                                                                $566,613   $568,405
                                                                           ========   ========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LOANS:

    Loans are summarized as follows:


                                                            DECEMBER 31,
                                                     ---------------------------
                                                        2000            1999
                                                     ---------------------------
                                                      CARRYING       CARRYING
(Dollar amounts in thousands)                           VALUE          VALUE
--------------------------------------------------------------------------------
Commercial, financial and agricultural               $   282,904    $   247,949
Real estate - construction                                41,325         44,782
Real estate - mortgage                                   732,387        671,972
Installment                                              237,527        223,459
Lease financing                                            4,810          5,723
                                                     -----------    -----------
   Total gross loans                                   1,298,953      1,193,885
   Less: unearned income                                    (947)        (1,987)
       allowance for loan losses                         (19,072)       (17,949)
                                                     -----------    -----------
     TOTAL                                           $ 1,278,934    $ 1,173,949
                                                     ===========    ===========

    In the normal course of business, the Corporation's subsidiary banks make loans to directors and executive officers and to their associates. These related party loans are consistent with sound banking practices and are within applicable bank regulatory lending limitations. In 2000 the aggregate dollar amount of these loans to directors and executive officers who held office at the end of the year amounted to $43.2 million at the beginning of the year. During 2000, advances of $61.1 million and repayments of $60.3 million were made with respect to related party loans for an aggregate dollar amount outstanding of $44.0 million at December 31, 2000.

    Loans serviced for others, which are not reported as assets, total $110.8 million and $92.5 million at year-end 2000 and 1999. Capitalized mortgage servicing rights aggregated $792 thousand and $653 thousand at year-end, 2000 and 1999.

6.  ALLOWANCE FOR LOAN LOSSES:

    Changes in the allowance for loan losses are summarized as follows:

                                                         DECEMBER 31,
                                             ----------------------------------
(Dollar amounts in thousands)                   2000        1999        1998
-------------------------------------------------------------------------------
Balance at beginning of year                 $ 17,949    $ 16,429    $ 13,503
Allowance resulting from merger                  --          --           970
Provision for loan losses                       4,392       4,725       5,396
Recoveries of loans previously charged off      1,394       1,105       1,196
Loans charged off                              (4,663)     (4,310)     (4,636)
                                             --------    --------    --------
   BALANCE AT END OF YEAR                    $ 19,072    $ 17,949    $ 16,429
                                             ========    ========    ========

   Impaired loans were as follows:

                                                               DECEMBER 31,
                                                             ----------------
(Dollar amounts in thousands)                                 2000      1999
-----------------------------------------------------------------------------
Year-end loans with no allocated allowance for loan losses   $ --     $  839
Year-end loans with allocated allowance for loan losses       6,422    6,670
                                                             ------   ------
   TOTAL                                                     $6,422   $7,509
                                                             ======   ======
Amount of the allowance for loan losses allocated            $5,008   $2,312
Loans past due over 90 days still on accrual                  5,499    5,229
Average of impaired loans during the year                     4,274    6,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                         DECEMBER 31,
                                                    ---------------------
(Dollar amounts in thousands)                         2000         1999
-------------------------------------------------------------------------
Land                                                $  3,813    $  3,678
Building and leasehold improvements                   29,773      27,657
Furniture and equipment                               24,574      23,494
                                                    --------    --------
                                                      58,160      54,829
Less accumulated depreciation                        (31,797)    (28,734)
                                                    --------    --------
   TOTAL                                            $ 26,363    $ 26,095
                                                    ========    ========

8.  DEPOSITS AND SHORT-TERM BORROWINGS:

    Scheduled maturities of time deposits for the next five years were as follows:

                             2001                    $591,445
                             2002                     107,051
                             2003                      29,917
                             2004                      13,643
                             2005                      19,092
                                                     --------
                                                     $761,148
                                                     ========

   Year-end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)     2000      1999
--------------------------------------------------
Federal funds purchased          $ 5,510   $19,559
Repurchase agreements             12,269    35,718
Note payable - U.S. government       929     8,222
                                 -------   -------
                                 $18,708   $63,499
                                 =======   =======

    Federal funds purchased are generally due in one day and bear interest at market rates. Note payable - U.S. government is due on demand, secured by a pledge of securities and bears interest at market rates.

9.  OTHER BORROWINGS:

    Long-term borrowings at December 31, 2000 and 1999 are summarized as follows:

(Dollar amounts in thousands)                                       2000       1999
-------------------------------------------------------------------------------------
FHLB advances                                                     $482,460   $375,713
City of Terre Haute, Indiana economic development revenue bonds      6,600      6,600
Other                                                                    3          9
                                                                  --------   --------
    TOTAL                                                         $489,063   $382,322
                                                                  ========   ========

   The aggregate minimum annual retirements of long-term borrowings are as follows:

                           2001                   $    89,833
                           2002                        10,808
                           2003                        34,765
                           2004                        16,522
                           2005                         --
                           Thereafter                 337,135
                                                   ----------
                                                   $  489,063
                                                   ==========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The economic development revenue bonds (bonds) require periodic interest payments each year until maturity or redemption. The interest rate, which was 5.0% at December 31, 2000, and 5.35% at December 31, 1999, is determined by a formula which considers rates for comparable bonds and is adjusted periodically. The bonds are collateralized by a first mortgage on the Corporation's headquarters building. The bonds mature December 1, 2015, but bondholders may periodically require earlier redemption.

    The Corporation maintains a letter of credit with another financial institution, which could be used to repay the bonds, should they be called. The letter of credit expires November 1, 2001, and will be automatically extended for one year should the bonds still be outstanding. Assuming redemption will be funded by the letter of credit, or by other similar borrowings, there are no anticipated principal maturities of the bonds within the next five years.

    The debt agreement requires the Corporation to meet certain financial covenants. The most restrictive covenants require the Corporation to maintain a Tier I capital ratio of at least 6.2% and net income to average assets of 0.6%. At December 31, 2000 and 1999, the Corporation was in compliance with all of its debt covenants.

    All of the Corporation's Indiana subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Indianapolis and, accordingly, are permitted to obtain advances. The advances from the FHLB, aggregating $482.5 million at December 31, 2000, accrue interest, payable monthly, at annual rates varying from 4.6% to 8.0%. The advances are due at various dates through September 2017. FHLB advances are, generally, due in full at maturity. They are secured by a blanket pledge of eligible securities and real estate loan collateral. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

10. INCOME TAXES:

    Income tax expense is summarized as follows:

(Dollar amounts in thousands)       2000       1999       1998
----------------------------------------------------------------
Federal:
 Currently payable                 $ 7,372   $ 6,763    $ 5,526
 Deferred                              167      (256)      (886)
                                   -------   -------    -------
                                     7,539     6,507      4,640
State:
 Currently payable                   1,539     2,461      2,289
 Deferred                               58       (85)      (132)
                                   -------   -------    -------
                                     1,597     2,376      2,157
                                   -------   -------    -------
   TOTAL                           $ 9,136   $ 8,883    $ 6,797
                                   =======   =======    =======

    The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:


(Dollar amounts in thousands)                           2000        1999        1998
----------------------------------------------------------------------------------------
Federal income taxes computed at the statutory rate   $ 11,322    $ 10,677    $  8,829
Add (deduct) tax effect of:
 Tax exempt income                                      (2,691)     (2,679)     (3,016)
 State tax, net of federal benefit                       1,038       1,550       1,402
 Affordable housing credits                               (529)       (565)       (587)
 Other, net                                                 (4)       (100)        169
                                                      --------    --------    --------
   TOTAL                                              $  9,136    $  8,883    $  6,797
                                                      ========    ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:


(Dollar amounts in thousands)                               2000        1999
--------------------------------------------------------------------------------
Deferred tax assets:
 Loan losses provision                                    $  7,475    $  7,275
 Deferred compensation                                         775         582
 Compensated absences                                          333         314
 Post-retirement benefits                                      708         729
 Net unrealized losses on available-for-sale securities       --         5,220
 Other                                                         166          94
 Valuation allowance for deferred tax assets                  --          --
                                                          --------    --------
   GROSS DEFERRED ASSETS                                     9,457      14,214
                                                          --------    --------

Deferred tax liabilities:
 Net unrealized gains on available-for-sale securities      (2,592)       --
 Depreciation                                               (1,006)     (1,176)
 Lease financing                                              (176)       (182)
 Originated servicing rights                                  (311)       (265)
 Pensions                                                   (1,503)       (871)
 Other                                                        (677)       (491)
                                                          --------    --------
   GROSS DEFERRED LIABILITIES                               (6,265)     (2,985)
                                                          --------    --------
   NET DEFERRED TAX ASSETS                                $  3,192    $ 11,229
                                                          ========    ========

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

    The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include conditional commitments and standby letters of credit. The financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. The Corporation's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is limited generally by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the consolidated financial statements.

    The Corporation had unused lines of credit of $184.0 million and $169.0 million and commitments to extend credit of $7.1 million as of December 31, 2000 and 1999. In addition, the Corporation had outstanding commitments of $2.1 million and $2.6 million under standby letters of credit as of December 31, 2000 and 1999, respectively.

    During 2000, the Corporation entered into an interest rate swap with a notional principal balance of $10 million. The agreement requires the Corporation to make variable rate payments, based on LIBOR, which rate was 6.58% at December 31, 2000, and entitle the Corporation to receive fixed rate payments at a rate of 6.817%. The swap had a 24-month term and was entered into to hedge a similar maturity fixed rate certificate of deposit special that generated approximately $13 million in deposits. At December 31, 2000, the swap has a fair value of approximately $321 thou- sand. The net settlement income or expense is recorded as interest expense. The Corporation is exposed to credit loss in the event the counterparty does not perform under the agreement in an amount equal to the rate differential when the fixed rate exceeds the variable rate.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RETIREMENT PLANS:

    Substantially all employees of the Corporation are covered by a retirement program that consists of a defined benefit plan and an employee stock ownership plan (ESOP). Plan assets consist primarily of the Corporation's stock and obligations of U.S. Government agencies. Benefits under the defined benefit plan are actuarially determined based on an employee's service and compensation, as defined, and funded as necessary.

    Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $1,022 thousand, $1,021 thousand and $350 thousand in 2000, 1999 and 1998, respectively. The Corporation contributed $750 thousand, $873 thousand and $750 thousand to the ESOP in 2000, 1999 and 1998, respectively.

    Pension expense included the following components:


(Dollar amounts in thousands)                       2000        1999       1998
--------------------------------------------------------------------------------
   Service cost - benefits earned                  $   899    $   927    $ 1,183
   Interest cost on projected benefit obligation     1,780      1,858      2,091
   Expected return on plan assets                   (1,801)    (1,900)    (2,361)
   Net amortization and deferral                       (26)         3       (159)
                                                   -------    -------    -------
   Total pension expense                           $   852    $   888    $   754
                                                   =======    =======    =======

    The information below sets forth the change in benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.


                                                                                DECEMBER 31,
                                                                           ---------------------
(Dollar amounts in thousands)                                                2000        1999
------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1                                            $ 31,018     $ 27,498
Service cost                                                                    899          927
Interest cost                                                                 1,780        1,858
Actuarial (gain) loss                                                        (6,099)       1,105
Benefits paid                                                                  (388)        (370)
                                                                           --------     --------
Benefit obligation at December 31                                            27,210       31,018
                                                                           --------     --------

   Reconciliation of fair value of plan assets:
   Fair value of plan assets at January 1                                    27,107       25,754
   Actual return on plan assets                                              (7,311)        (171)
   Employer contributions                                                     1,772        1,894
   Benefits paid                                                               (388)        (370)
                                                                           --------     --------
   Fair value of plan assets at December 31                                  21,180       27,107
                                                                           --------     --------
   Funded status:
     Funded status at December 31                                            (6,030)      (3,911)
     Unrecognized transition obligation                                        --           (174)
     Unrecognized prior service cost                                             32           48
     Unrecognized net actuarial cost                                          9,832        6,951
                                                                           --------     --------
     Prepaid pension asset recognized in the consolidated balance sheets   $  3,834     $  2,914
                                                                           ========     ========
   Principal assumptions used:
     Discount rate                                                             7.50%        7.00%
     Rate of increase in compensation levels                                   5.00         5.00
     Expected long-term rate of return on plan assets                          8.00         8.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Corporation also provides medical benefits to its employees subsequent to their retirement. Accrued post-retirement benefits as of December 31, 2000 and 1999 are as follows:

                                          DECEMBER 31,
 (Dollar amounts in thousands)          2000       1999
----------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at January 1      $ 2,938    $ 2,606
  Service cost                              64         57
  Interest cost                            201        195
  Plan participants' contributions          24         10
  Actuarial (gain) loss                    104        262
  Actual benefits paid                    (322)      (192)
                                       -------    -------
  Benefit obligation at December 31    $ 3,009    $ 2,938
                                       =======    =======
Reconciliation of funded status:
  Funded status                        $ 3,009      2,938
  Unrecognized transition obligation      (784)      (844)
  Unrecognized net gain (loss)          (1,081)    (1,022)
                                       -------    -------
  Accrued benefit cost                 $ 1,144    $ 1,072
                                       =======    =======

    The post-retirement benefits paid in 2000 and 1999 of $322 thousand and $192 thousand, respectively, were fully funded by company and participant contributions. There were no other changes to plan assets in 2000 and 1999.

    Weighted-average assumptions as of December 31:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             2000       1999
--------------------------------------------------------------------------------

Discount rate                                                7.50%      7.00%
Initial weighted health care cost trend rate                 7.50      10.00
Ultimate health care cost trend rate                         5.00       5.00


   Post-retirement health benefit expense included the following components:

                                           YEARS ENDED DECEMBER 31,
                                          --------------------------
(Dollar amounts in thousands)               2000     1999     1998
--------------------------------------------------------------------
Service cost                                $ 64     $ 57     $ 48
Interest cost                                201      195      165
Amortization of transition obligation         60       60       60
Recognized actuarial loss                     45       48       30
                                            ----     ----     ----
Net periodic benefit cost                   $370     $360     $303
                                            ====     ====     ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:


                                                        1% POINT     1% POINT
                                                        INCREASE     DECREASE
                                                        ---------------------
Effect on total of service and interest cost components   $  8        $ (7)
Effect of post-retirement benefit obligation               100         (91)

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER COMPREHENSIVE INCOME:

    Other comprehensive income components and related taxes were as follows:


                                                                                    DECEMBER 31,
                                                                       --------------------------------
(Dollar amounts in thousands)                                             2000        1999        1998
--------------------------------------------------------------------------------------------------------
Unrealized holding gains and losses on available-for-sale securities   $ 19,676    $(26,382)   $  3,160
Less reclassification adjustments for gains and losses later
   recognized in income                                                    (145)       (189)       (905)
                                                                       --------    --------    --------
Net unrealized gains and losses                                          19,531     (26,571)      2,255
Tax effect                                                               (7,812)     10,629        (902)
                                                                       --------    --------    --------
Other comprehensive income                                             $ 11,719    $(15,942)   $  1,353
                                                                       ========    ========    ========

14. REGULATORY MATTERS:

    The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

    Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2000, approximately $36.5 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2000 and 1999, that the Corporation meets all capital adequacy requirements to which it is subject.

    As of December 31, 2000, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

    The table on the following page presents the actual and required capital amounts and related ratios for the Corporation and the lead bank, Terre Haute First National Bank, at year end 2000 and 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            FOR CAPITAL
                                              ACTUAL                                    ADEQUACY PURPOSES
                                      ---------------------     -------------------------------------------------------------------
(Dollar amounts in thousands)          AMOUNT        RATIO                  AMOUNT                                  RATIO
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RISK-BASED CAPITAL
 Corporation - 2000                   $202,033       15.21%     greater than or equal to $106,244      greater than or equal to 8.0%
 Corporation - 1999                    188,719       15.91%     greater than or equal to   94,893      greater than or equal to 8.0%
 Terre Haute First - 2000              127,391       15.22%     greater than or equal to   66,939      greater than or equal to 8.0%
 Terre Haute First - 1999              117,432       15.75%     greater than or equal to   59,468      greater than or equal to 8.0%

TIER I RISK-BASED CAPITAL
 Corporation - 2000                   $185,402       13.96%     greater than or equal to $ 53,122      greater than or equal to 4.0%
 Corporation - 1999                    173,853       14.66%     greater than or equal to   47,446      greater than or equal to 4.0%
 Terre Haute First - 2000              117,122       14.00%     greater than or equal to   33,469      greater than or equal to 4.0%
 Terre Haute First - 1999              108,104       14.50%     greater than or equal to   29,824      greater than or equal to 4.0%

TIER I LEVERAGE CAPITAL
 Corporation - 2000                   $185,402        9.43%     greater than or equal to $ 78,646      greater than or equal to 4.0%
 Corporation - 1999                    173,853        9.36%     greater than or equal to   74,272      greater than or equal to 4.0%
 Terre Haute First - 2000              117,122        9.26%     greater than or equal to   50,598      greater than or equal to 4.0%
 Terre Haute First - 1999              108,104        9.04%     greater than or equal to   47,837      greater than or equal to 4.0%


                                                                TO BE WELL CAPITALIZED
                                                                UNDER PROMPT CORRECTIVE
                                                                   ACTION PROVISIONS
                                        ------------------------------------------------------------------------
(Dollar amounts in thousands)                         AMOUNT                                 RATIO
----------------------------------------------------------------------------------------------------------------
TOTAL RISK-BASED CAPITAL                greater than or equal to $132,805       greater than or equal to  10.0%
 Corporation - 2000                     greater than or equal to  118,616       greater than or equal to  10.0%
 Corporation - 1999                     greater than or equal to   83,674       greater than or equal to  10.0%
 Terre Haute First - 2000               greater than or equal to   73,560       greater than or equal to  10.0%
 Terre Haute First - 1999

TIER I RISK-BASED CAPITAL               greater than or equal to $ 79,683       greater than or equal to   6.0%
 Corporation - 2000                     greater than or equal to   71,170       greater than or equal to   6.0%
 Corporation - 1999                     greater than or equal to   50,204       greater than or equal to   6.0%
 Terre Haute First - 2000               greater than or equal to   44,736       greater than or equal to   6.0%
 Terre Haute First - 1999

TIER I LEVERAGE CAPITAL                 greater than or equal to $ 98,308       greater than or equal to   5.0%
 Corporation - 2000                     greater than or equal to   92,840       greater than or equal to   5.0%
 Corporation - 1999                     greater than or equal to   63,248       greater than or equal to   5.0%
 Terre Haute First - 2000               greater than or equal to   59,797       greater than or equal to   5.0%
 Terre Haute First - 1999


15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

    The parent company's condensed balance sheets as of December 31, 2000 and 1999, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2000, are as follows:

    BALANCE SHEETS

                                                     DECEMBER 31,
                                                --------------------
(Dollar amounts in thousands)                     2000       1999
--------------------------------------------------------------------
ASSETS
 Cash deposits in affiliated banks               $  4,107   $  8,647
 Investments in bank subsidiaries                 182,597    156,150
 Land and headquarters building, net                6,789      6,902
 Other                                             10,635      9,726
                                                 --------   --------
     TOTAL ASSETS                                $204,128   $181,425
                                                 ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Long-term borrowings                            $  6,780   $  6,935
 Dividends payable                                  3,749      3,442
 Other liabilities                                  2,376      2,366
                                                 --------   --------
     TOTAL LIABILITIES                             12,905     12,743
Shareholders' equity                              191,223    168,682
                                                 --------   --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $204,128   $181,425
                                                 ========   ========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    STATEMENTS OF INCOME


                                                           YEARS ENDED DECEMBER 31,
                                                       -----------------------------
(Dollar amounts in thousands)                            2000       1999      1998
------------------------------------------------------------------------------------
Income:
 Dividends from bank subsidiaries                       $ 8,608   $17,457   $17,815
  Other income                                            1,056       890       899
                                                        -------   -------   -------
   Total income                                           9,664    18,347    18,714
Expenses:
 Interest on long-term borrowings                           370       366       335
 Other operating expenses                                 1,779     1,617     1,684
                                                        -------   -------   -------
   Total operating expenses                               2,149     1,983     2,019
                                                        -------   -------   -------

   Income before income taxes and equity
     in undistributed earnings of bank subsidiaries       7,515    16,364    16,695
 Income tax benefit                                         571       457       738
                                                        -------   -------   -------
     Income before equity in undistributed
     earnings of bank subsidiaries                        8,086    16,821    17,433
Equity in undistributed earnings of bank subsidiaries    15,127     4,801     1,125
                                                        -------   -------   -------
     Net income                                         $23,213   $21,622   $18,558
                                                        =======   =======   =======

 STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
(Dollar amounts in thousands)                                  2000        1999        1998
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 23,213    $ 21,622    $ 18,558
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for depreciation and amortization                  356         349         172
     Equity in undistributed earnings of bank subsidiaries    (15,127)     (4,801)     (1,125)
     (Decrease) increase in other liabilities                      10        (331)        286
     Increase in other assets                                    (687)       (204)       (542)
                                                             --------    --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                7,765      16,635      17,349
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings                     (155)       (145)       (145)
  Purchase of furniture and fixtures                              (66)       --          --
  Proceeds from reissuance of treasury stock                     --          --           (27)
  Purchase of treasury stock                                   (5,151)    (12,673)     (4,089)
  Dividends paid                                               (6,933)     (6,224)     (5,624)
                                                             --------    --------    --------
       NET CASH USED BY FINANCING ACTIVITIES                  (12,305)    (19,042)     (9,885)
                                                             --------    --------    --------
       NET (DECREASE) INCREASE IN CASH                          (4,540)     (2,407)      7,464
       CASH, BEGINNING OF YEAR                                   8,647      11,054       3,590
                                                             --------    --------    --------
       CASH, END OF YEAR                                      $  4,107    $  8,647    $ 11,054
                                                             ========    ========    ========
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
     Interest                                                $    370    $    362    $    311
                                                             ========    ========    ========
     Income taxes                                            $ 10,114    $ 10,182    $  7,403
                                                             ========    ========    ========

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

    Management assessed First Financial Corporation's internal control structure over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 2000.

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

/s/ DONALD E. SMITH                                       /s/ MICHAEL A. CARTY

Donald E. Smith                                           Michael A. Carty
President & Chief Executive Officer                       Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of First Financial Corporation:

    We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of income, changes in shareholders' equity and cash flows of First Financial Corporation for the year ended December 31, 1998, were audited by other auditors whose report dated January 22, 1999, expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the 1999 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Indianapolis, Indiana                        /s/ CROWE, CHIZEK AND COMPANY LLP
January 12, 2001                             Crowe, Chizek and Company LLP

FIRST FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews the financial condition of First Financial Corporation at December 31, 2000 and 1999, and the results of its operations for the three years ended December 31, 2000. Where appropriate, factors that may affect future financial performance are also discussed. The discussion should be read in conjunction with the accompanying consolidated financial statements, related footnotes and selected financial data.

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

First Financial Corporation (the Corporation) is a financial services company. The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries. At the close of business in 2000 the Corporation and its subsidiaries had 694 full-time equivalent employees.

Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. First State has five branch locations in Clay County, a county contiguous to Vigo County. Citizens has four branches, all of which are located in Vermillion County, a county contiguous to Vigo County. Farmers has six branches of which five are located in Sullivan County and one in Greene County. Sullivan County is contiguous to Vigo County. Morris Plan has one branch and is located in Vigo County. Ridge Farm has one branch and is located in Vermilion County, Illinois. Parke has four branches in Parke County, a county contiguous to Vigo County. Marshall has one branch and is located in Clark County, Illinois, a county contiguous to Vigo County. Crawford has two branches in Crawford County, Illinois, and one branch in Lawrence County, Illinois.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2000

    Net income for 2000 increased to $23.2 million from $21.6 million in 1999 and earnings per share increased to $3.45 for 2000 from $3.10 in 1999. This increase was primarily the result of improved non-interest income and reduced non-interest expense. The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

    The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding.

    Total average interest-earning assets increased to $1.86 billion in 2000 from $1.75 billion in 1999. The yield on these assets increased to 8.16% in 2000 from 7.90% in 1999. Total average interest-bearing liabilities amounted to $1.63 billion in 2000 compared to $1.52 billion in 1999. The yield on these interest-bearing liabilities increased to 4.94% in 2000 from 4.40% in 1999.

    On a tax equivalent basis, net interest income decreased $0.7 million from $71.5 million in 1999 to $70.8 million in 2000. The net interest margin decreased from 4.09% in 1999 to 3.82% in 2000. This decrease is primarily the result of borrowing rates increasing faster than the yield on earning assets.

    The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2000 to 1999 and 1999 to 1998.


                                            2000 COMPARED TO 1999                          1999 COMPARED TO 1998
                                          INCREASE (DECREASE) DUE TO                    INCREASE (DECREASE) DUE TO
                                  --------------------------------------------    ---------------------------------------------
                                                             VOLUME/                                       VOLUME/
(Dollar amounts in thousands)        VOLUME      RATE         RATE      TOTAL       VOLUME      RATE        RATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Interest earned on
  interest-earning assets:
    Loans ((1)) ((2))             $  8,762    $  2,114    $    192    $ 11,068    $  7,528    $ (4,574)   $   (366)   $  2,588
    Taxable investment
      securities                       179       1,844          12       2,035         906         487          16       1,409
    Tax-exempt
      investment
      securities ((2))                 792        (299)        (19)        474         383         (15)       --           368
    Federal funds sold                (560)        255        (167)       (472)        263         (48)        (20)        195
                                  --------    --------    --------    --------    --------    --------    --------    --------
Total interest income                9,173       3,914          18      13,105       9,080      (4,150)       (370)      4,560
                                  --------    --------    --------    --------    --------    --------    --------    --------

Interest paid on
  interest-bearing liabilities:
    Transaction accounts                59         644           5         708         486        (635)        (33)       (182)
    Time deposits                      628       3,164          55       3,847      (1,602)     (3,400)        133      (4,869)
    Short-term borrowings              450         733          95       1,278         927        (130)        (43)        754
    Other borrowings                 4,936       2,353         646       7,935       5,759        (751)       (326)      4,682
                                  --------    --------    --------    --------    --------    --------    --------    --------
  Total interest expense             6,073       6,894         801      13,768       5,570      (4,916)       (269)        385
                                  --------    --------    --------    --------    --------    --------    --------    --------
  Net interest income             $  3,100    $ (2,980)   $   (783)   $   (663)   $  3,510    $    766    $   (101)   $  4,175
                                  ========    ========    ========    ========    ========    ========    ========    ========


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.



PROVISION FOR LOAN LOSSES

    The provision for loan losses is established by charging current earnings with an amount which will maintain the allowance for loan losses at a level sufficient to provide for losses in the Corporation's loan portfolio. Management considers several factors in determining the provision, including loss experience, changes in the composition of the portfolio, the financial condition of borrowers, economic trends, and general economic conditions. The provision for loan losses totaled $4.4 million and $4.7 million for 2000 and 1999, respectively.

    Net charge-offs for 2000 increased to $3.3 million from $3.2 million in 1999. At December 31, 2000, the resulting allowance for loan losses was $19.1 million or 1.49% of total loans, net of unearned income. A year earlier the allowance was $17.9 million or 1.51% of total loans.

FIRST FINANCIAL CORPORATION

RESULTS OF OPERATIONS - SUMMARY FOR 2000

OTHER INCOME

    Other income increased 13.3% in 2000 to $13.6 million from $12.0 million earned in 1999. Service charges and fees on deposit accounts and other service charges and fees increased $628 thousand and $863 thousand, respectively. These increases are the result of a focused effort to increase fee-based income.

OTHER EXPENSES

    Other expenses totaled $42.7 million for 2000 compared to $43.5 million for 1999. This represents a decrease of $840 thousand or 1.2% for 2000. Salaries and related benefits, the largest component of this group, decreased from $24.6 million to $23.1 million or 6.1%. This decline resulted from lower employee benefit costs and a slight reduction in employees during 2000. All other expenses for 2000 increased to $19.6 million from $19.0 million as compared to 1999 as management focused on controlling the Corporation's overhead.

INCOME TAXES

    The Corporation's federal income tax provision was $7.5 million in 2000 compared to a provision of $6.5 million in 1999. The overall effective tax rate in 2000 of 28.3% compares to a 1999 effective rate of 29.1%.

COMPARISON OF 1999 TO 1998

    Net income for 1999 was $21.6 million or $3.10 per share compared to $18.6 million in 1998 or $2.58 per share. This increased income was primarily the result of improved net interest and non-interest income.

    Net interest income increased $4.0 million in 1999 as compared to 1998. This increase was driven by growth as the net interest margin actually decreased slightly from 4.10% in 1998 to 4.09% in 1999.

    The Corporation's total assets increased to a record $2.04 billion at December 31, 2000, up from $1.91 billion a year earlier. Loans, net of unearned income, increased by $106 million, to $1.30 billion. While most categories increased, real estate mortgage and commercial loans increased by $60.4 million and $34.9 million to $732.4 million and $282.9 million, respectively. The increase resulted primarily because of favorable economic conditions. The overall increase in loans was primarily funded by deposits and advances from the Federal Home Loan Bank. Advances from the Federal Home Loan Bank at December 31, 2000, were $482.5 million. Total shareholders' equity increased to $191.2 million at December 31, 2000, compared to $168.7 million a year earlier. Higher net income was offset by increased dividends and the continued repurchase of corporate stock. During the year 151,181 shares were acquired at a cost of $5.2 million. In addition, during 2000, the Corporation recorded a net unrealized gain on available-for-sale securities of $11.7 million. While this fluctuation in fair value increased shareholders' equity, no gain is recognized in net income unless the security is actually sold. Following is an analysis of the components of the Corporation's balance sheet. Information describing the components of the Corporation's securities portfolio, and the market value, maturities and weighted average yields of the securities is included in Note 4 of the notes to the consolidated financial statements.

LOAN PORTFOLIO

    Loans outstanding by major category as of December 31 for each of the last five years and the maturities and interest sensitivity of the loans outstanding as of December 31, 2000, are set forth in the following analysis.

(Dollar amounts in thousands)              2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------
Loan Category
Commercial, financial and agricultural   $  282,904   $  247,949   $  233,080   $  229,855   $  197,449
Real estate - construction                   41,325       44,782       32,880       23,734       22,629
Real estate - mortgage                      732,387      671,972      636,615      561,466      508,010
Installment                                 237,527      223,459      205,251      188,552      188,670
Lease financing                               4,810        5,723        5,825        3,271        3,284
                                         ----------   ----------   ----------   ----------   ----------
      TOTAL                              $1,298,953   $1,193,885   $1,113,651   $1,006,878   $  920,042
                                         ==========   ==========   ==========   ==========   ==========

FINANCIAL CONDITION - SUMMARY

                                                       After One
                                           Within      But Within   After Five
(Dollar amounts in thousands)             One Year     Five Years     Years       Total
------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION
Commercial, financial and agricultural   $  169,316   $   65,760   $   47,828   $  282,904
Real estate - construction                   20,370       10,611       10,344       41,325
                                         ----------   ----------   ----------      -------
       TOTAL                             $  189,686   $   76,371   $   58,172      324,229
                                         ==========   ==========   ==========

Real estate - mortgage                                                             732,387
Installment                                                                        237,527
Lease financing                                                                      4,810
                                                                                ----------
       TOTAL                                                                    $1,298,953
                                                                                ==========

Loans maturing after one year with:
  Fixed interest rates                                $   33,802   $   46,026
  Variable interest rates                                 42,569       12,146
                                                      ----------   ----------
       TOTAL                                          $   76,371   $   58,172
                                                      ==========   ==========

ALLOWANCE FOR LOAN LOSSES

    The activity in the Corporation's allowance for loan losses is shown in the following analysis:


(Dollar amounts in thousands)                   2000          1999          1998          1997          1996
-----------------------------------------------------------------------------------------------------------------
Amount of loans outstanding
   at December 31,                            $1,298,953    $1,193,885    $1,113,651    $1,006,878    $  920,042
                                              ==========    ==========    ==========    ==========    ==========
Average amount of loans by year               $1,256,505    $1,151,968    $1,066,537    $  953,008    $  885,964
                                              ==========    ==========    ==========    ==========    ==========

Allowance for loan losses
   at beginning of year                       $   17,949    $   16,429    $   13,503    $   10,756    $   10,616
   Allowance resulting from acquisition             --            --             970          --            --
Loans charged off:
   Commercial, financial and agricultural          1,055           344         1,195           487         2,577
   Real estate - mortgage                            406           932           614           596           207
   Installment                                     3,196         3,034         2,827         2,732         2,016
   Leasing                                             6          --            --            --               2
                                              ----------    ----------    ----------    ----------    ----------
       Total loans charged off                     4,663         4,310         4,636         3,815         5,401
                                              ----------    ----------    ----------    ----------    ----------

Recoveries of loans previously charged off:
   Commercial, financial and agricultural            578           170           461           260           426
   Real estate - mortgage                             28           142           101           163           147
   Installment                                       788           788           634           747           500
   Leasing                                          --               5          --              10             7
                                              ----------    ----------    ----------    ----------    ----------
       Total recoveries                            1,394         1,105         1,196         1,180         1,080
                                              ----------    ----------    ----------    ----------    ----------

Net loans charged off                              3,269         3,205         3,440         2,635         4,321
Provision charged to expense                       4,392         4,725         5,396         5,382         4,461
                                              ----------    ----------    ----------    ----------    ----------
Balance at end of year                        $   19,072    $   17,949    $   16,429    $   13,503    $   10,756
                                              ==========    ==========    ==========    ==========    ==========
Ratio of net charge-offs during period
   to average loans outstanding                      .26%          .28%          .32%          .28%          .49%
                                              ==========    ==========    ==========    ==========    ==========


    Management anticipates $3.8 million of commercial, financial and agricultural loans, $0.4 million of real estate mortgage loans and $2.3 million of installment loans will be charged off for 2001.

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION - SUMMARY

UNDER-PERFORMING LOANS

    Management monitors the components and status of under-performing loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectibility. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. The interest income for non-accrual and restructured loans that would have been recorded in 2000, 1999 and 1998, under the original terms of the loans is $953 thousand, $364 thousand and $495 thousand, respectively. The Corporation recorded interest income on such loans in the amounts of $656 thousand, $119 thousand and $149 thousand for 2000, 1999 and 1998, respectively.


(Dollar amounts in thousands)      2000      1999      1998      1997      1996
--------------------------------------------------------------------------------
Non-accrual loans                $ 8,316   $ 2,879   $ 4,103   $ 3,866   $ 2,504
Restructured loans                   735       959         7        17        34
                                 -------   -------   -------   -------   -------
                                   9,051     3,838     4,110     3,883     2,538
Accruing loans past due            5,499     5,229     8,184     4,384     5,296
                                 -------   -------   -------   -------   -------
                                 $14,550   $ 9,067   $12,294   $ 8,267   $ 7,834
                                 =======   =======   =======   =======   =======

    The ratio of the allowance for loan losses as a percentage of under-performing loans was 131% at December 31, 2000, compared to 198% in 1999. This decrease is the result of a significant increase in the amount of loans in non-accrual status, amounting to $8.3 million in 2000 as compared to $2.9 million in 1999. This increase is primarily due to the Corporation's portion of a loan made to a steel manufacturer, which accounts for more than 60% of the total. Management anticipates the charge-off of a significant portion of that credit in 2001.

    The following loan categories comprise significant components of the under-performing loans at December 31, 2000:

(Dollar amounts in thousands)
--------------------------------------------------------------------------------
  Non-accrual loans:
    1-4 family residential      $1,601        19%
    Commercial loans             6,019        72
    Installment loans              696         9
    Other, various                --        --
                                ------       ---
                                $8,316       100%
                                ======       ===
  Past due 90 days or more:
    1-4 family residential      $1,667        30%
    Commercial loans             2,986        54
    Installment loans              818        15
    Other, various                  28         1
                                ------       ---
                                $5,499       100%
                                ======       ===

    There are no material concentrations by industry within the under-performing loans.

    An element of the Corporation's asset quality management process is the ongoing review and grading of each affiliate's commercial loan portfolio. At December 31, 2000, approximately $26.2 million of commercial loans are graded doubtful or substandard, including the $9.0 million of non-accrual and past-due commercial loans listed above. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. Many of these loans are still accruing and are, generally, performing in accordance with their loan agreements. However, for reasons such as previous payment history, bankruptcy proceedings, industry concerns or information specific to that borrower, it is the opinion of management that these loans require close monitoring.

FINANCIAL CONDITION - SUMMARY

DEPOSITS

    Total deposits increased to $1.32 billion at December 31, 2000, from $1.26 billion at December 31, 1999. The Corporation experienced a fluctuation between deposit types due to a rate-sensitive market environment.

    The information below presents the average amount of deposits and rates paid on those deposits for 2000, 1999 and 1998.


                                              2000                             1999                         1998
                                   ---------------------------------------------------------------------------------------
(Dollar amounts in thousands)         Amount            Rate        Amount            Rate        Amount            Rate
--------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing
  demand deposits                  $  145,923                                                  $  143,551       $ 133,259
Interest-bearing demand deposits      168,579            1.34%      294,953            2.31%      277,051            2.43%
Savings deposits                      243,357            3.14%      114,326            2.09%      112,078            2.35%
Time deposits:
  $100,000 or more                    215,889            5.66%      200,133            5.16%      205,028            5.69%
  Other time deposits                 500,401            5.55%      503,928            5.12%      527,640            5.56%
                                   ----------                    ----------                    ----------
    TOTAL                          $1,274,149                    $1,256,891                    $1,255,056
                                   ==========                    ==========                    ==========


    The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2000, are summarized as follows:


                    3 months or less               $  75,683
                    Over 3 through 6 months           48,387
                    Over 6 through 12 months          45,685
                    Over 12 months                    88,505
                                                    --------
                                            TOTAL   $258,260
                                                    ========

SHORT-TERM BORROWINGS

    A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2000, 1999 and 1998 is presented below:

(Dollar amounts in thousands)       2000       1999       1998
-----------------------------------------------------------------
Federal funds purchased          $  5,510   $ 19,559   $ 48,022
Repurchase agreements              12,269     35,718     52,549
Other short-term borrowings           929      8,222      3,061
                                 --------   --------   --------
                                 $ 18,708   $ 63,499   $103,632
                                 ========   ========   ========

    Federal funds purchased amounted to $5.5 million in 2000 compared to $19.6 million in 1999. Repurchase agreements were $12.2 million in 2000, down from $35.7 million a year earlier. The amounts and interest rates related to federal funds purchased and repurchase agreements are presented below:


(Dollar amounts in thousands)                     2000           1999           1998
--------------------------------------------------------------------------------------
Average amount outstanding                  $    71,040    $    63,641    $    45,266
Maximum amount outstanding at a month end       117,716        150,168        102,513
Average interest rate during year                  6.35%          5.19%          5.51%
Interest rate at year-end                          5.47%          5.25%          5.60%

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION - SUMMARY

OTHER BORROWINGS

    Advances from the Federal Home Loan Bank increased to $482.5 million in 2000 compared to $375.7 million in 1999. The major reasons for the increase were to fund loan demand and reduce the dependency on short-term borrowings.
    The latter of these, because of an inverted yield curve for most of 2000, were some of the most expensive sources of funds. The Asset/Liability Committee reviews these investments and considers the related strategies on a weekly basis. See Interest Rate Sensitivity and Liquidity on the following page for more information.

CAPITAL RESOURCES

    As of December 31, 2000, the Corporation's shareholders' equity was $191.2 million, an increase of 13.3% from the 1999 level of $168.7 million. This increase is in excess of increased dividends returned to shareholders and a stock repurchase plan, under which 151,181 shares were repurchased during 2000 for $5.2 million. In addition, during 2000, the Corporation recorded a net unrealized gain on available-for-sale securities of $11.7 million. While this fluctuation in fair value increased shareholders' equity, no gain is recognized in net income unless the security is sold. Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2000.

    First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2000 and 1999 was 31.2% and 30.1%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

FINANCIAL CONDITION - SUMMARY

    The Corporation does not significantly rely on any derivative products to manage interest rate risk, nor does it have a trading account. The Corporation does have certain assets, such as callable agency securities, and liabilities, such as callable FHLB advances, which contain embedded derivatives that are clearly and closely related to the underlying assets and liabilities. During 2000, the Corporation entered into an interest rate swap designed to hedge the interest rate risk associated with a fixed rate certificate of deposit promotion. Management will continue to evaluate the merits and attendant risks of financial instruments designed to facilitate the management of interest rate risk but does not expect the use of such products will become a significant part of the Corporation's interest rate risk management strategy.

    The table below shows the Corporation's estimated earnings sensitivity profile as of December 31, 2000. Given a 100 basis point increase in rates, net interest income would decrease 4.77% over the next 12 months and decrease 5.40% over the next 24 months. A 100 basis point decrease would result in a .73% increase in net interest income over the next 12 months and a .83% increase over the next 24 months. These estimates assume all rates changed overnight and management took no action as a result of this change.


                                        PERCENTAGE CHANGE IN NET INTEREST INCOME
          BASIS POINT                  -----------------------------------------
       INTEREST RATE CHANGE             12 MONTHS    24 MONTHS     36 MONTHS
--------------------------------------------------------------------------------
           Down 200                      -0.32%       -0.02%       -3.76%
           Down 100                       0.73         0.83        -1.03
           Up 100                        -4.77        -5.40        -3.60
           Up 200                        -9.39       -10.50        -6.85

    Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

    LIQUIDITY RISK

    Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $15.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $36.1 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $82.9 million in securities to be called within 2000 or the next 12 months.

OUTLOOK

    The Wabash Valley, the Corporation's primary market area, enjoyed economic growth similar to the national economy throughout 2000, including a clear slowing of economic activity during the latter part of the year. Although an economic slowdown could have an adverse impact on the local economy, historically the Wabash Valley has slowed at a lower rate than that of the country or state. This is due largely to the fact that the Wabash Valley is not dependent on any one industry segment but is a regional center for retail, education and health-related fields. Management anticipates that the outlook for 2001 will be somewhat slower than the previous year with growth in loans and deposits reflective of a slower economy.

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

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES


                                                                                 DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------
                                              2000                            1999                              1998
                                --------------------------------  -------------------------------    -------------------------------
                                  Average                 Yield/   Average                 Yield/     Average                 Yield/
(Dollar amounts in thousands)     Balance      Interest   Rate     Balance       Interest   Rate      Balance      Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans ((1)) ((2))               $1,256,505   $  107,633   8.57%   $1,151,968   $   96,565   8.38%   $1,066,537       93,977   8.81%
Taxable investment securities      430,467       30,535   7.09       427,781       28,500   6.66       413,941       27,091   6.54
Tax-exempt investment
  securities ((2))                 162,907       12,857   7.89       153,112       12,383   8.09       148,383       12,015   8.10
Federal funds sold                   5,832          380   6.52        16,991          852   5.01        12,131          657   5.42
                                ----------   ----------   ----    ----------   ----------   ----     ---------      -------   ----
Total interest-earning assets    1,855,711      151,405   8.16%    1,749,852      138,300   7.90%    1,640,992      133,740   8.15%
                                             ----------   ====                    -------   ====                    -------   ====

Non-interest earning assets:
  Cash and due from bank            63,158                            58,212                            54,909
  Premises and equipment, net       26,404                            24,847                            24,723
  Other assets                      39,900                            41,469                            36,766
  Less allowance for loan losses   (19,017)                          (17,585)                          (15,690)
                                ----------                        ----------                        ----------
        TOTALS                  $1,966,156                        $1,856,795                        $1,741,700
                                ==========                        ==========                        ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transactions accounts           $  411,936        9,901   2.40%   $  409,279        9,193   2.25%     $389,129        9,375   2.41%
Time deposits                      716,290       39,991   5.58       704,061       36,144   5.13       732,668       41,013   5.60
Short-term borrowings               75,230        4,747   6.31        66,594        3,469   5.21        49,643        2,715   5.47
Other borrowings                   429,383       25,944   6.04       337,007       18,009   5.34       235,333       13,327   5.66
                                ----------   ----------   ----    ----------   ----------   ----     ---------      -------   ----
Total interest-bearing
  liabilities:                   1,632,839       80,583   4.94%    1,516,941       66,815   4.40%    1,406,773       66,430   4.72%
                                                 ------   ====                     ------   ====                     ------   ====
Non interest-bearing
  liabilities:
Demand deposits                    145,923                           143,551                           133,259
Other                                8,491                            23,973                            29,223
                                ----------                        ----------                       -----------
                                 1,787,253                         1,684,465                         1,569,255

Shareholders' equity               178,903                           172,330                           172,445
                                ----------                        ----------                       -----------
      TOTALS                    $1,966,156                        $1,856,795                       $ 1,741,700
                                ==========                        ==========                       ===========

Net interest earnings                        $   70,822                        $   71,485                            67,310
                                             ==========                        ==========                            ======
Net yield on interest-earning assets                      3.82%                             4.09%                             4.10%
                                                          ====                              ====                              ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

MARKET AND DIVIDEND INFORMATION

    At year-end 2000 shareholders owned 6,694,237 shares of the Corporation's common stock. The stock is traded over-the-counter under the NASDAQ National Market System with the symbol THFF. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2000 and 1999.


                                                 2000                                1999
                                     -----------------------------        ---------------------------
                                       Bid Quotation       Cash            Bid Quotation        Cash
                                                         Dividends                           Dividends
     Quarter ended                     High     Low      Declared           High      Low     Declared
------------------------------------------------------------------------------------------------------
    March 31                         $41.22   $33.19                       $51.50    $41.00
    June 30                          $34.68   $30.38      $ .52            $45.00    $36.41    $ .44
    September 30                     $33.62   $29.00                       $38.25    $35.00
    December 31                      $32.94   $27.50      $ .56            $41.50    $34.50    $ .50


SELECTED QUARTERLY DATA

                                                                       2000
                                           ----------------------------------------------------------
                                                                Net     Provision
                                           Interest  Interest  Interest  for Loan    Net   Net Income
    (Dollar amounts in thousands)           Income   Expense    Income    Losses   Income  Per Share
------------------------------------------------------------------------------------------------------
    March 31                               $35,151   $18,397   $16,754   $  860    $5,415   $ .80
    June 30                                $36,286   $19,229   $17,057   $1,189    $6,081   $ .90
    September 30                           $37,134   $20,931   $16,203   $1,140    $5,974   $ .89
    December 31                            $37,846   $22,026   $15,820   $1,203    $5,743   $ .86

                                                                       1999
                                           ----------------------------------------------------------
                                                                Net     Provision
                                           Interest  Interest  Interest  for Loan    Net   Net Income
    (Dollar amounts in thousands)           Income   Expense    Income    Losses   Income  Per Share
------------------------------------------------------------------------------------------------------
    March 31                               $32,614   $16,283   $16,331   $1,482    $4,992   $ .71
    June 30                                $32,897   $16,328   $16,569   $1,078    $5,386   $ .77
    September 30                           $33,774   $16,692   $17,082   $1,084    $5,520   $ .80
    December 31                            $34,291   $17,512   $16,779   $1,081    $5,724   $ .83