Form 10-Q
period 2001-03-31
FIRST FINANCIAL CORP /IN/
filed 2001-05-15
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   March 31, 2001
                  ----------------

Commission File Number 0-16759
                       -------

                           FIRST FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                               35-1546989
------------------------------                               -------------------
(State or other jurisdiction                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)

One First Financial Plaza, Terre Haute, IN                              47807
------------------------------------------                            ----------
(Address of principal executive office)                               (Zip Code)


(812) 238-6000
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No     .
                                       ---      ---

As of March 31, 2001 were outstanding 6,694,237 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information

                                                                                                            Page No.
                                                                                                            --------

     Item 1.   Financial Statements:

       Consolidated Statements of Condition.....................................................................3

       Consolidated Statements of Income........................................................................4

       Consolidated Statements of Shareholders' Equity and Comprehensive Income.................................5

       Consolidated Statements of Cash Flows....................................................................6

       Notes to Consolidated Financial Statements...............................................................7

     Item 2.   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.....................................9

PART II.   Other Information:

     Signatures................................................................................................13

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)


                                                                              March 31,      December 31,
                                                                                 2001           2000
                                                                              ---------      ------------
                                                                             (Unaudited)
               ASSETS
Cash and due from banks                                                      $    54,940    $    68,755
Federal funds sold and short-term investments                                       --            4,175
Securities, available-for-sale                                                   559,134        568,405
Loans:
  Commercial, financial and agricultural                                         278,253        282,904
  Real estate - construction                                                      39,308         41,325
  Real estate - mortgage                                                         732,011        732,387
  Installment                                                                    235,209        237,527
  Lease financing                                                                  4,674          4,810
                                                                             -----------    -----------
                                                                               1,289,455      1,298,953
Less:
    Unearned income                                                                  817            947
    Allowance for loan losses                                                     19,846         19,072
                                                                             -----------    -----------
                                                                               1,268,792      1,278,934
Accrued interest receivable                                                       14,292         17,803
Premises and equipment, net                                                       26,191         26,363
Bank-owned life insurance                                                         45,665         45,037
Other assets                                                                      34,808         33,795
                                                                             -----------    -----------
          TOTAL ASSETS                                                       $ 2,003,822    $ 2,043,267
                                                                             ===========    ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                          $   151,168    $   148,922
 Interest-bearing:
      Certificates of deposit of $100 or more                                    217,781        258,260
      Other interest-bearing deposits                                            912,069        915,377
                                                                             -----------    -----------
                                                                               1,281,018      1,322,559
Short-term borrowings                                                             44,785         18,708
Other borrowings                                                                 452,629        489,063
Other liabilities                                                                 22,845         21,714
                                                                             -----------    -----------
          TOTAL LIABILITIES                                                    1,801,277      1,852,044

Shareholders' equity
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issues shares-7,225,483 shares in 2001 and 2000
   Outstanding shares--6,694,237 in 2001 and 2000                                    903            903
 Additional capital                                                               66,680         66,680
 Retailed earnings                                                               147,560        141,653
 Accumulated other comprehensive income (loss):
  Unrealized gains/(losses) on investments, net of tax                             9,315          3,900
Treasury shares at cost--531,246 in 2001 and 2000                                (21,913)       (21,913)
                                                                             -----------    -----------

          TOTAL SHAREHOLDERS' EQUITY                                             202,545        191,223
                                                                             -----------    -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 2,003,822    $ 2,043,267
                                                                             ===========    ===========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)


                                                                    Three Months Ended
                                                                        March 31,
                                                                      2001       2000
                                                                    -------   -------
                                                                  (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans                                                             $27,749   $25,256
  Securities:
   Taxable                                                            6,943     7,695
   Tax-exempt                                                         2,070     2,103
                                                                    -------   -------
                                                                      9,013     9,798
Other                                                                   706        97
                                                                    -------   -------
   TOTAL INTEREST INCOME                                             37,468    35,151

INTEREST EXPENSE:
Deposits                                                             13,383    11,565
Other                                                                 7,177     6,832
                                                                    -------   -------
   TOTAL INTEREST EXPENSE                                            20,560    18,397
                                                                    -------   -------
   NET INTEREST INCOME                                               16,908    16,754
   Provision for loan losses                                          1,488       860
                                                                    -------   -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               15,420    15,894
                                                                    -------   -------

NONINTEREST INCOME:

   Trust department income                                              680       775
   Service charges and fees on deposit accounts                       1,208     1,053
   Investment security gains/(losses)                                  --        --
   Other                                                              1,979       857
                                                                    -------   -------
                                                                      3,867     2,685
                                                                    -------   -------
NONINTEREST EXPENSES:

   Salaries and employee benefits                                     6,191     5,899
   Occupancy expense                                                    871       772
   Equipment expense                                                    952       960
   Printing and supplies expenses                                       258       270
   Other                                                              3,190     2,925
                                                                    -------   -------
                                                                     11,462    10,826
                                                                    -------   -------
   INCOME BEFORE INCOME TAXES EXPENSE                                 7,825     7,753
Income Tax Expense                                                    1,918     2,338
                                                                    -------   -------
   NET INCOME                                                       $ 5,907   $ 5,415
                                                                    =======   =======
EARNINGS PER SHARE:
Net Income                                                          $  0.88   $  0.80
                                                                    =======   =======
Weighted average number of shares outstanding (in thousands)          6,694     6,802
                                                                    =======   =======



See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                            March 31, 2001, and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)



                                                                                   Accumulated
                                                                                     Other
                                           Common      Additional    Retained    Comprehensive     Treasury
                                           Stock        Capital      Earnings     Income/(Loss)      Stock              Total

Balance, January 1, 2001                    $903       $66,680     $141,653          $3,900        $(21,913)          $191,223

Comprehensive income:
     Net income                                                       5,907                                              5,907
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                       5,415                              5,415
                                                                                                                      --------
       Total comprehensive income                                                                                       11,322
                                            ----       -------     --------          ------        ---------          --------
Balance , March 31, 2001                    $903       $66,680     $147,560          $9,315        $(21,913)          $202,545
                                            ====       =======     ========          ======        =========          ========


Balance, January 1, 2000                    $903       $66,680     $125,680         $(7,819)       $(16,762)          $168,682

Comprehensive income
     Net income                                                       5,415                                              5,415
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                        (830)                              (830)
                                                                                                                      --------
       Total comprehensive income                                                                                        4,585
Treasury stock purchase                                                                              (2,918)            (2,918)
                                            ----       -------     --------          ------        ---------          --------
Balance , March 31, 2000                    $903       $66,680     $131,095         $(8,649)       $(19,680)          $170,349
                                            ====       =======     ========          ======        =========          ========




See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                              2001         2000
                                                           ---------    ---------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                 $   5,907    $   5,415
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                     (571)        (533)
  Provision for loan losses                                    1,488          860
  Securities gains                                              --           --
  Provision for depreciation and amortization                    835          821
  Other, net                                                   2,242      (13,622)
                                                           ---------    ---------
      NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES         9,901       (7,059)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                          --            116
Maturities of available-for-sale securities                   30,052       17,213
Purchases of available-for-sale securities                   (11,185)     (17,402)
Loans made to customers, net of repayments                     9,508      (35,606)
Net change in federal funds sold                               4,175      (11,780)
Additions to premises and equipment                            (621)       (1,019)
                                                           ---------    ---------
      NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES        31,929      (48,478)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                       (41,541)      (8,496)
Net change in short-term borrowings                           26,077       30,156
Dividends paid                                                (3,747)      (3,442)
Purchase of treasury stock                                      --         (2,918)
Proceeds from other borrowings                                43,500      147,491
Repayments on other borrowings                               (79,934)    (106,364)
                                                           ---------    ---------
     NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES        (55,645)      56,427
                                                           ---------    ---------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (13,815)         890
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            68,755       58,075
                                                           ---------    ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD               $  54,940    $  58,965
                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest               $  20,625    $  17,978
                                                           =========    =========

    Income taxes paid                                      $     124    $     592
                                                           =========    =========



See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying March 31, 2001 and 2000 consolidated financial statements are unaudited. The December 31, 2000 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2000 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2000 annual report.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                                                 (000's)
                                                                       March 31,     December 31,
                                                                         2001             2000
                                                                       --------      -----------
Impaired loans with related allowance for loan
losses calculated under SFAS No. 114..............................     $7,430           $6,422


     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities
    The cost and fair value of the Corporation's investments at March 31, 2001 are shown below. All securities are classified as available-for-sale.


                                                        (000's)
                                                        March 31, 2001
                                              Amortized Cost      Fair Value
                                              --------------      ----------
United States Government                           $153,265     $155,106
United States Government Agencies                   161,187      163,568
States and Municipal                                163,329      169,916
Other                                                69,847       70,544
                                                   --------     --------
                                                   $547,628     $559,134
                                                   ========     ========


4.  Short-Term Borrowings
     Period-end short term borrowings were comprised of the following:


                                                            (000's)
                                                  March 31,       December 31,
                                                    2001              2000
                                                  --------        ------------

Federal Funds Purchased                             $34,819         5,510
Repurchase Agreements                                 9,735        12,269
Note Payable - U.S. Government                          231           929
                                                    -------       -------
                                                    $44,785       $18,708
                                                    =======       =======

5. Other Borrowings
     Other borrowings at period-end are summarized as follows:


                                                       (000's)
                                                March 31,      December 31,
                                                  2001            2000
                                                --------       -----------

FHLB Advances                                   $446,028       $482,460
City of Terre Haute, Indiana
  Economic Development Revenue bonds               6,660          6,600
Other                                                  1              3
                                                       -              -
                                                --------       --------
                                                $452,629       $489,063
                                                ========       ========

6.  Derivatives
     Effective January 1, 2001, the Corporation implemented a new accounting standard, which requires all derivatives to be recorded at fair value and carried on the statement of condition. Unless designated as hedges, changes in the fair value of derivatives are recorded in the statement of income. Implementation of this standard did not have a material effect on the Corporation's financial condition or results of operations.

     During 2000, the Corporation entered into an interest rate swap with a notional principal balance of $10 million. The agreement requires the Corporation to make variable rate payments, based on LIBOR, which rate was 4.88% at March 31, 2001, and entitles the Corporation to receive fixed rate payments at a rate of 6.817%. The swap has a 24-month term and was entered into to hedge a similar maturity fixed rate certificate of deposit special that generated approximately $13 million in deposits. At March 31, 2001, the interest rate swap contract has a fair value of $304 thousand, which is approximately the same amount as the fair value adjustment to the hedged certificates of deposit. The interest rate swap is included in time deposits on the statement of condition. Management believes the derivative is an effective hedge. Net settlement income or expense is included in interest expense. The Corporation is exposed to credit loss in the event the counterparty does not perform under the agreement in an amount equal to the rate differential when the fixed rate exceeds the variable rate.

     During 2001 the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through March, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income protection should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $290 thousand at March 31, 2001, and is included in other assets on the statement of condition. As the agreement was made in late March, fair value approximates cost at March 31, 2001.

7. Acquisitions
     During March 2001, the Corporation executed a definitive agreement to acquire Forrest Sherer, Inc, a full lines insurance agency headquartered in Terre Haute, Indiana. The purchase price will be $8.5 million payable in cash and stock of the Corporation. The acquisition will be accounted for using the purchase method of accounting. Its results of operations will be included in the Corporation's financial statements only after acquisition. Consummation of the transaction was subject to various conditions. These were satisfied and the acquisition was consummated on April 30, 2001. The transaction did not affect the March 31, 2001 financial statements. Management has not yet finalized their determination of the fair value of assets and liabilities acquired or the number of shares to be issued to shareholders of Forrest Sherer, Inc.

     During March 2001, the Corporation executed a definitive agreement to acquire Community Financial Corporation (Community), based in Olney, Illinois. Consummation of the transaction is subject to a variety of conditions, regulatory approval and approval by the shareholders of Community. This transaction will also be accounted for using the purchase method. The cash purchase price for each share of Community is dependent upon a number of variables and conditions. Management expects to consummate this transaction in late 2001.

                           FIRST FINANCIAL CORPORATION


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2000.

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


                          Summary of Operating Results


     Net income for the three months ended March 31, 2001 was $5.9 million, a 9.1% improvement from the $5.4 million in the same period in 2000. Basic earnings per share increased to $0.88 for the first quarter of 2001 compared to $0.80 for 2000, a 10.0% improvement.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $16.9 million in the first three months of 2001 from $16.8 million in the same period of 2000. This was the result of an increase of $117 million in average interest earning assets and an increase of $62 million in average interest bearing liabilities.

      Loans and non-taxable investments experienced higher yields for the three-month period ended March 31, 2001 compared to the same period in 2000. However, the higher yield on these assets was largely offset by higher costs of funds, particularly time deposits. The Corporation's net interest margin (tax equivalent net interest income divided by average earnings assets) declined to 3.84% for the quarter ended March 31, 2001, compared to 3.99% for the prior year.

     During the twelve months ended March 31, 2001, loans increased $60.7 million and total assets climbed 2.6% to $2.0 billion while deposits increased 2.7% or $33.4 million. Also during 2000, the Corporation has purchased treasury stock for $5.2 million. These funds were extracted from the earning pool, lowering net interest income and increasing earnings per share.

Noninterest Income

     Noninterest income for the three month period ending March 31, 2001, as compared to the same period of 2000, increased $1.2 million, or 44.0%. This was attributed to significantly higher gains recognized in the secondary mortgage market, increases in fee-based income and an increase in commissions generated by a reinsurance subsidiary.

Noninterest Expenses

     Noninterest expenses for the first three months of 2001, as compared to the same period of 2000, increased $.6 million due mainly to increases in salaries and employee benefits and occupancy expenses.

Allowance for Loan Losses

   The Corporation's provision for loan losses increased to $1.5 million for the first three months of 2001 compared to $.9 million in the same period of 2000. At March 31, 2001, the allowance for loan losses was 1.56% of net loans, an increase from 1.50% at December 31, 2000. Net chargeoffs for the first three months of 2001 were $.7 million compared to only $.1 million for the same period of 2000. The increased provision is substantially in response to one specific problem credit, a steel manufacturing company. Credit facilities to this customer aggregate to approximately $5 million. These loans are on non-accrual status and management anticipates the charge-off of a significant portion of this credit in 2001. Based on historical loss experience and management's review of the current portfolio, management believes the allowance of $19.8 million at March 31, 2001, is adequate.

Nonperforming Loans and Leases

     Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at March 31, 2001 and December 31, 2000 follows:


                                                                      (000's)
                                                          March 31, 2001     December 31, 2000
                                                          --------------     -----------------
Nonaccrual loans and leases                                 $10,601             $8,316
Renegotiated loans and leases                                   126                735
Ninety days past due loans and leases                         3,349              5,499
                                                              -----              -----
   Total nonperforming loans and leases                     $14,076            $14,550
                                                            =======            =======

Ratio of the allowance for loan losses
 as a percentage of nonperforming loans and leases              141%               131%


     The following loan categories comprise significant components of the nonperforming loans at March 31, 2001 and December 31, 2000.


                                      (000's)                (000's)
                                  March 31, 2001       December 31, 2000
                                -------------------   --------------------
Non-Accrual Loans:
      1-4 family residential    $ 1,769         17%   $ 1,601         19%
      Commercial loans            8,084         76      6,019         72
      Installment loans             748          7        696          9
      Other, various               --         --         --         --
                                -------    -------    -------    -------
                                $10,601        100%   $ 8,316        100%
                                =======    =======    =======    =======

Past due 90 days or more:
       1-4 family residential   $ 1,650         49%   $ 1,667         30%
       Commercial loans           1,125         34    $ 2,986         54
       Installment loans            571         17        818         15
       Other, various                 3       --           28          1
                                -------    -------    -------    -------
                                $ 3,349        100%   $ 5,499        100%
                                =======    =======    =======    =======


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

     As outlined in Note 6, the Corporation makes limited use of derivatives to facilitate its interest rate risk management activities. At March 31, 2001, derivatives include a $10 million interest rate swap directly related to a certificate of deposit special and a $50 million interest rate cap designed to help protect net interest income should rates rise significantly in the near term. The Corporation currently does not invest in derivative products for short-term gain, nor is engaged in securities trading activity. The Corporation invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments and the impact of derivatives are included in the following table.

     The table below shows the Corporation's estimated earnings sensitivity profile as of March 31, 2001. Given a 100 basis point increase in rates, net interest income would decrease 2.55% over the next 12 months and decrease 4.84% over the second 12 month period. A 100 basis point decrease would result in a 0.20% increase in net interest income over the next 12 months and a 0.17% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.


                                       Percentage Change in Net Interest Income
    Basis Point                        ----------------------------------------
    Interest Rate Change               12 months     24 months        36 months
                                       ----------------------------------------
    Down 300                               -4.89         -5.84        -12.06
    Down 200                               -1.51         -2.21         -6.34
    Down 100                                0.20         -0.17         -2.21
    Up 100                                 -2.55         -4.84         -2.84
    Up 200                                 -8.47         -8.87         -4.84
    Up 300                                -11.98        -12.42         -6.14


      The Corporation does have other assets and liabilities, which contain embedded options, most notably callable agency securities and putable Federal Home Loan Bank advances. The securities pay a premium rate and the advances charge a discounted rate in exchange for the option. Therefore, there is a benefit to current income from using these products. Management believes these put and call options are clearly and closely related to the underlying instruments and that they are therefore not considered derivatives. Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $14.4 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $49.8 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $69.3 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Strong earnings and unrealized gains on securities increased shareholders' equity 18.9% to $202.6 million as of March 31, 2001 compared to $170.3 million on March 31, 2000. Book value per share increased 20.2% over this same period to $30.26 from $25.19. Total assets increased 2.6% or $50.1 million from March 31, 2000. This growth was in loans which increased 5.0%, or $60.8 million.

     The Corporation experienced a reduction in total assets of $39.4 million or 1.9% since year end. With lower fixed rates offered in the market recently, the Corporation has sold various mortgage loans in the secondary market which was why loans decreased $9.4 million since year end. Also cash and other assets converted to cash were used to pay down borrowings $10.3 million. There was a reduction in deposits of $41.5 million since year end of which $40.5 million represented certificates of deposits in excess of $100 thousand.

Capital Adequacy

     As of March 31, 2001, the Corporation's leverage ratio was 9.45% compared to 9.33% at December 31, 2000.

     At March 31, 2001, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 15.22% compared to 15.39% at December 31, 2000. These amounts exceed minimum regulatory capital requirements.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FIRST FINANCIAL CORPORATION
                                                 -------------------------------
                                                       (Registrant)




Date: May 11, 2001                               By /s/ Donald E. Smith
                                                   -----------------------------
                                                  Donald E. Smith, Chairman



Date: May 11, 2001                               By /s/ Norman L. Lowery
                                                   -----------------------------
                                                   Norman L. Lowery,
                                                   Vice Chairman



Date: May 11, 2001                               By  /s/ Michael A. Carty
                                                   -----------------------------
                                                   Michael A. Carty, Treasurer