Form 10-Q
period 2001-06-30
FIRST FINANCIAL CORP /IN/
filed 2001-08-14
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  June 30, 2001
                   -------------

Commission File Number 0-16759
                       -------

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      INDIANA                            35-1546989
                      -------                            ----------
          (State or other jurisdiction                (I.R.S. Employer
          Incorporation or organization)             Identification No.)

     One First Financial Plaza, Terre Haute, IN             47807
     ------------------------------------------             -----
     (Address of principal executive office)              (Zip Code)

              (812)238-6000
              -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No      .
                                       ------     -----

As of June 30, 2001 were outstanding 6,855,456 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  Financial Information                                                                Page No.
                                                                                              --------
     Item 1.   Financial Statements:

       Consolidated Statements of Condition......................................................3

       Consolidated Statements of Income.........................................................4

       Consolidated Statements of Shareholders' Equity and Comprehensive Income..................5

       Consolidated Statements of Cash Flows.....................................................7

       Notes to Consolidated Financial Statements................................................8

     Item 2.   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.....................11

PART II.   Other Information:

     Signatures.................................................................................15

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)


                                                                                 June 30,       December 31,
                                                                                   2001             2000
                                                                                   ----             ----
                                                                               (Unaudited)
               ASSETS
Cash and due from banks                                                        $    61,267      $    68,755
Federal funds sold and short-term investments                                            -            4,175
Securities, available-for-sale                                                     520,256          568,405
Loans:
  Commercial, financial and agricultural                                           295,283          282,904
  Real estate - construction                                                        38,041           41,325
  Real estate - mortgage                                                           739,528          732,387
  Installment                                                                      239,062          237,527
  Lease financing                                                                    4,750            4,810
                                                                               -----------      -----------
                                                                                 1,316,664        1,298,953
Less:
    Unearned income                                                                    853              947
    Allowance for loan losses                                                       17,478           19,072
                                                                               -----------      -----------
                                                                                 1,298,333        1,278,934
Accrued interest receivable                                                         15,568           17,803
Premises and equipment, net                                                         26,664           26,363
Bank-owned life insurance                                                           46,384           45,037
Other assets                                                                        46,477           33,795
                                                                               -----------      -----------
          TOTAL ASSETS                                                         $ 2,014,949      $ 2,043,267
                                                                               ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                            $   138,503      $   148,922
Interest-bearing:
      Certificates of deposit of $100 or more                                      202,454          258,260
      Other interest-bearing deposits                                              927,514          915,377
                                                                               -----------      -----------
                                                                                 1,268,471        1,322,559
Short-term borrowings                                                               85,031           18,708
Other borrowings                                                                   423,786          489,063
Other liabilities                                                                   27,851           21,714
                                                                               -----------      -----------
          TOTAL LIABILITIES                                                      1,805,139        1,852,044

Shareholders' equity
 Common stock, $.125 stated value per share; Authorized shares--40,000,000
   Issues shares-7,225,483 shares in 2001 and 2000
   Outstanding shares 6,855,456 in 2001 and 6,700,349 in 2000                          903              903
 Additional capital                                                                 66,680           66,680
 Retailed earnings                                                                 149,506          141,653
 Accumulated other comprehensive income (loss):
 Unrealized gains/(losses) on investments, net of tax                                8,660            3,900
 Treasury shares at cost 370,027 in 2001 and 525,134 in 2000                       (15,939)         (21,913)
                                                                               -----------      -----------

          TOTAL SHAREHOLDERS' EQUITY                                               209,810          191,223
                                                                               -----------      -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 2,014,949      $ 2,043,267
                                                                               ===========      ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)


                                                     Three Months Ended      Six Months Ended
                                                          June 30,                June 30,
                                                      2001        2000        2001        2000
                                                      ----        ----        ----        ----
                                                        (Unaudited)             (Unaudited)
INTEREST INCOME:
  Loans                                             $27,431     $26,302     $55,180     $51,558
  Securities:
    Taxable                                           6,262       7,782      13,205      15,477
   Tax-exempt                                         2,078       2,101       4,148       4,204
                                                    -------     -------     -------     -------
                                                      8,340       9,883      17,353      19,681
  Other                                                 709         101       1,415         198
                                                    -------     -------     -------     -------
   TOTAL INTEREST INCOME                             36,480      36,286      73,948      71,437

INTEREST EXPENSE:
Deposits                                             12,447      11,554      25,830      23,119
Other                                                 6,879       7,675      14,056      14,507
                                                    -------     -------     -------     -------
   TOTAL INTEREST EXPENSE                            19,326      19,229      39,886      37,626
                                                    -------     -------     -------     -------

   NET INTEREST INCOME                               17,154      17,057      34,062      33,811

   Provision for loan losses                          1,464       1,189       2,952       2,049
                                                    -------     -------     -------     -------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         15,690      15,868      31,110      31,762

NONINTEREST INCOME:

   Trust department income                              762         663       1,442       1,438
   Service charges and fees on deposit accounts       1,426       1,222       2,634       2,275
   Investment security gains/(losses)                   172         143         172         143
   Other                                              3,006       1,428       4,985       2,285
                                                    -------     -------     -------     -------
                                                      5,366       3,456       9,233       6,141
                                                    -------     -------     -------     -------
NONINTEREST EXPENSES:

   Salaries and employee benefits                     7,771       5,980      13,962      11,879
   Occupancy expense                                    901         692       1,772       1,464
   Equipment expense                                    790         849       1,742       1,809
   Printing and supplies expenses                       209         267         467         537
   Other                                              3,840       2,872       7,030       5,797
                                                    -------     -------     -------     -------
                                                     13,511      10,660      24,973      21,486
                                                    -------     -------     -------     -------

   INCOME BEFORE INCOME TAX EXPENSE                   7,545       8,664      15,370      16,417

Income Tax Expense                                    1,762       2,583       3,680       4,921
                                                    -------     -------     -------     -------

   NET INCOME                                       $ 5,783     $ 6,081     $11,690     $11,496
                                                    =======     =======     =======     =======

EARNINGS PER SHARE:
Net Income                                          $  0.85     $  0.90     $  1.73     $  1.70
                                                    =======     =======     =======     =======

Weighted average number
of shares outstanding (in thousands)                  6,802       6,729       6,749       6,765
                                                    =======     =======     =======     =======

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                             June 30, 2001, and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                Accumulated
                                                                                    Other
                                        Common      Additional     Retained     Comprehensive    Treasury
                                         Stock        Capital      Earnings     Income/(Loss)      Stock          Total
Balance, April 1, 2001                 $     903     $  66,680     $ 147,560      $   9,315      $ (21,913)     $ 202,545

Comprehensive income:
     Net income                                                        5,783                                        5,783
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                        (655)                         (655)
                                                                                                                ---------
       Total comprehensive income                                                                                   5,128

Cash dividends, $.56 per share                                        (3,837)                                      (3,837)
Issuance of treasury shares                                                                          6,801          6,801
Treasury stock purchase                                                                               (827)          (827)
                                       ---------     ---------     ---------      ---------      ---------      ---------
Balance, June 30, 2001                 $     903     $  66,680     $ 149,506      $   8,660      $ (15,939)     $ 209,810
                                       =========     =========     =========      =========      =========      =========



Balance, April 1, 2000                 $     903     $  66,680     $ 131,095      $  (8,649)     $ (19,680)     $ 170,349

Comprehensive income
     Net income                                                        6,081                                        6,081
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                       1,362                         1,362
                                                                                                                ---------
       Total comprehensive income                                                                                   7,443

Cash dividends, $.52 per share                                        (3,491)                                      (3,491)
Treasury stock purchase                                                                             (2,044)        (2,044)
                                       ---------     ---------     ---------      ---------      ---------      ---------
Balance, June 30, 2000                 $     903     $  66,680     $ 133,685      $  (7,287)     $ (21,724)     $ 172,257
                                       =========     =========     =========      =========      =========      =========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                Six Months Ended
                             June 30, 2001, and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                     Accumulated
                                                                                        Other
                                        Common     Additional       Retained        Comprehensive       Treasury
                                        Stock       Capital         Earnings        Income/(Loss)         Stock           Total
Balance, January 1, 2001               $   903     $   66,680     $    141,653      $       3,900      $  (21,913)     $   191,223

Comprehensive income:
     Net income                                                         11,690                                              11,690
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                             4,760                            4,760
                                                                                                                       -----------
       Total comprehensive income                                                                                           16,450

Cash dividends, $.56 per share                                          (3,837)                                             (3,837)
Issuance of treasury shares                                                                                 6,801            6,801
Treasury stock purchase                                                                                      (827)            (827)
                                       -------     ----------     ------------      -------------      ----------      -----------
Balance, June 30, 2001                 $   903     $   66,680     $    149,506      $       8,660      $  (15,939)     $   209,810
                                       =======     ==========     ============      =============      ==========      ===========



Balance, January 1, 2000               $   903     $   66,680     $    125,680      $      (7,819)     $  (16,762)     $   168,682

Comprehensive income
     Net income                                                         11,496                                              11,496
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                                               532                              532
                                                                                                                       -----------
       Total comprehensive income                                                                                           12,028

Cash dividends, $.52 per share                                          (3,491)                                             (3,491)
Treasury stock purchase                                                                                    (4,962)          (4,962)

                                       -------     ----------     ------------      -------------      ----------      -----------
Balance, June 30, 2000                 $   903     $   66,680     $    133,685      $      (7,287)     $  (21,724)     $   172,257
                                       =======     ==========     ============      =============      ==========      ===========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                               2001            2000
                                                               ----            ----
                                                                    (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                   $  11,690      $  11,496
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                     (1,055)        (1,096)
  Provision for loan losses                                      2,952          2,049
  Securities gains                                                   -           (143)
  Provision for depreciation and amortization                    1,537          1,628
  Other, net                                                    (1,744)        (9,565)
                                                             ---------      ---------
      NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES          13,380          4,369
                                                             ---------      ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                               -            259
Maturities of available-for-sale securities                     70,682         25,085
Purchases of available-for-sale securities                     (13,545)       (20,272)
Loans made to customers, net of repayments                     (21,112)       (73,828)
Net change in federal funds sold                                 4,175        (10,675)
Purchase of Forrest Sherer                                      (1,699)             -
Additions to premises and equipment                             (1,753)        (1,867)
                                                             ---------      ---------
      NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES          36,692        (81,298)
                                                             ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                         (54,088)        (5,021)
Net change in short-term borrowings                             66,323         58,880
Dividends paid                                                  (3,747)        (3,442)
Treasury stock purchases                                          (827)        (4,962)
Proceeds from other borrowings                                  43,940        217,746
Repayments on other borrowings                                (109,217)      (174,361)
                                                             ---------      ---------
     NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES          (57,616)        88,840
                                                             ---------      ---------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (7,488)        11,911
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              68,755         58,075
                                                             ---------      ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  61,267      $  69,986
                                                             =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                 $  41,384      $  37,996
                                                             =========      =========

    Income taxes paid                                        $   3,842      $   5,958
                                                             =========      =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying June 30, 2001 and 2000 consolidated financial statements are unaudited. The December 31, 2000 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2000 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2000 annual report.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                                                            (000's)
                                                                                    June 30,       December 31,
                                                                                      2001             2000
                                                                                      ----             ----
Impaired loans with related allowance for loan losses calculated under
SFAS No. 114..................................................................       $7,421           $6,422


     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.   Securities
     The cost and fair value of the Corporation's investments at June 30, 2001 are shown below. All securities are classified as available-for-sale.

                                                        (000's)
                                                    June 30, 2001
                                             Amortized Cost   Fair Value
                                             --------------   ----------

United States Government                         $139,371     $141,078
United States Government Agencies                 136,624      138,776
States and Municipal                              163,833      169,127
Other                                              70,709       71,275
                                                 --------     --------
                                                 $510,537     $520,256
                                                 ========     ========

4.   Short-Term Borrowings
     Period-end short term borrowings were comprised of the following:

                                                        (000's)
                                                 June 30,   December 31,
                                                   2001         2000
                                                   ----         ----

Federal Funds Purchased                          $ 55,488     $  5,510
Repurchase Agreements                              24,706       12,269
Note Payable - U.S. Government                      4,837          929
                                                 --------     --------
                                                 $ 85,031     $ 18,708
                                                 ========     ========

5.   Other Borrowings
     Other borrowings at period-end are summarized as follows:

                                                                            (000's)
                                                                     June 30,     December 31,
                                                                       2001           2000
                                                                       ----           ----
FHLB Advances                                                        $417,186       $482,460
City of Terre Haute, Indiana Economic Development Revenue bonds         6,600          6,600
Other                                                                       -              3
                                                                     --------       --------
                                                                     $423,786       $489,063
                                                                     ========       ========

6.   Derivatives
     Effective January 1, 2001, the Corporation implemented FAS 133, a new accounting standard. This standard requires all derivatives to be recorded at fair value and carried on the statement of condition. Unless designated as hedges, changes in the fair value of derivatives are recorded in the statement of income.

     During 2000, the Corporation entered into an interest rate swap with a notional principal balance of $10 million. The agreement requires the Corporation to make variable rate payments, based on LIBOR, which rate was 3.84% at June 30, 2001, and entitles the Corporation to receive fixed rate payments at a rate of 6.817%. The swap has a 24-month term and was entered into to hedge a similar maturity fixed rate certificate of deposit special that generated approximately $13 million in deposits. At June 30, 2001, the interest rate swap contract has a fair value of $472 thousand, which is approximately the same amount as the fair value adjustment to the hedged certificates of deposit. The interest rate swap is included in time deposits on the statement of condition. Management monitors the continuing effectiveness of the interest rate swap as a hedge and believes it continues to be an effective hedge. Net settlement income or expense is included in interest expense. The Corporation is exposed to credit loss in the event the counterparty does not perform under the agreement in an amount equal to the rate differential when the fixed rate exceeds the variable rate.

     During 2001 the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through March, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $383 thousand at June 30, 2001, and is included in other assets on the statement of condition. The fair value exceeds the amortized basis by $117 thousand, which was included in the statement of income.

7.   Acquisitions
     Effective May 1, 2001, the Corporation acquired Forrest Sherer, Inc, a full lines insurance agency headquartered in Terre Haute, Indiana. The purchase price was $8.5 million of which $1.7 million was paid in cash and $6.8 million of stock (182,672 shares) of the Corporation was issued. The acquisition will be accounted for using the purchase method of accounting. Its results of operations are included in the Corporation's financial statements only after acquisition.

     Management expects total intangible assets will aggregate to approximately $8.4 million. However, appraisals are currently being performed on the assets of Forrest Sherer, Inc. to properly allocate the purchase price to various items. Until this effort is completed, specific amounts allocated to intangible assets such as customer lists and goodwill cannot be accurately identified.
Once the fair value determination is concluded, the Corporation will begin to record amortization expense.

     The following table presents proforma revenue, net income and earnings per share determined as if the acquisition had been consummated at January 1, 2000. Key assumptions include the add back of merger-related expenses paid by Forrest Sherer of approximately $160 thousand and the amortization of the expected $8.4 million intangible asset over a twelve year life.

                                 Six  months ended June 30,
                                      (000's omitted
                                  except per share data)

                                    2001           2000
                                    ----           ----
Revenue                           $85,293        $80,241
Net income                         11,465         11,648
Earnings per share                $  1.67        $  1.68

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


                          Summary of Operating Results


     Net income for the six months ended June 30, 2001 was $11.7 million, a 1.7% improvement from the $11.5 million in the same period in 2000. Basic earnings per share increased to $1.73 for the second quarter of 2001 compared to $1.70 for 2000, a 1.8% improvement.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $34.1 million in the first six months of 2001 from $33.8 million in the same period of 2000. This was the result of an increase of $79 million in average interest earning assets and an increase of $42 million in average interest bearing liabilities.

      Loans and non-taxable investments experienced higher yields for the six-month period ended June 30, 2001 compared to the same period in 2000. However, the higher yield on these assets was largely offset by higher costs of funds, particularly time deposits. The Corporation's net interest margin (tax equivalent net interest income divided by average earnings assets) declined to 3.90% for the six months ended June 30, 2001, compared to 3.97% for the prior year.

     During the twelve months ended June 30, 2001, loans increased $50.6 million and total assets climbed 1.2% to $2.0 billion while deposits increased 1.4% or $17.4 million. Also during 2000, the Corporation purchased treasury stock for $5.0 million. These funds were extracted from the earning asset pool, lowering net interest income, but increasing earnings per share.

Noninterest Income

     Noninterest income for the six month period ending June 30, 2001, as compared to the same period of 2000, increased $3.1 million, or 50.4%. This was attributed to significantly higher gains recognized in the secondary mortgage market, increases in fee-based income, an increase in commissions generated by a reinsurance subsidiary, and insurance commission income from recently acquired Forrest Sherer, Inc.

     Noninterest income for the three months ended June 30, 2001 increased 55.3% to $5.4 million from the $3.5 million reported for the same period in 2000. Causes for this increase are the same as those identified in the previous paragraph.

Noninterest Expenses

     Noninterest expenses for the first six months of 2001, as compared to the same period of 2000, increased $16.23% due mainly to a 17.6% increase in salaries and employee benefits and occupancy expenses. During the second quarter of 2001, the Corporation recorded an expense of $930 thousand related to a newly established incentive compensation plan for key employees. Also included in noninterest expenses is $686 thousand of Forrest Sherer, Inc.'s expenses since the acquisition date of May 1, 2001.

     Noninterest expenses for the three months ended June 30, 2001 increased 16.2% to $13.5 million from $10.7 million reported for the same period in 2000. Causes for this increase are the same as those identified in the previous paragraph.

Allowance for Loan Losses

   The Corporation's provision for loan losses increased to $3.0 million for the first six months of 2001 compared to $2.0 million in the same period of 2000. At June 30, 2001, the allowance for loan losses was 1.33% of net loans, a decrease from 1.47% at December 31, 2000. Net chargeoffs for the first six months of 2001 were $4.5 million compared to only $.9 million for the same period of 2000. The increased provision and chargeoffs are substantially in response to one specific problem credit, a steel manufacturing company. Based on historical loss experience and management's review of the current portfolio, management believes the allowance of $17.5 million at June 30, 2001, is adequate.

Nonperforming Loans and Leases

     Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at June 30, 2001 and December 31, 2000 follows:


                                                                 (000's)
                                                   June 30, 2001      December 31, 2000
                                                   -------------      -----------------
Nonaccrual loans and leases                            $ 7,564             $ 8,316
Renegotiated loans and leases                              125                 735
Ninety days past due loans and leases                    6,495               5,499
                                                       -------             -------
   Total nonperforming loans and leases                $14,184             $14,550
                                                       =======             =======

Ratio of the allowance for loan losses
 as a percentage of nonperforming loans and leases         123%                131%


     The following loan categories comprise significant components of the nonperforming loans at June 30, 2001 and December 31, 2000.


                                                  (000's)
                                    June 30, 2001         December 31, 2000
                                    -------------         -----------------
Non-Accrual Loans:
      1-4 family residential      $1,752          23%     $1,601          19%
      Commercial loans             4,689          62       6,019          72
      Installment loans            1,123          15         696           9
      Other, various                   -           -           -           -
                                  ------      ------      ------      ------
                                  $7,564         100%     $8,316         100%
                                  ======      ======      ======      ======

Past due 90 days or more:
       1-4 family residential     $1,805          28%     $1,667          30%
       Commercial loans            3,540          55       2,986          54
       Installment loans           1,147          17         818          15
       Other, various                  3           -          28           1
                                  ------      ------      ------      ------
                                  $6,495         100%     $5,499         100%
                                  ======      ======      ======      ======

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

     As outlined in Note 6, the Corporation makes limited use of derivatives to facilitate its interest rate risk management activities. At June 30, 2001, derivatives include a $10 million interest rate swap directly related to a certificate of deposit special and a $50 million interest rate cap designed to help protect net interest income should rates rise significantly in the near term. The Corporation currently does not invest in derivative products for short-term gain, nor is engaged in securities trading activity. The Corporation invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments and the impact of derivatives are included in the following table.

     The table below shows the Corporation's estimated earnings sensitivity profile as of June 30, 2001. Given a 100 basis point increase in rates, net interest income would decrease 2.83% over the next 12 months and decrease 2.82% over the second 12 month period. A 100 basis point decrease would result in a 2.86% increase in net interest income over the next 12 months and a 3.05% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.


                              Percentage Change in Net Interest Income
    Basis Point               ----------------------------------------
    Interest Rate Change      12 months      24 months     36 months
    ------------------------------------------------------------------
    Down 300                     2.16          2.99         -3.03
    Down 200                     3.47          3.93          -.06
    Down 100                     2.86          3.05          1.07
    Up 100                      -2.83         -2.82          -.82
    Up 200                      -5.58         -5.32         -1.29
    Up 300                      -7.73         -6.95          -.81


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

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $15.8 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $77.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $19.8 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Strong earnings, unrealized gains on securities and the issuance of stock to acquire Forrest Sherer increased shareholders' equity 21.8% to $209.8 million as of June 30, 2001 compared to $172.3 million on June 30, 2000. Book value per share increased 19.4% over this same period to $30.60 from $25.71. Total assets increased 1.2% or $23.9 million from June 30, 2000. This growth was in loans, which increased 4.0%, or $50.6 million.

     The Corporation experienced a reduction in total assets of $28.3 million or 1.4% since year end. With lower fixed rates offered in the market recently, the Corporation has sold various mortgage loans in the secondary market. Also cash and investments were used to fund the decrease in deposits of $54.1 million since year end of which $55.8 million represented certificates of deposits in excess of $100 thousand.

Capital Adequacy

     As of June 30, 2001, the Corporation's leverage ratio was 9.37% compared to 9.33% at December 31, 2000.

     At June 30, 2001, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 14.77% compared to 15.39% at December 31, 2000. These amounts exceed minimum regulatory capital requirements.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST FINANCIAL CORPORATION
                                           ---------------------------
                                                  (Registrant)


Date: August 10, 2001                      By /s/ Donald E. Smith
                                              ----------------------------------
                                           Donald E. Smith, Chairman



Date: August 10, 2001                      By /s/ Norman L. Lowery
                                              ----------------------------------
                                           Norman L. Lowery, Vice Chairman



Date: August 10, 2001                      By /s/ Michael A. Carty
                                              ----------------------------------
                                           Michael A. Carty, Treasurer