Form 10-Q
period 2001-09-30
FIRST FINANCIAL CORP /IN/
filed 2001-11-13
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September 30, 2001

Commission File Number 0-16759

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

As of September 30, 2001 were outstanding 6,849,500 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information                                                                                          Page No.
                                                                                                                        --------
     Item 1   Financial Statements:

       Consolidated Statements of Condition..................................................................................3

       Consolidated Statements of Income.....................................................................................4

       Consolidated Statements of Shareholders' Equity and Comprehensive Income..............................................5

       Consolidated Statements of Cash Flows.................................................................................7

       Notes to Consolidated Financial Statements............................................................................8

     Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................10

PART II .Other Information:

    Signatures..............................................................................................................14

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)


                                                                            September 30,   December 31,
                                                                                2001           2000
                                                                            -------------   ------------
                                                                             (Unaudited)
               ASSETS
Cash and due from banks                                                      $    40,072    $    68,755
Federal funds sold and short-term investments                                      1,500          4,175
Securities, available-for-sale                                                   523,253        568,405
Loans:
  Commercial, financial and agricultural                                         299,952        282,904
  Real estate - construction                                                      39,518         41,325
  Real estate - mortgage                                                         747,132        732,387
  Installment                                                                    245,073        237,527
  Lease financing                                                                  5,241          4,810
                                                                             -----------    -----------
                                                                               1,336,916      1,298,953
Less:
    Unearned income                                                                  818            947
    Allowance for loan losses                                                     17,551         19,072
                                                                             -----------    -----------
                                                                               1,318,547      1,278,934
Accrued interest receivable                                                       15,006         17,803
Premises and equipment, net                                                       26,222         26,363
Bank-owned life insurance                                                         47,067         45,037
Other assets                                                                      46,158         33,795
                                                                             -----------    -----------
          TOTAL ASSETS                                                       $ 2,017,825    $ 2,043,267
                                                                             ===========    ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                          $   149,136    $   148,922
Interest-bearing:
      Certificates of deposit of $100 or more                                    189,121        258,260
      Other interest-bearing deposits                                            913,530        915,377
                                                                             -----------    -----------
                                                                               1,251,787      1,322,559
Short-term borrowings                                                             85,109         18,708
Other borrowings                                                                 431,201        489,063
Other liabilities                                                                 30,271         21,714
                                                                             -----------    -----------
          TOTAL LIABILITIES                                                    1,798,368      1,852,044

Shareholders' equity
 Common stock, $.125 stated value per share; Authorized shares--40,000,000
   Issued shares--7,225,483 shares in 2001 and 2000
   Outstanding shares--6,849,500 in 2001 and 6,694,237 in 2000                       903            903
 Additional capital                                                               66,680         66,680
 Retained earnings                                                               155,797        141,653
 Accumulated other comprehensive income:
   Unrealized gains/(losses) on investments, net of tax                           12,256          3,900
 Treasury shares at cost 375,983 in 2001 and 531,246 in 2000                     (16,179)       (21,913)
                                                                             -----------    -----------

          TOTAL SHAREHOLDERS' EQUITY                                             219,457        191,223
                                                                             -----------    -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 2,017,825    $ 2,043,267
                                                                             ===========    ===========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)


                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                    2001             2000          2001         2000
                                                  --------         --------      --------     --------
                                                         (Unaudited)                  (Unaudited)
INTEREST INCOME:
  Loans                                           $ 27,224         $ 27,374      $ 82,404     $ 78,932
  Securities:
    Taxable                                          6,037            7,627        19,242       23,104
   Tax-exempt                                        2,075            2,085         6,223        6,289
                                                  --------         --------      --------     --------
                                                     8,112            9,712        25,465       29,393
  Other                                                712               48         2,127          246
                                                  --------         --------      --------     --------
   TOTAL INTEREST INCOME                            36,048           37,134       109,996      108,571

INTEREST EXPENSE:
Deposits                                            11,472           12,721        37,302       35,840
Other                                                6,667            8,210        20,723       22,717
                                                  --------         --------      --------     --------
   TOTAL INTEREST EXPENSE                           18,139           20,931        58,025       58,557
                                                  --------         --------      --------     --------
   NET INTEREST INCOME                              17,909           16,203        51,971       50,014
   Provision for loan losses                         1,512            1,140         4,464        3,189
                                                  --------         --------      --------     --------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        16,397           15,063        47,507       46,825

NONINTEREST INCOME:

   Trust department income                             573              653         2,015        2,091
   Service charges and fees on deposit accounts      1,384            1,193         4,018        3,468
   Investment security gains/ (losses)                   0              -42           172          101
   Other                                             3,905            2,040         8,890        4,325
                                                  --------         --------      --------     --------
                                                     5,862            3,844        15,095        9,985
                                                  --------         --------      --------     --------
NONINTEREST EXPENSES:

   Salaries and employee benefits                    7,881            5,786        21,843       17,665
   Occupancy expense                                   920              768         2,692        2,232
   Equipment expense                                   849              943         2,591        2,752
   Printing and supplies expenses                      141              245           608          782
   Other                                             3,907            2,854        10,937        8,651
                                                  --------         --------      --------     --------
                                                    13,698           10,596        38,671       32,082
                                                  --------         --------      --------     --------

   INCOME BEFORE INCOME TAX EXPENSE                  8,561            8,311        23,931       24,728

Income Tax Expense                                   2,268            2,337         5,948        7,258
                                                  --------         --------      --------     --------

   NET INCOME                                     $  6,293         $  5,974      $ 17,983     $ 17,470
                                                  ========         ========      ========     ========

EARNINGS PER SHARE:
Net Income                                        $   0.92         $   0.89      $   2.63     $   2.59
                                                  ========         ========      ========     ========

Weighted average number
of shares outstanding (in thousands)                 6,855            6,696         6,829        6,742
                                                  ========         ========      ========     ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                          September 30, 2001, and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                        Accumulated
                                                                           Other
                                       Common   Additional    Retained  Comprehensive   Treasury
                                       Stock      Capital     Earnings  Income/(Loss)     Stock       Total

Balance, July 1, 2001                 $    903    $ 66,680    $149,504    $ 8,660       $(15,939)   $209,808

Comprehensive income:
     Net income                                                  6,293                                 6,293
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                             3,596                      3,596
                                                                                                    --------
       Total comprehensive income                                                                      9,889

Treasury stock purchase                                                                     (240)       (240)
                                      --------    --------    --------   --------       --------    --------
Balance, September 30, 2001           $    903    $ 66,680    $155,797   $ 12,256       $(16,179)   $219,457
                                      ========    ========    ========   ========       ========    ========



Balance, July 1, 2000                 $    903    $ 66,680    $133,685   $ (7,287)      $(21,724)   $172,257

Comprehensive income
     Net income                                                  5,974                                 5,974
     Change in net unrealized
     gains/ (losses) on securities,
     net of tax                                                             3,795                      3,795
                                                                                                    --------
       Total comprehensive income                                                                      9,769

Treasury stock purchase                                                                     (189)       (189)
                                      --------    --------    --------   --------       --------    --------
Balance, September 30, 2000           $    903    $ 66,680    $139,659   $ (3,492)      $(21,913)   $181,837
                                      ========    ========    ========   ========       ========    ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                Nine Months Ended
                          September 30, 2001, and 2000
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                          Accumulated
                                                                             Other
                                     Common     Additional   Retained     Comprehensive   Treasury
                                      Stock      Capital     Earnings     Income/(Loss)     Stock       Total

Balance, January 1, 2001               $903      $66,680     $141,653       $ 3,900        $(21,913)    $191,223

Comprehensive income:
     Net income                                                17,983                                     17,983
     Change in net unrealized
     gains/ (losses) on securities,
     net of tax                                                               8,356                        8,356
                                                                                                         -------
       Total comprehensive income                                                                         26,339

Cash dividends, $.56 per share                                 (3,839)                                    (3,839)
Issuance of treasury shares                                                                   6,801        6,801
Treasury stock purchase                                                                      (1,067)      (1,067)
                                       ----      -------     --------       -------        --------     --------
Balance, September 30, 2001            $903      $66,680     $155,797       $12,256        $(16,179)    $219,457
                                       ====       =======    ========       =======        ========     ========



Balance, January 1, 2000               $903      $66,680     $125,680       $(7,819)       $(16,762)    $168,682

Comprehensive income
     Net income                                                17,470                                     17,470
     Change in net unrealized
     gains/(losses) on securities,
     net of tax                                                               4,327                        4,327
                                                                                                          ------
       Total comprehensive income                                                                         21,797

Cash dividends, $.52 per share                                 (3,491)                                    (3,491)
Treasury stock purchase                                                                      (5,151)      (5,151)

                                       ----      -------     --------       -------        --------     --------
Balance, September 30, 2000            $903      $66,680     $139,659       $(3,492)       $(21,913)    $181,837
                                       ====      =======     ========       ========       ========     ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                             2001          2000
                                                           ---------    ---------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                 $  17,983    $  17,470
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                   (1,558)      (1,668)
  Provision for loan losses                                    4,464        3,189
  Securities gains                                              (172)        (101)
  Provision for depreciation and amortization                  2,508        2,487
  Other, net                                                   2,427      (11,789)
                                                           ---------    ---------
      NET CASH PROVIDED/ (USED) BY OPERATING ACTIVITIES       25,652        9,588
                                                           ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                          --         16,895
Maturities of available-for-sale securities                   84,854       36,760
Purchases of available-for-sale securities                   (24,045)     (32,260)
Loans made to customers, net of repayments                   (43,267)     (98,003)
Net change in federal funds sold                               2,675          190
Purchase of Forrest Sherer                                    (1,699)        --
Additions to premises and equipment                           (1,967)      (2,460)
                                                           ---------    ---------
      NET CASH PROVIDED/ (USED) BY INVESTING ACTIVITIES       16,551      (78,878)
                                                           ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                       (70,772)      25,740
Net change in short-term borrowings                           66,401        9,965
Dividends paid                                                (7,586)      (6,933)
Treasury stock purchases                                      (1,067)      (5,151)
Proceeds from other borrowings                                78,923      386,287
Repayments on other borrowings                              (136,785)    (323,383)
                                                           ---------    ---------
     NET CASH PROVIDED/ (USED) BY FINANCING ACTIVITIES       (70,886)      86,525
                                                           ---------    ---------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (28,683)      17,235
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            68,755       58,075
                                                           ---------    ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD               $  40,072    $  75,310
                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest               $  59,659    $  58,624
                                                           =========    =========

    Income taxes paid                                      $   4,851    $   8,153
                                                           =========    =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying September 30, 2001 and 2000 consolidated financial statements are unaudited. The December 31, 2000 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2000 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2000 annual report.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                           (000's)
                                                 September 30,      December 31,
                                                     2001               2000
                                                 -------------      ------------

Impaired loans with related allowance for
loan losses calculated under SFAS No. 114 ........   $5,006           $6,422


     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.   Securities

    The cost and fair value of the Corporation's investments at September 30, 2001 are shown below. All securities are classified as available-for-sale.

                                                             (000's)
                                                       September 30, 2001
                                               Amortized Cost      Fair Value
                                               --------------      ----------


United States Government                          $127,076           $130,573
United States Government Agencies                  106,992            110,270
States and Municipal                               163,199            171,008
Other                                              110,061            111,402
                                                  --------           --------
                                                  $507,328           $523,253
                                                  ========           ========
4.   Short-Term Borrowings
     Period-end short term borrowings were comprised of the following:


                                                             (000's)
                                                 September 30,      December 31,
                                                     2001              2000
                                                 -------------      ------------

Federal Funds Purchased                             $40,699             $5,510
Repurchase Agreements                                37,935             12,269
Note Payable - U.S. Government                        6,475                929
                                                    -------            -------
                                                    $85,109            $18,708
                                                    =======            =======

5.   Other Borrowings
     Other borrowings at period-end are summarized as follows:

                                                            (000's)
                                                 September 30,      December 31,
                                                     2001                 2000
                                                 -------------      ------------

FHLB Advances                                       $424,601       $482,460
City of Terre Haute, Indiana
 Economic Development Revenue Bonds                    6,600          6,600
Other                                                      0              3
                                                    --------       --------
                                                    $431,201       $489,063
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

     During 2000, the Corporation entered into an interest rate swap with a notional principal balance of $10 million. The agreement requires the Corporation to make variable rate payments, based on LIBOR, which rate was 2.59% at September 30, 2001, and entitles the Corporation to receive fixed rate payments at a rate of 6.817%. The swap has a 24-month term and was entered into to hedge a similar maturity fixed rate certificate of deposit special that generated approximately $13 million in deposits. At September 30, 2001, the interest rate swap contract has a fair value of $384 thousand, which is approximately the same amount as the fair value adjustment to the hedged certificates of deposit. The interest rate swap is included in time deposits on the statement of condition. Management monitors the continuing effectiveness of the interest rate swap as a hedge and believes it continues to be an effective hedge. Net settlement income or expense is included in interest expense. The Corporation is exposed to credit loss in the event the counterparty does not perform under the agreement in an amount equal to the rate differential when the fixed rate exceeds the variable rate.

     During 2001 the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through March, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $109 thousand at September 30, 2001, and is included in other assets on the statement of condition. The amortized basis exceeds the fair value by $133 thousand.

7.   Acquisitions
     Effective May 1, 2001, the Corporation acquired Forrest Sherer, Inc, a full lines insurance agency headquartered in Terre Haute, Indiana. The purchase price was $8.5 million of which $1.7 million was paid in cash and $6.8 million of stock (182,672 shares) of the Corporation was issued. The acquisition was accounted for using the purchase method of accounting. Its results of operations are included in the Corporation's financial statements only after acquisition.

     An appraisal was performed in which intangible assets were assigned a total value of $8.3 million. Goodwill was assigned a value of $5.2 million and the customer list a value of $3.1 million. Fixed assets were valued at $224 thousand. Amortization expense through September 30, 2001, totaled $273 thousand and was included in the income statement.

     The following table presents proforma revenue, net income and earnings per share determined as if the acquisition had been consummated at January 1, 2000. Key assumptions include the add back of merger-related expenses paid by Forrest Sherer of approximately $189 thousand and the amortization of the intangible assets of $566 thousand.

                                              Nine months ended September 30,
                                           (000's omitted except per share data)
                                                   2001              2000
                                                 --------          --------

Revenue                                          $127,202          $122,587
Net income                                         17,856            17,742
Earnings per share                               $   2.57          $   2.56

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


                          Summary of Operating Results


     Net income through the third quarter of 2001 was $18.0 million, an increase of 2.9% from the $17.5 million reported in 2000. Book value per share increased 17.9% to $32.04 from $27.16, shareholders' equity increased 20.7% to $219.5 million from $181.8 million, and earnings per share increased 1.5% to $2.63 from $2.59, when comparing year-to-date results through the third quarter of 2001 to those of 2000.

     The quarterly results for the third period were the best of the year. Net income was $6.3 million, an increase of 5.3% from the $6.0 million reported for the third quarter in 2000. Earnings per share for the quarter increased 3.4% to $0.92 per share from the $0.89 per share, and net interest margin increased to over 4.0% from 3.7% for the same period last year, an 8.6% improvement.

     Over the past two years management has implemented a new investment strategy which focuses on the tax exempt status of securities. This strategy has benefited the corporation by reducing taxes through the third quarter of 2001 by $1.3 million, or 18.0%, over the same period in 2000.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased by $2.0 million, or 3.9%, a result of higher earning assets and an improving net interest margin. Average loans were up $68.2 million, or 5.6%, over the same period in 2000. Despite the decline in market interest rates, this growth in earning assets and change in mix resulted in a $1.4 million increase in interest income. Correspondingly deposit and borrowing rates have decreased. Even with average deposits up $32.4 million, or 2.6%, over the same period in 2000, total actual interest expense decreased $0.5 million, or 0.9%.

Noninterest Income

     Noninterest income for the nine month period ending September 30, 2001, as compared to the same period of 2000, increased $5.1 million, or 51.2%. This was attributed to significantly higher gains recognized in the secondary mortgage market, increases in fee-based income, an increase in commissions generated by a reinsurance subsidiary, and insurance commission income from recently acquired Forrest Sherer, Inc.

     Noninterest income for the three months ended September 30, 2001 increased 52.5% to $5.9 million from the $3.8 million reported for the same period in 2000. Causes for this increase are the same as those identified in the previous paragraph.

Noninterest Expenses

     Noninterest expenses for the first nine months of 2001, as compared to the same period of 2000, increased $20.5% due mainly to a 23.7% increase in salaries and employee benefits. Though the third quarter of 2001, the Corporation recorded an expense of $1.4 million related to a newly established incentive compensation plan for key employees. Also included in noninterest expenses is $2.1 million of Forrest Sherer, Inc.'s expenses since the acquisition date of May 1, 2001.

     Noninterest expenses for the three months ended September 30, 2001 increased 29.3% to $13.7 million from $10.6 million reported for the same period in 2000. Causes for this increase are the same as those identified in the previous paragraph.

Allowance for Loan Losses

     The adequacy of the allowance for loan losses is evaluated monthly and loans are charged off when they prove to be uncollectible. Net charge-offs through the third quarter as compared to last year have increased $4.2 million. The majority of this amount relates to a single bankruptcy for a project, which was and continues to be, economically important to the Wabash Valley. Management believes the long-term benefit, both to the community and the Corporation, will outweigh the short-term impact of the charge-off.


Nonperforming Loans and Leases

     Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at September 30, 2001 and December 31, 2000 follows:


                                                           (000's)
                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------


Nonaccrual loans and leases                         $9,028             $8,316
Renegotiated loans and leases                          125                735
Ninety days past due loans and leases                5,357              5,499
                                                   -------            -------
   Total nonperforming loans and leases            $14,510            $14,550
                                                   =======            =======

Ratio of the allowance for loan losses
 as a percentage of nonperforming loans
 and leases                                            121%               131%


     The following loan categories comprise significant components of the nonperforming loans at September 30, 2001 and December 31, 2000.


                                                     (000's)
                                     September 30, 2001    December 31, 2000
                                     ------------------    -----------------
Non-Accrual Loans:
      1-4 family residential         $1,778       20%        $1,601       19%
      Commercial loans                6,054       67          6,019       72
      Installment loans               1,196       13            696        9
      Other, various                   --         --           --         --
                                     ------      ---         ------      ---
                                     $9,028      100%        $8,316      100%
                                     ======      ===         ======      ====

Past due 90 days or more:
       1-4 family residential        $1,701       32%        $1,667       30%
       Commercial loans               1,955       36          2,986       54
       Installment loans              1,694       32            818       15
       Other, various                     7        -             28        1
                                     ------      ---         ------      ---
                                     $5,357      100%        $5,499      100%
                                     ======      ===         ======      ===

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

     As outlined in Note 6, the Corporation makes limited use of derivatives to facilitate its interest rate risk management activities. At September 30, 2001, derivatives include a $10 million interest rate swap directly related to a certificate of deposit special and a $50 million interest rate cap designed to help protect net interest income should rates rise significantly in the near term. The Corporation currently does not invest in derivative products for short-term gain, nor is engaged in securities trading activity. The Corporation invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments and the impact of derivatives are included in the following table.

     The table below shows the Corporation's estimated earnings sensitivity profile as of September 30, 2001. Given a 100 basis point increase in rates, net interest income would decrease 2.94% over the next 12 months and decrease 2.94% over the second 12 month period. A 100 basis point decrease would result in a 0.05% increase in net interest income over the next 12 months and a 0.86% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.


                                  Percentage Change in Net Interest Income
Basis Point                       ----------------------------------------
Interest Rate Change               12 months     24 months    36 months
--------------------------------------------------------------------------
    Down 300                         -6.68         -9.43        -17.27
    Down 200                         -1.96         -3.74         -9.20
    Down 100                          0.05         -0.86         -3.41
    Up 100                           -2.94         -2.94         -1.01
    Up 200                           -5.73         -5.52         -1.40
    Up 300                           -8.28         -7.49         -1.22


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

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $16.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $63.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $29.4 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Strong earnings, unrealized gains on securities and the issuance of stock to acquire Forrest Sherer increased shareholders' equity 20.7% to $219.5 million as of September 30, 2001 compared to $181.8 million on September 30, 2000. Total assets increased 0.9% or $23.9 million from September 30, 2000. This growth was in loans, which increased 3.7%, or $47.1 million.

     The Corporation has experienced a reduction in total assets of $25.4 million or 1.2% since year end. With lower fixed rates offered in the market recently, the Corporation has sold various mortgage loans in the secondary market. Also cash and investments were used to fund the decrease in deposits of $70.8 million since year end of which $46.4 million represented certificates of deposits in excess of $100 thousand.

Capital Adequacy

     As of September 30, 2001, the Corporation's leverage ratio was 9.72% compared to 9.33% at December 31, 2000.

     At September 30, 2001, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 14.89% compared to 15.39% at December 31, 2000. These amounts exceed minimum regulatory capital requirements.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FIRST FINANCIAL CORPORATION
                                               ---------------------------------
                                                      (Registrant)




Date: November 9, 2001                         By /s/ DONALD E. SMITH
                                                  ------------------------------
                                               Donald E. Smith, Chairman



Date: November 9, 2001                         By /s/ NORMAN L. LOWERY
                                                  ------------------------------
                                               Norman L. Lowery, Vice Chairman




Date: November 9, 2001                         By /s/ MICHAEL A. CARTY
                                                  ------------------------------
                                               Michael A. Carty, Treasurer