Form 10-K405
period 2001-12-31
FIRST FINANCIAL CORP /IN/
filed 2002-03-28
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission file number
    December 31, 2001                                             0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               INDIANA                                   35-1546989
       (State of Incorporation)           (I.R.S. Employer Identification No.)

       One First Financial Plaza                           47807
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

      As of January 31, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $273,250,450. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

      Shares of Common Stock outstanding as of January 31, 2002 -- 6,837,260 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 17, 2002 are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                 PAGE
PART I

     Item 1    Business ......................................................................................     2

     Item 2    Properties ....................................................................................     2

     Item 3    Legal Proceedings .............................................................................     2

     Item 4    Submission of Matters to a Vote of Security Holders ...........................................     2

PART II

     Item 5    Market for Registrant's Common Stock and Related Stockholder Matters ..........................     3

     Item 6    Selected Financial Data .......................................................................     3

     Item 7    Management's Discussion and Analysis of Financial Conditions and Results of Operations ........     3

     Item 8    Financial Statements and Supplementary Data ...................................................     3

     Item 9    Changes in and Disagreement with Accountants on Accounting and Financial Disclosures ..........     3

PART III

     Item 10   Directors and Executive Officers of Registrant ................................................     3

     Item 11   Executive Compensation ........................................................................     3

     Item 12   Security Ownership of Certain Beneficial Owners and Management ................................     3

     Item 13   Certain Relationships and Related Transactions ................................................     4

PART IV

     Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................     4

               Signatures ....................................................................................  4, 5

               Subsidiaries of the Registrant ................................................................  Exhibit 21

                                     PART I

ITEM 1.     BUSINESS

      First Financial Corporation (the Corporation) became a multi-bank holding company in 1984 and a financial services holding company in 2001. For more information on the Corporation's business, please refer to the following sections of the 2001 Annual Report to Shareholders:

      1. Description of services, affiliations, number of employees, and competition, on page 27.
      2. Information regarding supervision of the Corporation, on page 12.
      3. Details regarding competition, on page 27.

ITEM 2.     PROPERTIES

      First Financial Corporation is located in a four-story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank, a wholly-owned subsidiary (the Bank). The Bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings. One of the branch buildings is a single-story 44,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are February 14, 2011, May 31, 2011, September 1, 2006, June 30, 2004, December 31,
2003 and June 30, 2002.

      Facilities of the Corporation's subsidiary, First State Bank, include its main office in Brazil, Indiana and four branch facilities in Brazil, Clay City and Poland, Indiana. All five buildings are held in fee by First State.

      Facilities of the Corporation's subsidiary, First Citizens State Bank of Newport, include its main office in Newport, Indiana and three branch facilities in Cayuga and Clinton, Indiana. All four buildings are held in fee by First Citizens.

      Facilities of the Corporation's subsidiary, First Farmers State Bank, include its main office in Sullivan, Indiana and seven branch facilities in Carlisle, Dugger, Farmersburg, Hymera, Monroe City, Sandborn and Worthington, Indiana. All eight buildings are held in fee by First Farmers.

      The facility of the Corporation's subsidiary, First Ridge Farm State Bank, includes an office facility in Ridge Farm, Illinois. The building is held in fee by First Ridge Farm State.

      Facilities of the Corporation's subsidiary, First Parke State Bank, include its main office in Rockville, Indiana and four branch facilities in Rockville, Marshall, Montezuma and Rosedale, Indiana. All five buildings are held in fee by First Parke.

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

      Facilities of the Corporation's subsidiary, Forrest Sherer, Inc., include its main office and one satellite office in Terre Haute, Indiana. The buildings are held in fee by Forrest Sherer, Inc.

ITEM 3.     LEGAL PROCEEDINGS

      There are no material pending legal proceedings which involve the Corporation or its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      See "Market and Dividend information" on page 37 of the 2001 Annual
Report.

ITEM 6.     SELECTED FINANCIAL DATA

      See "Five Year Comparison of Selected Financial Data" on page 7 of the 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      See "Management's Discussion and Analysis" on pages 27 through 35 of the 2001 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 34 and 35 of the 2001 Annual Report to Shareholders.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Consolidated Balance Sheets" on page 8, "Consolidated Statements of Income" on page 9, "Consolidated Statements of Changes in Shareholders Equity" on page 10, "Consolidated Statements of Cash Flows" on page 11, and "Notes to Consolidated Financial Statement" on pages 12-25. "Responsibility for Financial Statements" and "Report of Independent Auditors" can be found on page 26.

Statistical disclosure by Bank Holding Company include the following information:

      1. "Volume/Rate Analysis," on page 28.
      2. "Loan Portfolio," on page 30.
      3. "Allowance for Loan Losses," on page 31.
      4. "Under-Performing Loans," on page 32.
      5. "Deposits," on page 33.
      6. "Short-Term Borrowings," on page 33.
      7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      See "Nominees for Terms to Expire in 2005," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 9 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

      See "Compensation of Directors" on page 3, "Compensation of Officers" on pages 3 through 5, and "Employment Contracts" and "Comparative Performance Graph" on pages 7 and 8 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Nominees for Terms to Expire in 2005," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 9 and "Principal Shareholders and Security Ownership of Management" on page 9 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Certain Relationships" on page 3, and "Transactions with Management" on page 7 of the Annual Proxy Statement of First Financial Corporation.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

            Consolidated Balance Sheets -- December 31, 2001 and 2000

            Consolidated Statements of Income -- Years ended December 31, 2001, 2000, and 1999

            Consolidated Statements of Changes in Shareholders' Equity -- Years ended December 31, 2001, 2000, and 1999

            Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000, and 1999

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

        (3) Listing of Exhibits:

             Exhibit Number                               Description
             --------------                               -----------
                  21                                      Subsidiaries

     (b)    Reports on Forms 8-K -- None

     (c) Exhibits -- Exhibits to (a) (3) listed above are attached to this report.

     (d) Financial Statements Schedules -- No schedules are required to be submitted. See response to ITEM 14(a)(2).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               First Financial Corporation


                                               _________________________________
                                               Michael A. Carty, Signed
                                               Michael A. Carty, Treasurer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)
                                               Date: February 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                           Date
----                                                           ----

Donald E. Smith, Signed                                        February 19, 2002
-------------------------------------                          -----------------
Donald E. Smith, President & Director
(Principal Executive Officer)


Walter A. Bledsoe, Signed                                      February 19, 2002
-------------------------------------                          -----------------
Walter A. Bledsoe, Director


B. Guille Cox, Jr., Signed                                     February 19, 2002
-------------------------------------                          -----------------
B. Guille Cox, Jr., Director


Thomas T. Dinkel, Signed                                       February 19, 2002
-------------------------------------                          -----------------
Thomas T. Dinkel, Director


                                                               February 19, 2002
-------------------------------------                          -----------------
Anton H. George, Director


                                                               February 19, 2002
-------------------------------------                          -----------------
Mari H. George, Director


Gregory L. Gibson, Signed                                      February 19, 2002
-------------------------------------                          -----------------
Gregory L. Gibson, Director


Norman L. Lowery, Signed                                       February 19, 2002
-------------------------------------                          -----------------
Norman L. Lowery, Director

                                                               February 19, 2002
-------------------------------------                          -----------------
William A. Niemeyer, Director

Patrick O'Leary, Signed                                        February 19, 2002
-------------------------------------                          -----------------
Patrick O'Leary, Director

                                                               February 19, 2002
-------------------------------------                          -----------------
Chapman J. Root II, Director

Virginia L. Smith, Signed                                      February 19, 2002
-------------------------------------                          -----------------
Virginia L. Smith, Director

FIRST FINANCIAL CORPORATION

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands,
except per share amounts)                  2001            2000            1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                           $2,041,905      $2,043,267      $1,905,201       $1,849,752       $1,634,936
Securities                                463,509         568,405         594,319          633,365          527,993
Net loans                               1,348,461       1,298,006       1,191,898        1,111,765        1,005,799
Deposits                                1,313,656       1,322,559       1,256,115        1,260,365        1,194,524
Borrowings                                480,674         507,771         445,821          385,700          256,214
Shareholders' equity                      217,511         191,223         168,682          182,183          165,480

INCOME STATEMENT DATA:
Interest income                           144,673         146,417         133,576          129,137          122,372
Interest expense                           74,125          80,583          66,815           66,430           62,072
Net interest income                        70,548          65,834          66,761           62,707           60,300
Provision for loan losses                   6,615           4,392           4,725            5,396            5,382
Other income                               21,468          13,610          12,012           10,611            8,957
Other expenses                             53,329          42,703          43,543           42,567           39,629
Net income                                 24,196          23,213          21,622           18,558           18,100

PER SHARE DATA:
Net income                                   3.56            3.45            3.10             2.58             2.58
Cash dividends                               1.14            1.08             .94              .84              .72

PERFORMANCE RATIOS:
Net income to average assets                 1.19%           1.18%           1.16%            1.07%            1.11%
Net income to average
      shareholders' equity                  11.33           12.98           12.55            10.76            11.74
Average total capital
      to average assets                     11.38            9.97           10.13            10.71            10.13
Average shareholders' equity
      to average assets                     10.46            9.10            9.28             9.90             9.45
Dividend payout                             32.02           31.19           30.10            32.54            28.06

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                           ---------------------------
(Dollar amounts in thousands, except per share data)                           2001            2000
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $    68,205     $    68,755
Federal funds sold                                                              43,376           4,175
Available-for-sale securities                                                  463,509         568,405
Loans, net of allowance of $18,313 in 2001 and $19,072 in 2000               1,330,148       1,278,934
Accrued interest receivable                                                     14,948          17,803
Premises and equipment, net                                                     26,237          26,363
Bank-owned life insurance                                                       47,756          45,037
Goodwill                                                                         7,102           2,136
Other intangible assets                                                          3,767             292

Other assets                                                                    36,857          31,367
                                                                           -----------     ------------
     TOTAL ASSETS                                                          $ 2,041,905     $ 2,043,267
                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                                    $   163,985     $   148,922
      Interest-bearing:
      Certificates of deposit of $100 or more                                  204,474         258,260
      Other interest-bearing deposits                                          945,197         915,377
                                                                           -----------     ------------
                                                                             1,313,656       1,322,559
Short-term borrowings                                                           54,596          18,708
Other borrowings                                                               426,078         489,063
Other liabilities                                                               30,064          21,714
                                                                           -----------     ------------
     TOTAL LIABILITIES                                                       1,824,394       1,852,044
Shareholders' equity
   Common stock, $.125 stated value per share,
      Authorized shares -- 40,000,000
      Issued shares -- 7,225,483
      Outstanding shares -- 6,844,260 in 2001 and 6,694,237 in 2000                903             903
Additional capital                                                              66,680          66,680
Retained earnings                                                              158,038         141,653
Accumulated other comprehensive income                                           8,299           3,900
   Less: Treasury shares at cost -- 381,223 in 2001 and 531,246 in 2000        (16,409)        (21,913)
                                                                           -----------     ------------
         TOTAL SHAREHOLDERS' EQUITY                                            217,511         191,223
                                                                           -----------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,041,905     $  2,043,267
                                                                           ===========     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       Years Ended December 31,
                                                                   --------------------------------
(Dollar amounts in thousands, except per share data)                 2001        2000        1999
---------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans, including related fees                                   $108,658    $107,145    $ 96,175
   Securities:
     Taxable                                                         24,622      30,535      28,500
     Tax-exempt                                                       8,326       8,357       8,049
   Other                                                              3,067         380         852
                                                                   --------    --------    --------
     TOTAL INTEREST INCOME                                          144,673     146,417     133,576

INTEREST EXPENSE:
   Deposits                                                          47,208      49,892      45,337
   Short-term borrowings                                              2,514       4,747       3,469
   Other borrowings                                                  24,403      25,944      18,009
                                                                   --------    --------    --------
         TOTAL INTEREST EXPENSE                                      74,125      80,583      66,815
                                                                   --------    --------    --------
         NET INTEREST INCOME                                         70,548      65,834      66,761
   Provision for loan losses                                          6,615       4,392       4,725
                                                                   --------    --------    --------
         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                 63,933      61,442      62,036

NON-INTEREST INCOME:
   Trust and financial services                                       3,545       3,633       3,116
   Service charges and fees on deposit accounts                       5,470       4,638       4,010
   Other service charges and fees                                     4,327       3,116       2,317
   Securities gains                                                     180         145         189
   Insurance commissions                                              3,763         555         852
   Sales of mortgage loans                                            2,209         275         446
   Other                                                              1,974       1,248       1,082
                                                                   --------    --------    --------
         TOTAL NON-INTEREST INCOME                                   21,468      13,610      12,012

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                    30,544      23,055      24,558
   Occupancy expense                                                  3,692       3,105       2,887
   Equipment expense                                                  3,448       3,717       3,650
   Printing and supplies expense                                        760       1,002         993
   Other                                                             14,885      11,824      11,455
                                                                   --------    --------    --------
         TOTAL NON-INTEREST EXPENSE                                  53,329      42,703      43,543
                                                                   --------    --------    --------
         INCOME BEFORE INCOME TAXES                                  32,072      32,349      30,505

Provision for income taxes                                            7,876       9,136       8,883
                                                                   --------    --------    --------
         NET INCOME                                                $ 24,196    $ 23,213    $ 21,622
                                                                   ========    ========    ========

EARNINGS PER SHARE:

         NET INCOME                                                $   3.56    $   3.45    $   3.10
                                                                   ========    ========    ========
   Weighted average number of shares outstanding (in thousands)       6,800       6,730       6,964
                                                                   ========    ========    ========

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                              Other
(Dollar amounts in thousands, except              Common       Additional     Retained    Comprehensive    Treasury
 per share data)                                   Stock        Capital       Earnings        Income         Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                         $     903     $  66,680     $ 110,566      $   8,123      $  (4,089)     $ 182,183

Comprehensive income:
     Net income                                         --            --        21,622             --             --         21,622
     Other comprehensive income, net of tax:
     Change in net unrealized gains/losses
        on available-for-sale securities                --            --            --        (15,942)            --        (15,942)
                                                                                                                          ---------
     Total comprehensive income                                                                                               5,680

Treasury stock purchase (288,972 shares)                --            --            --             --        (12,673)       (12,673)
Cash dividends, $ .94 per share                         --            --        (6,508)            --             --         (6,508)
                                                 ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1999                             903        66,680       125,680         (7,819)       (16,762)       168,682

Comprehensive income:
     Net income                                         --            --        23,213             --             --         23,213
     Other comprehensive income, net of tax:
     Change in net unrealized gains/losses
        on available-for-sale securities                --            --            --         11,719             --         11,719
                                                                                                                          ---------
     Total comprehensive income                                                                                              34,932

Treasury stock purchase (151,181 shares)                --            --            --             --         (5,151)        (5,151)
Cash dividends, $1.08 per share                         --            --        (7,240)            --             --         (7,240)
                                                 ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 2000                             903        66,680       141,653          3,900        (21,913)       191,223

Comprehensive income:
     Net income                                         --            --        24,196             --             --         24,196
     Other comprehensive income, net of tax:
     Change in net unrealized gains/losses
        on available-for-sale securities                --            --            --          4,399             --          4,399
                                                                                                                          ---------
     Total comprehensive income                                                                                              28,595

Issuance of treasury stock (182,672 shares)          6,801         6,801
Treasury stock purchase (32,649 shares)                 --            --            --             --         (1,297)        (1,297)
Cash dividends, $1.14 per share                         --            --        (7,811)            --             --         (7,811)
                                                 ---------     ---------     ---------      ---------      ---------      ---------
Balance, December 31, 2001                       $     903     $  66,680     $ 158,038      $   8,299      $ (16,409)     $ 217,511
                                                 =========     =========     =========      =========      =========      =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                            ---------------------------------------
(Dollar amounts in thousands, except per share data)                          2001            2000           1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  24,196      $  23,213      $  21,622
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net (accretion) amortization on securities                              (2,128)        (2,171)           348
       Provision for loan losses                                                6,615          4,392          4,725
       Securities gains                                                          (180)          (145)          (189)
       Depreciation and amortization                                            3,500          3,318          2,865
       Provision for deferred income taxes                                        110            225           (341)
       Net change in accrued interest receivable                                2,855         (3,100)             1
       Other, net                                                              (4,202)       (17,169)        14,904
                                                                            ---------      ---------      ---------
          NET CASH FROM OPERATING ACTIVITIES                                   30,766          8,563         43,935
                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of available-for-sale securities                                       1,097         42,037        115,794
   Maturities and principal reductions on available-for-sale securities       156,938         55,881        114,333
   Purchases of available-for-sale securities                                 (43,499)       (51,659)      (219,117)
   Purchase of bank-owned life insurance                                           --        (45,000)            --
   Loans made to customers, net of repayments                                 (57,521)      (108,050)       (84,100)
   Net change in federal funds sold                                           (39,201)        (3,985)           260
   Purchase of Forrest Sherer                                                  (1,699)            --             --
   Additions to premises and equipment                                         (2,548)        (3,417)        (4,881)
                                                                            ---------      ---------      ---------
          NET CASH FROM INVESTING ACTIVITIES                                   13,567       (114,193)       (77,711)
                                                                            ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits                                                      (8,903)        66,444         (4,250)
   Net change in other short-term borrowings                                   35,888        (44,791)       (40,133)
   Dividends paid                                                              (7,586)        (6,933)        (6,224)
   Purchases of treasury stock                                                 (1,297)        (5,151)       (12,673)
   Proceeds from other borrowings                                              78,923        563,800        293,000
   Repayments on other borrowings                                            (141,908)      (457,059)      (192,746)
                                                                            ---------      ---------      ---------
          NET CASH FROM FINANCING ACTIVITIES                                  (44,883)       116,310         36,974
                                                                            ---------      ---------      ---------
          NET CHANGE IN CASH AND CASH EQUIVALENTS                                (550)        10,680          3,198

          CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         68,755         58,075         54,877
                                                                            ---------      ---------      ---------
            CASH AND CASH EQUIVALENTS, END OF YEAR                          $  68,205      $  68,755      $  58,075
                                                                            =========      =========      =========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
      Interest                                                              $  76,911      $  80,514      $  66,908
                                                                            =========      =========      =========
      Income taxes                                                          $   7,533      $  10,114      $  10,182
                                                                            =========      =========      =========

See accompanying notes.

FIRST FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

      BUSINESS

      ORGANIZATION The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, Terre Haute First National Bank of Vigo County, Indiana (Terre Haute First), The Morris Plan Company of Terre Haute (Morris Plan), First State Bank of Clay County, Indiana (State), First Citizens State Bank of Vermillion County, Indiana (Citizens), First Farmers State Bank of Sullivan County, Indiana (Farmers), First Parke State Bank of Parke County, Indiana (Parke), First Ridge Farm State Bank of Vermilion County, Illinois (Ridge Farm), First National Bank of Marshall of Clark County, Illinois (Marshall), First Crawford State Bank of Crawford County, Illinois (Crawford) and First Financial Reinsurance Company, a corporation incorporated in the country of Turks and Caicos Islands (FFRC). In 2001 the Corporation acquired Forrest Sherer Inc., a full-line insurance agency headquartered in Terre Haute, Indiana.

      Terre Haute First also has two investment subsidiaries, Global Portfolio Managers A (Global A) and Global Portfolio Managers B (Global B), which were established to hold and manage certain securities as part of a strategy to manage taxable income and reduce taxable expense. Global A and Global B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. At December 31, 2001, $110.7 million of securities were owned by these subsidiaries.

      The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries.

      Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

      The Corporation operates 40 branches in west-central Indiana and east-central Illinois. The Corporation's primary source of revenue is derived from loans to customers, primarily middle-income individuals, and investment activities.

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

      SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

      CASH FLOWS: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

      SECURITIES: The Corporation classifies all securities as "available for sale." Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holdings gains and losses, net of taxes, reported in other comprehensive income within shareholders' equity. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

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

      ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

      FORREST SHERER INC. ACQUISITION: In May 2001 the Corporation acquired all of the outstanding common stock of Forrest Sherer Inc., a full-line insurance agency headquartered in Terre Haute, Indiana, in exchange for $1.7 million in cash and 182,672 shares of its common stock. The acquisition was accounted for using the purchase method of accounting and resulted in the recording of goodwill of $5.4 million and other identified intangible assets of $3.1 million. Goodwill is amortizing using the straight line method over a period of 15 years. The other intangible asset is being amortized over 10 years using an accelerated method.

      The following table presents pro-forma revenue, net income and earnings per share determined as if the acquisition had been consummated at January 1, 2000. Key assumptions include the add-back of merger-related expenses paid by Forrest Sherer in the year 2001 of approximately $196 thousand and the annual amortization of intangible assets of approximately $607 thousand.

                                               2001        2000
                    -------------------------------------------
                    Revenue                 168,252     165,232
                    Net Income               24,280      23,443
                    Earnings per share         3.51        3.39

      ACQUISITION OF COMMUNITY FINANCIAL CORPORATION: During March 2001, the Corporation executed a definitive agreement to acquire Community Financial Corporation (Community), based in Olney, Illinois. The transaction was consummated on January 31, 2002. The aggregate purchase price for Community was $33 million and the book value of assets acquired was $32 million. Management does not expect intangible assets will be significant. This transaction was accounted for using the purchase method.

      INTANGIBLE ASSETS: Intangible assets include goodwill associated with the First Crawford acquisition in 1996, the Morris Plan acquisition in 1998, the Forrest Sherer acquisition in 2001, and other identified intangible assets, primarily value attributed to customer lists, non-compete agreements and branch purchase intangibles. These assets are recorded at cost and amortized over their estimated lives. Amortization expense was $826 thousand, $219 thousand and $219 thousand in 2001, 2000 and 1999.

      LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

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

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      FINANCIAL INSTRUMENTS: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

      DERIVATIVES: Effective January 1, 2001, the Corporation implemented a new accounting standard that required all derivative instruments to be recorded at their fair values. If derivative instruments are designated as fair value hedges, both the change in the fair value of the hedge and in the fair value of the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

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

      NEW ACCOUNTING PRONOUNCEMENTS: New accounting standards affect the recording of business combinations and will affect accounting for intangible assets. Business combinations initiated after June 30, 2001, are to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition. The excess of the cost over the fair value of net assets acquired is goodwill. Identifiable intangible assets with finite useful lives will be separated from goodwill and will continue to be amortized under the new standard, whereas goodwill will no longer be amortized after December 31, 2001. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002, is expected to reduce annual amortization expense by approximately $581 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    FAIR VALUES OF FINANCIAL INSTRUMENTS:

      Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

      The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

                                                                       December 31,
                                             -----------------------------------------------------------------
                                                         2001                                2000
                                             -----------------------------       -----------------------------
                                               Carrying           Fair            Carrying             Fair
(Dollar amounts in thousands)                   Value             Value            Value               Value
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                      $    68,205       $    68,205       $    68,755       $    68,755
Federal funds sold                                43,376            43,376             4,175             4,175
Available-for-sale securities                    463,509           463,509           568,405           568,405
Loans                                          1,349,184         1,358,630         1,298,953         1,289,348
Accrued interest receivable                       14,948            14,948            17,803            17,803
Deposits                                      (1,313,656)       (1,326,743)       (1,322,559)       (1,331,640)
Short-term borrowings                            (54,596)          (54,596)          (18,708)          (18,708)
Federal Home Loan Bank advances                 (419,478)         (428,177)         (482,460)         (481,598)
Other borrowings                                  (6,600)           (6,600)           (6,603)           (6,603)
Accrued interest payable                          (4,807)           (4,807)           (6,731)           (6,731)
Off-balance sheet financial instruments               --               759                --               321

3.    RESTRICTIONS ON CASH AND DUE FROM BANKS:

      Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $17.1 million and $15.5 million at December 31, 2001 and 2000, respectively.

4.    SECURITIES:

      The amortized cost and estimated fair value of year-end securities are as follows:


                                                         December 31, 2001
                                         ---------------------------------------------------
                                                            Unrealized
                                         Amortized     ----------------------         Fair
(Dollar amounts in thousands)              Cost         Gains         Losses          Value
--------------------------------------------------------------------------------------------
U.S. Government and its agencies         $208,973      $  4,776      $    (18)      $213,731
Collateralized mortgage obligations         4,958           107            --          5,065
State and municipal                       162,886         4,547          (567)       166,866
Corporate obligations                      77,576           810          (539)        77,847
                                         --------      --------      --------       --------
     TOTAL                               $454,393      $ 10,240      $ (1,124)      $463,509
                                         ========      ========      ========       ========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         December 31, 2000
                                         -------------------------------------------------
                                                            Unrealized
                                         Amortized     ----------------------       Fair
(Dollar amounts in thousands)              Cost         Gains         Losses        Value
------------------------------------------------------------------------------------------
U.S. Government and its agencies         $339,883      $  1,840      $ (3,025)    $338,698
Collateralized mortgage obligations         6,686             1          (141)       6,546
State and municipal                       163,018         3,873          (693)     166,198
Corporate obligations                      57,026           422          (485)      56,963
                                         --------      --------      --------     --------
     TOTAL                               $566,613      $  6,136      $ (4,344)    $568,405
                                         ========      ========      ========     ========

The Corporation invests in the equity securities of financial services companies. These investments are considered to be available-for-sale and are included in other assets on the consolidated balance sheet. Cost was $3.7 million and $3.6 million, and fair value was $8.4 million and $8.3 million at December 31, 2001 and 2000, respectively.

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

As of December 31, 2001, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Investment securities with a par value amounting to approximately $57.3 million and $62.6 million at December 31, 2001 and 2000, respectively, were pledged as collateral for borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation from investments sold during the years ended December 31, 2000, 1999 and 1998, respectively.

(Dollar amounts in thousands)              2001           2000            1999
--------------------------------------------------------------------------------
Proceeds                                $   1,097      $  42,037       $ 115,794
Gross gains                                   180            262             627
Gross losses                                   --           (117)           (438)

Contractual maturities of debt securities at year-end 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Also shown are the tax equivalent yields, computed using a 35% rate based on weighted average yields of securities maturing during each time period.

                                                                                Available-for-Sale
                                                                              ----------------------     Weighted
                                                                              Amortized       Fair       Average
(Dollar amounts in thousands)                                                   Cost          Value      Yields
-----------------------------------------------------------------------------------------------------------------
Due in one year or less                                                       $  7,335      $  7,418      7.15%
                                                                                                          =====
Due after one but within five years                                             41,185        42,768      7.56%
                                                                                                          =====
Due after five but within ten years                                             93,620        95,916      7.51%
                                                                                                          =====
Due after ten years                                                            133,304       134,768      6.70%
                                                                                                          =====
Mortgage-backed securities, primarily issued by U.S. Government agencies       178,897       182,639      6.78%
                                                                              --------      --------      =====
     TOTAL                                                                    $454,393      $463,509
                                                                              ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    LOANS:

      Loans are summarized as follows:

                                                           December 31,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
                                                   Carrying          Carrying
(Dollar amounts in thousands)                        Value             Value
--------------------------------------------------------------------------------
Commercial, financial and agricultural            $   302,496       $   282,904
Real estate - construction                             34,610            41,325
Real estate - mortgage                                757,345           732,387
Installment                                           249,710           237,527
Lease financing                                         5,023             4,810
                                                  -----------       -----------
     Total gross loans                              1,349,184         1,298,953
     Less: unearned income                               (723)             (947)
           allowance for loan losses                  (18,313)          (19,072)
                                                  -----------       -----------
     TOTAL                                        $ 1,330,148       $ 1,278,934
                                                  ===========       ===========

In the normal course of business, the Corporation's subsidiary banks make loans to directors and executive officers and to their associates. These related party loans are consistent with sound banking practices and are within applicable bank regulatory lending limitations. In 2001 the aggregate dollar amount of these loans to directors and executive officers who held office at the end of the year amounted to $45.8 million at the beginning of the year. During 2001, advances of $68.7 million and repayments of $70.4 million were made with respect to related party loans for an aggregate dollar amount outstanding of $44.1 million at December 31, 2001.

Loans serviced for others, which are not reported as assets, total $175.2 million and $110.8 million at year-end 2001 and 2000. Capitalized mortgage servicing rights aggregated $1.5 million and $792 thousand at year-end, 2001 and 2000.

6.    ALLOWANCE FOR LOAN LOSSES:

      Changes in the allowance for loan losses are summarized as follows:

                                                             December 31,
                                                --------------------------------------
(Dollar amounts in thousands)                     2001           2000            1999
--------------------------------------------------------------------------------------
Balance at beginning of year                    $ 19,072       $ 17,949       $ 16,429
Provision for loan losses                          6,615          4,392          4,725
Recoveries of loans previously charged off         1,669          1,394          1,105
Loans charged off                                 (9,043)        (4,663)        (4,310)
                                                --------       --------       --------
     BALANCE AT END OF YEAR                     $ 18,313       $ 19,072       $ 17,949
                                                ========       ========       ========

      Impaired loans were as follows:

                                                                  December 31,
                                                               -----------------
(Dollar amounts in thousands)                                   2001       2000
--------------------------------------------------------------------------------
Year-end loans with no allocated allowance for loan losses     $   --     $   --
Year-end loans with allocated allowance for loan losses         3,610      6,422
                                                               ------     ------
     TOTAL                                                     $3,610     $6,422
                                                               ======     ======
Amount of the allowance for loan losses allocated              $2,033     $5,008
Loans past due over 90 days still on accrual                    4,925      5,499
Average of impaired loans during the year                       5,978      4,274

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    PREMISES AND EQUIPMENT:

      Premises and equipment are summarized as follows:

                                                               December 31,
                                                         -----------------------
(Dollar amounts in thousands)                              2001           2000
--------------------------------------------------------------------------------
Land                                                     $  3,885       $  3,813
Building and leasehold improvements                        30,533         29,773
Furniture and equipment                                    25,113         24,574
                                                         --------       --------
                                                           59,531         58,160
Less accumulated depreciation                             (33,294)       (31,797)
                                                         --------       --------
     TOTAL                                               $ 26,237       $ 26,363
                                                         ========       ========

8.    DEPOSITS AND SHORT-TERM BORROWINGS:

      Scheduled maturities of time deposits were as follows:

                     2002                             $402,571
                     2003                               86,106
                     2004                              140,717
                     2005                               22,411
                     2006                               16,590
                     Thereafter                            265
                                                      --------
                                                      $668,600
                                                      ========

Year-end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)                               2001         2000
--------------------------------------------------------------------------------
Federal funds purchased                                   $  9,920      $  5,510
Repurchase agreements                                       37,400        12,269
Note payable - U.S. government                               7,276           929
                                                          --------      --------
                                                          $ 54,596      $ 18,708
                                                          ========      ========

      Federal funds purchased are generally due in one day and bear interest at market rates. Note payable - U.S. government is due on demand, secured by a pledge of securities and bears interest at market rates.

9.    OTHER BORROWINGS:

      Long-term borrowings at December 31, 2001 and 2000 are summarized as follows:

(Dollar amounts in thousands)                                          2001          2000
-------------------------------------------------------------------------------------------
FHLB advances                                                        $419,478      $482,460
City of Terre Haute, Indiana economic development revenue bonds         6,600         6,600
Other                                                                      --             3
                                                                     --------      --------
     TOTAL                                                           $426,078      $489,063
                                                                     ========      ========

      The aggregate minimum annual retirements of long-term borrowings are as follows:

                     2002                             $ 21,383
                     2003                               34,626
                     2004                               33,301
                     2005                                   --
                     2006                                  440
                     Thereafter                        336,328
                                                      --------
                                                      $426,078
                                                      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The economic development revenue bonds (bonds) require periodic interest payments each year until maturity or redemption. The interest rate, which was 1.7% at December 31, 2001, and 5.0% at December 31, 2000, is determined by a formula which considers rates for comparable bonds and is adjusted periodically. The bonds are collateralized by a first mortgage on the Corporation's headquarters building. The bonds mature December 1, 2015, but bondholders may periodically require earlier redemption.

      The Corporation maintains a letter of credit with another financial institution, which could be used to repay the bonds, should they be called. The letter of credit expires November 1, 2002, and will be automatically extended for one year should the bonds still be outstanding. Assuming redemption will be funded by the letter of credit, or by other similar borrowings, there are no anticipated principal maturities of the bonds within the next five years.

      The debt agreement requires the Corporation to meet certain financial covenants. The most restrictive covenants require the Corporation to maintain a Tier I capital ratio of at least 6.2% and net income to average assets of 0.6%. At December 31, 2001 and 2000, the Corporation was in compliance with all of its debt covenants.

      All of the Corporation's Indiana subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Indianapolis and, accordingly, are permitted to obtain advances. The advances from the FHLB, aggregating $419.5 million at December 31, 2001, accrue interest, payable monthly, at annual rates varying from 2.1% to 6.6%. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by a blanket pledge of eligible securities and real estate loan collateral. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

10.   INCOME TAXES:

      Income tax expense is summarized as follows:

(Dollar amounts in thousands)                    2001         2000         1999
--------------------------------------------------------------------------------
Federal:
  Currently payable                            $ 6,413      $ 7,372      $ 6,763
  Deferred                                          68          167         (256)
                                               -------      -------      --------
                                                 6,481        7,539        6,507
State:
  Currently payable                              1,353        1,539        2,461
  Deferred                                          42           58          (85)
                                               -------      -------      --------
                                                 1,395        1,597        2,376
                                               -------      -------      --------
    TOTAL                                      $ 7,876      $ 9,136      $ 8,883
                                               =======      =======      ========

      The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)                               2001           2000           1999
-----------------------------------------------------------------------------------------------
Federal income taxes computed at the statutory rate      $ 11,225       $ 11,322       $ 10,677
Add (deduct) tax effect of:
  Tax exempt income                                        (3,683)        (2,691)        (2,679)
  State tax, net of federal benefit                           907          1,038          1,550
  Affordable housing credits                                 (604)          (529)          (565)
  Other, net                                                   31             (4)          (100)
                                                         --------       --------       --------
    TOTAL                                                $  7,876       $  9,136       $  8,883
                                                         ========       ========       ========

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:

(Dollar amounts in thousands)                                  2001        2000
---------------------------------------------------------------------------------
Deferred tax assets:
  Loan losses provision                                      $  7,177    $  7,475
  Deferred compensation                                         1,555         775
  Compensated absences                                            383         333
  Post-retirement benefits                                        762         708
  Other                                                           320         166
  Valuation allowance for deferred tax assets                      --          --
                                                             --------    --------
    GROSS DEFERRED ASSETS                                      10,197       9,457
                                                             --------    --------

Deferred tax liabilities:
  Net unrealized gains on available-for-sale securities        (9,179)     (2,592)
  Depreciation                                                 (1,022)     (1,006)
  Lease financing                                                (207)       (176)
  Originated servicing rights                                    (579)       (311)
  Pensions                                                     (1,571)     (1,503)
  Other                                                        (1,135)       (677)
                                                             --------    --------
    GROSS DEFERRED LIABILITIES                                (13,693)     (6,265)
                                                             --------    --------
    NET DEFERRED TAX ASSETS (LIABILITIES)                    $ (3,496)   $  3,192
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

      The Corporation's customers had unused lines of credit of $208.4 million and $184.0 million and commitments to extend credit of $7.1 million as of December 31, 2001 and 2000. In addition, the Corporation had outstanding commitments of $5.6 million and $2.1 million under standby letters of credit as of December 31, 2001 and 2000, respectively. The Corporation uses derivative financial instruments, currently only limited amounts of interest rate swaps and caps, to facilitate the management of interest rate risk. The Corporation is exposed to credit loss in the event the counterparties to such agreements do not perform in accordance with the agreements.

      During 2000, the Corporation entered into an interest rate swap agreement with a 24-month term and a notional principal balance of $10 million, under which the Corporation makes variable rate payments, based on LIBOR, and receives fixed rate payments. The interest rate swap was designated as a hedge against a similar maturity certificate of deposit promotion. At year-end 2001 and 2000, the agreement had a fair market value of $513 thousand and $321 thousand, approximately the same amount as the fair value adjustment attributable to the certificates of deposit. The interest rate swap is included in time deposits on the consolidated statements of condition at December 31, 2001. Net settlement expense or benefit is included in interest expense.

      During 2001 the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3-month LIBOR over 6.00%. The cap has a 36-month term which runs through March 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $246 thousand at December 31, 2001, and is included in other assets on the statement of condition.

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

      Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $907 thousand, $774 thousand and $1,021 thousand in 2001, 2000 and 1999, respectively. The Corporation contributed $350 thousand, $750 thousand and $873 thousand to the ESOP in 2001, 2000 and 1999, respectively.

      Pension expense included the following components:

(Dollar amounts in thousands)                        2001          2000          1999
--------------------------------------------------------------------------------------
Service cost - benefits earned                     $   698       $   899       $   927
Interest cost on projected benefit obligation        1,766         1,780         1,858
Expected return on plan assets                      (1,679)       (1,801)       (1,900)
Net amortization and deferral                          296           (26)            3
                                                   -------       -------       -------
Total pension expense                              $ 1,081       $   852       $   888
                                                   =======       =======       =======

      The information below sets forth the change in benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

                                                                                  December 31,
                                                                           ------------------------
(Dollar amounts in thousands)                                                2001            2000
---------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1                                            $ 23,647        $ 25,427
Service cost                                                                    698             899
Interest cost                                                                 1,766           1,780
Actuarial (gain) loss                                                         4,933          (3,891)
Benefits paid                                                                  (751)           (568)
                                                                           --------        --------
Benefit obligation at December 31                                            30,293          23,647
                                                                           --------        --------

Reconciliation of fair value of plan assets:

Fair value of plan assets at January 1                                       20,929          24,212
Actual return on plan assets                                                  4,452          (4,239)
Employer contributions                                                        1,257           1,524
Benefits paid                                                                  (751)           (568)
                                                                           --------        --------
Fair value of plan assets at December 31                                     25,887          20,929
                                                                           --------        --------

Funded status:
  Funded status at December 31                                               (4,406)         (2,718)
  Unrecognized prior service cost                                              (232)           (250)
  Unrecognized net actuarial cost                                             8,648           6,802
                                                                           --------        --------
  Prepaid pension asset recognized in the consolidated balance sheets      $  4,010        $  3,834
                                                                           ========        ========

Principal assumptions used:
  Discount rate                                                                7.00%           7.50%
  Rate of increase in compensation levels                                      5.00%           5.00%
  Expected long-term rate of return on plan assets                             8.00%           8.00%

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Corporation also provides medical benefits to its employees subsequent to their retirement. Accrued post-retirement benefits as of December 31, 2001 and 2000 are as follows:

                                                               December 31,
                                                          ----------------------
(Dollar amounts in thousands)                               2001          2000
--------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at January 1                         $ 3,009       $ 2,938
  Service cost                                                 63            64
  Interest cost                                               215           201
  Plan participants' contributions                             38            24
  Actuarial (gain) loss                                       355           104
  Actual benefits paid                                       (250)         (322)
                                                          -------       -------
  Benefit obligation at December 31                       $ 3,430       $ 3,009
                                                          =======       =======

Reconciliation of funded status:
  Funded status                                           $ 3,430       $ 3,009
  Unrecognized transition obligation                         (724)         (784)
  Unrecognized net gain (loss)                             (1,463)       (1,081)
                                                          -------       -------
  Accrued benefit cost                                    $ 1,243       $ 1,144
                                                          =======       =======

      The post-retirement benefits paid in 2001 and 2000 of $250 thousand and $322 thousand, respectively, were fully funded by company and participant contributions. There were no other changes to plan assets in 2001 and 2000.

      Weighted-average assumptions as of December 31:

                                                                 December 31,
                                                              ------------------
                                                              2001         2000
--------------------------------------------------------------------------------
      Discount rate                                           7.00%        7.50%
      Initial weighted health care cost trend rate            7.50         7.50
      Ultimate health care cost trend rate                    5.00         5.00

      Post-retirement health benefit expense included the following components:

                                                        Years Ended December 31,
                                                        ------------------------
(Dollar amounts in thousands)                           2001      2000      1999
--------------------------------------------------------------------------------
Service cost                                            $ 63      $ 64      $ 57
Interest cost                                            215       201       195
Amortization of transition obligation                     60        60        60
Recognized actuarial loss                                 54        45        48
                                                        ----      ----      ----
Net periodic benefit cost                               $392      $370      $360
                                                        ====      ====      ====

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                               1% Point    1% Point
                                                               Increase    Decrease
-----------------------------------------------------------------------------------
Effect on total of service and interest cost components        $      8    $     (7)
Effect on post-retirement benefit obligation                        311        (243)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   OTHER COMPREHENSIVE INCOME:

      Other comprehensive income components and related taxes were as follows:

                                                                                     December 31,
                                                                           -------------------------------
(Dollar amounts in thousands)                                                2001        2000       1999
----------------------------------------------------------------------------------------------------------
Unrealized holding gains and losses on available-for-sale securities       $ 7,512     $19,676    $(26,382)
Less reclassification adjustments for gains and losses later
  recognized in income                                                        (180)       (145)       (189)
                                                                           -------     -------    --------
Net unrealized gains and losses                                              7,332      19,531     (26,571)
Tax effect                                                                  (2,933)     (7,812)     10,629
                                                                           -------     -------    --------
Other comprehensive income                                                 $ 4,399     $11,719    $(15,942)
                                                                           =======     =======    ========

14.   REGULATORY MATTERS:

      The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

      Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2001, approximately $41.7 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2001 and 2000, that the Corporation meets all capital adequacy requirements to which it is subject.

      As of December 31, 2001, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

      The following table presents the actual and required capital amounts and related ratios for the Corporation and the lead bank, Terre Haute First National Bank, at year end 2001 and 2000.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  For Capital
                                           Actual                               Adequacy Purposes
                                   ---------------------       --------------------------------------------------
(Dollar amounts in thousands)       Amount        Ratio                Amount                       Ratio
-----------------------------------------------------------------------------------------------------------------
TOTAL RISK-BASED CAPITAL
  Corporation - 2001               $219,543       15.15%       > or equals to $115,943        > or equals to 8.0%
  Corporation - 2000                202,033       15.21%       > or equals to  106,244        > or equals to 8.0%
  Terre Haute First - 2001          135,783       14.70%       > or equals to   73,912        > or equals to 8.0%
  Terre Haute First - 2000          127,391       15.22%       > or equals to   66,939        > or equals to 8.0%

TIER I RISK-BASED CAPITAL
  Corporation - 2001               $201,424       13.90%       > or equals to $ 57,972        > or equals to 4.0%
  Corporation - 2000                185,402       13.96%       > or equals to   53,122        > or equals to 4.0%
  Terre Haute First - 2001          126,555       13.70%       > or equals to   36,956        > or equals to 4.0%
  Terre Haute First - 2000          117,122       14.00%       > or equals to   33,469        > or equals to 4.0%

TIER I LEVERAGE CAPITAL
  Corporation - 2001               $201,424        9.87%       > or equals to $ 81,651        > or equals to 4.0%
  Corporation - 2000                185,402        9.43%       > or equals to   78,646        > or equals to 4.0%
  Terre Haute First - 2001          126,555        9.85%       > or equals to   51,418        > or equals to 4.0%
  Terre Haute First - 2000          117,122        9.26%       > or equals to   50,598        > or equals to 4.0%

                                                   To Be Well Capitalized
                                                  Under Prompt Corrective
                                                     Action Provisions
                                   --------------------------------------------------
(Dollar amounts in thousands)               Amount                      Ratio
-------------------------------------------------------------------------------------
TOTAL RISK-BASED CAPITAL
  Corporation - 2001               > or equals to $144,929       > or equals to 10.0%
  Corporation - 2000               > or equals to  132,805       > or equals to 10.0%
  Terre Haute First - 2001         > or equals to   92,389       > or equals to 10.0%
  Terre Haute First - 2000         > or equals to   83,674       > or equals to 10.0%

TIER I RISK-BASED CAPITAL
  Corporation - 2001               > or equals to $ 86,957       > or equals to  6.0%
  Corporation - 2000               > or equals to   79,683       > or equals to  6.0%
  Terre Haute First - 2001         > or equals to   55,434       > or equals to  6.0%
  Terre Haute First - 2000         > or equals to   50,204       > or equals to  6.0%

TIER I LEVERAGE CAPITAL
  Corporation - 2001               > or equals to $102,064       > or equals to  5.0%
  Corporation - 2000               > or equals to   98,308       > or equals to  5.0%
  Terre Haute First - 2001         > or equals to   64,273       > or equals to  5.0%
  Terre Haute First - 2000         > or equals to   63,248       > or equals to  5.0%

15. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company's condensed balance sheets as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2001, are as follows:

CONDENSED BALANCE SHEETS

                                                             December 31,
                                                       ------------------------
(Dollar amounts in thousands)                            2001            2000
                                                       --------        --------
ASSETS
  Cash deposits in affiliated banks                    $  3,916        $  4,107
  Investments in subsidiaries                           211,234         182,597
  Land and headquarters building, net                     6,660           6,789
  Other                                                  10,721          10,635
                                                       --------        --------
     TOTAL ASSETS                                      $232,531        $204,128
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Borrowings                                           $  8,100        $  6,780
  Dividends payable                                       3,973           3,749
  Other liabilities                                       2,947           2,376
                                                       --------        --------
     TOTAL LIABILITIES                                   15,020          12,905
Shareholders' equity                                    217,511         191,223
                                                       --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $232,531        $204,128
                                                       ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME

                                                                                     Years Ended December 31,
                                                                  --------------------------------------------------------------
(Dollar amounts in thousands)                                       2001                       2000                       1999
                                                                  --------                   --------                   --------
Dividends from subsidiaries                                       $ 10,485                   $  8,608                   $ 17,457
Other income                                                           971                      1,056                        890
Interest on borrowings                                                (314)                      (370)                      (366)
Other operating expenses                                            (2,801)                    (1,779)                    (1,617)
  Income before income taxes and equity                           --------                   --------                   --------
    in undistributed earnings of subsidiaries                        8,341                      7,515                     16,364
  Income tax benefit                                                   863                        571                        457
    Income before equity in undistributed                         --------                   --------                   --------
    earnings of subsidiaries                                         9,204                      8,086                     16,821

Equity in undistributed earnings of subsidiaries                    14,992                     15,127                      4,801
                                                                  --------                   --------                   --------
      Net income                                                  $ 24,196                   $ 23,213                   $ 21,622
                                                                  ========                   ========                   ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                     ------------------------------------------------------------
(Dollar amounts in thousands)                                          2001                      2000                      1999
                                                                     --------                  --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 24,196                  $ 23,213                  $ 21,622
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for depreciation and amortization                           360                       356                       349
    Equity in undistributed earnings of subsidiaries                  (14,992)                  (15,127)                   (4,801)
    Increase (decrease) in other liabilities                              571                        10                      (331)
    Increase in other assets                                           (1,009)                     (687)                     (204)
                                                                     --------                  --------                  --------
     NET CASH FROM OPERATING ACTIVITIES                                 9,126                     7,765                    16,635

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and fixtures                                      (55)                      (66)                       --
  Purchase of Forrest Sherer Inc.                                      (1,699)                       --                        --
                                                                     --------                  --------                  --------
     NET CASH FROM INVESTING ACTIVITIES                                (1,754)                      (66)                       --
                                                                     --------                  --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              1,500                        --                        --
  Principal payments on long-term borrowings                             (180)                     (155)                     (145)
  Purchase of treasury stock                                           (1,297)                   (5,151)                  (12,673)
  Dividends paid                                                       (7,586)                   (6,933)                   (6,224)
                                                                     --------                  --------                  --------
     NET CASH FROM FINANCING ACTIVITIES                                (7,563)                  (12,305)                  (19,042)
                                                                     --------                  --------                  --------
     NET (DECREASE) INCREASE IN CASH                                     (191)                   (4,540)                   (2,407)
     CASH, BEGINNING OF YEAR                                            4,107                     8,647                    11,054
                                                                     --------                  --------                  --------
     CASH, END OF YEAR                                               $  3,916                  $  4,107                  $  8,647
                                                                     ========                  ========                  ========
  Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                         $    314                  $    370                  $    362
                                                                     ========                  ========                  ========
    Income taxes                                                     $  7,533                  $ 10,114                  $ 10,182
                                                                     ========                  ========                  ========

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

      Management assessed First Financial Corporation's internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 2001.

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

[Signed]                                           [Signed]
Donald E. Smith                                    Michael A. Carty
President & Chief Executive Officer                Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of First Financial Corporation:

      We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1, during 2001 the Corporation adopted new accounting guidance on derivatives.

Indianapolis, Indiana                              [Signed]
January 11, 2002                                   Crowe, Chizek and Company LLP

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews the financial condition of First Financial Corporation at December 31, 2001 and 2000, and the results of its operations for the three years ended December 31, 2001. Where appropriate, factors that may affect future financial performance are also discussed. The discussion should be read in conjunction with the accompanying consolidated financial statements, related footnotes and selected financial data.

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

First Financial Corporation (the Corporation) is a financial services company. The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its nine subsidiaries. At the close of business in 2001 the Corporation and its subsidiaries had 706 full-time equivalent employees.

Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space.

First State has five branch locations in Clay County, a county contiguous to Vigo County. Citizens has four branches, all of which are located in Vermillion County, a county contiguous to Vigo County. Farmers has eight branches, of which five are located in Sullivan County, two in Knox County and one in Greene County. Sullivan County is contiguous to Vigo County. Morris Plan has one office and is located in Vigo County. Ridge Farm has one office and is located in Vermilion County, Illinois. Parke has five branches in Parke County, a county contiguous to Vigo County. Marshall has one office and is located in Clark County, Illinois, a county contiguous to Vigo County. Crawford has two branches in Crawford County, Illinois, and one branch in Lawrence County, Illinois.

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

Forrest Sherer Inc. is a premier regional supplier of insurance, surety and other financial products. The Forrest Sherer brand is well recognized in the Midwest, with more than 60 professionals and 80 years of successful service to both small and large businesses and to households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities.

FIRST FINANCIAL CORPORATION

RESULTS OF OPERATIONS -- SUMMARY FOR 2001

      Net income through the fourth quarter of 2001 increased 4.2% to $24.2 million from $23.2 million reported in 2000, despite the decreasing interest rate environment and the expectation that the purchase of Forrest Sherer Inc., an insurance agency, was to be slightly dilutive.

      Earnings were driven by a $4.7 million or 7.2% increase in net interest income, a result of higher earning assets and an improving net interest margin. First Financial was in position to benefit from the significant decline in interest rates in 2001. Average loans were up $59.2 million or 4.7% over 2000, and even with the lower rates, loan interest income increased $1.5 million or 1.4%. Correspondingly, average interest-bearing liabilities were up $20.1 million or 1.2% over the same period in 2000; however, total interest expense decreased $6.5 million or 8.0%.

NET INTEREST INCOME

      The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding.

      Total average interest-earning assets increased to $1.92 billion in 2001 from $1.86 billion in 2000. The tax-equivalent yield on these assets decreased to 7.86% in 2001 from 8.16% in 2000. Total average interest-bearing liabilities amounted to $1.65 billion in 2001 compared to $1.63 billion in 2000. The average cost of these interest-bearing liabilities decreased to 4.48% in 2001 from 4.94% in 2000.

      On a tax equivalent basis, net interest income increased $6.0 million from $70.8 million in 2000 to $76.8 million in 2001. The net interest margin increased from 3.82% in 2000 to 4.00% in 2001. This increase is primarily the result of funding costs decreasing faster than the yield on earning assets.

      The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2001 to 2000 and 2000 to 1999.

                                                 2001 Compared to 2000                        2000 Compared to 1999
                                              Increase (Decrease) Due to                    Increase (Decrease) Due to
                                    --------------------------------------------    --------------------------------------------
                                                             Volume/
(Dollar amounts in thousands)        Volume       Rate        Rate        Total      Volume       Rate        Rate        Total
                                    --------    --------    --------    --------    --------    --------    --------    --------
Interest earned on
  interest-earning assets:
    Loans (1)(2)                    $  5,073    $ (3,587)   $   (169)   $  1,317    $  8,762    $  2,114    $    192    $ 11,068
    Taxable investment securities     (2,886)     (3,343)        316      (5,913)        179       1,844          12       2,035
    Tax-exempt investment
      securities(2)                    3,259         797         202       4,258         792        (299)        (19)        474
  Federal funds sold                     394        (248)       (257)       (112)       (560)        255        (167)       (472)
                                    --------    --------    --------    --------    --------    --------    --------    --------
Total interest income                  5,840      (6,381)         92        (450)      9,173       3,914          18      13,105
                                    --------    --------    --------    --------    --------    --------    --------    --------
Interest paid on
  interest-bearing liabilities:
    Transaction accounts               1,107        (845)        (94)        167          59         644           5         708
    Time deposits                     (1,216)     (1,688)         51      (2,852)        628       3,164          55       3,847
    Short-term borrowings               (815)     (1,712)        294      (2,233)        450         733          95       1,278
    Other borrowings                     528      (2,028)        (41)     (1,541)      4,936       2,353         646       7,935
                                    --------    --------    --------    --------    --------    --------    --------    --------
  Total interest expense                (395)     (6,273)        209      (6,459)      6,073       6,894         801      13,768
                                    --------    --------    --------    --------    --------    --------    --------    --------
  Net interest income               $  6,235    $   (108)   $   (118)   $  6,009    $  3,100    $ (2,980)   $   (783)   $   (663)
                                    ========    ========    ========    ========    ========    ========    ========    ========

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

RESULTS OF OPERATIONS -- SUMMARY FOR 2001

PROVISION FOR LOAN LOSSES

     The provision for loan losses is established by charging current earnings with an amount which will maintain the allowance for loan losses at a level sufficient to provide for probable incurred losses in the Corporation's loan portfolio. Management considers several factors in determining the provision, including loss experience, changes in the composition of the portfolio, the financial condition of borrowers, economic trends, and general economic conditions. The provision for loan losses totaled $6.6 million and $4.4 million for 2001 and 2000, respectively.

     Net charge-offs for 2001 increased to $7.4 million from $3.3 million in 2000. The majority of this amount relates to a single bankruptcy for a project which was and continues to be economically important to the Wabash Valley. Management believes the long-term benefit, both to the community and the Corporation, will outweigh the short-term impact of the charge-off. At December 31, 2001, the resulting allowance for loan losses was $18.3 million or 1.36% of total loans, net of unearned income. A year earlier the allowance was $19.1 million or 1.49% of total loans.

OTHER INCOME

     Other income increased 57.7% in 2001 to $21.5 million from $13.6 million earned in 2000. Service charges and fees on deposit accounts and other service charges and fees increased $832 thousand and $1.2 million, respectively. These increases are the result of a focused effort to increase fee-based income.

     Insurance commissions increased $3.2 million due mainly to the acquisition of Forrest Sherer Inc., an insurance agency.

     Also, sales of mortgage loans increased $1.9 million to $2.2 million at December 31, 2001, from $275 thousand in 2000. Due to low interest rates, the majority of mortgage loans made in 2001 were sold in the secondary market to protect the bank from possible interest rate increases.

OTHER EXPENSES

     Other expenses totaled $53.3 million for 2001 compared to $42.7 million for 2000. This represents an increase of $10.6 million or 24.9% for 2001. Salaries and related benefits, the largest component of this group, increased from $23.1 million to $30.5 million or 32.5%. This increase resulted from higher employee benefit costs and an increase in employees during 2001 with the addition of Forrest Sherer.

     In 2001 an incentive plan was approved by the Board for long-term retention of management. Expenses for this plan totaled $1.9 million in 2001.

INCOME TAXES

     The Corporation's federal income tax provision was $6.4 million in 2001 compared to a provision of $7.5 million in 2000. The overall effective tax rate in 2001 of 24.6% compares to a 2000 effective rate of 28.3%. Over the past two years management has implemented a strategy which focuses on the taxability of income on securities. This strategy has benefitted the Corporation as income tax expense for 2001 declined by $1.3 million or 13.8% compared to 2000.

COMPARISON OF 2000 TO 1999

     Net income for 2000 was $23.2 million or $3.45 per share compared to $21.6 million in 1999 or $3.10 per share. This increased income was primarily the result of increased non-interest income and decreased non-interest expense for a combined $2.4 million positive impact. Increases in non-interest income were a result of a concerted effort by management to focus on fee-based income. This effort accounted for $1.5 million or 93% of the increase.

     The $840 thousand decrease in non-interest expenses in 2000 from 1999 was due mainly to the reduction of salary and fringe benefit expenses of $1.3 million.

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION -- SUMMARY

     The Corporation's total assets declined slightly by $1.4 million at December 31, 2001, from a year earlier. Available-for-sale securities declined $104.9 million at December 31, 2001, from the previous year. As securities matured or were called, the proceeds were used to pay down long-term borrowings, which declined by $63.0 million, rather than reinvesting at the lower rates. Loans, net of unearned income, increased by $50.4 million, to $1.3 billion. This increase could have been greater as the Corporation sold approximately $114 million of real estate loans in the secondary market. Real estate mortgage, commercial and installment loans increased by $25.0 million, $19.6 million and $12.2 million to $757.3 million, $302.5 million and $249.7 million, respectively. The increase resulted primarily because of lower interest rates and favorable economic conditions. The increase in loans was primarily funded by the proceeds from securities and increased short-term borrowings.

     Total shareholders' equity increased to $217.5 million at December 31, 2001, compared to $191.2 million a year earlier. Higher net income was offset by increased dividends and the continued repurchase of corporate stock. During 2001, 32,649 shares were acquired at a cost of $1.3 million. In addition, during 2001, the Corporation recorded a net unrealized gain on available-for-sale securities of $4.4 million. While this fluctuation in fair value increased shareholders' equity, no gain is recognized in net income unless the security is actually sold.

     Following is an analysis of the components of the Corporation's balance sheet. Information describing the components of the Corporation's securities portfolio, and the market value, maturities and weighted average yields of the securities is included in Note 4 of the notes to the consolidated financial statements.

LOAN PORTFOLIO

     Loans outstanding by major category as of December 31 for each of the last five years and the maturities are set forth in the following analyses.

     (Dollar amounts in thousands)                   2001             2000             1999            1998             1997
                                                  ----------       ----------       ----------       ----------       ----------
     Loan Category

     Commercial, financial and agricultural       $  302,496       $  282,904       $  247,949       $  233,080       $  229,855
     Real estate - construction                       34,610           41,325           44,782           32,880           23,734
     Real estate - mortgage                          757,345          732,387          671,972          636,615          561,466
     Installment                                     249,710          237,527          223,459          205,251          188,552
     Lease financing                                   5,023            4,810            5,723            5,825            3,271
                                                  ----------       ----------       ----------       ----------       ----------
           TOTAL                                  $1,349,184       $1,298,953       $1,193,885       $1,113,651       $1,006,878
                                                  ==========       ==========       ==========       ==========       ==========

                                                                             After One
                                                         Within              But Within            After Five
(Dollar amounts in thousands)                           One Year             Five Years              Years                 Total
                                                       ----------            ----------            ----------            ----------
     Maturity Distribution
     Commercial, financial and agricultural            $  177,049            $   86,702            $   38,745            $  302,496
     Real estate - construction                            13,362                11,714                 9,534                34,610
                                                       ----------            ----------            ----------            ----------
                 TOTAL                                 $  190,411            $   98,416            $   48,279               337,106
                                                       ==========            ==========            ==========            ==========

     Real estate - mortgage                                                                                                 757,345
     Installment                                                                                                            249,710
     Lease financing                                                                                                          5,023
                                                                                                                         ----------
                 TOTAL                                                                                                   $1,349,184
                                                                                                                         ==========
     Loans maturing after one year with:
        Fixed interest rates                                                 $   40,052            $   41,610
        Variable interest rates                                                  58,364                 6,669
                                                                             ----------            ----------

                 TOTAL                                                       $   98,416            $   48,279
                                                                             ==========            ==========

FINANCIAL CONDITION -- SUMMARY

ALLOWANCE FOR LOAN LOSSES

    The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)                       2001             2000             1999            1998              1997
                                                 ----------       ----------       ----------       ----------       ----------
Amount of loans outstanding
     at December 31,                             $1,349,184       $1,298,953       $1,193,885       $1,113,651       $1,006,878
                                                 ==========       ==========       ==========       ==========       ==========
Average amount of loans by year                  $1,315,725       $1,256,505       $1,151,968       $1,066,537       $  953,008
                                                 ==========       ==========       ==========       ==========       ==========

Allowance for loan losses
     at beginning of year                        $   19,072       $   17,949       $   16,429       $   13,503       $   10,756
     Allowance resulting from acquisition                 _               --               --              970               --
Loans charged off:
     Commercial, financial and agricultural           4,079            1,055              344            1,195              487
     Real estate - mortgage                             557              406              932              614              596
     Installment                                      4,395            3,196            3,034            2,827            2,732
     Leasing                                             12                6               --               --               --
                                                 ----------       ----------       ----------       ----------       ----------
        Total loans charged off                       9,043            4,663            4,310            4,636            3,815
                                                 ----------       ----------       ----------       ----------       ----------

Recoveries of loans previously charged off:

     Commercial, financial and agricultural             819              578              170              461              260
     Real estate - mortgage                              60               28              142              101              163
     Installment                                        790              788              788              634              747
     Leasing                                             --               --                5               --               10
                                                 ----------       ----------       ----------       ----------       ----------
          Total recoveries                            1,669            1,394            1,105            1,196            1,180
                                                 ----------       ----------       ----------       ----------       ----------
Net loans charged off                                 7,374            3,269            3,205            3,440            2,635
 Provision charged to expense                         6,615            4,392            4,725            5,396            5,382
                                                 ----------       ----------       ----------       ----------       ----------

Balance at end of year                           $   18,313       $   19,072       $   17,949       $   16,429       $   13,503
                                                 ==========       ==========       ==========       ==========       ==========

Ratio of net charge-offs during period
     to average loans outstanding                       .56%             .26%             .28%             .32%             .28%
                                                 ==========       ==========       ==========       ==========       ==========

Management anticipates $3.6 million of commercial, financial and agricultural loans, $0.5 million of real estate-mortgage loans and $2.8 million of installment loans will be charged off for 2002.

The allowance is maintained at an amount management believes sufficient to absorb probable incurred losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The following table presents the allocation of the allowance to the loan portfolios at year-end.

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION -- SUMMARY

                                                   Years Ended December 31,
                                                -------------------------------
     (Dollar amounts in thousands)               2001        2000         1999
                                                -------     -------     -------
     Commercial, financial and agricultural     $11,151     $10,771     $ 6,990
     Real estate - mortgage                       1,330       1,060       1,348
     Installment                                  4,489       3,509       3,506
     Leasing                                         17           8           3
     Unallocated                                  1,326       3,724       6,102
                                                -------     -------     -------
         TOTAL ALLOWANCE FOR LOAN LOSSES         18,313      19,072      17,949
                                                =======     =======     =======

UNDER-PERFORMING LOANS

     Management monitors the components and status of under-performing loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectibility. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. The interest income for non-accrual and restructured loans that would have been recorded in 2001, 2000 and 1999, under the original terms of the loans is $1.1 million, $953 thousand and $364 thousand, respectively. The Corporation recorded interest income on such loans in the amounts of $535 thousand, $656 thousand and $119 thousand for 2001, 2000 and 1999, respectively.

(Dollar amounts in thousands)            2001               2000               1999               1998               1997
                                        -------            -------            -------            -------            -------
     Non-accrual loans                  $ 8,854            $ 8,316            $ 2,879            $ 4,103            $ 3,866
     Restructured loans                     590                735                959                  7                 17
                                        -------            -------            -------            -------            -------
                                          9,444              9,051              3,838              4,110              3,883
     Accruing loans past due              4,925              5,499              5,229              8,184              4,384
                                        -------            -------            -------            -------            -------
                                        $14,369            $14,550            $ 9,067            $12,294            $ 8,267
                                        =======            =======            =======            =======            =======

     The ratio of the allowance for loan losses as a percentage of under-performing loans was 127% at December 31, 2001, compared to 131% in 2000. This results from the $759 thousand decline in the allowance during 2001, which more than offset the $181 thousand decline in under-performing loans. The following loan categories comprise significant components of the under-performing loans at December 31, 2001:

(Dollar amounts in thousands)
--------------------------------------------------------------------------------
     Non-accrual loans:
       1-4 family residential                 $3,033                     34%
       Commercial loans                        4,406                     50
       Installment loans                       1,415                     16
                                              ------                    ---
       Other, various                         $8,854                    100%
                                              ======                    ===
     Past due 90 days or more:

       1-4 family residential                 $1,587                     32%
       Commercial loans                        2,177                     44
       Installment loans                       1,161                     24
                                              ------                    ---
       Other, various                         $4,925                    100%
                                              ======                    ===

     There are no material concentrations by industry within the under-performing loans.

FINANCIAL CONDITION -- SUMMARY

     An element of the Corporation's asset quality management process is the ongoing review and grading of each affiliate's commercial loan portfolio. At December 31, 2001, approximately $32.3 million of commercial loans are graded doubtful or substandard, including the $6.6 million of non-accrual and past-due commercial loans listed above. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. Many of these loans are still accruing and are, generally, performing in accordance with their loan agreements. However, for reasons such as previous payment history, bankruptcy proceedings, industry concerns or information specific to that borrower, it is the opinion of management that these loans require close monitoring.

DEPOSITS

     Total deposits decreased to $1.31 billion at December 31, 2001, from $1.32 billion at December 31, 2000. The Corporation experienced a fluctuation between deposit types due to a rate-sensitive market environment.

     The information below presents the average amount of deposits and rates paid on those deposits for 2001, 2000 and 1999.

                                                     2001                        2000                       1999
                                         ------------------------    ------------------------    ----------------------
(Dollar amounts in thousands)               Amount        Rate          Amount        Rate         Amount        Rate
                                         ----------    ----------    ----------    ----------    ----------   ----------
     Non-interest-bearing
       demand deposits                   $  148,931                  $  145,923                  $  143,551
     Interest-bearing demand deposits       170,990         1.28%       168,579         1.34%       294,953       2.31%
     Savings deposits                       287,012         2.74%       243,357         3.14%       114,326       2.09%
     Time deposits:
     $100,000 or more                       198,575         5.32%       215,889         5.66%       200,133       5.16%
     Other time deposits                    495,940         5.36%       500,401         5.55%       503,928       5.12%
                                         ----------                  ----------                  ----------
     TOTAL                               $1,301,448                  $1,274,149                  $1,256,891
                                         ==========                  ==========                  ==========

     The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2001, are summarized as follows:

               3 months or less              $ 57,239
               Over 3 through 6 months         28,852
               Over 6 through 12 months        36,845
               Over 12 months                  81,538
                                             --------
               TOTAL                         $204,474
                                             ========

SHORT-TERM BORROWINGS

     A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2001, 2000 and 1999 is presented below:

     (Dollar amounts in thousands)           2001          2000          1999
                                            -------       -------       -------
         Federal funds purchased            $ 9,920       $ 5,510       $19,559
         Repurchase agreements               37,400        12,269        35,718
         Other short-term borrowings          7,276           929         8,222
                                            -------       -------       -------
                                            $54,596       $18,708       $63,499
                                            =======       =======       =======

     The amounts and interest rates related to federal funds purchased and repurchase agreements are presented below:

(Dollar amounts in thousands)                              2001                  2000                  1999
                                                        -----------           -----------           -----------
     Average amount outstanding                         $    59,603           $    71,040           $    63,641
     Maximum amount outstanding at a month end               81,330               117,716               150,168
     Average interest rate during year                         4.46%                 6.35%                 5.19%
     Interest rate at year-end                                 2.32%                 5.47%                 5.25%

FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION -- SUMMARY

OTHER BORROWINGS

     Advances from the Federal Home Loan Bank decreased to $419.5 million in 2001 compared to $482.5 million in 2000. The major reason for the decrease was that as investments had been called, the money was used to pay down debt rather than reinvest. Lowering interest rates influenced management's decision to pay down the debt. The Asset/Liability Committee reviews these investments and considers the related strategies on a weekly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

     As of December 31, 2001, the Corporation's shareholders' equity was $217.5 million, an increase of 13.8% from the 2000 level of $191.2 million. This increase is in excess of increased dividends returned to shareholders and a stock repurchase plan, under which 32,649 shares were repurchased during 2001 for $1.3 million. In addition, during 2001, the Corporation recorded a net unrealized gain on available-for-sale securities of $4.4 million. While this fluctuation in fair value increased shareholders' equity, no gain is recognized in net income unless the security is sold.

     Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2001.

     First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2001 and 2000 was 32.0% and 31.2%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

FINANCIAL CONDITION -- SUMMARY

     The Corporation does not significantly rely on any derivative products to manage interest rate risk, nor does it have a trading account. The Corporation does have certain assets, such as callable agency securities, and liabilities, such as callable FHLB advances, which contain embedded derivatives that are clearly and closely related to the underlying assets and liabilities. During 2000, the Corporation entered into an interest rate swap designed to hedge the interest rate risk associated with a fixed rate certificate of deposit promotion. In 2001 the Corporation purchased an interest rate cap to help protect the net interest income should interest rates increase in excess of the cap's trigger amount. Management will continue to evaluate the merits and attendant risks of financial instruments designed to facilitate the management of interest rate risk but does not expect the use of such products will become a significant part of the Corporation's interest rate risk management strategy.

     The table below shows the Corporation's estimated earnings sensitivity profile as of December 31, 2001. Given a 100 basis point increase in rates, net interest income would decrease 4.97% over the next 12 months and decrease 2.79% over the next 24 months. A 100 basis point decrease would result in a 2.33% increase in net interest income over the next 12 months and a .08% decrease over the next 24 months. These estimates assume all rates changed overnight and management took no action as a result of this change.

                                    Percentage Change in Net Interest Income
                               -------------------------------------------------
         Basis Point
         Interest Rate Change  12 months            24 months          36 months
         -----------------------------------------------------------------------
         Down 200                 1.76%              -2.89%              -8.01%
         Down 100                 2.33                -0.08               -2.68
         Up 100                  -4.97                -2.79               -0.71
         Up 200                  -9.81                -5.27               -1.00

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

     LIQUIDITY RISK

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $7.4 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $108.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $22.4 million in securities to be called within the next 12 months.

OUTLOOK

     The Wabash Valley, the Corporation's primary market area, experienced weakening in the economic climate similar to the national economy throughout 2001. Although an economic slowdown could have an adverse impact on the local economy, historically the Wabash Valley has slowed at a lower rate than that of the country or state. This is due largely to the fact that the Wabash Valley is not dependent on any one industry segment but is a regional center for retail, education and health-related fields. Management anticipates that the outlook for 2002 will be more positive beginning in the third quarter with growth in loans and deposits.

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

     Like most other financial institutions, the Corporation has placed a high emphasis on marketing efforts. The goal is to attain a greater share of each customer's financial activities, commonly called "share of the wallet." To this end, First Financial has established a full-service brokerage, expanded its trust activities and operates a full-lines insurance agency. These activities are expected to provide an increased amount of fee-based income in the future.

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

                                                                                  December 31,
                                           -------------------------------------------------------------------------------------
                                                               2001                                        2000
                                           -------------------------------------------    --------------------------------------
                                              Average                          Yield/       Average                      Yield/
(Dollar amounts in thousands)                 Balance          Interest         Rate        Balance       Interest        Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans (1)(2)                            $ 1,315,725          108,950         8.28%     $ 1,256,505    $   107,633      8.57%
   Taxable investment securities               389,776           24,622         6.32          430,467         30,535      7.09
   Tax-exempt investments(2)                   204,205           17,115         8.38          162,907         12,857      7.89
   Federal funds sold                           11,877              268         2.26            5,832            380      6.52
                                           -----------          -------         ----      -----------    -----------      ----
   Total interest-earning assets             1,921,583          150,955         7.86%       1,855,711        151,405      8.16%
                                           ===========          =======         ====      ===========    ===========      ====

Non-interest earning assets:
   Cash and due from banks                      58,703                                         63,158
   Premises and equipment, net                  26,624                                         26,404
   Other assets                                 53,168                                         39,900
   Less allowance for loan losses              (18,796)                                       (19,017)
                                           -----------                                    -----------
          TOTALS                           $ 2,041,282                                    $ 1,966,156
                                           ===========                                    ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   Transaction accounts                    $   458,002           10,069         2.20%     $   411,936          9,901      2.40%
   Time deposits                               694,515           37,139         5.35          716,290         39,991      5.58
   Short-term borrowings                        62,321            2,514         4.03           75,230          4,747      6.31
   Other borrowings                            438,123           24,403         5.57          429,383         25,944      6.04
   Total interest-bearing                  -----------          -------         ----      -----------    -----------      ----
      liabilities:                         $ 1,652,961           74,125         4.48%       1,632,839         80,583      4.94%
                                           ===========          =======         ====      ===========    ===========      ====
   Non interest-bearing
      liabilities:
   Demand deposits                             148,931                                        145,923
   Other                                        25,871                                          8,491
                                           -----------                                    -----------
                                             1,827,763                                      1,787,253

   Shareholders' equity                        213,519                                        178,903
                                           -----------                                    -----------
             TOTALS                        $ 2,041,282                                    $ 1,966,156
                                           ===========                                    ===========

   Net interest earnings                                    $    76,831                                  $    70,822
                                                            ===========                                  ===========

   Net yield on interest-earning assets                                         4.00%                                     3.82%
                                                                                ====                                      ====

                                                             December 31,
                                               ------------------------------------------
                                                                 1999
                                               ------------------------------------------
                                                  Average                          Yield/
(Dollar amounts in thousands)                     Balance       Interest            Rate
-----------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans (1)(2)                                $ 1,151,968    $    96,565           8.38%
   Taxable investment securities                   427,781         28,500           6.66
   Tax-exempt investments(2)                       153,112         12,383           8.09
   Federal funds sold                               16,991            852           5.01
                                               -----------    -----------           ----
   Total interest-earning assets                 1,749,852        138,300           7.90%
                                               ===========    ===========           ====

Non-interest earning assets:
   Cash and due from banks                          58,212
   Premises and equipment, net                      24,847
   Other assets                                     41,469
   Less allowance for loan losses                  (17,585)
                                               -----------
          TOTALS                               $ 1,856,795
                                               ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   Transaction accounts                        $   409,279          9,193           2.25%
   Time deposits                                   704,061         36,144           5.13
   Short-term borrowings                            66,594          3,469           5.21
   Other borrowings                                337,007         18,009           5.34
   Total interest-bearing                      -----------    -----------           ----
      liabilities:                               1,516,941         66,815           4.40%
                                               ===========    ===========           ====
   Non interest-bearing
      liabilities:
   Demand deposits                                 143,551
   Other                                            23,973
                                               -----------
                                                 1,684,465

   Shareholders' equity                            172,330
                                               -----------
             TOTALS                            $ 1,856,795
                                               ===========

   Net interest earnings                                      $    71,485
                                                              ===========

   Net yield on interest-earning assets                                             4.09%
                                                                                    ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

MARKET AND DIVIDEND INFORMATION

     At year-end 2001 shareholders owned 6,844,260 shares of the Corporation's common stock. The stock is traded over-the-counter under the NASDAQ National Market System with the symbol THFF. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2001 and 2000.

                                       2001                                     2000
                         ----------------------------------        ----------------------------------
                            Bid Quotation             Cash            Bid Quotation              Cash
                         --------------------       Dividends      --------------------        Dividends
     Quarter ended       High           Low         Declared       High          Low           Declared
                         ------        ------        ------        ------        ------        ------
     March 31            $40.00        $30.50                      $41.22        $33.19
     June 30             $48.14        $35.68        $  .56        $34.68        $30.38        $  .52
     September 30        $46.25        $38.65                      $33.62        $29.00
     December 31         $44.63        $38.52        $  .58        $32.94        $27.50        $  .56

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                              2001
                             -------------------------------------------------------------------------------------------------------
                                                                     Net              Provision
(Dollar amounts in           Interest           Interest           Interest           for Loan            Net             Net Income
  thousands)                 Income             Expense             Income             Losses            Income            Per Share
------------------------------------------------------------------------------------------------------------------------------------
     March 31                $37,468            $20,560            $16,908            $ 1,488            $ 5,907            $ .88
     June 30                 $36,480            $19,326            $17,154            $ 1,464            $ 5,783            $ .85
     September 30            $36,048            $18,139            $17,909            $ 1,512            $ 6,293            $. 92
     December 31             $34,677            $16,100            $18,577            $ 2,151            $ 6,213            $ .91

                                                                              2000
                             -------------------------------------------------------------------------------------------------------
                                                                     Net              Provision
(Dollar amounts in           Interest           Interest           Interest           for Loan            Net             Net Income
  thousands)                 Income             Expense             Income             Losses            Income            Per Share
------------------------------------------------------------------------------------------------------------------------------------
     March 31                $35,151            $18,397            $16,754            $   860            $ 5,415            $ .80
     June 30                 $36,286            $19,229            $17,057            $ 1,189            $ 6,081            $ .90
     September 30            $37,134            $20,931            $16,203            $ 1,140            $ 5,974            $ .89
     December 31             $37,846            $22,026            $15,820            $ 1,203            $ 5,743            $ .86