Form 10-Q
period 2002-03-31
FIRST FINANCIAL CORP /IN/
filed 2002-05-15
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   March 31, 2002
                  ----------------

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
                                       -----   -----

As of April 30, 2002 were outstanding 6,832,284 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information                                         Page No.
                                                                       --------
     Item 1.   Financial Statements:

       Consolidated Statements of Condition................................4

       Consolidated Statements of Income...................................5

       Consolidated Statements of Shareholders' Equity and
          Comprehensive Income.............................................6

       Consolidated Statements of Cash Flows...............................7

       Notes to Consolidated Financial Statements..........................8

     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........10

     Item 3.   Interest Rate Risk and Quantitative and Qualitative
                  Disclosures about Market Risk...........................12

PART II. Other Information:

     Signatures...........................................................14

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)


                                                 March 31,         December 31,
                                                   2002                2001
                                                   ----                ----
                                                (Unaudited)
               ASSETS
Cash and due from banks                         $   63,383          $   68,205
Federal funds sold and short-term investments        1,170              43,376
Securities, available-for-sale                     516,491             463,509
Loans:
  Commercial, financial and agricultural           325,985             302,496
  Real estate - construction                        35,010              34,610
  Real estate - mortgage                           810,632             757,345
  Installment                                      267,014             249,710
  Lease financing                                    4,955               5,023
                                                ----------          ----------
                                                 1,443,596           1,349,184
Less:
    Unearned income                                    677                 723
    Allowance for loan losses                       20,450              18,313
                                                ----------          ----------
                                                 1,422,469           1,330,148
Accrued interest receivable                         14,092              14,948
Premises and equipment, net                         29,613              26,237
Bank-owned life insurance                           48,445              47,756
Goodwill                                             7,102               7,102
Other Intangible Assets                              4,315               3,767
Other assets                                        39,264              36,857
                                                ----------          ----------
          TOTAL ASSETS                          $2,146,344          $2,041,905
                                                ==========          ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                            $  129,931          $  163,985
 Interest-bearing:
      Certificates of deposit of $100 or more      190,259             204,474
      Other interest-bearing deposits            1,098,511             945,197
                                                ----------          ----------
                                                 1,418,701             313,656
Short-term borrowings                               38,311              54,596
Other borrowings                                   436,414             426,078
Other liabilities                                   29,607              30,064
                                                ----------          ----------
          TOTAL LIABILITIES                      1,923,033           1,824,394

Shareholders' equity
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-7,225,483
   Outstanding shares--6,832,284 in 2002
     and 6,844,260 in 2001                             903                 903
 Additional capital                                 66,680              66,680
 Retained earnings                                 164,766             158,038
 Accumulated other comprehensive income:             7,887               8,299
Treasury shares at cost 393,199 in 2002
  and 381,223 in 2001                              (16,925)            (16,409)
                                                ----------          ----------

          TOTAL SHAREHOLDERS' EQUITY               223,311             217,511
                                                ----------          ----------

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                $2,146,344          $2,041,905
                                                ==========          ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)



                                                       Three Months Ended
                                                           March 31,
                                                   2002                2001
                                                   ----                ----
                                                (Unaudited)        (Unaudited)
INTEREST INCOME:
  Loans, including related fees                 $   26,535          $   27,749
  Securities:
   Taxable                                           4,945               6,943
   Tax-exempt                                        2,052               2,070
  Other                                                773                 706
                                                ----------          ----------
   TOTAL INTEREST INCOME                            34,305              37,468

INTEREST EXPENSE:
Deposits                                             8,977              13,383
Short-term borrowings                                  250               6,501
Other borrowings                                     5,612                 676
                                                ----------          ----------
   TOTAL INTEREST EXPENSE                           14,839              20,560
                                                ----------          ----------

   NET INTEREST INCOME                              19,466              16,908

   Provision for loan losses                         1,932               1,488
                                                ----------          ----------

   NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                17,534              15,420
                                                ----------          ----------

NON-INTEREST INCOME:
   Trust department income                             842                 886
   Service charges and fees on deposit accounts      1,506               1,208
   Other service charges and fees                    1,255                 912
   Securities gains                                      1                   -
   Insurance commissions                             1,324                 145
   Sales of mortgage loans                             566                 228
   Other                                               679                 488
                                                ----------          ----------

TOTAL NON-INTEREST INCOME                            6,173               3,867
                                                ----------          ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                    8,509               6,191
   Occupancy expense                                   939                 871
   Equipment expense                                   852                 952
   Printing and supplies expenses                      216                 258
   Other                                             4,312               3,190
                                                ----------          ----------

   TOTAL NON-INTEREST EXPENSE                       14,828              11,462
                                                ----------          ----------

   INCOME BEFORE INCOME TAXES                        8,879               7,825

Provision for income taxes                           2,151               1,918
                                                ----------          ----------

   NET INCOME                                   $    6,728          $    5,907
                                                ==========          ==========

EARNINGS PER SHARE:
   Net Income                                   $     0.98          $     0.88
                                                ==========          ==========

Weighted average number of shares
  outstanding (in thousands)                         6,832               6,694
                                                ==========          ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                            March 31, 2002, and 2001
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                               Accumulated
                                                                  Other
                                Common  Additional  Retained  Comprehensive   Treasury
                                Stock    Capital    Earnings  Income/(Loss)     Stock     Total
Balance, January 1, 2002         $903    $66,680    $158,038      $8,299      $(16,409)  $217,511

Comprehensive income:
     Net income                                        6,728                                6,728
     Change in net unrealized
     gains/(losses) on available-
       for-sale securities                                          (412)                    (412)
                                                                                         --------
       Total comprehensive income                                                           6,316
     Treasury stock purchase                                                      (516)      (516)
                                 ----    -------    --------      ------      --------   --------
Balance, March 31, 2002          $903    $66,680    $164,766      $7,887      $(16,925)  $223,311
                                 ====    =======    ========      ======      ========   ========


Balance, January 1, 2001         $903    $66,680    $141,653      $3,900      $(21,913)  $191,223

Comprehensive income:
     Net income                                        5,907                                5,907
     Change in net unrealized
     gains/(losses) on
       available-for-
       sale securities                                             5,415                    5,415
                                                                                         --------
       Total comprehensive income                                                          11,322

                                 ----    -------    --------      ------      --------   --------
Balance, March 31, 2001          $903    $66,680    $147,560      $9,315      $(21,913)  $202,545
                                 ====    =======    ========      ======      ========   ========




See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)



                                                           Three Months Ended
                                                                 March 31,
                                                            2002        2001
                                                            ----        ----
                                                               (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                $  6,728    $  5,907
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                   (411)       (571)
  Provision for loan losses                                  1,932       1,488
  Securities gains                                               1           -
  Depreciation and amortization                                791         835
  Other, net                                                 1,344       2,242
                                                          --------    --------
      NET CASH FROM OPERATING ACTIVITIES                    10,385       9,901
                                                          --------    --------



CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                      22,776           -
Maturities and principal reductions on
  available-for-sale securities                             41,634      30,052
Purchases of available-for-sale securities                 (79,662)    (11,185)
Loans made to customers, net of repayments                   5,580       9,508
Net change in federal funds sold                            42,206       4,175
Purchase of First Community Financial Corp.                 15,048           -
Additions to premises and equipment                           (622)       (621)
                                                          --------    --------
      NET CASH FROM INVESTING ACTIVITIES                    46,960      31,929
                                                          --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                     (41,591)    (41,541)
Net change in short-term borrowings                        (21,423)     26,077
Dividends paid                                              (3,973)     (3,747)
Purchase of treasury stock                                    (516)          -
Proceeds from other borrowings                              21,005      43,500
Repayments on other borrowings                             (15,669)    (79,934)
                                                          --------    --------
     NET CASH FROM FINANCING ACTIVITIES                    (62,167)    (55,645)
                                                          --------    --------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                 (4,822)    (13,815)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          68,205      68,755
                                                          --------    --------

    CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 63,383    $ 54,940
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest              $ 15,792    $ 20,625
                                                          ========    ========

    Income taxes paid                                     $    350    $    124
                                                          ========    ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying March 31, 2002 and 2001 consolidated financial statements are unaudited. The December 31, 2001 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2001 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2001 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                            (000's)
                                                     March 31,     December 31,
                                                       2002           2001
                                                       ----           ----

Impaired loans with related allowance for loan
  losses calculated under SFAS No. 114..............  $  5,546      $  3,610

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities
   ----------
   The amortized cost and fair value of the Corporation's investments at March 31, 2002 are shown below. All securities are classified as available-for-sale.

                                                            (000's)
                                                         March 31, 2002
                                                   Amortized Cost  Fair Value
                                                   --------------  ----------

United States Government and its agencies             $146,533      $148,272
Collateralized Mortgage Obligations                     94,040        95,432
States and Municipal                                   162,172       166,827
Corporate Obligations                                  105,808       105,960
                                                      --------      --------
                                                      $508,553      $516,491
                                                      ========      ========

4. Short-Term Borrowings
   ---------------------
   Period-end short-term borrowings were comprised of the following:

                                                             (000's)
                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----

Federal Funds Purchased                               $ 22,345      $  9,920
Repurchase Agreements                                   14,284        37,400
Note Payable - U.S. Government                           1,682         7,276
                                                      --------      --------
                                                      $ 38,311      $ 54,596
                                                      ========      ========

5, Other Borrowings
   ----------------
   Other borrowings at period-end are summarized as follows:


                                                             (000's)
                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----

FHLB Advances                                         $409,814      $419,478
Note Payable to a Financial Institution                 20,000             -
City of Terre Haute, Indiana Economic
  Development Revenue bonds                              6,600         6,600
                                                      --------      --------
                                                      $436,414      $426,078
                                                      ========      ========

6. Derivatives
   -----------

   During 2000, the Corporation entered into an interest rate swap with a 24 month term and a notional principal balance of $10 million, under which the Corporation makes variable rate payments, based on LIBOR, and receives fixed rate payments. The interest rate swap was designated as a hedge against a similar maturity certificate of deposit promotion. At March 31, 2002, the interest rate swap contract has a fair value of $226 thousand, which is approximately the same amount as the fair value adjustment to the hedged certificates of deposit. The interest rate swap is included in time deposits on the statement of condition. Net settlement income or expense is included in interest expense.

   During 2001, the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through March, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $153 thousand at March 31, 2002, and is included in other assets on the statement of condition.

7. Acquisitions
   ------------

   Forrest Sherer, Inc. (FSI) - On May 1, 2001, the Corporation acquired all of the outstanding common stock of FSI, a full-line insurance agency headquartered in Terre Haute, Indiana. The purchase price was $8.5 million, consisting of the issuance of 182,672 shares of the Corporation's common stock and the payment of $1.7 million in cash. Assets acquired, liabilities assumed and net assets at acquisition were not significant. The acquisition was accounted for as a purchase and resulted in the recording of goodwill of approximately $5.4 million and a customer list intangible of approximately $3.1 million. Prior to the adoption of new accounting guidance, effective January 1, 2002, goodwill was being amortized using the straight-line method over 15 years. The customer list intangible is being amortized, using an accelerated method, over ten years.

   Community Financial Corporation (CFC) - On January 31, 2002, the
Corporation acquired all of the outstanding stock of CFC for $33 million in cash. CFC is a bank holding company based in Olney, Illinois, which had total assets of approximately $190 million and net assets of approximately $32 million at acquisition. The fair values of significant assets acquired and liabilities assumed were $98 million of loans, $48 million of cash and cash equivalents, $38 million of securities and $148 million of deposits. The transaction was accounted for as a purchase and resulted in the recording of a core deposit intangible of approximately $1 million.

   The following table presents proforma revenue, net income, and earnings per share determined as if the acquisition had been consummated at January 1, 2001. Key assumptions include the add back of the amortization of the intangible assets of $130 thousand of FSI.

                                                   Three months ended March 31,
                                                          (000's omitted
                                                       except per share data)

                                                        2002          2001
                                                        ----          ----
   Revenue                                            $ 41,338      $ 46,237
   Net income                                            5,585         5,994
   Earnings per share                                 $   0.82      $   0.90

8. New Accounting Standards
   ------------------------

   A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial position or results of operations.

   Effective January 1, 2002, the Corporation adopted a new accounting standard dealing with the impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Corporation was not significant.

   New accounting standards issued in 2001 required all business combinations initiated after June 30, 2001 to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company are recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives will be separated from goodwill and amortized over their expected lives, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized on January 1, 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.

   The Corporation adopted this standard on January 1, 2002 and ceased amortizing goodwill associated with the acquisitions of The Morris Plan Company of Terre Haute in 1998 and FSI in 2001. No goodwill was recognized during the first quarter of 2002 and management does not believe any amount of the goodwill recorded by the Corporation is impaired. The $7.1 million of goodwill on the balance sheet is net of accumulated amortization of $737 thousand.

   Intangible assets subject to amortization are as follows:


                                                             (000's)
                                                    Gross Amount   Accumulated
                                                                   Amortization

Customer list intangible                                 3,108           417
Core deposit intangible                                    705             -
Branch purchase intangibles                                981           460
Non-compete agreements                                     500           102
                                                      --------      --------
                                                         5,294           979

   Amortization expense for the first quarter 2002 was $157 thousand.

   Estimated amortization expense for the next five years is:

                                        (000's)
                                    2002      653
                                    2003      648
                                    2004      648
                                    2005      648
                                    2006      640

   If this standard had been in effect in 2001, net income for the quarter ended March 31, 2001, would not have included goodwill amortization of $169 thousand and would have been $6.1 million. Earnings per share would have been $0.91.


                           FIRST FINANCIAL CORPORATION


ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

   The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page four of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2001.

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

                          Summary of Operating Results
                          ----------------------------


   Net income for the three months ended March 31, 2002 was $6.7 million, a 13.9% improvement from the $5.9 million in the same period in 2001. Basic earnings per share increased to $0.98 for the first quarter of 2002 compared to $0.88 for 2001, an 11.4% improvement.

   The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income
-------------------

   The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $19.5 million in the first three months of 2002 from $16.9 million in the same period of 2001, a 15.1% or $2.6 million increase. This was the result of an increase of $142.4 million in average interest earning assets and an improved net interest margin for 2002. The net interest margin increased from 3.8% in 2001 to 4.1% in 2002, a 6.5% increase driven by a greater decline in the average cost of funds than in the yield on earning assets.

Non-Interest Income
-------------------

   Non-interest income increased $2.3 million, or 59.6%, over 2001, which was driven by increases in fee-based income, higher gains from the sales of mortgage loans and insurance commission income related to the recent acquisition of Forrest Sherer, Inc.

Non-Interest Expenses
---------------------

   Non-interest expenses increased $3.4 million, or 29.4%, due mainly to costs associated with the recent acquisitions, and increases in employee salaries and fringe benefit programs.

Allowance for Loan Losses
-------------------------

   The Corporation's provision for loan losses increased to $1.9 million for the first three months of 2002 compared to $1.5 million in the same period of 2001. At March 31, 2002, the allowance for loan losses was 1.43% of net loans, an increase from 1.38% at December 31, 2001. Net chargeoffs for the first three months of 2002 were $1.5 million compared to only $.7 million for the same period of 2001. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $20.5 million at March 31, 2002 is adequate.

Nonperforming Loans and Leases
------------------------------

   Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at March 31, 2002 and December 31, 2001 follows:


                                                        (000's)
                                           March 31, 2002     December 31, 2001
                                           --------------     -----------------

Nonaccrual loans and leases                    $12,849            $ 8,854
Renegotiated loans and leases                      591                590
Ninety days past due loans and leases            4,157              4,925
                                               -------            -------
   Total nonperforming loans and leases        $17,597            $14,369
                                               =======            =======

Ratio of the allowance for loan losses
 as a percentage of nonperforming loans
 and leases                                        116%               127%

   The following loan categories comprise significant components of the nonperforming loans at March 31, 2002 and December 31, 2001.


                                                        (000's)
                                           March 31, 2002   December 31, 2001
                                           --------------   -----------------
Non-Accrual Loans:
------------------
      1-4 family residential                   $ 2,882            $ 3,033
      Commercial loans                           8,719              4,406
      Installment loans                          1,248              1,415
      Other, various                                 -                  -
                                               -------            -------
                                               $12,849            $ 8,854
                                               =======            =======

Past due 90 days or more:
-------------------------
       1-4 family residential                  $ 1,926            $ 1,587
       Commercial loans                          1,274              2,177
       Installment loans                           957              1,161
       Other, various                                -                  -
                                               -------            -------
                                               $ 4,157            $ 4,925
                                               =======            =======


   There are no material industry concentrations within the nonperforming loans.

Interest Rate Sensitivity and Liquidity
---------------------------------------

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

Interest Rate Risk and Quantitative and Qualitative Disclosures About
Market Risk
-----------

   Management considers interest rate risk to be the Corporation's most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation's net income is largely dependent on the effective management of this risk.

   The Committee reviews a series of monthly reports to ensure that performance objectives are being met. It monitors and controls interest rate risk through earnings simulation. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve, and changes in prepayment speeds on net interest income. The primary measure of Interest Rate Risk is "Earnings at Risk." This measure projects the earnings effect of various rate movements over the next three years on net interest income. It is important to note that measures of interest rate risk have limitations and are dependent upon certain assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency, and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis and believes the assumptions to be valid and theoretically sound. The relationships are continuously monitored for behavioral changes.

   As outlined in Note 6, the Corporation makes limited use of derivatives to facilitate its interest rate risk management activities. At March 31, 2002, derivatives include a $10 million interest rate swap directly related to a certificate of deposit special and a $50 million interest rate cap designed to help protect net interest income should rates rise significantly in the near term. The Corporation currently does not invest in derivative products for short-term gain, nor is engaged in securities trading activity. The Corporation invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments and the impact of derivatives are included in the following table.

   The table below shows the Corporation's estimated earnings sensitivity profile as of March 31, 2002. Given a 100 basis point increase in rates, net interest income would increase 1.89% over the next 12 months and increase 4.86% over the second 12 month period. A 100 basis point decrease would result in a 3.40% decrease in net interest income over the next 12 months and a 6.80% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.

                                     Percentage Change in Net Interest Income
   Basis Point                      ------------------------------------------
   Interest Rate Change             12 months       24 months        36 months
   ---------------------------------------------------------------------------
   Down 300                          -11.64          -22.73           -31.73
   Down 200                           -6.09          -13.15           -19.08
   Down 100                           -3.40           -6.80            -9.72
   Up 100                              1.89            4.86             7.53
   Up 200                              4.09            9.81            15.06
   Up 300                              5.10           13.36            21.21


   The Corporation does have other assets and liabilities, which contain embedded options, most notably callable agency securities, and putable Federal Home Loan Bank advances. The securities pay a premium rate and the advances charge a discounted rate in exchange for the option. Therefore, there is a benefit to current income from using these products. Management believes these put and call options are clearly and closely related to the underlying instruments and that they are therefore not considered derivatives. Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst case scenario. The model assumes no actions are taken and prices change to the full extent of the rate shock.

Liquidity Risk
--------------

   Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $18.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $60.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $14.0 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition
-------------------

   Comparing the first quarter of 2002 to 2001, average deposits were up
$164.2 million, or 12.4%. These deposits were used to fund an increase in total average loan of $147.6 million and pay down average borrowings by $21.3 million. Average assets increased $167.1 million, or 8.3%, and average shareholders' equity increased $26.9 million, or 13.7%. Both the return on average assets and return of average equity increased in 2002 over 2001 to 1.23% and 12.6% respectively. The first quarter's performance pushed book value per share up 8.0% to $32.68 in 2002 from $30.26 in 2001.

   The purchase of Community Bank and Trust, N.A. was consummated on January 31, 2002. This acquisition is already benefiting the company. The average balance changes reported above include Community's $97.9 million of average loans, $134.9 million of average deposits, and $172.3 million of average total assets. It also contributed $121 thousand to net income for the quarter.

Capital Adequacy
----------------

   As of March 31, 2002, the Corporation's leverage ratio was 9.53% compared to 9.87% at December 31, 2001.

   At March 31, 2002, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 14.62% compared to 15.15% at December 31, 2001. These amounts exceed minimum regulatory capital requirements.

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


                                           FIRST FINANCIAL CORPORATION
                                           ---------------------------
                                                   (Registrant)


Date: May 10, 2002                         By /s/ Donald E. Smith
                                              ---------------------------------
                                           Donald E. Smith, Chairman



Date: May 10, 2002                         By /s/ Norman L. Lowery
                                              ---------------------------------
                                           Norman L. Lowery, Vice Chairman



Date: May 10, 2002                         By /s/ Michael A. Carty
                                              ---------------------------------
                                           Michael A. Carty, Treasurer