Form 10-Q
period 2002-06-30
FIRST FINANCIAL CORP /IN/
filed 2002-08-13
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   June 30, 2002
                    -------------

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

As of July 31, 2002 were outstanding 6,827,284 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial
Information
Page No.

     Item 1.   Financial Statements:

       Consolidated Statements of Condition.................................. 4

       Consolidated Statements of Income..................................... 5

       Consolidated Statements of Shareholders' Equity and
       Comprehensive Income.................................................. 6

       Consolidated Statements of Cash Flows................................. 8

       Notes to Consolidated Financial Statements............................ 9

     Item 2.   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..11

     Item 3.  Interest Rate Risk and Quantitative and Qualitative
                              Disclosures about Market Risk..................11

PART II.   Other Information:

     Signatures..............................................................15

     Certification of Financial Results......................................16

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)

                                                                    June 30,      December 31,
                                                                      2002           2001
                                                                      ----           ----
                                                                  (Unaudited)
               ASSETS
Cash and due from banks                                           $    76,575     $    68,205
Federal funds sold and short-term investments                           3,166          43,376
Securities, available-for-sale                                        529,543         463,509
Loans:
  Commercial, financial and agricultural                              327,925         302,496
  Real estate - construction                                           39,030          34,610
  Real estate - mortgage                                              792,798         757,345
  Installment                                                         272,685         249,710
  Lease financing                                                       4,428           5,023
                                                                  -----------     -----------
                                                                    1,436,866       1,349,184
Less:
    Unearned income                                                       704             723
    Allowance for loan losses                                          20,207          18,313
                                                                  -----------     -----------
                                                                    1,415,955       1,330,148
Accrued interest receivable                                            14,859          14,948
Premises and equipment, net                                            29,382          26,237
Bank-owned life insurance                                              49,134          47,756
Goodwill                                                                7,102           7,102
Other intangible assets                                                 4,620           3,767
Other assets                                                           39,207          36,857
                                                                  -----------     -----------
          TOTAL ASSETS                                            $ 2,169,543     $ 2,041,905
                                                                  ===========     ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                              $   174,995     $   163,985
 Interest-bearing:
      Certificates of deposit of $100 or more                         197,780         204,474
      Other interest-bearing deposits                               1,062,240         945,197
                                                                  -----------     -----------
                                                                    1,435,015       1,313,656
Short-term borrowings                                                  34,442          54,596
Other borrowings                                                      434,575         426,078
Other liabilities                                                      35,437          30,064
                                                                  -----------     -----------
          TOTAL LIABILITIES                                         1,939,469       1,824,394
                                                                  -----------     -----------

Shareholders' equity:
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-7,225,483
   Outstanding shares--6,827,284 in 2002 and 6,844,260 in 2001            903             903
 Additional capital                                                    66,680          66,680
 Retained earnings                                                    167,081         158,038
 Accumulated other comprehensive income                                12,575           8,299
Treasury shares, at cost - 398,199 in 2002 and 381,223 in 2001        (17,165)        (16,409)
                                                                  -----------     -----------

          TOTAL SHAREHOLDERS' EQUITY                                  230,074         217,511
                                                                  -----------     -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,169,543     $ 2,041,905
                                                                  ===========     ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2002         2001       2002       2001
                                                   ----         ----       ----       ----
                                                      (Unaudited)           (Unaudited)
INTEREST INCOME:
  Loans including related fees                    $ 26,888    $ 27,431   $ 53,423    $ 55,180
  Securities:
    Taxable                                          5,136       6,262     10,081      13,205
   Tax-exempt                                        1,872       2,078      3,924       4,148
  Other                                                944         709      1,717       1,415
                                                  --------    --------   --------    --------

   TOTAL INTEREST INCOME                            34,840      36,480     69,145      73,948

INTEREST EXPENSE:
Deposits                                             8,874      12,447     17,851      25,830
Short-term borrowings                                  198         702        448       1,378
Other borrowings                                     5,688       6,177     11,300      12,678
                                                  --------    --------   --------    --------
   TOTAL INTEREST EXPENSE                           14,760      19,326     29,599      39,886
                                                  --------    --------   --------    --------

   NET INTEREST INCOME                              20,080      17,154     39,546      34,062

   Provision for loan losses                         2,416       1,464      4,348       2,952
                                                  --------    --------   --------    --------

   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  17,664      15,690     35,198      31,110
                                                  --------    --------   --------    --------

NON-INTEREST INCOME:
   Trust department income                             866         948      1,708       1,834
   Service charges and fees on deposit accounts      1,461       1,426      2,967       2,634
   Other service charges and fees                    1,174       1,108      2,429       2,020
   Securities gains                                    (80)        172        (79)        172
   Insurance commissions                             1,520         140      2,844         285
   Gain on sales of mortgage loans                     724         506      1,290         734
   Other                                               620       1,066      1,299       1,554
                                                  --------    --------   --------    --------

TOTAL NON-INTEREST INCOME                            6,285       5,366     12,458       9,233
                                                  --------    --------   --------    --------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                    8,848       7,771     17,357      13,962
   Occupancy expense                                   870         901      1,809       1,772
   Equipment expense                                   895         790      1,747       1,742
   Printing and supplies expenses                      295         209        511         467
   Other                                             4,429       3,840      8,741       7,030
                                                  --------    --------   --------    --------

   TOTAL NON-INTEREST EXPENSE                       15,337      13,511     30,165      24,973
                                                  --------    --------   --------    --------

   INCOME BEFORE INCOME TAXES                        8,612       7,545     17,491      15,370

Provision for income taxes                           2,060       1,762      4,211       3,680
                                                  --------    --------   --------    --------

   NET INCOME                                     $  6,552    $  5,783   $ 13,280    $ 11,690
                                                  ========    ========   ========    ========

EARNINGS PER SHARE:
   Net Income                                     $   0.96    $   0.85   $   1.94    $   1.73
                                                  ========    ========   ========    ========


Weighted average number
of shares outstanding (in thousands)                 6,832       6,802      6,832       6,749
                                                  ========    ========   ========    ========

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                             June 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
                                    Common    Additional   Retained  Comprehensive Treasury
                                    Stock      Capital     Earnings     Income       Stock     Total

Balance, April 1, 2002              $    903    $ 66,680    $164,766   $  7,887   $(16,925)   $223,311

Comprehensive income:
     Net income                                                6,552                             6,552
     Change in net unrealized
     gains/(losses) on available
     for- sale securities,                                                4,688                  4,688
                                                                                              --------
       Total comprehensive income                                                               11,240

Cash dividends, $.62 per share                                (4,237)                           (4,237)
 Treasury stock purchase                                                              (240)       (240)
                                    --------    --------    --------   --------   --------    --------
Balance, June 30, 2002              $    903    $ 66,680    $167,081   $ 12,575   $(17,165)   $230,074
                                    ========    ========    ========   ========   ========    ========



Balance, April 1, 2001              $    903    $ 66,680    $147,560   $  9,315   $(21,913)   $202,545

Comprehensive income:
     Net income                                                5,783                             5,783
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                   (655)                  (655)
                                                                                               --------
       Total comprehensive income                                                                5,128

Cash dividends, $.56 per share                                (3,837)                           (3,837)
Issuance of treasury shares                                                          6,801       6,801
Treasury stock purchase                                                               (827)       (827)
                                    --------    --------    --------   --------   --------    --------
Balance, June 30, 2001              $    903    $ 66,680    $149,506   $  8,660   $(15,939)   $209,810
                                    ========    ========    ========   ========   ========    ========




See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                Six Months Ended
                             June 30, 2002, and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


                                                                        Accumulated
                                                                           Other
                                     Common     Additional    Retained Comprehensive  Treasury
                                      Stock      Capital      Earnings  Income/(Loss)   Stock        Total

Balance, January 1, 2002            $     903    $  66,680    $ 158,038   $   8,299   $ (16,409)   $ 217,511
Comprehensive income:
     Net income                                                  13,280                               13,280
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                      4,276                    4,276
                                                                                                   ---------
     Total comprehensive income                                                                       17,556
Cash dividends, $.62 per share                                   (4,237)                              (4,237)
Treasury stock purchase                                                                    (756)        (756)

                                    ---------    ---------    ---------   ---------   ---------    ---------
Balance, June 30, 2002              $     903    $  66,680    $ 167,081   $  12,575   $ (17,165)   $ 230,074
                                    =========    =========    =========   =========   =========    =========



Balance, January 1, 2001            $     903    $  66,680    $ 141,653   $   3,900   $ (21,913)   $ 191,223
Comprehensive income
     Net income                                                  11,690                               11,690
     Change in net unrealized
     gains/(losses) on available-
      for-sale securities                                                     4,760                    4,760
                                                                                                   ---------
       Total comprehensive income                                                                     16,450
Cash dividends, $.56 per share                                   (3,837)                              (3,837)
Issuance of treasury shares                                                               6,801        6,801
Treasury stock purchase                                                                    (827)        (827)

                                    ---------    ---------    ---------   ---------   ---------    ---------
Balance, June 30, 2001              $     903    $  66,680    $ 149,506   $   8,660   $  15,939    $ 209,810
                                    =========    =========    =========   =========   =========    =========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           2002           2001
                                                           ----           ----
                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                              $  13,280       $  11,690
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                  (765)         (1,055)
  Provision for loan losses                                 4,348           2,952
  Securities (gains)/losses                                    79            (172)
  Depreciation and amortization                             1,533           1,537
  Other, net                                               (1,635)         (1,572)
                                                        ---------       ---------
      NET CASH FROM OPERATING ACTIVITIES                   16,840          13,380
                                                        ---------       ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                     22,741               -
Maturities and principal reductions on
   available-for-sale securities                           95,353          70,682
Purchases of available-for-sale securities               (138,308)        (13,545)
Loans made to customers, net of repayments                  9,725         (21,112)
Net change in federal funds sold                           40,210           4,175
Purchase of First Community Financial Corp.                14,554               -
Purchase of Forrest Sherer                                      -          (1,699)
Additions to premises and equipment                          (944)         (1,753)
                                                        ---------       ---------
      NET CASH FROM INVESTING ACTIVITIES                   43,331          36,692
                                                        ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                    (25,277)        (54,088)
Net change in short-term borrowings                       (25,292)         66,323
Dividends paid                                             (3,973)         (3,747)
Purchase of treasury stock                                   (756)           (827)
Proceeds from other borrowings                             21,006          43,940
Repayments on other borrowings                            (17,509)       (109,217
                                                        ---------       ---------
     NET CASH FROM FINANCING ACTIVITIES                   (51,801)        (57,616)
                                                        ---------       ---------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                 8,370          (7,488)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         68,205          68,755
                                                        ---------       ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD            $  76,575       $  61,267
                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest            $  30,672       $  41,384
                                                        =========       =========

    Income taxes paid                                   $   3,330       $   3,842
                                                        =========       =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying June 30, 2002 and 2001 consolidated financial statements are unaudited. The December 31, 2001 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2001 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2001 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                              (000's)
                                                       June 30,     December 31,
                                                         2002           2001
                                                         -----          ----

Impaired loans with related allowance for loan losses
   calculated under SFAS No. 114....................... $5,071          $3,610

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

    The amortized cost and fair value of the Corporation's investments at June 30, 2002 are shown below. All securities are classified as available-for-sale.

                                                  (000's)             (000's)
                                              June 30, 2002        December 31, 2001
                                            Amortized    Fair     Amortized     Fair
                                               Cost     Value       Cost       Value
                                            --------   --------   --------   --------
United States Government and its agencies   $172,903   $177,445   $208,973   $213,731
Collateralized Mortgage Obligations           75,647     78,280      4,958      5,065
States and Municipal                         166,657    174,207    162,886    166,866
Corporate Obligations                         98,584     99,611     77,576     77,847
                                            --------   --------   --------   --------
                                            $513,791   $529,543   $454,393   $463,509
                                            ========   ========   ========   ========

4.  Short-Term Borrowings

     Period-end short-term borrowings were comprised of the following:

                                          (000's)
                                    June 30,  December 31,
                                      2002        2001
                                      ----        ----
Federal Funds Purchased             $15,950      $ 9,920
Repurchase Agreements                16,585       37,400
Note Payable - U.S. Government        1,907        7,276
                                    -------      -------
                                    $34,442      $54,596
                                    =======      =======

5. Other Borrowings

     Other borrowings at period-end are summarized as follows:

                                                                            (000's)
                                                                     June 30,   December 31,
                                                                       2002          2001
                                                                       ----          ----

FHLB Advances                                                        $407,975      $419,478
Note Payable to a Financial Institution                                20,000             -
City of Terre Haute, Indiana Economic Development Revenue bonds         6,600         6,600
                                                                     --------      --------
                                                                     $434,575      $426,078
                                                                     ========      ========

6.  Derivatives

     During 2000, the Corporation entered into an interest rate swap with a 24 month term and a notional principal balance of $10 million, under which the Corporation makes variable rate payments, based on LIBOR, and receives fixed rate payments. The interest rate swap was designated as a hedge against a similar maturity certificate of deposit promotion. At June 30, 2002, the interest rate swap contract has a fair value of $291 thousand, which is approximately the same amount as the fair value adjustment to the hedged certificates of deposit. The interest rate swap is included in other assets on the statement of condition. Net settlement income or expense is included in interest expense.

     During 2001, the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through June, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $48 thousand at June 30, 2002, and is included in other assets on the statement of condition.

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

     The following table presents proforma revenue, net income, and earnings per share determined as if the acquisitions had been consummated at January 1, 2001. Key assumptions include the add back of the amortization of the intangible assets of $218 thousand of FSI and CFC.

                                                    Six months ended June 30,
                                                         (000's omitted,
                                                      except per share data)
                                                         2002       2001
                                                         ----      -----
   Revenue                                             $82,463     $92,330
   Net income                                           12,324       9,608
   Earnings per share                                  $  1.80     $  1.42

8.  New Accounting Standards

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

     The Corporation adopted this standard on January 1, 2002 and ceased amortizing goodwill associated with the acquisitions of The Morris Plan Company of Terre Haute in 1998 and FSI in 2001. No additional goodwill has been recorded during 2002 and management does not believe any amount of the goodwill recorded by the Corporation is impaired. The $7.1 million of goodwill on the balance sheet is net of accumulated amortization of $737 thousand.

     Intangible assets at June 30, 2002, subject to amortization are as follows:


                                       (000's)
                                 Gross     Accumulated
                                 Amount    Amortization
                                 ------    ------------

Customer list intangible         $3,108      $  521
Core deposit intangible           1,199          42
Branch purchase intangibles         981         478
Non-compete agreements              500         127
                                 ------      ------
                                 $5,788      $1,168
                                 ======      ======

     Amortization expense for the second quarter of 2002 and year to-date was $189 thousand and $346 thousand respectively.

     Estimated amortization expense for the next five years is:

                                         (000's)
                                         -------
                                    2002        641
                                    2003        689
                                    2004        689
                                    2005        689
                                    2006        681

     If this standard had been in effect in 2001, net income for the three and six months ended June 30, 2001, would not have included goodwill amortization of $100 thousand, and $142 thousand and would have been $5.9 million and $11.8 million. Earnings per share would have been $0.86 and $1.75.


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


                          Summary of Operating Results


     Net income for the six months ended June 30, 2002 was $13.3 million, a 13.6% improvement from the $11.7 million in the same period in 2001. Basic earnings per share increased to $1.94 through the second quarter of 2002 compared to $1.73 for 2001, a 12.1% improvement.

     Quarterly results for the second period showed net income of $6.6 million, just shy of the quarterly earnings record of $6.7 million set in the first quarter of 2002. This represents a 13.3% increase over net income of $5.8 million in the second quarter of 2001. Compared to the same quarter last year, earnings per share increased 12.9% to $0.96 per share from $0.85 per share, and the net interest margin increased 9.1% to 4.07% from 3.73%. The return on average assets increased to 1.2%, a 4.4% improvement in 2002 over 2001.

     The primary components of income and expense affecting net income are discussed in the following analysis.


Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $39.5 million in the first six months of 2002 from $34.1 million in the same period of 2001, a 16.1%, or $5.5 million increase. This was the result of an increase of $177.4 million in average interest earning assets and an improved net interest margin for 2002. The net interest margin increased from 3.9% in 2001 to 4.1% in 2002, a 4.6% increase driven by a greater decline in the average cost of funds than in the yield on earning assets.


Non-Interest Income

     Non-interest income increased $3.2 million, or 34.9%, over 2001, which was driven by increases in fee-based income, higher gains from the sales of mortgage loans and insurance commission income related to the recent acquisition of Forrest Sherer, Inc. in May 2001.


Non-Interest Expenses

     Non-interest expenses increased $5.2 million, or 20.8%, due mainly to added costs, primarily personnel costs, associated with the recent acquisitions, as well as increases in employee salaries and fringe benefit programs.


Allowance for Loan Losses

     The Corporation's provision for loan losses increased to $4.3 million for the first six months of 2002 compared to $3.0 million in the same period of 2001. At June 30, 2002, the allowance for loan losses was 1.41% of net loans, an increase from 1.36% at December 31, 2001. Net chargeoffs for the first six months of 2002 were $4.2 million compared to $4.5 million for the same period of 2001. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $20.2 million at June 30, 2002 is adequate.


Nonperforming Loans and Leases

     Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at June 30, 2002 and December 31, 2001 follows:


                                                                    (000's)
                                                        June 30, 2002   December 31, 2001
                                                        -------------   -----------------
Nonaccrual loans and leases                                 $12,605           $ 8,854
Renegotiated loans and leases                                   508               590
Ninety days past due loans and leases                         4,115             4,925
                                                            -------           -------
   Total nonperforming loans and leases                     $17,228           $14,369
                                                            =======           =======

Ratio of the allowance for loan losses
 as a percentage of nonperforming loans and leases              117%              127%


     The following loan categories comprise significant components of the nonperforming loans at June 30, 2002 and December 31, 2001.

                                               (000's)
                                    June 30, 2002   December 31, 2001
                                    -------------   -----------------
Non-Accrual Loans:
      1-4 family residential           $ 1,918          $ 3,033
      Commercial loans                   9,396            4,406
      Installment loans                  1,291            1,415
      Other, various                         -                -
                                       -------          -------
                                       $12,605          $ 8,854
                                       =======          =======

Past due 90 days or more:
       1-4 family residential          $ 2,318          $ 1,587
       Commercial loans                  1,078            2,177
       Installment loans                   719            1,161
       Other, various                        -                -
                                       -------          -------
                                       $ 4,115          $ 4,925
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

     As outlined in Note 6, the Corporation makes limited use of derivatives to facilitate its interest rate risk management activities. At June 30, 2002, derivatives include a $10 million interest rate swap directly related to a certificate of deposit special and a $50 million interest rate cap designed to help protect net interest income should rates rise significantly in the near term. The Corporation currently does not invest in derivative products for short-term gain, nor is engaged in securities trading activity. The Corporation invests in assets whose value is derived from an underlying asset. These assets include government agency issued mortgage-backed securities. The performance of these assets in changing rate environments and the impact of derivatives are included in the following table.

     The table below shows the Corporation's estimated earnings sensitivity profile as of June 30, 2002. Given a 100 basis point increase in rates, net interest income would increase 3.19% over the next 12 months and increase 6.79% over the second 12 month period. A 100 basis point decrease would result in a 1.89% decrease in net interest income over the next 12 months and a 6.11% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.



                                 Percentage Change in Net Interest Income
Basis Point                      ----------------------------------------
Interest Rate Change             12 months     24 months      36 months
-------------------------------------------------------------------------
Down 300                          -11.71         -25.42         -34.75
Down 200                           -6.20         -15.01         -21.15
Down 100                           -1.89          -6.11          -9.13
Up 100                              3.19           6.79           9.55
Up 200                              6.49          13.37          18.60
Up 300                              8.53          18.41          26.23


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

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $16.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $38.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $9.5 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing 2002 to 2001, year-to-date average deposits were up $176.7 million, or 13.6%. These deposits were used to fund an increase in total average loans of $138.8 million, or 10.6%, and pay down average borrowings by $27.6 million. Average assets increased $182.9 million, or 9.0%, and average shareholders' equity increased $30.9 million, or 14.9%. Book value per share increased 10.1% to $33.70 in 2002 from $30.60 in 2001.

     The purchase of Community Bank and Trust, N.A was consummated on January 31, 2002. The average balances reported above include Community's $96.5 million of average loans, $132.5 million of average deposits, and $165.0 million of average total assets.

Capital Adequacy

     As of June 30, 2002, the Corporation's leverage ratio was 9.52% compared to 9.87% at December 31, 2001.

     At June 30, 2002, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 14.48% compared to 15.15% at December 31, 2001. These amounts exceed minimum regulatory capital requirements.

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


                                                FIRST FINANCIAL CORPORATION
                                                ---------------------------
                                                (Registrant)




Date: August 9, 2002                            By /s/ Donald E. Smith
                                                   --------------------
                                                   Donald E. Smith, Chairman



Date: August 9, 2002                            By /s/ Norman L. Lowery
                                                   --------------------
                                                   Norman L. Lowery,
                                                   Vice Chairman



Date: August 9, 2002
                                                By /s/ Michael A. Carty
                                                   --------------------
                                                   Michael A. Carty, Treasurer

                           FIRST FINANCIAL CORPORATION
                           PART II. OTHER INFORMATION
                                    FORM 10-Q
                       CERTIFICATION OF FINANCIAL RESULTS




We, Donald E. Smith, Chairman and CEO, and Michael A. Carty, Chief Financial Officer, of First Financial Corp., hereby certify the following:

     - This Form 10-Q fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and,

     - The information contained in the report fairly presents, in all material respects, the financial position and results of operations of First Financial Corp. as of and for the periods presented.





August 9, 2002                                         By /s/ Donald E. Smith
                                                          ----------------------
                                                          Donald E. Smith,
                                                          Chairman



August 9, 2002                                         By /s/ Michael A. Carty
                                                          ----------------------
                                                          Michael A. Carty,
                                                          Treasurer & CFO