Form 10-Q
period 2002-09-30
FIRST FINANCIAL CORP /IN/
filed 2002-11-15
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September 30, 2002
                    ------------------
Commission File Number 0-16759
                       -------

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

As of November 8, 2002 there were outstanding 6,822,284 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information                                                                        Page No.
                                                                                                      --------

     Item 1.   Financial Statements:

       Consolidated Statements of Condition................................................................3

       Consolidated Statements of Income...................................................................4

       Consolidated Statements of Shareholders' Equity and Comprehensive Income............................5

       Consolidated Statements of Cash Flows...............................................................7

       Notes to Consolidated Financial Statements..........................................................8

     Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........................................10

     Item 3.  Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk...........12

     Item 4.  Controls and Procedures.....................................................................13

PART II.   Other Information:

     Item 5. Other Information............................................................................14

     Item 6. Exhibits and Reports on FORM 8-K.............................................................14

     Signatures...........................................................................................15

     Certification of Financial Results...................................................................16

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
               (Dollar amounts in thousands, except per share data)


                                                                            September 30,    December 31,
                                                                                2002             2001
                                                                                ----             ----
                                                                            (Unaudited)
               ASSETS
Cash and due from banks                                                     $72,727             $68,205
Federal funds sold and short-term investments                                 5,483              43,376
Securities, available-for-sale                                              531,449             463,509
Loans:
  Commercial, financial and agricultural                                    325,825             302,496
  Real estate - construction                                                 45,737              34,610
  Real estate - mortgage                                                    779,494             757,345
  Installment                                                               272,958             249,710
  Lease financing                                                             3,627               5,023
                                                                              -----               -----
                                                                          1,427,641           1,349,184
Less:
    Unearned income                                                             678                 723
    Allowance for loan losses                                                20,870              18,313
                                                                             ------              ------
                                                                          1,406,093           1,330,148
Accrued interest receivable                                                  14,181              14,948
Premises and equipment, net                                                  29,524              26,237
Bank-owned life insurance                                                    49,823              47,756
Goodwill                                                                      7,102               7,102
Other intangible assets                                                       4,414               3,767
Other real estate owned                                                       5,006               3,499
Other assets                                                                 34,338              33,358
                                                                             ------              ------
          TOTAL ASSETS                                                   $2,160,140          $2,041,905
                                                                          =========           =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                       $150,005            $163,985
 Interest-bearing:
      Certificates of deposit of $100 or more                               201,130             204,474
      Other interest-bearing deposits                                     1,088,328             945,197
                                                                          ---------             -------
                                                                          1,439,463           1,313,656
Short-term borrowings                                                        25,259              54,596
Other borrowings                                                            423,324             426,078
Other liabilities                                                            33,326              30,064
                                                                             ------              ------
          TOTAL LIABILITIES                                               1,921,372           1,824,394
                                                                          ---------           ---------

Shareholders' equity:
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-7,225,483
   Outstanding shares--6,822,284 in 2002 and 6,844,260 in 2001                  903                 903
 Additional capital                                                          66,680              66,680
 Retained earnings                                                          173,252             158,038
 Accumulated other comprehensive income                                      15,343               8,299
Treasury shares, at cost - 398,199 in 2002 and 381,223 in 2001              (17,410)            (16,409)
                                                                             ------             --------

          TOTAL SHAREHOLDERS' EQUITY                                        238,768             217,511
                                                                            -------             -------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $2,160,140          $2,041,905
                                                                         ==========          ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (Dollar amounts in thousands, except per share data)


                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                            2001           2002           2002            2001
                                                                            ----           ----           ----            ----
                                                                               (Unaudited)                    (Unaudited)

INTEREST INCOME:
  Loans including related fees                                         $  26,314      $  27,224      $  79,737       $  82,404
  Securities:
    Taxable                                                                4,471          6,037         14,552          19,242
   Tax-exempt                                                              2,307          2,075          6,231           6,223
  Other                                                                      743            712          2,460           2,127
                                                                       ---------      ---------      ---------       ---------
   TOTAL INTEREST INCOME                                                  33,835         36,048        102,980         109,996
                                                                       ---------      ---------      ---------       ---------

INTEREST EXPENSE:
Deposits                                                                   8,631         11,472         26,482          37,302
Short-term borrowings                                                        127            753            575           2,131
Other borrowings                                                           5,784          5,914         17,084          18,592
                                                                       ---------      ---------      ---------       ---------
   TOTAL INTEREST EXPENSE                                                 14,542         18,139         44,141          58,025
                                                                       ---------      ---------      ---------       ---------

   NET INTEREST INCOME                                                    19,293         17,909         58,839          51,971

   Provision for loan losses                                               2,273          1,512          6,621           4,464
                                                                       ---------      ---------      ---------       ---------

   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                        17,020         16,397         52,218          47,507

NON-INTEREST INCOME:
   Trust department income                                                   864            887          2,572           2,721
   Service charges and fees on deposit accounts                            1,590          1,384          4,557           4,018
   Other service charges and fees                                          1,412          1,172          3,841           3,192
   Securities gains                                                            -              -            (79)            172
   Insurance commissions                                                   1,739          1,394          4,583           2,167
   Gain on sales of mortgage loans                                         1,003            618          2,293           1,352
   Other                                                                     831            407          2,130           1,473
                                                                       ---------      ---------      ---------       ---------

TOTAL NON-INTEREST INCOME                                                  7,439          5,862         19,897          15,095
                                                                       ---------      ---------      ---------       ---------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                          9,466          7,881         26,823          21,843
   Occupancy expense                                                         882            920          2,691           2,692
   Equipment expense                                                         620            849          2,367           2,591
   Printing and supplies expenses                                            768            141          1,279             608
   Other                                                                   4,700          3,907         13,441          10,937
                                                                       ---------      ---------      ---------       ---------

   TOTAL NON-INTEREST EXPENSE                                             16,436         13,698         46,601          38,671
                                                                       ---------      ---------      ---------       ---------

   INCOME BEFORE INCOME TAXES                                              8,023          8,561         25,514          23,931

Provision for income taxes                                                 1,852          2,268          6,063           5,948
                                                                       ---------      ---------      ---------       ---------

   NET INCOME                                                          $   6,171      $   6,293      $  19,451       $  17,983
                                                                       =========      =========      =========       =========

EARNINGS PER SHARE:
   Net Income                                                          $    0.90      $    0.92      $    2.85       $    2.63
                                                                       =========      =========      =========       =========

Weighted average number of shares outstanding (in thousands)               6,825          6,855          6,830           6,829
                                                                       =========      =========      =========       =========

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                           September 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)



                                                                                  Accumulated
                                                                                     Other
                                         Common     Additional        Retained   Comprehensive   Treasury
                                          Stock      Capital          Earnings       Income      Stock          Total

Balance, July 1, 2002                  $    903       $ 66,680       $167,081      $ 12,575      $(17,165)      $230,074

Comprehensive income:
     Net income                                                         6,171                                     6,171
     Change in net unrealized
     gains/(losses) on available-
     for- sale securities,                                                            2,768                       2,768
                                                                                                                  -----
       Total comprehensive income                                                                                 8,939

Treasury stock purchase                                                                              (245)          (245)
                                       --------       --------       --------      --------      --------       --------
Balance, September 30, 2002            $    903       $ 66,680       $173,252      $ 15,343      $(17,410)      $238,768
                                       ========       ========       ========      ========      ========       ========



Balance, July 1, 2001                  $    903       $ 66,680       $149,504      $  8,660      $(15,939)      $209,808

Comprehensive income:
     Net income                                                         6,293                                      6,293
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                              3,596                        3,596
                                                                                                                   -----
       Total comprehensive income                                                                                  9,889

Treasury stock purchase                                                                              (240)          (240)
                                       --------       --------       --------      --------      --------       --------
Balance, September 30, 2001            $    903       $ 66,680       $155,797      $ 12,256      $(16,179)      $219,457
                                       ========       ========       ========      ========      ========       ========




See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                Nine Months Ended
                          September 30, 2002, and 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)



                                                                                     Accumulated
                                                                                        Other
                                             Common      Additional      Retained    Comprehensive    Treasury
                                              Stock        Capital       Earnings    Income/(Loss)     Stock          Total

                >
Balance, January 1, 2002                   $    903       $ 66,680       $158,038      $  8,299      $(16,409)      $217,511
Comprehensive income:
     Net income                                                            19,451                                     19,451
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                  7,044                        7,044
                                                                                                                       -----
     Total comprehensive income                                                                                       26,495
Cash dividends, $.62 per share                                           (4,237)                                      (4,237)
Treasury stock purchase                                                                                 (1,001)       (1,001)
                                           --------       --------       --------      --------      --------       --------
Balance, September 30, 2002                $    903       $ 66,680       $173,252      $ 15,343      $(17,410)      $238,768
                                           ========       ========       ========      ========      ========       ========



Balance, January 1, 2001                   $    903       $ 66,680       $141,653      $  3,900      $(21,913)      $191,223
Comprehensive income
     Net income                                                            17,983                                     17,983
     Change in net unrealized
     gains/(losses) on available-for-
      sale securities                                                                    8,356                         8,356
                                                                                                                       -----
       Total comprehensive income                                                                                     26,339
Cash dividends, $.56 per share                                            (3,839)                                     (3,839)
Issuance of treasury shares                                                                             6,801          6,801
Treasury stock purchase                                                                                (1,067)        (1,067)

                                           --------       --------       --------      --------      --------       --------
Balance, September 30, 2001                $    903       $ 66,680       $155,797      $ 12,256      $(16,179)      $219,457
                                           ========       ========       ========      ========      ========       ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)



                                                                              Nine Months Ended
                                                                                September 30,
                                                                             2002            2001
                                                                             ----            ----
                                                                                 (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                $  19,451       $  17,983
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                                  (1,133)         (1,558)
  Provision for loan losses                                                   6,621           4,464
  Securities (gains)/losses                                                      79            (172)
  Depreciation and amortization                                               2,137           2,508
  Other, net                                                                  1,509           2,427
                                                                          ---------       ---------
      NET CASH FROM OPERATING ACTIVITIES                                     28,664          25,652
                                                                          ---------       ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                                       22,741               -
Maturities and principal reductions on available-for-sale securities        125,663          84,854
Purchases of available-for-sale securities                                 (165,556)        (24,045)
Loans made to customers, net of repayments                                   14,316         (43,267)
Net change in federal funds sold                                             37,893           2,675
Purchase of First Community Financial Corp.                                  14,554               -
Purchase of Forrest Sherer                                                        -          (1,699)
Additions to premises and equipment                                          (1,484)         (1,967)
                                                                          ---------       ---------
      NET CASH FROM INVESTING ACTIVITIES                                     48,127          16,551
                                                                          ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                      (20,829)        (70,772)
Net change in short-term borrowings                                         (34,475)         66,401
Dividends paid                                                               (8,210)         (7,586)
Purchase of treasury stock                                                   (1,001)         (1,067)
Proceeds from other borrowings                                               21,006          78,923
Repayments on other borrowings                                              (28,760)       (136,785)
                                                                          ---------       ---------
     NET CASH FROM FINANCING ACTIVITIES                                     (72,269)        (70,886)
                                                                          ---------       ---------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                   4,522         (28,683)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           68,205          68,755
                                                                          ---------       ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  72,727       $  40,072
                                                                          =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                              $  45,527       $  59,659
                                                                          =========       =========

    Income taxes paid                                                     $   8,547       $   4,851
                                                                          =========       =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying September 30, 2002 and 2001 consolidated financial statements are unaudited. The December 31, 2001 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2001 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2001 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:


                                                                                                        (000's)

                                                                                            September 30,       December 31,
                                                                                                2002                 2001
                                                                                                -----                ----

Impaired loans with related allowance for loan losses calculated under
 SFAS No. 114....................................................................................$3,402            $3,610

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.   Securities
     The amortized cost and fair value of the Corporation's investments at September 30, 2002 are shown below. All securities are classified as available-for-sale.

                                                          (000's)                              (000's)
                                                   September 30, 2002                     December 31, 2001
                                                Amortized Cost    Fair Value      Amortized Cost     Fair Value
                                                --------------    ----------      --------------     ----------


United States Government and its agencies          $179,613        $184,409         $208,973          $213,731
Collateralized Mortgage Obligations                  66,647          70,064            4,958             5,065
States and Municipal                                165,040         175,821          162,886           166,866
Corporate Obligations                                99,328         100,155           77,576            77,847
                                                     ------         -------           ------            ------
                                                   $510,628        $531,449         $454,393          $463,509
                                                   ========        ========         ========          ========

4.  Short-Term Borrowings
     Period-end short-term borrowings were comprised of the following:

                                                                                      (000's)
                                                                            September 30,   December 31,
                                                                                  2002          2001
                                                                                  ----          ----

Federal Funds Purchased                                                          $5,760        $9,920
Repurchase Agreements                                                            14,732        37,400
Note Payable - U.S. Government                                                    4,767         7,276
                                                                                  -----         -----
                                                                                $25,259       $54,596
                                                                                =======       =======

5.   Other Borrowings
     Other borrowings at period-end are summarized as follows:



                                                                                           (000's)
                                                                                 September 30,   December 31,
                                                                                      2002           2001
                                                                                      ----           ----

FHLB Advances                                                                       $397,224       $419,478
Note Payable to a Financial Institution                                               19,500              -
City of Terre Haute, Indiana Economic Development Revenue bonds                        6,600          6,600
                                                                                       -----          -----
                                                                                    $423,324       $426,078
                                                                                    ========        =======

6.   Derivatives

     During 2001, the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3 month LIBOR over 6.00%. The cap has a 36 month term which runs through June, 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $7 thousand at September 30, 2002, and is included in other assets on the statement of condition.

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

     The following table presents proforma revenue, net income, and earnings per share determined as if the acquisitions had been consummated at January 1, 2001. Key assumptions include the add back of the amortization of the intangible assets of $230 thousand of FSI and CFC.


                                                                                   Nine months ended September 30,
                                                                                          (000's omitted,
                                                                                        except per share data)

                                                                                          2002          2001
                                                                                          ----          ----

Revenue                                                                                 $123,737      $137,716
Net income                                                                                18,589        16,120
Earnings per share                                                                      $   2.72      $   2.36

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

     Intangible assets at September 30, 2002, subject to amortization are as follows:


                                                        (000's)
                                                                Accumulated
                                             Gross Amount      Amortization
                                             ------------      ------------

Customer list intangible                        $3,108          $  625
Core deposit intangible                          1,165              67
Branch purchase intangibles                        981             496
Non-compete agreements                             500             152
                                                   ---             ---
                                                $5,754          $1,340
                                                ======          ======

     Amortization expense for the second quarter of 2002 and year to-date was $172 thousand and $519 thousand respectively.

     Estimated amortization expense for the next five years is:

                                        (000's)
                                    2002        691
                                    2003        689
                                    2004        689
                                    2005        689
                                    2006        681

     If this standard had been in effect in 2001, net income for the three and nine months ended September 30, 2001, would not have included goodwill amortization of $100 thousand and $270 thousand and would have been $5.9 million and $18.3 million. Earnings per share would have been $0.86 and $2.67.

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

                          Summary of Operating Results


     Net income for the nine months ended September 30, 2002 was $19.5 million, an 8.2% improvement from the $18.0 million in the same period in 2001. Basic earnings per share increased to $2.85 through the third quarter of 2002 compared to $2.63 for 2001, an 8.4% improvement.

     Third quarter net income was $6.2 million, a 1.9% decrease from net income of $6.3 million in the third quarter of 2001. Compared to the same quarter last year, earnings per share decreased 2.2% to $0.90 per share from $0.92 per share, and the net interest margin increased 1.5% to 4.11% from 4.05%.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $58.8 million in the first nine months of 2002 from $52.0 million in the same period of 2001, a 13.2%, or $6.9 million increase. This was the result of an increase of $161.4 million in average interest earning assets and an improved net interest margin for 2002. The net interest margin increased from 3.9% in 2001 to 4.1% in 2002, a 3.5% increase driven by a greater decline in the average cost of funds than in the yield on earning assets.


Non-Interest Income

     Non-interest income increased $4.8 million, or 31.8%, over 2001, which was driven by increases in fee-based income, higher gains from the sales of mortgage loans and insurance commission income related to the recent acquisition of Forrest Sherer, Inc. in May 2001.


Non-Interest Expenses

     Non-interest expenses increased $7.9 million, or 20.5%, due mainly to added costs, primarily personnel costs, associated with the recent acquisitions, as well as increases in employee salaries and fringe benefit programs.


Allowance for Loan Losses

     The Corporation's provision for loan losses increased to $6.6 million for the first nine months of 2002 compared to $4.5 million in the same period of 2001. At September 30, 2002, the allowance for loan losses was 1.46% of net loans, an increase from 1.36% at December 31, 2001. Net chargeoffs for the first nine months of 2002 were $5.8 million compared to $6.0 million for the same period of 2001. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $20.9 million at September 30, 2002 is adequate.


Nonperforming Loans and Leases

     Nonperforming loans and leases consist of (1) nonaccrual loans and leases on which the ultimate collectability of the full amount of interest is uncertain, (2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans and leases past due ninety days or more as to principal or interest. A summary of nonperforming loans and leases at September 30, 2002 and December 31, 2001 follows:


                                                                                (000's)
                                                                 September 30, 2002    December 31, 2001
                                                                 ------------------    -----------------

Nonaccrual loans and leases                                             $9,945             $8,854
Renegotiated loans and leases                                              574                590
Ninety days past due loans and leases                                    3,975              4,925
                                                                         -----              -----
   Total nonperforming loans and leases                                $14,494            $14,369
                                                                       =======            =======

Ratio of the allowance for loan losses
as a percentage of nonperforming loans and leases                         144%               127%

     The following loan categories comprise significant components of the nonperforming loans at September 30, 2002 and December 31, 2001.


                                                                      (000's)
                                                   September 30, 2002          December 31, 2001
                                                   ------------------          -----------------
Non-Accrual Loans:
      1-4 family residential                              $2,010                   $3,033
      Commercial loans                                     6,336                    4,406
      Installment loans                                    1,599                    1,415
      Other, various                                           -                        -
                                                           -----                    -----
                                                          $9,945                   $8,854
                                                          ======                   ======

Past due 90 days or more:
       1-4 family residential                             $1,821                   $1,587
       Commercial loans                                    1,201                    2,177
       Installment loans                                     953                    1,161
       Other, various                                          -                        -
                                                           -----                    -----
                                                          $3,975                   $4,925
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

     The table below shows the Corporation's estimated earnings sensitivity profile as of September 30, 2002. Given a 100 basis point increase in rates, net interest income would increase 1.78% over the next 12 months and increase 7.02% over the second 12 month period. A 100 basis point decrease would result in a 1.79% decrease in net interest income over the next 12 months and a 6.79% decrease over the second 12 month period. These estimates assume all rates changed overnight and management took no action as a result of this change.



    Basis Point                                  Percentage Change in Net Interest Income
                                                 ----------------------------------------
    Interest Rate Change                           12 months     24 months      36 months
    -------------------------------------------------------------------------------------
    Down 300                                         -9.71        -23.46         -29.74
    Down 200                                         -5.46        -15.00         -19.12
    Down 100                                         -2.87         -7.67          -9.65
    Up 100                                            2.96          8.03          10.31
    Up 200                                            6.55         17.28          21.89
    Up 300                                            9.86         25.12          31.99


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

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $15.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $59.8 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $19.8 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing 2002 to 2001, year-to-date average deposits were up $180.1 million, or 13.9%. These deposits were used to fund an increase in total average loans of $125.5 million, or 9.6%, and pay down average borrowings by $36.9 million. Average assets increased $175.7 million, or 8.6%, and average shareholders' equity increased $27.3 million, or 13.0%. Book value per share increased 9.2% to $35.00 in 2002 from $32.04 in 2001.

     The purchase of Community Bank and Trust, N.A was consummated on January 31, 2002. The average balances reported above include Community's $94.5 million of average loans, $130.3 million of average deposits, and $161.2 million of average total assets.

Capital Adequacy

     As of September 30, 2002, the Corporation's leverage ratio was 10.45% compared to 9.87% at December 31, 2001.

     At September 30, 2002, the Corporation's total risk-based capital ratio, which includes Tier II capital, was 15.80% compared to 15.15% at December 31, 2001. These amounts exceed minimum regulatory capital requirements.

ITEM 4. Controls and Procedures

(a) Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of First Financial Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective.

(b) Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in First Financial Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q



Item 5  Other Information

     At the October 15, 2002 board meeting, Norman L. Lowery was named by the Board of Directors as the Chief Executive Officer of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits

           3 (i) Articles of Incorporation of First Financial Corporation

         3(ii) By-laws of First Financial Corporation

         10.1 Deferred Compensation Agreement and Split Dollar Insurance Agreement for Donald E. Smith

         10.2 Employment Agreement for Norman L. Lowery

         10.3 2001 Long-Term Incentive Plan of the Corporation

         99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

     (b) No reports on Form 8-K were filed during the quarter of the fiscal year for which this report is filed.

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


                                              FIRST FINANCIAL CORPORATION
                                              ---------------------------
                                                     (Registrant)




Date: November 14, 2002                        By /s/ Donald E. Smith
                                                 -------------------------
                                               Donald E. Smith, Chairman



Date: November 14, 2002                        By /s/ Norman L. Lowery
                                                 -------------------------
                                               Norman L. Lowery, Vice Chairman



Date: November 14, 2002                        By /s/ Michael A. Carty
                                                 -------------------------
                                               Michael A. Carty, Treasurer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER



I, Norman L. Lowery, certify that:


1) I have reviewed this quarterly report on Form 10-Q of First Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     November 14, 2002


Signed: /s/ Norman L. Lowery
      -------------------------
      Norman L. Lowery,
      Vice Chairman and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER



I, Michael A. Carty, certify that:


1) I have reviewed this quarterly report on Form 10-Q of First Financial Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002


Signed:  /s/ Michael A. Carty
       ------------------------
       Michael A. Carty,
       Treasurer and CFO