Form 10-K
period 2002-12-31
FIRST FINANCIAL CORP /IN/
filed 2003-03-31
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission file number
    December 31, 2002                                          0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        INDIANA                                          35-1546989
(State of Incorporation)                    (I.R.S. Employer Identification No.)

        One First Financial Plaza                            47807
            Terre Haute, IN
(Address of principal executive offices)                   (Zip Code)

                  Registrant's telephone number: (812) 238-6000

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
   ---------------------------       -----------------------------------------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes X   No
                                          ---    ---

    As of June 30, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $321,713,799. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

         Shares of Common Stock outstanding as of January 31, 2003--6,809,085 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting to be held April 16, 2003 are incorporated by reference into Part III.

                        FORM 10-K CROSS-REFERENCE INDEX

                                                                            PAGE
PART I

       Item 1     Business ................................................    2

       Item 2     Properties ..............................................    2

       Item 3     Legal Proceedings .......................................    2

       Item 4     Submission of Matters to a Vote of Security Holders .....    2

PART II

       Item 5     Market for Registrant's Common Stock and Related
                  Stockholder Matters .....................................    3

       Item 6     Selected Financial Data .................................    3

       Item 7     Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations ....................    3

       Item 7A    Quantitative and Qualitative Disclosures about Market
                  Risk ....................................................    3

       Item 8     Financial Statements and Supplementary Data .............    3

       Item 9     Changes in and Disagreement with Accountants
                  on Accounting and Financial Disclosures .................    3

PART III

       Item 10    Directors and Executive Officers of Registrant ..........    3

       Item 11    Executive Compensation ..................................    3

       Item 12    Security Ownership of Certain Beneficial
                  Owners and Management ...................................    3

       Item 13    Certain Relationships and Related Transactions ..........    4

PART IV

       Item 14    Controls and Procedures .................................    4

       Item 15    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K  .................................... 4, 5

                  Signatures ..............................................    5

                  CEO and CFO Certifications .............................. 6, 7

                  Subsidiaries of the Registrant ..................   Exhibit 21

                                     PART I

ITEM 1.  BUSINESS

    First Financial Corporation (the Corporation) became a multi-bank holding company in 1984 and a financial services holding company in 2001. For more information on the Corporation's business, please refer to the following sections of the 2002 Annual Report to Shareholders:

    1. Description of services, affiliations, number of employees, and competition, on page 30.
    2.  Information regarding supervision of the Corporation, on page 14.
    3.  Details regarding competition, on page 30.

ITEM 2. PROPERTIES
     First Financial Corporation is located in a four-story office building in downtown Terre Haute that was occupied in June 1988. It is leased to Terre Haute First National Bank, a wholly-owned subsidiary (the Bank). The Bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee four other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are June 30, 2012, February 14, 2011, May 31, 2011, September 1, 2006, June 30, 2004 and December 31, 2003.

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

    The facility of the Corporation's subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is August 31, 2008.

    Facilities of the Corporation's subsidiary, Forrest Sherer, Inc., include its main office and one satellite office in Terre Haute, Indiana. The buildings are held in fee by Forrest Sherer, Inc.

    Facilities of the Corporation's subsidiary, First Community Bank, N.A., include its main office in Olney, Illinois, and five branch facilities in Olney, Lawrenceville, Fairfield, Newton and Charleston, Illinois. All of the buildings are held in fee by First Community Bank, N.A., except the Olney branch, which is leased. The expiration date on the lease is March 1, 2005.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings which involve the Corporation or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    See "Market and Dividend information" on page 41 of the 2002 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

    See "Five Year Comparison of Selected Financial Data" on page 9 of the 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    See "Management's Discussion and Analysis" on pages 30 through 39 of the 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 38 and 39 of the 2002 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See "Consolidated Balance Sheets" on page 10, "Consolidated Statements of Income" on page 11, "Consolidated Statements of Changes in Shareholders Equity" on page 12, "Consolidated Statements of Cash Flows" on page 13, and "Notes to Consolidated Financial Statements" on pages 14-28. "Responsibility for Financial Statements" and "Report of Independent Auditors" can be found on page 29.

Statistical disclosure by Bank Holding Company include the following information:

    1.  "Volume/Rate Analysis," on page 32.
    2.  "Loan Portfolio," on page 34.
    3.  "Allowance for Loan Losses," on page 35.
    4.  "Under-Performing Loans," on page 36.
    5.  "Deposits," on page 37.
    6.  "Short-Term Borrowings," on page 37.
    7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    See "Nominees for Terms to Expire in 2006," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 10 of the Annual Proxy Statement of First Financial Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

    See "Compensation of Directors" on page 3, "Compensation of Officers" on pages 3 through 5, and "Employment Contracts" and "Comparative Performance Graph" on pages 7 and 8 of the Annual Proxy Statement of First Financial Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See "Nominees for Terms to Expire in 2006," "Other Executive Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3 and 10 and "Principal Shareholders and Security Ownership of Management" on page 9 of the Annual Proxy Statement of First Financial Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Certain Relationships" on page 3, and "Transactions with Management" on page 8 of the Annual Proxy Statement of First Financial Corporation.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in alerting them in a timely way to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

    We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the company, have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

    The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the Annual Report of First Financial Corporation attached:

             Consolidated Balance Sheets--December 31, 2002 and 2001

             Consolidated Statements of Income--Years ended December 31, 2002, 2001, and 2000

             Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 2002, 2001, and 2000

             Consolidated Statements of Cash Flows--Years ended
             December 31, 2002, 2001, and 2000 Notes to Consolidated Financial Statements

        (2)  Schedules to the Consolidated Financial Statements required by
             Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

        (3)  Listing of Exhibits:

                    Exhibit Number                             Description
                    -------------                              -----------
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

                                                  First Financial Corporation


                                                  /s/ Michael A. Carty
                                                  ------------------------------
                                                  Michael A. Carty, Treasurer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

                                                  Date: February 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                     DATE
----                                                     ----

/s/ Donald E. Smith                                      February 18, 2003
-----------------------------------------
Donald E. Smith, President & Director
(Principal Executive Officer)


/s/ Walter A. Bledsoe                                    February 18, 2003
-----------------------------------------
Walter A. Bledsoe, Director


/s/ B. Guille Cox, Jr.                                   February 18, 2003
-----------------------------------------
B. Guille Cox, Jr., Director


/s/ Thomas T. Dinkel                                     February 18, 2003
-----------------------------------------
Thomas T. Dinkel, Director

                                                         February 18, 2003
-----------------------------------------
Anton H. George, Director

                                                         February 18, 2003
-----------------------------------------
Mari H. George, Director


/s/ Gregory L. Gibson                                    February 18, 2003
-----------------------------------------
Gregory L. Gibson, Director


/s/ Norman L. Lowery                                     February 18, 2003
-----------------------------------------
Norman L. Lowery, Director


/s/ William A. Niemeyer                                  February 18, 2003
-----------------------------------------
William A. Niemeyer, Director


/s/ Patrick O'Leary                                      February 18, 2003
-----------------------------------------
Patrick O'Leary, Director


-----------------------------------------                February 18, 2003
Chapman J. Root II, Director


/s/ Virginia L. Smith                                    February 18, 2003
-----------------------------------------
Virginia L. Smith, Director

CEO AND CFO CERTIFICATIONS

I, Norman L. Lowery, certify that:

1) I have reviewed this annual report on Form 10-K of First Financial
Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Norman L. Lowery
--------------------
Norman L. Lowery
Vice Chairman and CEO

I, Michael A. Carty, certify that:

1) I have reviewed this annual report on Form 10-K of First Financial
Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Michael A. Carty
---------------------
Michael A. Carty
Secretary, Treasurer and CFO

                               2002 ANNUAL REPORT


FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA


(Dollar amounts in thousands,
except per share amounts)           2002             2001            2000           1999            1998
-----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                     $2,169,748      $2,041,905      $2,043,267      $1,905,201      $1,849,752
Securities                          511,548         463,509         568,405         594,319         633,365
Net loans                         1,432,564       1,348,461       1,298,006       1,191,898       1,111,765
Deposits                          1,434,654       1,313,656       1,322,559       1,256,115       1,260,365
Borrowings                          457,645         480,674         507,771         445,821         385,700
Shareholders' equity                241,971         217,511         191,223         168,682         182,183

INCOME STATEMENT DATA:
Interest income                     136,262         144,673         146,417         133,576         129,137
Interest expense                     58,086          74,125          80,583          66,815          66,430
Net interest income                  78,176          70,548          65,834          66,761          62,707
Provision for loan losses             9,478           6,615           4,392           4,725           5,396
Other income                         30,468          21,468          13,610          12,012          10,611
Other expenses                       63,317          53,329          42,703          43,543          42,567
Net income                           28,640          24,196          23,213          21,622          18,558

PER SHARE DATA:
Net income                             4.20            3.56            3.45            3.10            2.58
Cash dividends                         1.24            1.14            1.08             .94             .84

PERFORMANCE RATIOS:
Net income to average assets           1.30%           1.19%           1.18%           1.16%           1.07%
Net income to average
     shareholders' equity             12.01           11.33           12.98           12.55           10.76
Average total capital
     to average assets                11.73           11.38            9.97           10.13           10.71
Average shareholders' equity
     to average assets                10.80           10.46            9.10            9.28            9.90
Dividend payout                       29.57           32.28           31.19           30.10           32.54

                          FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                            ----------------------------
(Dollar amounts in thousands, except per share data)                           2002              2001
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $    96,043      $    68,205
Federal funds sold                                                                   50           43,376
Available-for-sale securities                                                   511,548          463,509
Loans, net of allowance of $21,249 in 2002 and $18,313 in 2001                1,411,315        1,330,148

Accrued interest receivable                                                      15,199           14,948
Premises and equipment, net                                                      29,809           26,237
Bank-owned life insurance                                                        47,736           47,756
Goodwill                                                                          7,102            7,102
Other intangible assets                                                           4,289            3,767
Other real estate owned                                                           5,006            3,499
Other assets                                                                     41,651           33,358
                                                                            -----------      -----------
        TOTAL ASSETS                                                        $ 2,169,748      $ 2,041,905
                                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest-bearing                                                    $   146,585      $   163,985
    Interest-bearing:
     Certificates of deposit of $100 or more                                    200,325          204,474
     Other interest-bearing deposits                                          1,087,744          945,197
                                                                            -----------      -----------
                                                                              1,434,654        1,313,656
Short-term borrowings                                                            34,355           54,596
Other borrowings                                                                423,290          426,078
Other liabilities                                                                35,478           30,064
                                                                            -----------      -----------
        TOTAL LIABILITIES                                                     1,927,777        1,824,394

Shareholders' equity
    Common stock, $.125 stated value per share,
     Authorized shares -- 40,000,000
     Issued shares -- 7,225,483
     Outstanding shares -- 6,809,445 in 2002 and 6,844,260 in 2001                  903              903
    Additional capital                                                           66,809           66,680
    Retained earnings                                                           178,209          158,038
    Accumulated other comprehensive income                                       14,276            8,299
    Less: Treasury shares at cost -- 416,038 in 2002 and 381,223 in 2001        (18,226)         (16,409)
                                                                            -----------      -----------

        TOTAL SHAREHOLDERS' EQUITY                                              241,971          217,511
                                                                            -----------      -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,169,748      $ 2,041,905
                                                                            ===========      ===========


See accompanying notes.

                               2002 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME


                                                                           Years Ended December 31,
                                                                    ------------------------------------
(Dollar amounts in thousands, except per share data)                  2002         2001          2000
--------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
    Loans, including related fees                                    $105,566     $108,658     $107,145
    Securities:
     Taxable                                                           19,129       24,622       30,535
     Tax-exempt                                                         8,326        8,326        8,357
     Other                                                              3,241        3,067          380
                                                                     --------     --------     --------
        TOTAL INTEREST AND DIVIDEND INCOME                            136,262      144,673      146,417

INTEREST EXPENSE:
    Deposits                                                           34,607       47,208       49,892
    Short-term borrowings                                                 687        2,514        4,747
    Other borrowings                                                   22,792       24,403       25,944
                                                                     --------     --------     --------
        TOTAL INTEREST EXPENSE                                         58,086       74,125       80,583
                                                                     --------     --------     --------
        NET INTEREST INCOME                                            78,176       70,548       65,834
    Provision for loan losses                                           9,478        6,615        4,392
                                                                     --------     --------     --------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                    68,698       63,933       61,442

NON-INTEREST INCOME:
    Trust and financial services                                        3,419        3,545        3,633
    Service charges and fees on deposit accounts                        6,183        5,470        4,638
    Other service charges and fees                                      5,369        4,327        3,116
    Securities gains                                                      154          180          145
    Insurance commissions                                               6,136        3,763          555
    Gain on sale of mortgage loans                                      2,767        2,209          275
    Gain on life insurance benefit                                      3,916         --           --
    Other                                                               2,524        1,974        1,248
                                                                     --------     --------     --------
        TOTAL NON-INTEREST INCOME                                      30,468       21,468       13,610

NON-INTEREST EXPENSES:
    Salaries and employee benefits                                     36,528       30,544       23,055
    Occupancy expense                                                   3,707        3,692        3,105
    Equipment expense                                                   3,306        3,448        3,717
    Other                                                              19,776       15,645       12,826
                                                                     --------     --------     --------
        TOTAL NON-INTEREST EXPENSE                                     63,317       53,329       42,703
                                                                     --------     --------     --------
        INCOME BEFORE INCOME TAXES                                     35,849       32,072       32,349

Provision for income taxes                                              7,209        7,876        9,136
                                                                     --------     --------     --------
        NET INCOME                                                   $ 28,640     $ 24,196     $ 23,213
                                                                     ========     ========     ========

EARNINGS PER SHARE:

        NET INCOME                                                   $   4.20     $   3.56     $   3.45
                                                                     ========     ========     ========
    Weighted average number of shares outstanding (in thousands)        6,826        6,800        6,730
                                                                     ========     ========     ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                           Accumulated
                                                                                              Other
                                                      Common    Additional   Retained     Comprehensive    Treasury
(Dollar amounts in thousands, except per share data)   Stock     Capital     Earnings         Income       Stock           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                             $   903    $  66,680   $ 125,680      $  (7,819)     $ (16,762)     $ 168,682

Comprehensive income:
      Net income                                          --           --      23,213             --             --         23,213
      Other comprehensive income, net of tax:
      Change in net unrealized gains/losses
       on available-for-sale securities                   --           --          --         11,719             --         11,719
                                                                                                                         ---------
          Total comprehensive income                                                                                        34,932

Treasury stock purchase (151,181 shares)                  --           --          --             --         (5,151)        (5,151)
Cash dividends, $1.08 per share                           --           --      (7,240)            --             --         (7,240)
                                                     -------    ---------   ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 2000                               903       66,680     141,653          3,900        (21,913)       191,223

Comprehensive income:
      Net income                                          --           --      24,196             --             --         24,196
      Other comprehensive income, net of tax:
      Change in net unrealized gains/losses
       on available-for-sale securities                   --           --          --          4,399             --          4,399
                                                                                                                         ---------
          Total comprehensive income                                                                                        28,595

Issuance of treasury stock (182,672 shares)               --           --          --             --          6,801          6,801
Treasury stock purchase (32,649 shares)                   --           --          --             --         (1,297)        (1,297)
Cash dividends, $1.14 per share                           --           --      (7,811)            --             --         (7,811)
                                                     -------    ---------   ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 2001                               903       66,680     158,038          8,299        (16,409)       217,511

Comprehensive income:
      Net income                                          --           --      28,640             --             --         28,640
      Other comprehensive income, net of tax:
      Change in net unrealized gains/losses
       on available-for-sale securities                   --           --          --          5,977             --          5,977
                                                                                                                          ---------
         Total comprehensive income                                                                                         34,617

Contribution of 20,750 shares to ESOP                     --          129          --             --            909          1,038
Treasury stock purchase (55,565 shares)                   --           --          --             --         (2,726)        (2,726)
Cash dividends, $1.24 per share                           --           --      (8,469)            --             --         (8,469)
                                                     -------    ---------   ---------      ---------      ---------      ---------
BALANCE, DECEMBER 31, 2002                           $   903    $  66,809   $ 178,209      $  14,276      $ (18,226)     $ 241,971
                                                     =======    =========   =========      =========      =========      =========



See accompanying notes.

                               2002 ANNUAL REPORT


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Years Ended December 31,
                                                                             -------------------------------------------
(Dollar amounts in thousands, except per share data)                            2002           2001           2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  28,640      $  24,196      $  23,213
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Net (accretion) amortization on securities                                (941)        (2,128)        (2,171)
        Provision for loan losses                                                9,478          6,615          4,392
        Securities gains                                                          (154)          (180)          (145)
        Depreciation and amortization                                            2,950          3,500          3,318
        Provision for deferred income taxes                                       (827)           110            225
        Net change in accrued interest receivable                                1,036          2,855         (3,100)
        Contribution of shares to ESOP                                           1,038           --             --
        Other, net                                                              (6,342)        (4,202)       (17,169)
                                                                             ---------      ---------      ---------
          NET CASH FROM OPERATING ACTIVITIES                                    34,878         30,766          8,563
                                                                             ---------      ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of available-for-sale securities                                       9,736          1,097         42,037
    Maturities and principal reductions on available-for-sale securities       131,304        156,938         55,881
    Purchases of available-for-sale securities                                (140,015)       (43,499)       (51,659)
    Purchase of bank-owned life insurance                                         --             --          (45,000)
    Loans made to customers, net of repayments                                   6,237        (57,521)      (108,050)
    Net change in federal funds sold                                            43,326        (39,201)        (3,985)
    Purchase of Forrest Sherer Inc.                                               --           (1,699)          --
    Purchase of Community Financial Corp.                                       14,554           --             --
    Additions to premises and equipment                                         (2,442)        (2,548)        (3,417)
                                                                             ---------      ---------      ---------
          NET CASH FROM INVESTING ACTIVITIES                                    62,700         13,567       (114,193)
                                                                             ---------      ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                                     (25,638)        (8,903)        66,444
    Net change in other short-term borrowings                                  (25,379)        35,888        (44,791)
    Dividends paid                                                              (8,209)        (7,586)        (6,933)
    Purchases of treasury stock                                                 (2,726)        (1,297)        (5,151)
    Proceeds from other borrowings                                              21,006         78,923        563,800
    Repayments on other borrowings                                             (28,794)      (141,908)      (457,059)
                                                                             ---------      ---------      ---------
          NET CASH FROM FINANCING ACTIVITIES                                   (69,740)       (44,883)       116,310
                                                                             ---------      ---------      ---------
          NET CHANGE IN CASH AND CASH EQUIVALENTS                               27,838           (550)        10,680
          CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          68,205         68,755         58,075
                                                                             ---------      ---------      ---------
          CASH AND CASH EQUIVALENTS, END OF YEAR                             $  96,043      $  68,205      $  68,755
                                                                             =========      =========      =========


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
     Interest                                                                $  58,925      $  76,049      $  80,514
                                                                             =========      =========      =========
     Income taxes                                                            $  11,388      $   7,533      $  10,114
                                                                             =========      =========      =========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS

    ORGANIZATION: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, Terre Haute First National Bank of Vigo County, Indiana (Terre Haute First), The Morris Plan Company of Terre Haute (Morris Plan), First State Bank of Clay County, Indiana (State), First Citizens State Bank of Vermillion County, Indiana (Citizens), First Farmers State Bank of Sullivan County, Indiana (Farmers), First Parke State Bank of Parke County, Indiana (Parke), First Ridge Farm State Bank of Vermilion County, Illinois (Ridge Farm), First National Bank of Marshall of Clark County, Illinois (Marshall), First Crawford State Bank of Crawford County, Illinois (Crawford) and First Financial Reinsurance Company, a corporation incorporated in the country of Turks and Caicos Islands (FFRC). In 2001 the Corporation acquired Forrest Sherer Inc., a full-line insurance agency headquartered in Terre Haute, Indiana. In 2002 the Corporation acquired First Community Bank, N.A. of Richland County, Illinois (Community).

    Terre Haute First also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain securities as part of a strategy to manage taxable income and reduce tax expense. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. At December 31, 2002, $194.2 million of securities were owned by these subsidiaries.

    The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its ten subsidiaries.

    Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

    The Corporation operates 46 branches in west-central Indiana and east-central Illinois. The Corporation's primary source of revenue is derived from loans to customers, primarily middle-income individuals, and investment activities.

    REGULATORY AGENCIES: First Financial Corporation is a multi-bank holding company and as such is regulated by various banking agencies. The holding company is regulated by the Seventh District of the Federal Reserve System. The national bank subsidiaries are regulated by the Office of the Comptroller of the Currency. The state bank subsidiaries are jointly regulated by their respective state banking organizations and the Federal Deposit Insurance Corporation.

    SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, carrying value of intangible assets and the fair values of financial instruments are particularly subject to change.

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

    LOANS: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

    Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

    All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                               2002 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    SERVICING RIGHTS: Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

    ACQUISITIONS: On January 31, 2002, the Corporation acquired all of the outstanding stock of Community Financial Corporation (CFC) for $33 million in cash. CFC is a bank holding company based in Olney, Illinois, which had total assets of approximately $190 million and net assets of approximately $32 million at acquisition. The fair values of significant assets acquired and liabilities assumed were $98 million of loans, $48 million of cash and cash equivalents, $38 million of securities and $148 million of deposits. A core deposit intangible of approximately $1 million was recorded. The transaction was accounted for as a purchase, and the results of operations have been included since the transaction date. The core deposit is being amortized over a 12-year period using an accelerated method.

    On May 1, 2001, the Corporation acquired all of the outstanding common stock of Forrest Sherer Inc. (FSI), a full-line insurance agency headquartered in Terre Haute, Indiana. The purchase price was $8.5 million, consisting of the issuance of 182,672 shares of the Corporation's common stock and the payment of $1.7 million in cash. Assets acquired, liabilities assumed and net assets at acquisition were not significant. The acquisition was accounted for as a purchase and resulted in the recording of goodwill of approximately $5.4 million and a customer list intangible of approximately $3.1 million. The results of operations have been included since the transaction date. The customer list intangible is being amortized using an accelerated method over ten years.

    The following table presents pro-forma information for the periods ended December 31 as if the acquisition of the bank and the insurance agency had occurred at the beginning of 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction. The pro forma financial information presented below does not reflect earnings on excess cash acquired, additional fees that could be earned on loans and deposits, or operating expense efficiencies. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

          (Dollar amounts in thousands)               2002         2001
          ------------------------------------------------------------------
          Revenue                                   $167,590     $181,562
          Net Income                                  27,684       23,395
          Earnings per share                        $   4.06     $   3.44

    GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on January 1, 2002, the Corporation ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $513 thousand.

    Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the whole bank, insurance agency and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which are 12 and 10 years, respectively.

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

    DERIVATIVES: All derivative instruments are recorded at their fair values. If derivative instruments are designated as fair value hedges, both the change in the fair value of the hedge and in the fair value of the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

    EARNINGS PER SHARE: Earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Corporation does not have any potentially dilutive securities. Earnings and dividends per share are restated for stock splits and dividends through the date of issue of the financial statements.

    COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.

    OPERATING SEGMENT: While the Corporation's chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Corporation's financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking.

    NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases and early extinguishment of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Corporation's financial condition or results of operations.

    RECLASSIFICATIONS: Some items in prior year financial statements were reclassified to conform to the current presentation.

                               2002 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of derivatives is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

    The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:


                                                                December 31,
                                     ---------------------------------------------------------------
                                              2002                              2001
                                     ----------------------------      -----------------------------
                                      Carrying           Fair            Carrying           Fair
(Dollar amounts in thousands)           Value                             Value            Value
----------------------------------------------------------------------------------------------------
Cash and due from banks              $    96,043      $    96,043      $    68,205      $    68,205
Federal funds sold                            50               50           43,376           43,376
Available-for-sale securities            511,548          511,548          463,509          463,509
Loans                                  1,433,212        1,438,723        1,349,184        1,358,630
Accrued interest receivable               15,199           15,199           14,948           14,948
Deposits                              (1,434,654)      (1,446,483)      (1,313,656)      (1,326,743)
Short-term borrowings                    (34,355)         (34,355)         (54,596)         (54,596)
Federal Home Loan Bank advances         (397,190)        (399,145)        (419,478)        (428,177)
Other borrowings                         (26,100)         (26,100)          (6,600)          (6,600)
Accrued interest payable                  (4,001)          (4,001)          (4,807)          (4,807)
Derivative financial instruments               3                3              759              759


3.  RESTRICTIONS ON CASH AND DUE FROM BANKS:

    Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $23.7 million and $17.1 million at December 31, 2002 and 2001, respectively.

4.  SECURITIES:

    The fair value of available-for-sale securities and related gains and losses recognized in accumulated other comprehensive income were as follows:


                                                        December 31, 2002
                                        ------------------------------------------------
                                                            Unrealized
                                        Amortized   -------------------------     Fair
(Dollar amounts in thousands)             Cost        Gains        Losses        Value
----------------------------------------------------------------------------------------
U.S. Government and its agencies        $204,114     $  8,451     $    (15)     $212,550
Collateralized mortgage obligations       29,049          400           (3)       29,446
State and municipal                      162,897        9,151         (316)      171,732
Corporate obligations                     96,250        1,808         (238)       97,820
                                        --------     --------     --------      --------
        TOTAL                           $492,310     $ 19,810     $   (572)     $511,548
                                        ========     ========     ========      ========

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        December 31, 2001
                                       -------------------------------------------------------
                                                           Unrealized
                                        Amortized    ---------------------------      Fair
(Dollar amounts in thousands)              Cost         Gains         Losses          Value
----------------------------------------------------------------------------------------------
U.S. Government and its agencies        $ 208,973     $   4,776     $     (18)     $ 213,731
Collateralized mortgage obligations         4,958           107          --            5,065
State and municipal                       162,886         4,547          (567)       166,866
Corporate obligations                      77,576           810          (539)        77,847
                                        ---------     ---------      ---------      ---------
    TOTAL                               $ 454,393     $  10,240      $  (1,124)     $ 463,509
                                        =========     =========      =========      =========

    The Corporation invests in the equity securities of financial services companies. These investments are considered to be available-for-sale and are included in other assets on the consolidated balance sheet. Cost was $3.9 million and $3.7 million, and fair value was $8.4 million and $8.4 million at December 31, 2002 and 2001, respectively.

    The Corporation invested in bank-owned life insurance for an initial premium of $45 million. The policies cover officers at the bank subsidiaries and the Corporation is the beneficiary. These policies are designated as separate account policies by the issuing insurance companies. The Corporation records its investment in the policies at their current surrender value, which is the fair value of the separate account assets plus or minus the value/obligation under stable value guarantees issued by the insurance companies. The stable value guarantees serve to set the annual change in surrender value of the policies at annually agreed upon levels by guaranteeing the period end value of the separate account assets.

    As of December 31, 2002, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

    Securities with a fair value amounting to approximately $98.5 million and $57.3 million at December 31, 2002 and 2001, respectively, were pledged as collateral for borrowings and for other purposes.

    Below is a summary of the gross gains and losses realized by the Corporation from investments sold during the years ended December 31, 2002, 2001 and 2000, respectively.

(Dollar amounts in thousands)                2002         2001        2000
----------------------------------------------------------------------------
Proceeds                                    $9,736       $1,097     $42,037
Gross gains                                    154          180         262
Gross losses                                   --          --          (117)

    Contractual maturities of debt securities at year-end 2002 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Also shown are the tax equivalent yields, computed using a 35% rate based on weighted average yields of securities maturing during each time period.


                                                                                  Available-for-Sale
                                                                                ----------------------          Weighted
                                                                                 Amortized       Fair          Average
(Dollar amounts in thousands)                                                      Cost         Value           Yields
------------------------------------------------------------------------------------------------------------------------
    Due in one year or less                                                      $ 26,098     $ 26,225         5.14%
                                                                                                               ====

    Due after one but within five years                                            81,633       84,788         6.45%
                                                                                                               ====
    Due after five but within ten years                                            68,637       73,396         7.43%
                                                                                                               ====
    Due after ten years                                                           132,399      135,788         6.12%
                                                                                                               ====
    Mortgage-backed securities, primarily issued by U.S. Government agencies      183,543      191,351         5.15%
                                                                                 --------     --------         ====
          TOTAL                                                                  $492,310     $511,548
                                                                                 ========     ========

                               2002 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LOANS:

    Loans are summarized as follows:

                                                   December 31,
                                           ----------------------------
(Dollar amounts in thousands)                  2002             2001
-----------------------------------------------------------------------
Commercial, financial and agricultural     $   331,316      $   302,496
Real estate - construction                      42,930           34,610
Real estate - mortgage                         789,618          757,345
Installment                                    268,067          249,710
Lease financing                                  1,281            5,023
                                           -----------      -----------
 Total gross loans                           1,433,212        1,349,184
 Less: unearned income                            (648)            (723)
     allowance for loan losses                 (21,249)         (18,313)
                                           -----------      -----------
   TOTAL                                   $ 1,411,315      $ 1,330,148
                                           ===========      ===========

    In the normal course of business, the Corporation's subsidiary banks make loans to directors and executive officers and to their associates. These related party loans are consistent with sound banking practices and are within applicable bank regulatory lending limitations. In 2002 the aggregate dollar amount of these loans to directors and executive officers who held office at the end of the year amounted to $60.0 million at the beginning of the year. During 2002, advances of $41.6 million and repayments of $36.0 million were made with respect to related party loans for an aggregate dollar amount outstanding of $65.6 million at December 31, 2002.

    Loans serviced for others, which are not reported as assets, total $282.9 million and $175.2 million at year-end 2002 and 2001.

    Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

                                                            December 31,
                                                     ---------------------------
(Dollar amounts in thousands)                          2002            2001
--------------------------------------------------------------------------------
Servicing rights:
    Beginning of year                                  $ 1,478        $   792
    Additions                                            2,229          1,292
    Amortized to expense                                (1,159)          (606)
                                                       -------        -------
    End of year                                        $ 2,548        $ 1,478
                                                       =======        =======

Valuation allowance:
    Beginning of year                                  $  --          $  --
    Additions expensed                                     500           --
                                                       -------        -------
    End of year                                        $   500        $  --
                                                       =======        =======


6.  ALLOWANCE FOR LOAN LOSSES:

    Changes in the allowance for loan losses are summarized as follows:


                                                           December 31,
                                              ---------------------------------------
(Dollar amounts in thousands)                    2002          2001          2000
-------------------------------------------------------------------------------------
Balance at beginning of year                   $ 18,313      $ 19,072      $ 17,949
Addition resulting from acquisition               1,711          --            --
Provision for loan losses                         9,478         6,615         4,392
Recoveries of loans previously charged off        1,885         1,669         1,394
Loans charged off                               (10,138)       (9,043)       (4,663)
                                               --------      --------      --------
   BALANCE AT  END OF YEAR                     $ 21,249      $ 18,313      $ 19,072
                                               ========      ========      ========

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Impaired loans were as follows:


                                                                 December 31,
                                                             -------------------
(Dollar amounts in thousands)                                   2002      2001
--------------------------------------------------------------------------------
Year-end loans with no allocated allowance for loan losses     $  --    $  --
Year-end loans with allocated allowance for loan losses          8,812    3,610
                                                               -------  -------
    TOTAL                                                      $ 8,812  $ 3,610
                                                               =======  =======

Amount of the allowance for loan losses allocated              $ 3,283  $ 2,033
Average of impaired loans during the year                        5,288    5,978
Nonperforming loans:
    Loans past due over 90 days still on accrual                 5,899    4,925
    Non-accrual loans                                           11,807    8,854



7.  PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                 December 31,
                                            -----------------------
    (Dollar amounts in thousands)             2002          2001
    ---------------------------------------------------------------
    Land                                    $  4,512      $  3,885
    Building and leasehold improvements       33,615        30,533
    Furniture and equipment                   25,368        25,113
                                            --------      --------
                                              63,495        59,531
    Less accumulated depreciation            (33,686)      (33,294)
                                            --------      --------
        TOTAL                               $ 29,809      $ 26,237
                                            ========      ========


8.  GOODWILL:

    New accounting standards issued in 2001 required all business combinations initiated after June 30, 2001, to be recorded using the purchase method of accounting. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company are recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets with finite useful lives are separated from goodwill and amortized over their expected lives, whereas goodwill, both amounts previously recorded and future amounts purchased, ceased being amortized on January 1, 2002. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.

    The Corporation adopted this standard on January 1, 2002, and ceased amortizing goodwill associated with the acquisitions of The Morris Plan Company of Terre Haute in 1998 and Forrest Sherer Inc. in 2001. No additional goodwill has been recorded during 2002. The Corporation completed its annual impairment testing of goodwill during the second quarter and management does not believe any amount of the goodwill is impaired. The $7.1 million of goodwill on the balance sheet is net of accumulated amortization of $737 thousand.

    Intangible assets subject to amortization at December 31, 2002, are as follows:

                                         Gross       Accumulated
(Dollar amounts in thousands)            Amount     Amortization
-----------------------------------------------------------------
Customer list intangible                 $3,108          $  730
Core deposit intangible                   2,193             605
Non-compete agreements                      500             177
                                         ------          ------
                                         $5,801          $1,512
                                         ======          ======

                               2002 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Estimated amortization expense for the next five years is as follows:

                                 In thousands
             2003                  $    627
             2004                       574
             2005                       542
             2006                       456
             2007                       392


    If this standard had been in effect in 2001 and 2000, net income for the year would not have included goodwill amortization of $399 thousand and $169 thousand and would have been $24.6 million and $23.4 million, respectively. Earnings per share would have been $3.62 and $3.47.

9.  DEPOSITS AND SHORT-TERM BORROWINGS:

    Scheduled maturities of time deposits were as follows:


                                 In thousands
             2003                  $309,010
             2004                   204,569
             2005                   149,765
             2006                    31,250
             2007                    48,718
             Thereafter                 352
                                   --------
                                   $743,664
                                   ========

    Year-end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)        2002        2001
----------------------------------------------------------
Federal funds purchased            $16,311     $ 9,920
Repurchase agreements               13,237      37,400
Note payable - U.S. government       4,807       7,276
                                   -------     -------
    TOTAL                          $34,355     $54,596
                                   =======     =======

    Federal funds purchased are generally due in one day and bear interest at market rates. Note payable - U.S. government is due on demand, secured by a pledge of securities and bears interest at market rates.

10. OTHER BORROWINGS:

    Other borrowings at December 31, 2002 and 2001 are summarized as follows:

(Dollar amounts in thousands)                                         2002         2001
-------------------------------------------------------------------------------------------
FHLB advances                                                       $397,190     $419,478
Note payable to a financial institution                               19,500         --
City of Terre Haute, Indiana economic development revenue bonds        6,600        6,600
                                                                    --------     --------
    TOTAL                                                           $423,290     $426,078
                                                                    ========     ========


    The aggregate minimum annual retirements of other borrowings are as follows:


             2003                  $  53,039
             2004                     29,319
             2005                       --
             2006                        361
             2007                        396
             Thereafter              340,175
                                   ---------
                                   $ 423,290
                                   =========

                           FIRST FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    All of the Corporation's Indiana subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Indianapolis and, accordingly, are permitted to obtain advances. The advances from the FHLB, aggregating $397.2 million at December 31, 2002, accrue interest, payable monthly, at annual rates varying from 4.6% to 6.6%. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $117.8 million and a blanket pledge on real estate loan collateral. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

    On January 31, 2002, the Corporation entered into a revolving credit loan agreement (Note) with a financial institution. The total principal amount of loans outstanding at one time under this Note may not exceed $20 million. The Note matures on January 29, 2003, but is renewable annually, and requires quarterly payments of interest and a commitment fee of 0.15% on the average daily amount of the commitment. The Note bears interest at the London Interbank Offered Rate (LIBOR) and adjusts quarterly. At December 31, 2002, the interest rate was 2.295%. The Note is unsecured but requires the Corporation to meet certain financial covenants. The Corporation was in compliance with all its debt covenants.

    The economic development revenue bonds (bonds) require periodic interest payments each year until maturity or redemption. The interest rate, which was 1.6% at December 31, 2002, and 1.7% at December 31, 2001, is determined by a formula which considers rates for comparable bonds and is adjusted periodically. The bonds are collateralized by a first mortgage on the Corporation's headquarters building. The bonds mature December 1, 2015, but bond holders may periodically require earlier redemption.

    The Corporation maintains a letter of credit with another financial institution, which could be used to repay the bonds, should they be called. The letter of credit expires November 1, 2003, and will be automatically extended for one year should the bonds still be outstanding. Assuming redemption will be funded by the letter of credit, or by other similar borrowings, there are no anticipated principal maturities of the bonds within the next five years.

    The debt agreement for the bonds requires the Corporation to meet certain financial covenants. These covenants require the Corporation to maintain a Tier I capital ratio of at least 6.2% and net income to average assets of 0.6%. At December 31, 2002 and 2001, the Corporation was in compliance with all of its debt covenants.


11. INCOME TAXES:

    Income tax expense is summarized as follows:

(Dollar amounts in thousands)         2002         2001        2000
------------------------------------------------------------------------
Federal:
 Currently payable                  $ 6,880      $ 6,413     $ 7,372
 Deferred                              (960)          68         167
                                    -------      -------     -------
                                      5,920        6,481       7,539
State:
 Currently payable                    1,156        1,353       1,539
 Deferred                               133           42          58
                                    -------      -------     -------
                                      1,289        1,395       1,597
                                    -------      -------     -------
   TOTAL                            $ 7,209      $ 7,876     $ 9,136
                                    =======      =======     =======

    The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:


(Dollar amounts in thousands)                               2002         2001          2000
-----------------------------------------------------------------------------------------------
Federal income taxes computed at the statutory rate      $ 12,547      $ 11,225      $ 11,322
Add (deduct) tax effect of:
  Tax exempt income                                        (5,705)       (3,683)       (2,691)
  State tax, net of federal benefit                           838           907         1,038
  Affordable housing credits                                 (604)         (604)         (529)
  Other, net                                                  133            31            (4)
                                                         --------      --------      --------
    TOTAL                                                $  7,209      $  7,876      $  9,136
                                                         ========      ========      ========

                               2002 ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

(Dollar amounts in thousands)                                  2002          2001
------------------------------------------------------------------------------------
Deferred tax assets:
   Loan losses provision                                     $  8,340      $  7,177
   Deferred compensation                                        2,173         1,555
   Compensated absences                                           468           383
   Post-retirement benefits                                       594           762
   Net operating loss carry forward                               926          --
   Other                                                          733           320
   Valuation allowance for deferred tax assets                   (926)         --
                                                             --------      --------
     GROSS DEFERRED ASSETS                                     12,308        10,197
                                                             --------      --------

Deferred tax liabilities:
   Net unrealized gains on available-for-sale securities       (9,518)       (5,533)
   Depreciation                                                (1,144)       (1,022)
   Lease financing                                               (127)         (207)
   Originated servicing rights                                   (803)         (579)
   Pensions                                                    (1,652)       (1,571)
   Other                                                       (2,072)       (1,135)
                                                             --------      --------
     GROSS DEFERRED LIABILITIES                               (15,316)      (10,047)
                                                             --------      --------
     NET DEFERRED TAX ASSETS (LIABILITIES)                   $ (3,008)     $    150
                                                             ========      ========


12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND DERIVATIVE
    INSTRUMENTS:

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

    The Corporation's customers had unused lines of credit of $230.8 million and $208.4 million as of December 31, 2002 and 2001. In addition, the Corporation had outstanding commitments of $5.8 million and $5.6 million under standby letters of credit as of December 31, 2002 and 2001, respectively. The majority of these commitments bear variable interest rates. The Corporation is exposed to credit loss in the event the counterparties to such agreements do not perform in accordance with the agreements.

    During 2000, the Corporation entered into an interest rate swap agreement with a 24-month term and a notional principal balance of $10 million, under which the Corporation made variable rate payments, based on LIBOR, and received fixed rate payments. The interest rate swap was designated as a hedge against a similar maturity certificate of deposit promotion. At year-end 2001, the agreement had a fair market value of $513 thousand, approximately the same amount as the fair value adjustment attributable to the certificates of deposit. The interest rate swap is included in time deposits on the consolidated statements of condition at December 31, 2001. Net settlement expense or benefit is included in interest expense. The interest rate swap expired in September 2002.

    During 2001 the Corporation purchased an interest rate cap contract with a notional principal balance of $50 million. The agreement requires the counterparty to pay the Corporation the excess of the 3-month LIBOR over 6.00%. The cap has a 36-month term which runs through March 2004. No payments are currently required under the agreement. The agreement was entered into to help protect the Corporation's net interest income should interest rates increase in excess of the cap's trigger amount. The interest rate cap is carried at fair value, approximately $3 thousand at December 31, 2002, and is included in other assets on the statement of condition.

                           FIRST FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RETIREMENT PLANS:

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

    Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $1,321 thousand, $1,155 thousand and $774 thousand in 2002, 2001 and 2000. The Corporation contributed $1,038 thousand, $350 thousand and $750 thousand to the ESOP in 2002, 2001 and 2000.

    Pension expense included the following components:



(Dollar amounts in thousands)                     2002        2001       2000
--------------------------------------------------------------------------------
Service cost - benefits earned                  $ 2,065     $   698    $   899
Interest cost on projected benefit obligation     1,880       1,766      1,780
Expected return on plan assets                   (2,062)     (1,679)    (1,801)
Net amortization and deferral                       181         296        (26)
                                                -------     -------    -------
Total pension expense                           $ 2,064     $ 1,081    $   852
                                                =======     =======    =======


    The information below sets forth the change in benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.


                                                                               December 31,
                                                                        ------------------------
(Dollar amounts in thousands)                                             2002           2001
------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1                                         $ 30,293       $ 23,647
Service cost                                                               2,065            698
Interest cost                                                              1,880          1,766
Actuarial (gain) loss                                                     (2,349)         4,933
Benefits paid                                                               (615)          (751)
                                                                          ------         ------
Benefit obligation at December 31                                         31,274         30,293
                                                                          ------         ------

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1                                    25,887         20,929
Actual return on plan assets                                               1,665          4,204
Employer contributions                                                     2,359          1,505
Benefits paid                                                               (615)          (751)
                                                                          ------         ------
Fair value of plan assets at December 31                                  29,296         25,887
                                                                          ------         ------

Funded status:
Funded status at December 31                                              (1,978)        (4,406)
Unrecognized prior service cost                                             (213)          (232)
Unrecognized net actuarial cost                                            6,496          8,648
                                                                        --------       --------
Prepaid pension asset recognized in the consolidated balance sheets     $  4,305       $  4,010
                                                                        ========       ========

Principal assumptions used:
   Discount rate                                                            6.50%          7.00%
   Rate of increase in compensation levels                                  4.00           5.00
   Expected long-term rate of return on plan assets                         8.00           8.00


                               2002 ANNUAL REPORT

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS

     The Corporation also provides medical benefits to its employees subsequent to their retirement. Accrued post- retirement benefits as of December 31, 2002 and 2001 are as follows:


                                               December 31,
                                          ------------------------
(Dollar amounts in thousands)                2002         2001
------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at January 1        $ 3,430      $ 3,009
   Service cost                                76           63
   Interest cost                              226          215
   Plan participants' contributions            58           38
   Actuarial (gain) loss                      647          355
   Actual benefits paid                      (356)        (250)
                                          -------      -------
   Benefit obligation at December 31      $ 4,081      $ 3,430
                                          =======      =======

Reconciliation of funded status:
   Funded status                          $ 4,081      $ 3,430
   Unrecognized transition obligation        (663)        (724)
   Unrecognized net gain (loss)            (2,031)      (1,463)
                                          -------      -------
   Accrued benefit cost                   $ 1,387      $ 1,243
                                          =======      =======

    The post-retirement benefits paid in 2002 and 2001 of $356 thousand and $250 thousand, respectively, were fully funded by company and participant contributions. There were no other changes to plan assets in 2002 and 2001.


    Weighted-average assumptions as of December 31:

                                                     December 31,
                                                 -----------------------
                                                    2002         2001
------------------------------------------------------------------------
Discount rate                                       6.50%        7.00%
Initial weighted health care cost trend rate        7.50         7.50
Ultimate health care cost trend rate                5.00         5.00


    Post-retirement health benefit expense included the following components:

                                                Years Ended December 31,
                                            -------------------------------

(Dollar amounts in thousands)                   2002     2001     2000
---------------------------------------------------------------------------
Service cost                                    $ 76     $ 63     $ 64
Interest cost                                    226      215      201
Amortization of transition obligation             60       60       60
Recognized actuarial loss                         80       54       45
                                                ----     ----     ----
Net periodic benefit cost                       $442     $392     $370
                                                ====     ====     ====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                            1% Point  1% Point
                                                            Increase  Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost components       $ 42    $   (33)
Effect on post-retirement benefit obligation                   187       (144)

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER COMPREHENSIVE INCOME:

    Other comprehensive income components and related taxes were as follows:



(Dollar amounts in thousands)                                              2002          2001          2000
---------------------------------------------------------------------------------------------------------------
Unrealized holding gains and losses on available-for-sale securities     $ 10,116      $  7,512      $ 19,676
Reclassification adjustments for gains and losses later
          recognized in income                                               (154)         (180)         (145)
                                                                         --------      --------      --------
Net unrealized gains and losses                                             9,962         7,332        19,531
Tax effect                                                                 (3,985)       (2,933)       (7,812)
                                                                         --------      --------      --------
Other comprehensive income                                               $  5,977      $  4,399      $ 11,719
                                                                         ========      ========      ========


15. REGULATORY MATTERS:

    The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

    Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2002, approximately $56.5 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2002 and 2001, that the Corporation meets all capital adequacy requirements to which it is subject.

    As of December 31, 2002, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

    The following table presents the actual and required capital amounts and related ratios for the Corporation and the lead bank, Terre Haute First National Bank, at year end 2002 and 2001.

                               2002 ANNUAL REPORT


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                          To Be Well Capitalized
                                                                     For Capital                         Under Prompt Corrective
                                       Actual                     Adequacy Purposes                         Action Provisions
                                 -----------------       -----------------------------------          ------------------------------
(Dollar amounts in thousands)     Amount     Ratio         Amount                 Ratio                  Amount         Ratio
------------------------------------------------------------------------------------------------------------------------------------
TOTAL RISK-BASED CAPITAL
  Corporation - 2002             $235,985   14.83%      > or = to $127,296   > or = to 8.0%      > or = to $159,120  > or = to 10.0%
  Corporation - 2001              219,543   15.15%      > or = to  115,943   > or = to 8.0%      > or = to  144,929  > or = to 10.0%
  Terre Haute First - 2002        149,778   15.56%      > or = to   76,992   > or = to 8.0%      > or = to   96,241  > or = to 10.0%
  Terre Haute First - 2001        135,783   14.70%      > or = to   73,912   > or = to 8.0%      > or = to   92,389  > or = to 10.0%

TIER I RISK-BASED CAPITAL
  Corporation - 2002             $216,078   13.58%      > or = to $ 63,648   > or = to 4.0%      > or = to  $95,472  > or = to  6.0%
  Corporation - 2001              201,424   13.90%      > or = to   57,972   > or = to 4.0%      > or = to   86,957  > or = to  6.0%
  Terre Haute First - 2002        139,590   14.50%      > or = to   38,496   > or = to 4.0%      > or = to   57,744  > or = to  6.0%
  Terre Haute First - 2001        126,555   13.70%      > or = to   36,956   > or = to 4.0%      > or = to   55,434  > or = to  6.0%

TIER I LEVERAGE CAPITAL
  Corporation - 2002             $216,078    9.79%      > or = to $ 88,323   > or = to 4.0%      > or = to $110,404  > or = to  5.0%
  Corporation - 2001              201,424    9.87%      > or = to   81,651   > or = to 4.0%      > or = to  102,064  > or = to  5.0%
  Terre Haute First - 2002        139,590   10.85%      > or = to   51,446   > or = to 4.0%      > or = to   64,308  > or = to  5.0%
  Terre Haute First - 2001        126,555    9.85%      > or = to   51,418   > or = to 4.0%      > or = to   64,273  > or = to  5.0%


16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

    The parent company's condensed balance sheets as of December 31, 2002 and 2001, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2002, are as follows:

    CONDENSED BALANCE SHEETS

                                                            December 31,
                                                      ----------------------
(Dollar amounts in thousands)                           2002         2001
----------------------------------------------------------------------------
ASSETS
  Cash deposits in affiliated banks                   $  5,037     $  3,916
  Investments in subsidiaries                          256,608      211,234
  Land and headquarters building, net                    6,516        6,660
  Other                                                 10,688       10,721
                                                      --------     --------
       TOTAL ASSETS                                   $278,849     $232,531
                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Borrowings                                          $ 29,900     $  8,100
  Dividends payable                                      4,229        3,973
  Other liabilities                                      2,749        2,947
                                                      --------     --------
       TOTAL  LIABILITIES                               36,878       15,020
Shareholders' equity                                   241,971      217,511
                                                      --------     --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $278,849     $232,531
                                                      ========     ========

                           FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CONDENSED STATEMENTS OF INCOME


                                                           Years Ended December 31,
                                                    -------------------------------------
(Dollar amounts in thousands)                          2002           2001         2000
-----------------------------------------------------------------------------------------
Dividends from subsidiaries                          $  5,676      $ 10,485     $  8,608
Other income                                              913           971        1,056
Interest on borrowings                                   (673)         (314)        (370)
Other operating expenses                               (2,953)       (2,801)      (1,779)
                                                     --------      --------     --------
   Income before income taxes and equity
     in undistributed earnings of subsidiaries          2,963         8,341        7,515
   Income tax benefit                                   1,074           863          571
                                                     --------      --------     --------
        Income before equity in undistributed
        earnings of subsidiaries                        4,037         9,204        8,086

Equity in undistributed earnings of subsidiaries       24,603        14,992       15,127
                                                     --------      --------     --------
            Net income                               $ 28,640      $ 24,196     $ 23,213
                                                     ========      ========     ========



    CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                            --------------------------------------
(Dollar amounts in thousands)                                                  2002          2001        2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 28,640      $ 24,196     $ 23,213
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for depreciation and amortization                               258           360          356
        Equity in undistributed earnings of subsidiaries                      (24,603)      (14,992)     (15,127)
        Contribution of shares to ESOP                                          1,038          --           --
        Increase (decrease) in other liabilities                                 (202)          571           10
        Increase in other assets                                                 (127)       (1,009)        (687)
                                                                             --------      --------     --------
          NET CASH FROM OPERATING ACTIVITIES                                    5,004         9,126        7,765

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and fixtures                                             (49)          (55)         (66)
   Purchase of Community Financial Corp.                                      (14,699)         --           --
   Purchase of Forrest Sherer Inc.                                               --          (1,699)        --
                                                                             --------      --------     --------
          NET CASH FROM INVESTING ACTIVITIES                                  (14,748)       (1,754)         (66)
                                                                             --------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                    22,300         1,500         --
   Principal payments on long-term borrowings                                    (500)         (180)        (155)
   Purchase of treasury stock                                                  (2,726)       (1,297)      (5,151)
   Dividends paid                                                              (8,209)       (7,586)      (6,933)
                                                                             --------      --------     --------
          NET CASH FROM FINANCING ACTIVITIES                                   10,865        (7,563)     (12,305)
                                                                             --------      --------     --------
          NET (DECREASE) INCREASE IN CASH                                       1,121          (191)      (4,540)
          CASH, BEGINNING OF YEAR                                               3,916         4,107        8,647
                                                                             --------      --------     --------
          CASH, END OF YEAR                                                  $  5,037      $  3,916     $  4,107
                                                                             ========      ========     ========
     Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                             $    644      $    314     $    370
                                                                             ========      ========     ========
        Income taxes                                                         $ 11,388      $  7,533     $ 10,114
                                                                             ========      ========     ========

                               2002 ANNUAL REPORT

RESPONSIBILITY FOR  FINANCIAL  STATEMENTS

To the Shareholders and Board of Directors of First Financial Corporation:

     The management of First Financial Corporation has prepared and is responsible for the preparation and accuracy of the financial statements and other information included in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and where appropriate, include amounts based on judgments and estimates by management.

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

     Management assessed First Financial Corporation's internal control structure over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 2002.

     Crowe, Chizek and Company LLP performs an independent audit of the Corporation's financial statements for the purpose of determining that such statements are presented in conformity with accounting principles generally accepted in the United States of America and their report appears below. The independent accountants are appointed based upon recommendations by the Examining and Trust Audit Committee and approved by the Board of Directors.

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


Norman L. Lowery                                Michael A. Carty
Chief Executive Officer                         Treasurer


REPORT OF  INDEPENDENT  AUDITORS

To the Shareholders and Board of Directors of First Financial Corporation:

     We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 8, during 2002 the Corporation adopted new accounting guidance for goodwill and intangible assets.

Indianapolis, Indiana

                           FIRST FINANCIAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis reviews the financial condition of First Financial Corporation at December 31, 2002 and 2001, and the results of its operations for the three years ended December 31, 2002. Where appropriate, factors that may affect future financial performance are also discussed. The discussion should be read in conjunction with the accompanying consolidated financial statements, related footnotes and selected financial data.

A cautionary note about forward-looking statements: In its oral and written communication, First Financial Corporation from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about performance, as well as economic and market conditions and trends. They often can be identified by the use of words such as "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate." First Financial Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, in other written materials such as this Annual Report and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and First Financial Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" lists some of the factors which could cause actual results to vary materially from those in any forward-looking statements. Other uncertainties which could affect First Financial Corporation's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with First Financial Corporation's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in securities markets. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by First Financial Corporation in its other filings from time to time when considering any forward-looking statement.

First Financial Corporation (the Corporation) is a financial services company. The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its ten subsidiaries. At the close of business in 2002 the Corporation and its subsidiaries had 834 full-time equivalent employees.

Terre Haute First is the largest bank in Vigo County. It operates 12 full-service banking branches within the county. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space.

First State has five branch locations in Clay County, a county contiguous to Vigo County. Citizens has four branches, all of which are located in Vermillion County, a county contiguous to Vigo County. Farmers has eight branches, of which five are located in Sullivan County, two in Knox County and one in Greene County. Sullivan County is contiguous to Vigo County. Morris Plan has one office and is located in Vigo County. Ridge Farm has one office and is located in Vermilion County, Illinois. Parke has five branches in Parke County, a county contiguous to Vigo County. Marshall has one office and is located in Clark County, Illinois, a county contiguous to Vigo County. Crawford has two branches in Crawford County, Illinois, and one branch in Lawrence County, Illinois. Community has six branches, of which two are located in Richland County, Illinois; one in Lawrence County, Illinois; one in Wayne County, Illinois; one in Jasper County, Illinois; and one in Coles County, Illinois.

Terre Haute First and Morris Plan face competition from other financial institutions in Vigo County. These competitors consist of three commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions. The eight other bank subsidiaries have similar competition in their primary market areas. The number of competitors of each subsidiary is as follows:

   - FIRST STATE -- Three commercial banks, two credit unions and one brokerage firm in Clay County, Indiana.

   - CITIZENS -- Three commercial banks and two credit unions in Vermillion County, Indiana.

   - FARMERS --Two commercial banks and one brokerage firm in Sullivan County, Indiana, and three commercial banks, one savings and loan, and one credit union in Greene County, Indiana.

   - PARKE -- Two commercial banks, five credit unions and two brokerage firms in Parke County, Indiana.

   - RIDGE FARM -- Four commercial banks, three savings and loans, ten credit unions and four brokerage firms in Vermilion County, Illinois.

                               2002 ANNUAL REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS

   - MARSHALL -- Three commercial banks and one savings and loan in Clark County, Illinois.

   - CRAWFORD -- Four commercial banks, two credit unions and four brokerage firms in Crawford County, Illinois, and seven commercial banks and one credit union in Lawrence County, Illinois.

   - COMMUNITY -- Four commercial banks, three brokerage firms and three consumer finance companies in Richland County, Illinois; eight commercial banks, one credit union and two consumer finance companies in Lawrence County, Illinois; five commercial banks, one brokerage firm and one consumer finance company in Wayne County, Illinois; three commercial banks, one insurance company and two brokerage firms in Jasper County, Illinois; seven commercial banks, three savings and loans, six credit unions, two insurance companies; five brokerage firms and six consumer finance companies in Coles County, Illinois.

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

                           FIRST FINANCIAL CORPORATION

RESULTS OF  OPERATIONS -- SUMMARY FOR  2002

    Net income through the fourth quarter of 2002 was $28.6 million, or $4.20 per share, a 18.4% improvement over comparable 2001 net income of $24.2 million, or $3.56 per share. These strong results were driven by a $7.6 million, or 10.8%, increase in net interest income. This is a result of a $149.5 million increase in average earning assets and a year-to-date net interest margin of 4.10%, a 10 basis point increase from 2001.

NET INTEREST INCOME

    The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding.

    Total average interest-earning assets increased to $2.07 billion in 2002 from $1.92 billion in 2001. The tax-equivalent yield on these assets decreased to 6.90% in 2002 from 7.86% in 2001. Total average interest-bearing liabilities amounted to $1.74 billion in 2002 compared to $1.65 billion in 2001. The average cost of these interest-bearing liabilities decreased to 3.34% in 2002 from 4.48% in 2001.

    On a tax equivalent basis, net interest income increased $8.1 million from $76.8 million in 2001 to $84.9 million in 2002. The net interest margin increased from 4.00% in 2001 to 4.10% in 2002. This increase is primarily the result of funding costs decreasing faster than the yield on earning assets.

    The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2002 to 2001 and 2001 to 2000.


                                                             2002 Compared to 2001                 2001 Compared to 2000
                                                           Increase (Decrease) Due to           Increase (Decrease) Due to
                                                   ---------------------------------------   --------------------------------------
                                                                                               Volume/             Volume/
(Dollar amounts in thousands)                       Volume    Rate      Rate        Total      Volume     Rate      Rate     Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest earned on
 interest-earning assets:
    Loans ((1)) ((2))                              $ 9,653  $(11,340)  $(1,005)   $ (2,692)  $  5,073   $ (3,587)  $ (169)  $ 1,317
    Taxable investment
       securities                                    1,193    (6,378)     (309)     (5,494)    (2,886)    (3,343)     316    (5,913)
    Tax-exempt
       investment
       securities ((2))                                153       (48)     --           105      3,259        797      202     4,258
    Federal funds sold                                 277       (84)      (87)        106        394       (248)    (258)     (112)
                                                   -------  --------   -------    --------   --------   --------   ------   -------
Total interest income                               11,276   (17,850)   (1,401)     (7,975)     5,840     (6,381)      91      (450)
                                                   -------  --------   -------    --------   --------   --------   ------   -------

Interest paid on interest-bearing liabilities:
    Transaction accounts                             1,517    (4,296)     (647)     (3,426)     1,107       (845)     (94)      168
    Time deposits                                    2,852   (11,169)     (858)     (9,175)    (1,215)    (1,688)      51    (2,852)
    Short-term borrowings                           (1,112)   (1,282)      567      (1,827)      (815)    (1,712)     294    (2,233)
    Other borrowings                                  (622)   (1,015)       26      (1,611)       528     (2,028)     (41)   (1,541)
                                                   -------  --------   -------    --------   --------   --------   ------   -------
 Total interest expense                              2,635   (17,762)     (912)    (16,039)      (395)    (6,273)     210    (6,458)
                                                   -------  --------   -------    --------   --------   --------   ------   -------
 Net interest income                               $ 8,641  $    (88)  $  (489)   $  8,064   $  6,235   $   (108)  $ (119)  $ 6,008
                                                   =======  ========   =======    ========   ========   ========   ======   =======


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

                               2002 ANNUAL REPORT

RESULTS OF  OPERATIONS -- SUMMARY FOR  2002

PROVISION FOR LOAN LOSSES

    The provision for loan losses is established by charging current earnings with an amount which will maintain the allowance for loan losses at a level sufficient to provide for probable incurred losses in the Corporation's loan portfolio. Management considers several factors in determining the provision, including loss experience, changes in the composition of the portfolio, the financial condition of borrowers, economic trends, and general economic conditions. The provision for loan losses totaled $9.5 million and $6.6 million for 2002 and 2001, respectively.

    Net charge-offs for 2002 increased to $8.3 million from $7.4 million in 2001. At December 31, 2002, the resulting allowance for loan losses was $21.2 million or 1.48% of total loans, net of unearned income. A year earlier the allowance was $18.3 million or 1.36% of total loans.

NON-INTEREST INCOME

    Non-interest income increased 41.9% in 2002 to $30.5 million from $21.5 million earned in 2001. Service charges and fees on deposit accounts and other service charges and fees increased $713 thousand and $1.0 million, respectively. These increases are the result of a focused effort to increase fee-based income.

    Insurance commissions increased $2.4 million due mainly to the acquisition of Forrest Sherer Inc., an insurance agency, in May 2001.

    Also, gains on sale of mortgage loans increased $558 thousand to $2.8 million at December 31, 2002, from $2.2 million in 2001. Due to low interest rates, the majority of mortgage loans made in 2002 were sold in the secondary market to protect the bank from possible interest rate increases.

    Non-interest income for 2002 also includes a $3.9 million life insurance benefit payment from bank-owned life insurance policies.

NON-INTEREST EXPENSES

    Non-interest expenses totaled $63.3 million for 2002 compared to $53.3 million for 2001. This represents an increase of $10.0 million or 18.7% for 2002. Salaries and related benefits, the largest component of this group, increased from $30.5 million to $36.5 million or 19.6%. This increase resulted from higher employee benefit costs and an increase in employees during 2002 with the addition of First Community and the impact of Forrest Sherer Inc. for the full year.

INCOME TAXES

    The Corporation's federal income tax provision was $7.2 million in 2002 compared to a provision of $7.9 million in 2001. The overall effective tax rate in 2002 of 20.1% compares to a 2001 effective rate of 24.6%. Over the past three years management has implemented a strategy which focuses on the taxability of income on securities. This strategy has benefitted the Corporation as state income tax expense has declined every year, despite increased income before tax. Further, the life insurance benefit received in 2002 is not subject to income tax.

COMPARISON OF 2001 TO 2000

    Net income for 2001 was $24.2 million or $3.56 per share compared to $23.2 million in 2000 or $3.45 per share. This increased income was primarily the result of increased net interest income of $4.7 million. Total average interest-earning assets increased to $1.92 billion in 2001 from $1.86 billion in 2000. The net interest margin increased from 3.82% in 2000 to 4.00% in 2001. This increase is primarily the result of funding costs decreasing faster than the yield on earning assets.

    The provision for loan losses increased $2.2 million, from $4.4 million in 2000 to $6.6 million in 2001, and net charge-offs increased to $7.4 million in 2001 from $3.3 million in 2000. The majority of the increased provision and net charge-offs related to a single bankruptcy.

    There was a $2.8 million negative change in net non-interest income and expense from 2000 to 2001. The increase primarily relates to the salary and related benefit costs with the addition of Forrest Sherer Inc.

    The provision for income taxes fell $1.3 million from 2000 to 2001, reducing the effective tax rate from 28.2% in 2000 to 24.6% in 2001. The year 2001 was the second year of a new tax strategy focusing on the taxability of income and securities described above in the income tax section.

                           FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION -- SUMMARY

    The Corporation's total assets increased 6.3% or $127.8 million at December 31, 2002, from a year earlier. Available-for-sale securities increased $48.0 million at December 31, 2002, from the previous year. Loans, net of unearned income, increased by $84.0 million, to $1.4 billion. This increase could have been greater as the Corporation sold approximately $173.8 million of real estate loans in the secondary market. Real estate mortgage, commercial and installment loans increased by $32.3 million, $28.8 million and $18.4 million to $789.6 million, $331.3 million and $268.1 million, respectively. The increase resulted primarily because of lower interest rates and favorable economic conditions. The increase in loans was primarily funded by an increase in deposits.

    Total shareholders' equity increased to $242.0 million at December 31, 2002, compared to $217.5 million a year earlier. Higher net income was offset by increased dividends and the continued repurchase of corporate stock. During 2002, 55,565 shares were acquired at a cost of $2.7 million. There were also 20,750 shares from the treasury with a value of $1.0 million that were contributed to the ESOP plan. In addition, during 2002, the Corporation recorded a net unrealized gain on available-for-sale securities of $6.0 million. While this fluctuation in fair value increased shareholders' equity, no gain is recognized in net income unless the security is actually sold.

    Following is an analysis of the components of the Corporation's balance sheet. Information describing the components of the Corporation's securities portfolio, and the market value, maturities and weighted average yields of the securities is included in Note 4 of the notes to the consolidated financial statements.


LOAN PORTFOLIO

    Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year-end 2002 are set forth in the following analyses.


(Dollar amounts in thousands)                  2002           2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------
Loan Category
Commercial, financial and agricultural     $  331,316     $  302,496     $  282,904     $  247,949     $  233,080
Real estate - construction                     42,930         34,610         41,325         44,782         32,880
Real estate - mortgage                        789,618        757,345        732,387        671,972        636,615
Installment                                   268,067        249,710        237,527        223,459        205,251
Lease financing                                 1,281          5,023          4,810          5,723          5,825
                                           ----------     ----------     ----------     ----------     ----------
        TOTAL                              $1,433,212     $1,349,184     $1,298,953     $1,193,885     $1,113,651
                                           ==========     ==========     ==========     ==========     ==========


                                                        After One
                                            Within      But Within    After Five
(Dollar amounts in thousands)               One Year    Five Years      Years       Total
---------------------------------------------------------------------------------------------
Maturity Distribution
Commercial, financial and agricultural     $201,448     $ 93,211     $ 36,657     $  331,316
Real estate - construction                   20,740       15,933        6,257         42,930
                                           --------     --------     --------     ----------
        TOTAL                              $222,188     $109,144     $ 42,914        374,246
                                           ========     ========     ========

Real estate - mortgage                                                               789,618
Installment                                                                          268,067
Lease financing                                                                        1,281
                                                                                  ----------
        TOTAL                                                                     $1,433,212
                                                                                  ==========

Loans maturing after one year with:
 Fixed interest rates                                   $ 47,995     $ 38,617
 Variable interest rates                                  61,149        4,297
                                                        --------     --------

        TOTAL                                           $109,144     $ 42,914
                                                        ========     ========

                               2002 ANNUAL REPORT

FINANCIAL CONDITION -- SUMMARY

ALLOWANCE FOR LOAN LOSSES

    The activity in the Corporation's allowance for loan losses is shown in the following analysis:


(Dollar amounts in thousands)                       2002            2001            2000            1999            1998
----------------------------------------------------------------------------------------------------------------------------
Amount of loans outstanding
   at December 31,                              $1,433,212      $1,349,184      $1,298,953      $1,193,885      $1,113,651
                                                ==========      ==========      ==========      ==========      ==========
Average amount of loans by year                 $1,432,290      $1,315,725      $1,256,505      $1,151,968      $1,066,537
                                                ==========      ==========      ==========      ==========      ==========
Allowance for loan losses
   at beginning of year                         $   18,313      $   19,072      $   17,949      $   16,429      $   13,503
   Addition resulting from acquisition               1,711               _            --              --               970
Loans charged off:
   Commercial, financial and agricultural            4,627           4,079           1,055             344           1,195
   Real estate - mortgage                              892             557             406             932             614
   Installment                                       4,619           4,395           3,196           3,034           2,827
   Leasing                                            --                12               6            --              --
                                                ----------      ----------      ----------      ----------      ----------
        Total loans charged off                     10,138           9,043           4,663           4,310           4,636
                                                ----------      ----------      ----------      ----------      ----------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural              840             819             578             170             461
   Real estate - mortgage                              110              60              28             142             101
   Installment                                         935             790             788             788             634
   Leasing                                            --              --              --                 5            --
                                                ----------      ----------      ----------      ----------      ----------
        Total recoveries                             1,885           1,669           1,394           1,105           1,196
                                                ----------      ----------      ----------      ----------      ----------
Net loans charged off                                8,253           7,374           3,269           3,205           3,440
Provision charged to expense                         9,478           6,615           4,392           4,725           5,396
                                                ----------      ----------      ----------      ----------      ----------
Balance at end of year                          $   21,249      $   18,313      $   19,072      $   17,949      $   16,429
                                                ==========      ==========      ==========      ==========      ==========
Ratio of net charge-offs during period
   to average loans outstanding                        .58%            .56%            .26%            .28%            .32%
                                                ==========      ==========      ==========      ==========      ==========


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

                           FIRST FINANCIAL CORPORATION

FINANCIAL CONDITION -- SUMMARY


                                                        Years Ended December 31,
                                            --------------------------------------------
(Dollar amounts in thousands)                  2002        2001        2000        1999
-----------------------------------------------------------------------------------------
Commercial, financial and agricultural       $12,993     $11,151     $10,771     $ 6,990
Real estate - mortgage                         1,471       1,330       1,060       1,348
Installment                                    5,856       4,489       3,509       3,506
Leasing                                           15          17           8           3
Unallocated                                      914       1,326       3,724       6,102
                                             -------     -------     -------     -------
    TOTAL ALLOWANCE FOR LOAN LOSSES          $21,249     $18,313     $19,072     $17,949
                                             =======     =======     =======     =======

UNDER-PERFORMING LOANS

    Management monitors the components and status of under-performing loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectibility. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. The interest income for non-accrual and restructured loans that would have been recorded in 2002, 2001 and 2000, under the original terms of the loans is $1.4 million, $1.1 million and $953 thousand, respectively. The Corporation recorded interest income on such loans in the amounts of $643 thousand, $535 thousand and $656 thousand for 2002, 2001 and 2000, respectively.


(Dollar amounts in thousands)               2002        2001        2000        1999        1998
-----------------------------------------------------------------------------------------------------
Non-accrual loans                         $11,807     $ 8,854     $ 8,316     $ 2,879     $ 4,103
Restructured loans                            546         590         735         959           7
                                          -------     -------     -------     -------     -------
                                           12,353       9,444       9,051       3,838       4,110
Accruing loans past due over 90 days        5,899       4,925       5,499       5,229       8,184
                                          -------     -------     -------     -------     -------
                                          $18,252     $14,369     $14,550     $ 9,067     $12,294
                                          =======     =======     =======     =======     =======



    The ratio of the allowance for loan losses as a percentage of under-performing loans was 116% at December 31, 2002, compared to 127% in 2001. This results from the $3.9 million increase in under-performing loans exceeding the $2.9 million increase in the allowance. The following loan categories comprise significant components of the under-performing loans at December 31, 2002:

(Dollar amounts in thousands)
----------------------------------------------------------------
Non-accrual loans:
 1-4 family residential            $ 2,382           20%
 Commercial loans                    7,813           66
 Installment loans                   1,612           14
 Other, various                       --             --
                                   -------          ---
                                   $11,807          100%
                                   =======          ===
Past due 90 days or more:
 1-4 family residential            $ 2,817           48%
 Commercial loans                    1,934           33
 Installment loans                   1,128           19
 Other, various                         20           --
                                   -------          ---
                                   $ 5,899          100%
                                   =======          ===

    There are no material concentrations by industry within the under-performing loans.

                               2002 ANNUAL REPORT

FINANCIAL CONDITION -- SUMMARY

    An element of the Corporation's asset quality management process is the ongoing review and grading of each affiliate's commercial loan portfolio. At December 31, 2002, approximately $51.4 million of commercial loans are graded doubtful or substandard, including the $9.7 million of non-accrual and past-due commercial loans listed above. This compares to $32.3 million in 2001, which included $6.6 million of non-performing loans. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. Many of these loans are still accruing and are, generally, performing in accordance with their loan agreements. However, for reasons such as previous payment history, bankruptcy proceedings, industry concerns or information specific to that borrower, it is the opinion of management that these loans require close monitoring.

DEPOSITS

    Total deposits increased to $1.43 billion at December 31, 2002, from $1.31 billion at December 31, 2001. The Corporation experienced a fluctuation between deposit types due to a rate-sensitive market environment.

    The information below presents the average amount of deposits and rates paid on those deposits for 2002, 2001 and 2000.


                                               2002                    2001                          2000
                                     ---------------------    ----------------------     -------------------------
(Dollar amounts in thousands)          Amount      Rate          Amount      Rate          Amount           Rate
------------------------------------------------------------------------------------------------------------------

Non-interest-bearing
 demand deposits                     $  202,438                $  148,931                 $ 145,923
Interest-bearing demand deposits        198,503       .97%        170,990      1.28%        168,579          1.34%
Savings deposits                        328,506      1.43%        287,012      2.74%        243,357          3.14%
Time deposits:
$100,000 or more                        193,504      3.07%        198,575      5.32%        215,889          5.66%
Other time deposits                     554,341      3.97%        495,940      5.36%        500,401          5.55%
                                     ----------                ----------                ----------
   TOTAL                             $1,477,292                $1,301,448                $1,274,149
                                     ==========                ==========                ==========


    The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2002, are summarized as follows:

             3 months or less                $   35,648
             Over 3 through 6 months             21,459
             Over 6 through 12 months            36,674
             Over 12 months                     106,544
                                             ----------
                  TOTAL                      $  200,325
                                             ==========

SHORT-TERM BORROWINGS

    A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2002, 2001 and 2000 is presented below:

(Dollar amounts in thousands)        2002        2001        2000
----------------------------------------------------------------------
Federal funds purchased             $16,311     $ 9,920     $ 5,510
Repurchase agreements                13,237      37,400      12,269
Other short-term borrowings           4,807       7,276         929
                                    -------     -------     -------
                                    $34,355     $54,596     $18,708
                                    =======     =======     =======

    The amounts and interest rates related to federal funds purchased and repurchase agreements are presented below:



(Dollar amounts in thousands)                   2002        2001        2000
--------------------------------------------------------------------------------
Average amount outstanding                    $ 24,857    $ 59,603   $  71,040
Maximum amount outstanding at a month end       66,485      81,330     117,716
Average interest rate during year                 2.73%       4.46%       6.35%
Interest rate at year-end                         1.63%       2.32%       5.47%

                           FIRST FINANCIAL CORPORATION

FINANCIAL  CONDITION -- SUMMARY

OTHER BORROWINGS

    Advances from the Federal Home Loan Bank decreased to $397.2 million in 2002 compared to $419.5 million in 2001. Increased deposits funded the reduction in advances and generally had a lower cost. The Asset/Liability Committee reviews these investments and considers the related strategies on a weekly basis. See Interest Rate Sensitivity and Liquidity below for more information. The Corporation borrowed $20 million from a financial institution during the year to purchase Community Financial Corp. The outstanding balance on this loan at year end was $19.5 million.

CAPITAL RESOURCES

    Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2002.

    First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2002 and 2001 was 29.6% and 32.3%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

INTEREST RATE SENSITIVITY AND LIQUIDITY

    First Financial Corporation has established risk measures, limits and policy guidelines for managing interest rate risk and liquidity. Responsibility for management of these functions resides with the Asset Liability Committee. The primary goal of the Asset Liability Committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors.

    INTEREST RATE RISK

    Management considers interest rate risk to be the Corporation's most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation's net interest income is largely dependent on the effective management of this risk.

    The Asset Liability position is measured using sophisticated risk management tools, including earnings simulation and market value of equity sensitivity analysis. These tools allow management to quantify and monitor both short- and long-term exposure to interest rate risk. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve and the effects of embedded options on net interest income. This measure projects earnings in the various environments over the next three years. It is important to note that measures of interest rate risk have limitations and are dependent on various assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis of these assumptions and believes them to be valid and theoretically sound. These assumptions are continuously monitored for behavioral changes.

    The Corporation from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Corporation's risk management strategy.

                               2002 ANNUAL REPORT

FINANCIAL CONDITION -- SUMMARY

    The table below shows the Corporation's estimated sensitivity profile as of December 31, 2002. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.30% over the next 12 months and increase 8.68% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.78% over the next 12 months and decrease 7.46% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                                       Percentage Change in Net Interest Income
              Basis Point              -----------------------------------------
              Interest Rate Change       12 months     24 months     36 months
--------------------------------------------------------------------------------
              Down 200                    -5.59%       -15.98%       -20.25%
              Down 100                     -1.78         -7.46         -9.74
              Up 100                        3.30          8.68         10.90
              Up 200                        5.65         16.26         20.95

    Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

    LIQUIDITY RISK

    Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $26.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $126.0 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $19.7 million in securities to be called within the next 12 months.

OUTLOOK

    The Wabash Valley, the Corporation's primary market area, experienced weakening in the economic climate similar to the national economy throughout 2002. Although an economic slowdown could have an adverse impact on the local economy, historically the Wabash Valley has slowed at a lower rate than that of the country or state. This is due largely to the fact that the Wabash Valley is not dependent on any one industry segment but is a regional center for retail, education and health-related fields. Management anticipates that the outlook for 2003 will be more positive beginning in the third quarter with growth in loans and deposits.

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

                           FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES


                                                                              December 31,
                                     ----------------------------------------------------------------------------------------------
                                                  2002                               2001                           2000
                                     ------------------------------    ----------------------------  -----------------------------
                                      Average               Yield/     Average               Yield/    Average              Yield/
(Dollar amounts in thousands)         Balance    Interest    Rate      Balance    Interest    Rate     Balance   Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Loans ((1)) ((2))                 $1,432,290    106,258   7.42%   $1,315,725    108,950    8.28%  $1,256,505  $ 107,633  8.57%
   Taxable investment securities        408,666     19,128   4.68       389,776     24,622    6.32      430,467     30,535  7.09
   Tax-exempt investments ((2))         206,034     17,220   8.36       204,205     17,115    8.38      162,907     12,857  7.89
   Federal funds sold                    24,129        374   1.55        11,877        268    2.26        5,832        380  6.52
                                     ----------   --------   ----    ----------   --------    ----   ----------   --------  ----
   Total interest-earning assets      2,071,119    142,980   6.90%    1,921,583    150,955    7.86%   1,855,711    151,405  8.16%
                                                  --------   ====                 --------    ====                --------  ====

Non-interest earning assets:
   Cash and due from banks               67,319                          58,703                          63,158
   Premises and equipment, net           29,763                          26,624                          26,404
   Other assets                          60,356                          53,168                          39,900
   Less allowance for loan losses       (20,487)                        (18,796)                        (19,017)
                                     ----------                      ----------                      ----------
       TOTALS                        $2,208,070                      $2,041,282                      $1,966,156
                                     ==========                      ==========                      ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Transaction accounts              $  527,009      6,643   1.26%   $  458,002     10,069    2.20%  $  411,936      9,901  2.40%
   Time deposits                        747,845     27,964   3.74       694,515     37,139    5.35      716,290     39,991  5.58
   Short-term borrowings                 34,759        687   1.98        62,321      2,514    4.03       75,230      4,747  6.31
   Other borrowings                     426,961     22,792   5.34       438,123     24,403    5.57      429,383     25,944  6.04
                                     ----------   --------   ----    ----------   --------    ----   ----------   --------  ----
   Total interest-bearing
    liabilities:                     $1,736,574     58,086   3.34%   $1,652,961     74,125    4.48%   1,632,839     80,583  4.94%
                                                  --------   ====                 --------    ====                --------  ====
   Non interest-bearing
    liabilities:
   Demand deposits                      202,438                         148,931                         145,923
   Other                                 30,643                          25,871                           8,491
                                     ----------                      ----------                      ----------
                                      1,969,655                       1,827,763                       1,787,253

   Shareholders' equity                 238,415                         213,519                         178,903
                                     ----------                      ----------                      ----------
          TOTALS                     $2,208,070                      $2,041,282                      $1,966,156
                                     ==========                      ==========                      ==========
   Net interest earnings                          $ 84,894                        $ 76,830                        $ 70,822
                                                  ========                        ========                        ========

   Net yield on interest-earning assets                      4.10%                            4.00%                         3.82%
                                                             ====                            =====                          ====


(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

                               2002 ANNUAL REPORT






MARKET AND DIVIDEND INFORMATION

    At year-end 2002 shareholders owned 6,809,445 shares of the Corporation's common stock. The stock is traded over-the-counter under the NASDAQ National Market System with the symbol THFF. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2002 and 2001.


                                 2002                                   2001
                   -----------------------------------   -----------------------------------
                        Bid Quotation         Cash            Bid Quotation       Cash
                                            Dividends                            Dividends
 Quarter ended        High        Low       Declared         High         Low    Declared
---------------------------------------------------------------------------------------------
 March 31            $44.85       $42.70                   $40.00      $30.50
 June 30             $51.42       $43.35     $ .62         $48.14      $35.68       $ .56
 September 30        $52.99       $44.55                   $46.25      $38.65
 December 31         $53.68       $48.60     $ .62         $44.63      $38.52       $ .58


SELECTED QUARTERLY DATA (UNAUDITED)


                                                                              2002
                                 -----------------------------------------------------------------------------
                                                               Net        Provision
                                   Interest     Interest     Interest     for Loan        Net    Net Income
(Dollar amounts in thousands)       Income       Expense      Income       Losses       Income   Per Share
                                 -----------------------------------------------------------------------------
March 31                            $34,305      $14,839     $19,466      $1,932       $6,728      $ .98
June 30                             $34,840      $14,760     $20,080      $2,416       $6,552      $ .96
September 30                        $33,835      $14,542     $19,293      $2,273       $6,171      $ .90
December 31                         $33,282      $13,945     $19,337      $2,857       $9,189      $1.36


                                                                             2001
                                 -----------------------------------------------------------------------------
                                                               Net        Provision
                                   Interest     Interest     Interest     for Loan        Net    Net Income
(Dollar amounts in thousands)       Income       Expense      Income       Losses       Income   Per Share
                                 -----------------------------------------------------------------------------
March 31                            $37,468      $20,560     $16,908      $1,488       $5,907     $ .88
June 30                             $36,480      $19,326     $17,154      $1,464       $5,783     $ .85
September 30                        $36,048      $18,139     $17,909      $1,512       $6,293     $. 92
December 31                         $34,677      $16,100     $18,577      $2,151       $6,213     $ .91