Form 10-Q
period 2003-03-31
FIRST FINANCIAL CORP /IN/
filed 2003-05-14
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   March 31, 2003
                  ----------------

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

                                  (812)238-6000
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  x   No
                                                ---     ---


As of April 30, 2003 were outstanding 6,794,085 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information                                                                            Page No.
                                                                                                          -------
     Item 1.   Financial Statements:

       Consolidated Statements of Condition..............................................................    3

       Consolidated Statements of Income.................................................................    4

       Consolidated Statements of Shareholders' Equity and Comprehensive Income..........................    5

       Consolidated Statements of Cash Flows.............................................................    6

       Notes to Consolidated Financial Statements........................................................    7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....    8

     Item 3.   Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk.........    9

     Item 4.   Controls and Procedures...................................................................   11

PART II.       Other Information:

     Item 6.  Exhibits and Reports on Form 8-K............................................................  11

     Signatures...........................................................................................  12

     Certification of Financial Results...................................................................  15


FIRST FINANCIAL CORPORATION



                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)



                                                                    March 31,       December 31,
                                                                      2003             2002
                                                                   -----------      -----------
                                                                   (Unaudited)
               ASSETS
Cash and due from banks                                            $    80,398      $    96,043
Federal funds sold and short-term investments                            2,592               50
Securities, available-for-sale                                         515,439          511,548
Loans:
  Commercial, financial and agricultural                               327,846          331,316
  Real estate - construction                                            36,889           42,930
  Real estate - mortgage                                               764,459          789,618
  Installment                                                          262,379          268,067
  Lease financing                                                        4,327            1,281
                                                                   -----------      -----------
                                                                     1,395,900        1,433,212
Less:
    Unearned income                                                       (595)            (648)
    Allowance for loan losses                                          (21,814)         (21,249)
                                                                   -----------      -----------
                                                                     1,373,491        1,411,315

Accrued interest receivable                                             13,621           15,199
Premises and equipment, net                                             29,486           29,809
Bank-owned life insurance                                               48,369           47,736
Goodwill                                                                 7,102            7,102
Other intangible assets                                                  4,114            4,289
Other real estate owned                                                  4,474            5,006
Other assets                                                            33,490           41,651
                                                                   -----------      -----------
          TOTAL ASSETS                                             $ 2,112,576      $ 2,169,748
                                                                   ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                               $   147,568      $   146,585
 Interest-bearing:
      Certificates of deposit of $100 or more                          185,678          200,325
      Other interest-bearing deposits                                1,088,497        1,087,744
                                                                   -----------      -----------
                                                                     1,421,743        1,434,654
Short-term borrowings                                                   21,513           34,355
Other borrowings                                                       391,873          423,290
Other liabilities                                                       30,558           35,478
                                                                   -----------      -----------
          TOTAL LIABILITIES                                          1,865,687        1,927,777
                                                                   -----------      -----------

Shareholders' equity
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-7,225,483
   Outstanding shares--6,794,085 in 2003 and 6,809,445 in 2002             903              903
 Additional capital                                                     66,809           66,809
 Retained earnings                                                     185,242          178,209
 Accumulated other comprehensive income                                 12,884           14,276
Treasury shares at cost 431,398 in 2003 and 416,038 in 2002            (18,949)         (18,226)
                                                                   -----------      -----------

          TOTAL SHAREHOLDERS' EQUITY                                   246,889          241,971
                                                                   -----------      -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,112,576      $ 2,169,748
                                                                   ===========      ===========



See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)



                                                                Three Months Ended
                                                                     March 31,
                                                                  2003        2002
                                                                 -------     -------
                                                                (Unaudited) (Unaudited)
INTEREST INCOME:
  Loans, including related fees                                  $24,735     $26,535
  Securities:
   Taxable                                                         4,318       4,945
   Tax-exempt                                                      1,971       2,052
  Other                                                              642         773
                                                                 -------     -------
   TOTAL INTEREST INCOME                                          31,666      34,305
                                                                 -------     -------

INTEREST EXPENSE:
Deposits                                                           7,302       8,977
Short-term borrowings                                                 84         250
Other borrowings                                                   5,351       5,612
                                                                 -------     -------
   TOTAL INTEREST EXPENSE                                         12,737      14,839
                                                                 -------     -------

   NET INTEREST INCOME                                            18,929      19,466

   Provision for loan losses                                       2,227       1,932
                                                                 -------     -------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            16,702      17,534
                                                                 -------     -------

NON-INTEREST INCOME:
   Trust and financial services                                      914         842
   Service charges and fees on deposit accounts                    1,532       1,506
   Other service charges and fees                                  2,116       1,255
   Securities gains                                                 --             1
   Insurance commissions                                           1,505       1,324
   Sales of mortgage loans                                         1,058         566
   Other                                                             954         679
                                                                 -------     -------
TOTAL NON-INTEREST INCOME                                          8,079       6,173
                                                                 -------     -------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                  9,012       8,509
   Occupancy expense                                               1,066         939
   Equipment expense                                                 860         852
   Other                                                           4,487       4,528
                                                                 -------     -------
TOTAL NON-INTEREST EXPENSE                                        15,425      14,828
                                                                 -------     -------

   INCOME BEFORE INCOME TAXES                                      9,356       8,879

Provision for income taxes                                         2,323       2,151
                                                                 -------     -------
   NET INCOME                                                    $ 7,033     $ 6,728
                                                                 =======     =======

EARNINGS PER SHARE:
   Basic and Diluted                                             $  1.04     $  0.98
                                                                 =======     =======

Weighted average number of shares outstanding (in thousands)       6,794       6,832
                                                                 =======     =======


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                               Three Months Ended
                            March 31, 2003, and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                    Accumulated
                                                                                       Other
                                          Common         Additional     Retained    Comprehensive   Treasury
                                           Stock          Capital       Earnings    Income/(Loss)    Stock           Total

Balance, January 1, 2003                  $     903      $  66,809      $ 178,209     $  14,276     $ (18,226)     $ 241,971

Comprehensive income:
     Net income                                                             7,033                                      7,033
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                 (1,392)                      (1,392)
        Total comprehensive income                                                                                     5,641
     Treasury stock purchase                                                                             (723)          (723)
                                          ---------      ---------      ---------     ---------     ---------      ---------
Balance, March 31, 2003                   $     903      $  66,809      $ 185,242     $  12,884     $ (18,949)     $ 246,889
                                          =========      =========      =========     =========     =========      =========


Balance, January 1, 2002                  $     903      $  66,680      $ 158,038     $   8,299     $ (16,409)     $ 217,511

Comprehensive income:
     Net income                                                             6,728                                      6,728
     Change in net unrealized
     gains/(losses) on available-for-
     sale securities                                                                       (412)                        (412)
        Total comprehensive income                                                                                     6,316
      Treasury stock purchase                                                                            (516)          (516)
                                          ---------      ---------      ---------     ---------     ---------      ---------
Balance, March 31, 2002                   $     903      $  66,680      $ 164,766     $   7,887     $ (16,925)     $ 223,311
                                          =========      =========      =========     =========     =========      =========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                         Three Months Ended
                                                                               March 31,
                                                                           2003          2002
                                                                         --------      --------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                               $  7,033      $  6,728
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                                   (31)         (411)
  Provision for loan losses                                                 2,227         1,932
  Securities gains                                                             --             1
  Depreciation and amortization                                               766           791
  Other, net                                                               10,409         1,838
                                                                         --------      --------
      NET CASH FROM OPERATING ACTIVITIES                                   20,404        10,879
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                                         --        22,776
Maturities and principal reductions on available-for-sale securities       54,118        41,634
Purchases of available-for-sale securities                                (60,298)      (79,662)
Loans made to customers, net of repayments                                 35,063         5,580
Net change in federal funds sold                                           (2,542)       42,206
Purchase of First Community Financial Corp.                                    --        14,554
Additions to premises and equipment                                          (268)         (622)
                                                                         --------      --------
      NET CASH FROM INVESTING ACTIVITIES                                   26,073        46,466
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                    (12,911)      (41,591)
Net change in short-term borrowings                                       (12,842)      (21,423)
Dividends paid                                                             (4,229)       (3,973)
Purchase of treasury stock                                                   (723)         (516)
Proceeds from other borrowings                                                 --        21,005
Repayments on other borrowings                                            (31,417)      (15,669)
                                                                         --------      --------
     NET CASH FROM FINANCING ACTIVITIES                                   (62,122)      (62,167)
                                                                         --------      --------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                               (15,645)       (4,822)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         96,043        68,205
                                                                         --------      --------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 80,398      $ 63,383
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                             $ 13,309      $ 15,792
                                                                         ========      ========

    Income taxes paid                                                    $     --      $    350
                                                                         ========      ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying March 31, 2003 and 2002 consolidated financial statements are unaudited. The December 31, 2002 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2002 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2002 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                        (000's)
                                                                                March 31,     December 31,
                                                                                  2003            2002
                                                                                ---------     -------------
Impaired loans with related allowance for loan losses calculated under
  SFAS No. 114..............................................................      $9,007          $8,812


      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

      The amortized cost and fair value of the Corporation's investments at March 31, 2003 are shown below. All securities are classified as available-for-sale.

                                                         (000's)
                                                      March 31, 2003
                                              Amortized Cost      Fair Value
                                              --------------      ----------
United States Government and its agencies     $178,139              $181,955
Collateralized Mortgage Obligations             67,173                69,729
States and Municipal                           156,080               165,145
Corporate Obligations                           96,781                98,610
                                              --------              --------
                                              $498,173              $515,439
                                              ========              ========

4.  Short-Term Borrowings

      Period-end short-term borrowings were comprised of the following:

                                                  (000's)
                                          March 31,       December 31,
                                             2003           2002
                                          ---------       ------------
Federal Funds Purchased                    $10,115          $16,311
Repurchase Agreements                       10,404           13,237
Note Payable - U.S. Government                 994            4,807
                                           -------          -------
                                           $21,513          $34,355
                                           =======          =======

5.  Other Borrowings

      Other borrowings at period-end are summarized as follows:

                                                                            (000's)
                                                                    March 31,   December 31,
                                                                      2003         2002
                                                                    --------    ------------
FHLB advances                                                       $367,273     $397,190
Note payable to a financial institution                               18,000       19,500
City of Terre Haute, Indiana economic development revenue bonds        6,600        6,600
                                                                    --------     --------
                                                                    $391,873     $423,290
                                                                    ========     ========

                          FIRST FINANCIAL CORPORATION


ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page four of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2002.

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


                          Summary of Operating Results


     Net income for the three months ended March 31, 2003 was $7.0 million, a 4.5% improvement from the $6.7 million in the same period in 2002. Basic earnings per share increased to $1.04 for the first quarter of 2003 compared to $0.98 for 2002, an 6.1% improvement.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased to $18.9 million in the first three months of 2003 from $19.5 million in the same period of 2002, a 2.8% decrease. This was the result of a decrease of $23.1 million in average interest earning assets and a reduced net interest margin for 2003. The net interest margin decreased from 4.09% in 2002 to 4.02% in 2003, a 1.7% decrease driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

     The financial results for the quarter were driven by a $1.9 million, or 30.9%, increase over comparable 2002 non-interest income. Mortgage interest rates continue to hover at all-time lows. Selling these low fixed-rate mortgages in the secondary market has been the over-riding strategy of the Corporation. Net cash gains on these sales in 2003 account for $492 thousand of the $1.9 million increase.

Non-Interest Expenses

     Non-interest expenses increased $597 thousand, or 4.0%. This would include one additional month of expenses for First Community in 2003 than in 2002, due to the acquisition occurring on February 1, 2002. Other cost increases would include merit increases in salaries and higher fringe benefit costs.

Allowance for Loan Losses

   The Corporation's provision for loan losses increased to $2.2 million for the first three months of 2003 compared to $1.9 million in the same period of 2002. At March 31, 2003, the allowance for loan losses was 1.56% of total loans, an increase from 1.48% at December 31, 2002. Net chargeoffs for the first three months of 2003 were $1.7 million compared to only $1.5 million for the same period of 2002. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $21.8 million at March 31, 2003 is adequate.


UNDER-PERFORMING LOANS

     Under-performing loans consist of (1) nonaccrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of under-performing loans at March 31, 2003 and December 31, 2002 follows:


                                                        (000's)
                                            March 31, 2003     December 31, 2002
                                            --------------     -----------------
Nonaccrual loans                               $11,550            $11,807
Restructured loans                                 122                546
                                               -------            -------
                                                11,672             12,353
Accruing loans past due over 90 days             4,786              5,899
                                               -------            -------
                                               $16,458            $18,252
                                               =======            =======

Ratio of the allowance for loan losses
 as a percentage of under-performing loans         133%               116%



The following loan categories comprise significant components of the nonperforming loans:


                                                         (000's)
                                           March 31, 2003      December 31, 2002
                                           --------------      -----------------
Non-Accrual Loans:
      1-4 family residential                 $ 2,227                 $ 2,382
      Commercial loans                         7,725                   7,813
      Installment loans                        1,595                   1,612
      Other, various                               3                      --
                                             -------                 -------
                                             $11,550                 $11,807
                                             =======                 =======

Past due 90 days or more:
       1-4 family residential                $ 2,549                 $ 2,817
       Commercial loans                        1,397                   1,934
       Installment loans                         840                   1,128
       Other, various                             --                      20
                                             -------                 -------
                                             $ 4,786                 $ 5,899
                                             =======                 =======



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

INTEREST RATE RISK

     Management considers interest rate risk to be the Corporation's most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result changes in interest rates. Consistency in the Corporation's net interest income is largely dependent on the effective management of this risk.

     The Asset Liability position is measured using sophisticated risk management tools, including earning simulation and market value of equity sensitivity analysis. These tools allow management to quantify and monitor both short-term and long-term exposure to interest rate risk. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve and the effects of embedded options on net interest income. This measure projects earnings in the various environments over the next three years. It is important to note that measures of interest rate risk have limitations and are dependent on various assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis of these assumptions and believes them to be valid and theoretically sound. These assumptions are continuously monitored for behavioral changes.

     The Corporation from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Corporation's risk management strategy.

     The table below shows the Corporation's estimated sensitivity profile as of March 31, 2003. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.85% over the next 12 months and increase 7.90% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.41% over the next 12 months and decrease 6.37% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.


                                    Percentage Change in Net Interest Income
Basis Point                         -----------------------------------------
Interest Rate Change                  12 months    24 months     36 months
-----------------------------------------------------------------------------
    Down 200                            -6.25        -13.40        -16.53
    Down 100                            -2.41         -6.37         -8.24
    Up 100                               3.85          7.90         10.01
    Up 200                               6.77         14.61         18.70


     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $6.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $126.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $26.5 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing the first quarter of 2003 to 2002, average loans are down $30.9 million due primarily to continued refinancing and sales of fixed-rate mortgages. Average deposits were up $11.9 million. These resources were used to pay down average bank borrowings by $42.5 million. Average shareholders' equity increased $22.5 million, or 10.1%. Strong financial performance and increased unrealized gains on securities pushed book value per share up 11.2% to $36.34 in 2003 from $32.68 in 2002. Book value per share is calculated by dividing the total equity by the number of shares outstanding.

Capital Adequacy

     As of March 31, 2003, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage rations as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.


                                                                              To Be Well
                                        March 31, 2003    December 31,2002   Capitalized
                                        --------------    ----------------   -----------
Total risk-based capital ratio              16.68%           14.83%            =>10.0%
Tier I risk-based capital ratio             15.49%           13.58%             =>6.0%
Tier I leverage capital ratio               10.94%            9.79%             =>5.0%


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

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             3(i) Amended and Restated Articles of Incorporation of First Financial Corporation, by reference to Exhibit 3(i) to Form 10-Q as filed for September 30, 2002

             3(ii) Code of By-Laws of First Financial Corporation, by reference to Exhibit 3(ii) to Form 10-Q as filed for September 30, 2002.

             10.1 Deferred Compensation Agreement and Split Dollar Insurance Agreement for Donald E. Smith, by reference to Exhibit 10.1 to Form 10-Q as filed for September 30, 2002.

             10.2 Employment Agreement for Norman L. Lowery

             10.3 2001 Long-Term Incentive Plan of First Financial Corporation, by reference to Exhibit 10.3 to Form 10-Q as filed for September 30, 2002.

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


                                          FIRST FINANCIAL CORPORATION
                                          ---------------------------
                                                (Registrant)




Date: May 9, 2003                         By  /s/ DONALD E. SMITH
                                            ------------------------------------
                                            Donald E. Smith, Chairman



Date: May 9, 2003                         By  /s/ NORMAN L. LOWER
                                            ------------------------------------
                                            Norman L. Lowery, Vice Chairman



Date: May 9, 2003                         By /s/ MICHAEL A. CARTY
                                            ------------------------------------
                                            Michael A. Carty, Treasurer & CFO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Norman L. Lowery, certify that:

1 I have reviewed this quarterly report on Form 10-Q of First Financial Corporation;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 9, 2003                      Signed: /s/  NORMAN L. LOWERY
                                                 -------------------------------
                                                 Norman L. Lowery,
                                                 Vice Chairman and CEO

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael A. Carty, certify that:

1 I have reviewed this quarterly report on Form 10-Q of First Financial Corporation;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 9, 2003


                                          Signed: /s/  MICHAEL A. CARTY
                                                 -------------------------------
                                                 Michael A. Carty,
                                                 Treasurer and CFO