Form 10-Q
period 2003-06-30
FIRST FINANCIAL CORP /IN/
filed 2003-08-13
CIK 714562

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                           FIRST FINANCIAL CORPORATION

                                  June 30, 2003

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003
                  ---------------

Commission File Number 0-16759
                       -------

                           FIRST FINANCIAL CORPORATION
             ------------------------------------------------------
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

                                  (812)238-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No      .
                                       ------    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   x    No      .
                                                ------    -----

As of July 31, 2003 were outstanding 6,782,885 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I. Financial Information

     Item 1. Financial Statements:

       Consolidated Statements of Condition ......................................................            4

       Consolidated Statements of Income .........................................................            5

       Consolidated Statements of Shareholders' Equity ...........................................            6

       Consolidated Statements of Cash Flows .....................................................            8

       Notes to Consolidated Financial Statements ................................................            9

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           10

     Item 3. Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk ...           10

     Item 4. Controls and Procedures .............................................................           13

PART II. Other Information:

        Item 4.  Submission of Matters to a Vote of Security Holders .............................           15

        Item 6.  Exhibits and Reports on Form 8-K ................................................           15

        Signatures ...............................................................................           16

        Certification of Financial Results .......................................................           19

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)

                                                                     June 30,        December 31,
                                                                       2003              2002
                                                                   ------------      ------------
                                                                   (Unaudited)
         ASSETS
Cash and due from banks                                            $     68,682      $     96,043
Federal funds sold and short-term investments                             6,247                50
Securities, available-for-sale                                          538,416           511,548
Loans:
  Commercial, financial and agricultural                                348,144           331,316
  Real estate - construction                                             34,686            42,930
  Real estate - mortgage                                                766,323           789,618
  Installment                                                           264,638           268,067
  Lease financing                                                         4,649             1,281
                                                                   ------------      ------------
                                                                      1,418,440         1,433,212
Less:
    Unearned income                                                        (567)             (648)
    Allowance for loan losses                                           (21,703)          (21,249)
                                                                   ------------      ------------
                                                                      1,396,170         1,411,315
Accrued interest receivable                                              13,790            15,199
Premises and equipment, net                                              29,553            29,809
Bank-owned life insurance                                                49,006            47,736
Goodwill                                                                  7,102             7,102
Other intangible assets                                                   3,960             4,289
Other real estate owned                                                   4,381             5,006
Other assets                                                             37,112            41,651
                                                                   ------------      ------------
          TOTAL ASSETS                                             $  2,154,419      $  2,169,748
                                                                   ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                               $    188,128      $    146,585
 Interest-bearing:
      Certificates of deposit of $100 or more                           195,102           200,325
      Other interest-bearing deposits                                 1,081,270         1,087,744
                                                                   ------------      ------------
                                                                      1,464,500         1,434,654
Short-term borrowings                                                    17,111            34,355
Other borrowings                                                        387,091           423,290
Other liabilities                                                        35,753            35,478
                                                                   ------------      ------------
          TOTAL LIABILITIES                                           1,904,455         1,927,777
                                                                   ------------      ------------

Shareholders' equity:
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares--7,225,483
   Outstanding shares--6,782,885 in 2003 and 6,809,445 in 2002             903               903
 Additional capital                                                      66,809            66,809
 Retained earnings                                                      186,800           178,209
 Accumulated other comprehensive income                                  14,996            14,276
Treasury shares, at cost - 442,598 in 2003 and 416,038 in 2002          (19,544)          (18,226)
                                                                   ------------      ------------
          TOTAL SHAREHOLDERS' EQUITY                                    249,964           241,971
                                                                   ------------      ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  2,154,419      $  2,169,748
                                                                   ============      ============

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                      2003           2002            2003           2002
                                                   ----------     ----------      ----------     ----------
                                                          (Unaudited)                    (Unaudited)
INTEREST INCOME:
  Loans, including related fees                    $   24,332     $   26,888      $   49,067     $   53,423
  Securities:
   Taxable                                              3,739          5,136           8,057         10,081
   Tax-exempt                                           2,049          1,872           4,020          3,924
  Other                                                   656            944           1,298          1,717
                                                   ----------     ----------      ----------     ----------
   TOTAL INTEREST INCOME                               30,776         34,840          62,442         69,145
                                                   ----------     ----------      ----------     ----------

INTEREST EXPENSE:
Deposits                                                6,853          8,874          14,155         17,851
Short-term borrowings                                      87            198             171            448
Other borrowings                                        5,158          5,688          10,509         11,300
                                                   ----------     ----------      ----------     ----------
   TOTAL INTEREST EXPENSE                              12,098         14,760          24,835         29,599
                                                   ----------     ----------      ----------     ----------

   NET INTEREST INCOME                                 18,678         20,080          37,607         39,546

   Provision for loan losses                            2,303          2,416           4,530          4,348
                                                   ----------     ----------      ----------     ----------

   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     16,375         17,664          33,077         35,198
                                                   ----------     ----------      ----------     ----------

NON-INTEREST INCOME:
   Trust and financial services                         1,042            866           1,956          1,708
   Service charges and fees on deposit accounts         1,644          1,461           3,176          2,967
   Other service charges and fees                       1,710          1,174           3,826          2,429
   Securities gains/(losses), net                           6            (80)              6            (79)
   Insurance commissions                                1,643          1,520           3,148          2,844
   Gain on sale of mortgage loans                         961            724           2,019          1,290
   Other                                                  504            620           1,458          1,299
                                                   ----------     ----------      ----------     ----------

TOTAL NON-INTEREST INCOME                               7,510          6,285          15,589         12,458
                                                   ----------     ----------      ----------     ----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                       8,990          8,848          18,002         17,357
   Occupancy expense                                      978            870           2,044          1,809
   Equipment expense                                      764            895           1,624          1,747
   Other                                                4,641          4,724           9,128          9,252
                                                   ----------     ----------      ----------     ----------

   TOTAL NON-INTEREST EXPENSE                          15,373         15,337          30,798         30,165
                                                   ----------     ----------      ----------     ----------

   INCOME BEFORE INCOME TAXES                           8,512          8,612          17,868         17,491

Provision for income taxes                              2,338          2,060           4,661          4,211
                                                   ----------     ----------      ----------     ----------

   NET INCOME                                      $    6,174     $    6,552      $   13,207     $   13,280
                                                   ==========     ==========      ==========     ==========

PER SHARE DATA:
   Basic and Diluted Earnings per share,           $     0.91     $     0.96      $     1.94     $     1.94
                                                   ==========     ==========      ==========     ==========
   Dividends per share                             $     0.68     $     0.62      $     0.68     $     0.62
                                                   ==========     ==========      ==========     ==========

Weighted average number
of shares outstanding (in thousands)                    6,791          6,802           6,793          6,832
                                                   ==========     ==========      ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                             June 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                          Accumulated
                                                                                             Other
                                                  Common     Additional     Retained      Comprehensive    Treasury
                                                  Stock        Capital      Earnings         Income          Stock         Total
                                               ----------    ----------    ----------    -------------    ----------     ----------
Balance, April 1, 2003                         $      903    $   66,809    $  185,242    $      12,884    $  (18,949)    $  246,889

Comprehensive income:
     Net income                                                                 6,174                                         6,174
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                         2,112                        2,112
                                                                                                                         ----------
       Total comprehensive income                                                                                             8,286

Cash dividends, $.68 per share                                                 (4,616)                                       (4,616)
Treasury stock purchase                                                                                         (595)          (595)
                                               ----------    ----------    ----------    -------------    ----------     ----------
Balance, June 30, 2003                         $      903    $   66,809    $  186,800    $      14,996    $  (19,544)    $  249,964
                                               ==========    ==========    ==========    =============    ==========     ==========

Balance, April 1, 2002                         $      903    $   66,680    $  164,766    $       7,887    $  (16,925)    $  223,311

Comprehensive income:
     Net income                                                                 6,552                                         6,552
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                         4,688                        4,688
                                                                                                                         ----------
       Total comprehensive income                                                                                            11,240

Cash dividends, $.62 per share                                                 (4,237)                                       (4,237)
Treasury stock purchase                                                                                         (240)          (240)
                                               ----------    ----------    ----------    -------------    ----------     ----------
Balance, June 30, 2002                         $      903    $   66,680    $  167,081    $      12,575    $  (17,165)    $  230,074
                                               ==========    ==========    ==========    =============    ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Six Months Ended
                             June 30, 2003, and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                             Common      Additional      Retained      Comprehensive   Treasury
                                             Stock        Capital        Earnings      Income/ (Loss)   Stock          Total
                                           ----------    ----------    --------------  --------------  ----------     ----------
Balance, January 1, 2003                   $      903    $   66,809    $      178,209  $       14,276  $  (18,226)    $  241,971

Comprehensive income:
     Net income                                                                13,207                                     13,207
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                          720                        720
                                                                                                                      ----------
       Total comprehensive income                                                                                         13,927

Cash dividends, $.68 per share                                                 (4,616)                                    (4,616)
Treasury stock purchase                                                                                    (1,318)        (1,318)
                                           ----------    ----------    --------------  --------------  ----------     ----------
Balance, June 30, 2003                     $      903    $   66,809    $      186,800  $       14,996  $  (19,544)    $  249,964
                                           ==========    ==========    ==============  ==============  ==========     ==========

Balance, January 1, 2002                   $      903    $   66,680    $      158,038  $        8,299  $  (16,409)    $  217,511

Comprehensive income
     Net income                                                                13,280                                     13,280
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                      4,276                        4,276
                                                                                                                      ----------
       Total comprehensive income                                                                                         17,556

Cash dividends, $.62 per share                                                 (4,237)                                    (4,237)
Treasury stock purchase                                                                                      (756)          (756)
                                           ----------    ----------    --------------  --------------  ----------     ----------
Balance, June 30, 2002                     $      903    $   66,680    $      167,081  $       12,575  $  (17,165)    $  230,074
                                           ==========    ==========    ==============  ==============  ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             2003           2002
                                                                          ----------     ----------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                $   13,207     $   13,280
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net amortization/(accretion) of premiums and discounts on securities           208           (765)
  Provision for loan losses                                                    4,530          4,348
  Securities (gains)/losses, net                                                  (6)            79
  Depreciation and amortization                                                1,448          1,533
  Other, net                                                                   6,486         (1,635)
                                                                          ----------     ----------
      NET CASH FROM OPERATING ACTIVITIES                                      25,873         16,840
                                                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                                            --         22,741
Maturities and principal reductions on available-for-sale securities         125,833         95,353
Purchases of available-for-sale securities                                  (154,103)      (138,308)
Loans made to customers, net of repayments                                    11,240          9,725
Net change in federal funds sold                                              (6,197)        40,210
Purchase of First Community Financial Corp.                                       --         14,554
Additions to premises and equipment                                             (863)          (944)
                                                                          ----------     ----------
      NET CASH FROM INVESTING ACTIVITIES                                     (24,090)        43,331
                                                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                        29,846        (25,277)
Net change in short-term borrowings                                          (17,244)       (25,292)
Dividends paid                                                                (4,229)        (3,973)
Purchase of treasury stock                                                    (1,318)          (756)
Proceeds from other borrowings                                                    13         21,006
Repayments on other borrowings                                               (36,212)       (17,509)
                                                                          ----------     ----------
     NET CASH FROM FINANCING ACTIVITIES                                      (29,144)       (51,801)
                                                                          ----------     ----------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (27,361)         8,370
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            96,043         68,205
                                                                          ----------     ----------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   68,682     $   76,575
                                                                          ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                              $   26,096     $   30,672
                                                                          ==========     ==========

    Income taxes paid                                                     $    6,492     $    3,330
                                                                          ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying June 30, 2003 and 2002 consolidated financial statements are unaudited. The December 31, 2002 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2002 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2002 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

Newly Issued But Not Yet Effective Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Corporation does not have these instruments or is only nominally involved in these activities, management does not expect the new accounting standards to materially affect the Corporation's operating results or financial condition.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                                     (000's)
                                                                                              June 30,      December 31,
                                                                                               2003             2002
                                                                                            ------------    ------------
Impaired loans with related allowance for loan losses calculated under SFAS No. 114         $      8,765    $      8,812

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

         The amortized cost and fair value of the Corporation's investments at June 30, 2003 are shown below. All securities are classified as available-for-sale.

                                                                   (000's)
                                                                June 30, 2003
                                                      Amortized Cost      Fair Value
                                                      --------------    --------------
United States Government and its agencies             $      186,183    $      188,170
Collateralized Mortgage Obligations                           64,850            67,415
States and Municipal                                         163,436           176,102
Corporate Obligations                                        103,697           106,729
                                                      --------------    --------------
                                                      $      518,166    $      538,416
                                                      ==============    ==============

4.  Short-Term Borrowings

     Period-end short-term borrowings were comprised of the following:

                                            (000's)
                                    June 30,      December 31,
                                      2003            2002
                                  ------------    ------------
Federal Funds Purchased           $      4,975    $     16,311
Repurchase Agreements                   10,573          13,237
Note Payable - U.S. Government           1,563           4,807
                                  ------------    ------------
                                  $     17,111    $     34,355
                                  ============    ============

5. Other Borrowings

     Other borrowings at period-end are summarized as follows:

                                                                             (000's)
                                                                     June 30,      December 31,
                                                                       2003            2002
                                                                   ------------    ------------
FHLB advances                                                      $    362,491    $    397,190
Note payable to a financial institution                                  18,000          19,500
City of Terre Haute, Indiana economic development revenue bonds           6,600           6,600
                                                                   ------------    ------------
                                                                   $    387,091    $    423,290
                                                                   ============    ============

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

                          Critical Accounting Policies

         Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, determining the pension and post-retirement benefit obligation and the valuation of originated mortgage servicing rights.

                          Summary of Operating Results

         Net income for the six months ended June 30, 2003 was $13.2 million, a 0.5% decrease from the $13.3 million for the same period in 2002. Basic earnings per share remained stable at $1.94 through the second quarter of 2003 which equaled the $1.94 through the second quarter of 2002.

         The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

         The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $1.9 million or 4.9% to $37.6 million in the first six months of 2003 from $39.5 million in the same period of 2002. This was the result of a decrease of $52.4 million in average interest earning assets primarily due to continued refinancing activity and the sale of those lower rate, fixed rate mortgage loans, in the secondary market. The net interest margin decreased from 4.08% in 2002 to 4.02% in 2003, a 6 basis point or 1.5% decrease driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

         Non-interest income through the second quarter of 2003 increased $3.1 million, or 25.1%, over the same period of 2002. Mortgage interest rates continue to hover at all-time lows, which have stimulated significant mortgage loan volume, especially in the refinancing area. Selling these lower rate, fixed-rate mortgages in the secondary market has been the over-riding strategy of the Corporation. This increased mortgage activity has resulted in $1.5 million of additional non-interest income from capitalized mortgage servicing rights, increased loan servicing and origination fees and net cash gains on sales in the secondary market, which is almost half of the $3.1 million increase in non-interest income. Other major contributors to non-interest income include increases in loan and deposit fees, insurance commissions, and trust and financial services fees, which are heavily influenced by stock market conditions which have seen recent improvement.

Non-Interest Expenses

         Non-interest expenses increased $633 thousand, or 2.1%, due mainly to increases in employee salaries and fringe benefit programs.

Allowance for Loan Losses

         The Corporation's provision for loan losses increased to $4.5 million for the first six months of 2003 compared to $4.3 million in the same period of 2002. At June 30, 2003, the allowance for loan losses was 1.53% of net loans, an increase from 1.48% at December 31, 2002. Net chargeoffs for the first six months of 2003 were $4.1 million compared to $4.2 million for the same period of 2002. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $21.7 million at June 30, 2003 is adequate.


Under-performing Loans

Under-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of under-performing loans at June 30, 2003 and December 31, 2002 follows:

                                                                  (000's)
                                                    June 30, 2003       December 31, 2002
                                                    ---------------     -----------------
Non-accrual loans                                   $        12,082     $          11,807
Restructured loans                                              181                   546
                                                    ---------------     -----------------
                                                             12,263                12,353
Accruing loans past due over 90 days                          4,858                 5,899
                                                    ---------------     -----------------
                                                    $        17,121     $          18,252
                                                    ===============     =================

Ratio of the allowance for loan losses
 as a percentage of under-performing loans                      127%                  116%

     The following loan categories comprise significant components of the under-performing loans:

                                                                                      (000's)
                                                                         June 30, 2003      December 31, 2002
                                                                        ----------------    -----------------
Non-Accrual Loans:
      1-4 family residential                                            $          2,581    $           2,382
      Commercial loans                                                             7,960                7,813
      Installment loans                                                            1,541                1,612
      Other, various                                                                  --                   --
                                                                        ----------------    -----------------
                                                                        $         12,082    $          11,807
                                                                        ================    =================

Past due 90 days or more:
       1-4 family residential    $    2,727    $    2,817
       Commercial loans                 884         1,934
       Installment loans              1,247         1,128
       Other, various                    --            20
                                 ----------    ----------
                                 $    4,858    $    5,899
                                 ==========    ==========

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

         The Asset Liability position is measured using sophisticated risk management tools, including earning simulation and market value of equity sensitivity analysis. These tools allow management to quantify and monitor both short-term and long-term exposure to interest rate risk. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve and the effects of embedded options on net interest income. This measure projects earnings in the various environments over the next three years. It is important to note that measures of interest rate risk have limitations and are dependent on various assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis of these assumptions and believes them to be valid and theoretically sound. These assumptions are regularly monitored for behavioral changes.

         The Corporation from time to time utilizes derivatives to manage interest rate risk. Management regularly evaluates the merits of such interest rate risk management products and strategies but does not anticipate the use of such products will become a major part of the Corporation's risk management strategy.

         The table below shows the Corporation's estimated sensitivity profile as of June 30, 2003. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.93% over the next 12 months and increase 7.41% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 4.37% over the next 12 months and decrease 7.78% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point             Percentage Change in Net Interest Income
                        ----------------------------------------
Interest Rate Change     12 months     24 months      36 months
                        ----------    ----------    ------------
Down 200                     -9.95        -17.56          -21.13
Down 100                     -4.37         -7.78           -9.66
Up 100                        3.93          7.41            9.50
Up 200                        7.78         14.48           18.85

         Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

         Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $7.8 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $87.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $18.0 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

         Comparing the second quarter of 2003 to 2002, average loans are down $31.0 million due primarily to continued refinancing and sales of fixed-rate mortgage loans. Average deposits were up $4.4 million. These resources were used to pay down average bank borrowings by $49.3 million. Average shareholders' equity increased $9.0 million, or 3.8%. Strong financial performance and increased unrealized gains on securities pushed book value per share up 9.4% to $36.85 in 2003 from $33.70 at June 30, 2002. Book value per share is calculated by dividing the total equity by the number of shares outstanding.


Capital Adequacy

         As of June 30, 2003, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                                              To Be Well
                                               June 30, 2003       December 31, 2002          Capitalized
                                            ------------------     ------------------     ------------------
Total risk-based capital ratio                           15.41%                 14.83%               =>10.0%
Tier I risk-based capital ratio                          14.15%                 13.58%                =>6.0%
Tier I leverage capital ratio                            10.29%                  9.79%                =>5.0%

ITEM 4. Controls and Procedures

(a) As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of First Financial Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective as of such date.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Limitations on the Effectiveness of Controls. The Corporation's management, including its principal executive officer and principal financial officer, does not expect that the Corporation's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and CFO Certifications. Appearing as an exhibit to this report there are Certifications of the Corporation's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual meeting of the shareholders of the Corporation was held on April 16, 2003

         (b) The following were elected Directors of the Corporation for a three year term by majority vote as follows:

                                    Votes for         Votes Against
                                 --------------      --------------
         Thomas T. Dinkel            5,883,523            26,277
         Mari H. George              5,908,621             1,179
         Norman L. Lowery            5,528,405           381,395
         Patrick O'Leary             5,802,113           107,687

         The following was elected Director of the Corporation for a one year term by majority vote as follows:

Chapman J. Root II.        5,771,080            138,720

         (c) The shareholders unanimously approved the annual report of the Corporation and unanimously approved the actions of the Directors and Officers of the Corporation for the Fiscal year ended December 31, 2002.

ITEM 6. Exhibits and Reports on Form 8-K.

         (a). Exhibits

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

              10.2 Employment Agreement for Norman L. Lowery, by reference to
              Exhibit 10.2 to Form 10-Q as filed for March 31, 2003.

              10.3 2001 Long-Term Incentive Plan of First Financial Corporation, by reference to Exhibit 10.3 to Form 10-Q as filed for September 30, 2002.

              31.1 Sarbanes-Oxley Act of 2002, Section 302 Certification of Chief Executive Officer

              31.2 Sarbanes-Oxley Act of 2002, Section 302 Certification of Chief Financial Officer

              32.1 Sarbanes-Oxley Act of 2002, Section 906 Certification of Chief Executive and Chief Financial Officers

         (b) Form 8-K reports filed during the quarter of the fiscal year for which this report is filed.

              Form 8-K was filed in connection with the press release dated April 24, 2003, announcing quarterly results of operations.

              Form 8-K was filed in connection with the press release dated May 22, 2003, announcing a semi-annual dividend.

                           FIRST FINANCIAL CORPORATION
                            PART II OTHER INFORMATION
                                    FORM 10-Q
                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST FINANCIAL CORPORATION
                                                (Registrant)

Date: August 8, 2003                   By  /s/ DONALD E. SMITH
                                          -------------------------------
                                          Donald E. Smith, Chairman

Date: August 8, 2003                   By  /s/ NORMAN L. LOWERY
                                          -------------------------------
                                          Norman L. Lowery, Vice Chairman

Date: August 8, 2003                   By  /s/ MICHAEL A. CARTY
                                          -------------------------------
                                          Michael A. Carty, Treasurer