Form 10-Q
period 2003-09-30
FIRST FINANCIAL CORP /IN/
filed 2003-11-12
CIK 714562

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                           FIRST FINANCIAL CORPORATION

                               September 30, 2003

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended   September 30, 2003
                  -----------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __x___ No _____.

As of October 31, 2003, there were outstanding 13,605,770 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.  Financial Information                                          Page No.
                                                                        --------
     Item 1.  Financial Statements:

       Consolidated Statements of Condition................................3

       Consolidated Statements of Income...................................4

       Consolidated Statements of Shareholders' Equity.....................5

       Consolidated Statements of Cash Flows...............................7

       Notes to Consolidated Financial Statements..........................8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................9

     Item 3.  Interest Rate Risk and Quantitative and Qualitative
              Disclosures about Market Risk...............................11

     Item 4.  Controls and Procedures.....................................12

PART II.   Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders.........13

     Item 6.  Exhibits and Reports on Form 8-K............................14

     Signatures...........................................................15

     Certification of Financial Results...................................18

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)


                                                                        September 30,       December 31,
                                                                            2003                2002
                                                                            ----                ----
                                                                        (Unaudited)
               ASSETS
Cash and due from banks                                                 $    94,505         $    96,043
Federal funds sold and short-term investments                                 5,600                  50
Securities, available-for-sale                                              532,526             511,548
Loans:
  Commercial, financial and agricultural                                    358,554             331,316
  Real estate - construction                                                 36,333              42,930
  Real estate - mortgage                                                    772,242             789,618
  Installment                                                               265,286             268,067
  Lease financing                                                             5,262               1,281
                                                                        -----------         -----------
                                                                          1,437,677           1,433,212
Less:
    Unearned income                                                            (599)               (648)
    Allowance for loan losses                                               (22,738)            (21,249)
                                                                        -----------         -----------
                                                                          1,414,340           1,411,315
Accrued interest receivable                                                  13,722              15,199
Premises and equipment, net                                                  29,402              29,809
Bank-owned life insurance                                                    49,643              47,736
Goodwill                                                                      7,102               7,102
Other intangible assets                                                       3,805               4,289
Other real estate owned                                                       4,858               5,006
Other assets                                                                 38,183              41,651
                                                                        -----------         -----------
          TOTAL ASSETS                                                  $ 2,193,686         $ 2,169,748
                                                                        ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                    $   175,327         $   146,585
 Interest-bearing:
      Certificates of deposit of $100 or more                               198,253             200,325
      Other interest-bearing deposits                                     1,076,587           1,087,744
                                                                        -----------         -----------
                                                                          1,450,167           1,434,654
Short-term borrowings                                                        76,762              34,355
Other borrowings                                                            383,742             423,290
Other liabilities                                                            29,082              35,478
                                                                        -----------         -----------
          TOTAL LIABILITIES                                               1,939,753           1,927,777
                                                                        -----------         -----------

Shareholders' equity:
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-14,450,966
   Outstanding shares--13,605,770 in 2003 and 13,618,890 in 2002              1,806                 903
 Additional capital                                                          67,181              66,809
 Retained earnings                                                          192,340             178,209
 Accumulated other comprehensive income                                      11,266              14,276
 Treasury shares, at cost - 845,196 in 2003 and 832,076 in 2002             (18,660)            (18,226)
                                                                        -----------         -----------
          TOTAL SHAREHOLDERS' EQUITY                                        253,933             241,971
                                                                        -----------         -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,193,686         $ 2,169,748
                                                                        ===========         ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                          2003              2002             2003             2002
                                                          ----              ----             ----             ----
                                                               (Unaudited)                       (Unaudited)
INTEREST INCOME:
  Loans including related fees                         $  24,121         $  26,314        $  73,188        $  79,737
  Securities:
    Taxable                                                3,653             4,471           11,710           14,552
    Tax-exempt                                             1,979             2,307            5,999            6,231
  Other                                                      647               743            1,945            2,460
                                                       ---------         ---------        ---------        ---------
   TOTAL INTEREST INCOME                                  30,400            33,835           92,842          102,980
                                                       ---------         ---------        ---------        ---------

INTEREST EXPENSE:
  Deposits                                                 6,488             8,631           20,643           26,482
  Short-term borrowings                                      151               127              322              575
  Other borrowings                                         5,230             5,784           15,739           17,084
                                                       ---------         ---------        ---------        ---------
   TOTAL INTEREST EXPENSE                                 11,869            14,542           36,704           44,141
                                                       ---------         ---------        ---------        ---------

   NET INTEREST INCOME                                    18,531            19,293           56,138           58,839

   Provision for loan losses                               2,318             2,273            6,848            6,621
                                                       ---------         ---------        ---------        ---------

   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        16,213            17,020           49,290           52,218
                                                       ---------         ---------        ---------        ---------

NON-INTEREST INCOME:
   Trust department income                                   890               864            2,846            2,572
   Service charges and fees on deposit accounts            2,068             1,590            5,244            4,557
   Other service charges and fees                          2,530             1,412            6,356            3,841
   Securities gains/(losses), net                            152                 -              158              (79)
   Insurance commissions                                   1,554             1,739            4,702            4,583
   Gains/(losses) on sales of mortgage loans                (220)            1,003            1,799            2,293
   Other                                                     336               831            1,794            2,130
                                                       ---------         ---------        ---------        ---------

TOTAL NON-INTEREST INCOME                                  7,310             7,439           22,899           19,897
                                                       ---------         ---------        ---------        ---------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                          8,961             9,466           26,963           26,823
   Occupancy expense                                         946               882            2,990            2,691
   Equipment expense                                         853               620            2,477            2,367
   Other                                                   4,818             5,468           13,946           14,720
                                                       ---------         ---------        ---------        ---------

   TOTAL NON-INTEREST EXPENSE                             15,578            16,436           46,376           46,601
                                                       ---------         ---------        ---------        ---------

   INCOME BEFORE INCOME TAXES                              7,945             8,023           25,813           25,514

Provision for income taxes                                 1,502             1,852            6,163            6,063
                                                       ---------         ---------        ---------        ---------

   NET INCOME                                          $   6,443         $   6,171        $  19,650        $  19,451
                                                       =========         =========        =========        =========

PER SHARE DATA:
   Basic and diluted earnings per share                $    0.47         $    0.45        $    1.45        $    1.42
                                                       =========         =========        =========        =========
   Dividends per share                                 $       -         $       -        $    0.34        $    0.31
                                                       =========         =========        =========        =========

   Weighted average number of
   shares outstanding (in thousands)                      13,568            13,650           13,586           13,660
                                                       =========         =========        =========        =========

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                           September 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                          Accumulated
                                                                                             Other
                                              Common        Additional      Retained     Comprehensive     Treasury
                                               Stock          Capital       Earnings        Income           Stock          Total

Balance, July 1, 2003                        $    903        $ 66,809       $186,800       $ 14,996        $(19,544)      $249,964

Comprehensive income:
     Net income                                                                6,443                                         6,443
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                     (3,730)                        (3,730)
                                                                                                                          --------
       Total comprehensive income                                                                                            2,713

Contribution of 40,000 shares to ESOP                             372                                           884          1,256
Two for one stock split                           903                           (903)                                            -
                                             --------        --------       --------       --------        --------       --------
Balance, September 30, 2003                  $  1,806        $ 67,181       $192,340       $ 11,266        $(18,660)      $253,933
                                             ========        ========       ========       ========        ========       ========



Balance, July 1, 2002                        $    903        $ 66,680       $167,081       $ 12,575        $(17,165)      $230,074

Comprehensive income:
     Net income                                                                6,171                                         6,171
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                      2,768                          2,768
                                                                                                                          --------
       Total comprehensive income                                                                                            8,939

Treasury stock purchase                                                                                        (245)          (245)
                                             --------        --------       --------       --------        --------       --------
Balance, September 30, 2002                  $    903        $ 66,680       $173,252       $ 15,343        $(17,410)      $238,768
                                             ========        ========       ========       ========        ========       ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Nine Months Ended
                          September 30, 2003, and 2002
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                        Accumulated
                                                                                           Other
                                              Common       Additional      Retained    Comprehensive    Treasury
                                               Stock         Capital       Earnings    Income/(Loss)      Stock           Total

Balance, January 1, 2003                     $    903       $ 66,809       $178,209       $ 14,276      $(18,226)       $241,971

Comprehensive income:
     Net income                                                              19,650                                       19,650
     Change in net unrealized
     gains/(losses) on available-
     for-sale securities                                                                    (3,010)                       (3,010)
                                                                                                                        --------
     Total comprehensive income                                                                                           16,640

Cash dividends, $.34 per share                                               (4,616)                                      (4,616)
Contribution of 40,000 shares to ESOP                            372                                         884           1,256
Treasury stock purchase                                                                                   (1,318)         (1,318)
Two for one stock split                           903                          (903)                                           -
                                             --------       --------       --------       --------      --------        --------
Balance, September 30, 2003                  $  1,806       $ 67,181       $192,340       $ 11,266      $(18,660)       $253,933
                                             ========       ========       ========       ========      ========        ========



Balance, January 1, 2002                     $    903       $ 66,680       $158,038       $  8,299      $(16,409)       $217,511

Comprehensive income
     Net income                                                              19,451                                       19,451
     Change in net unrealized
     gains/(losses) on available-for-
      sale securities                                                                        7,044                         7,044
                                                                                                                        --------
       Total comprehensive income                                                                                         26,495

Cash dividends, $.31 per share                                               (4,237)                                      (4,237)
Treasury stock purchase                                                                                   (1,001)         (1,001)
                                             --------       --------       --------       --------      --------        --------
Balance, September 30, 2002                  $    903       $ 66,680       $173,252       $ 15,343      $(17,410)       $238,768
                                             ========       ========       ========       ========      ========        ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)



                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               2003             2002
                                                                               ----             ----
                                                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                  $  19,650         $  19,451
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net amortization/(accretion) of premiums/discounts on securities                491            (1,133)
  Provision for loan losses                                                     6,848             6,621
  Securities (gains)/losses                                                      (158)               79
  Depreciation and amortization                                                 2,139             2,137
  Contribution of shares to ESOP                                                1,256                 -
  Other, net                                                                   (7,156)            1,509
                                                                            ---------         ---------
      NET CASH FROM OPERATING ACTIVITIES                                       23,070            28,664
                                                                            ---------         ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                                          2,270            22,741
Maturities and principal reductions on available-for-sale securities          185,636           125,663
Purchases of available-for-sale securities                                   (204,200)         (165,556)
Loans made to customers, net of repayments                                     (9,725)           14,316
Net change in federal funds sold                                               (5,550)           37,893
Purchase of First Community Financial Corp.                                         -            14,554
Additions to premises and equipment                                            (1,248)           (1,484)
                                                                            ---------         ---------
      NET CASH FROM INVESTING ACTIVITIES                                      (32,817)           48,127
                                                                            ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                         15,513           (20,829)
Net change in short-term borrowings                                            42,407           (34,475)
Dividends paid                                                                 (8,845)           (8,210)
Purchase of treasury stock                                                     (1,318)           (1,001)
Proceeds from other borrowings                                                     13            21,006
Repayments on other borrowings                                                (39,561)          (28,760)
                                                                            ---------         ---------
      NET CASH FROM FINANCING ACTIVITIES                                        8,209           (72,269)
                                                                            ---------         ---------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,538)            4,522
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             96,043            68,205
                                                                            ---------         ---------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  94,505         $  72,727
                                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                $  38,237         $  45,527
                                                                            =========         =========

    Income taxes paid                                                       $   6,761         $   8,547
                                                                            =========         =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying September 30, 2003 and 2002 consolidated financial statements are unaudited. The December 31, 2002 consolidated financial statements are as reported in the First Financial Corporation (the Corporation) 2002 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2002 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

     The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective beginning July 1, 2003.

     Because the Corporation does not have these instruments or is only nominally involved in these activities, the adoption of these new accounting standards did not materially affect the Corporation's operating results or financial condition.

     Basic/diluted earnings per share is net income divided by the weighted average number of shares outstanding during the period. Dividends per share are based upon when the dividends were declared. On September 30, 2003, the Board of Directors approved a two-for-one stock split. The number of shares outstanding, earnings per share and dividends per share have been restated for the stock split as if it had occurred on the first day of the earliest date being presented in this report.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                                  (000's)
                                                                                      September 30,     December 31,
                                                                                          2003              2002
                                                                                          ----              ----
Impaired loans with related allowance for loan losses calculated under SFAS No. 114      $9,746            $8,812

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3.   Securities
     The amortized cost and fair value of the Corporation's investments at September 30, 2003 are shown below. All securities are classified as available-for-sale.

                                                          (000's)                         (000's)
                                                     September 30, 2003              December 31, 2002
                                                Amortized Cost    Fair Value    Amortized Cost    Fair Value
                                                --------------    ----------    --------------    ----------

United States Government and its agencies          $155,735        $156,901        $204,114        $212,550
Collateralized mortgage obligations                  88,119          90,052          29,049          29,446
State and municipal                                 154,970         163,924         162,897         171,732
Corporate obligations                               119,669         121,649          96,250          97,820
                                                   --------        --------        --------        --------
                                                   $518,493        $532,526        $492,310        $511,548
                                                   ========        ========        ========        ========

4.   Short-Term Borrowings
     Period-end short-term borrowings were comprised of the following:

                                                                                        (000's)
                                                                              September 30,  December 31,
                                                                                  2003           2002
                                                                                  ----           ----
Federal Funds Purchased                                                         $ 67,572       $ 16,311
Repurchase Agreements                                                              6,279         13,237
Note Payable - U.S. Government                                                     2,911          4,807
                                                                                --------       --------
                                                                                $ 76,762       $ 34,355
                                                                                ========       ========

5.   Other Borrowings
     Other borrowings at period-end are summarized as follows:

                                                                                        (000's)
                                                                              September 30,  December 31,
                                                                                  2003           2002
                                                                                  ----           ----
FHLB Advances                                                                   $359,142       $397,190
Note Payable to a Financial Institution                                           18,000         19,500
City of Terre Haute, Indiana Economic Development Revenue bonds                    6,600          6,600
                                                                                --------       --------
                                                                                $383,742       $423,290
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

                          Summary of Operating Results

     Net income for the nine months ended September 30, 2003 was $19.6 million, a 1.0% improvement from the $19.5 million in the same period in 2002. Basic earnings per share increased to $1.45 through the third quarter of 2003 compared to $1.42 for 2002, a 2.1% improvement.

     Quarterly results for the third period of 2003 showed net income of $6.4 million, which represents a 4.4% increase over net income of $6.2 million in the third quarter of 2002. Compared to the same quarter last year, earnings per share increased 4.4% to $0.47 per share from $0.45 per share.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased to $56.1 million in the first nine months of 2003 from $58.8 million in the same period of 2002, a 4.6%, or $2.7 million decrease. This was the result of a decrease of $41.4 million in average interest earning assets and a decrease of $31.6 million in average interest bearing liabilities. The net interest margin decreased from 4.1% in 2002 to 4.0% in 2003, a 2.2% decrease driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

     Non-interest income through the third quarter of 2003 increased $3.0 million, or 15.1%, over the same period of 2002. Mortgage interest rates continue to hover at all-time lows, which have stimulated significant mortgage loan volume, especially in the refinancing area. Selling these lower rate, fixed-rate mortgages in the secondary market has been the over-riding strategy of the Corporation. This increased mortgage activity has resulted in $1.4 million of additional non-interest income from capitalized mortgage servicing rights, increased loan servicing and origination fees and net cash gains on sales in the secondary market, which is almost half of the $3.0 million increase in non-interest income. Other major contributors to non-interest income include increases in loan and deposit fees, insurance commissions, and trust and financial services fees.

Non-Interest Expenses

     Non-interest expenses decreased $858 thousand when comparing the third quarter only expenses of 2003 to those of 2002. In the third quarter of 2002 there were two adjustments recorded that increased non-interest expense; one for $652 thousand for increased pension plan expenses due to the increased number of qualified participants entering the plan from the most recent acquisitions of Forrest Sherer, Inc. and First Community Bank, N.A., and the second was a $468 thousand supplies inventory adjustment. These two adjustments are offset by 2003 third quarter increases in salaries and fringes of $147 thousand and increase in property tax expenses of $144 thousand due to refunds received in 2002 for incorrectly assessed properties.

     Non-interest expenses year-to-date decreased $225 thousand due to the same reasons above however the offsets using year to date balances are an increase in 2003 salaries of $792 thousand and increases in property tax expenses at $168 thousand due to refunds received in 2002 for incorrectly assessed properties.

Allowance for Loan Losses

   The Corporation's provision for loan losses increased to $6.8 million for the first nine months of 2003 compared to $6.6 million in the same period of 2002. At September 30, 2003, the allowance for loan losses was 1.58% of total loans, an increase from 1.48% at December 31, 2002. Net chargeoffs for the first nine months of 2003 were $5.4 million compared to $5.8 million for the same period of 2002. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $22.7 million at September 30, 2003 is adequate.

Under-performing Loans and Leases

     Under-performing loans consist of (1) nonaccrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of under-performing loans and leases at September 30, 2003 and December 31, 2002 follows:


                                                            (000's)
                                            September 30, 2003   December 31, 2002
                                            ------------------   -----------------
Non-accrual loans                                $10,681              $11,807
Restructured loans                                   369                  546
                                                 -------              -------
                                                  11,050               12,353
Accruing loans past due over 90 days               8,623                5,899
                                                 -------              -------
                                                 $19,673              $18,252
                                                 =======              =======

Ratio of the allowance for loan losses
 as a percentage of under-performing loans           116%                 116%

     The following loan categories comprise significant components of the under-performing loans:

                                                            (000's)
                                            September 30, 2003   December 31, 2002
                                            ------------------   -----------------
Non-Accrual Loans:
      1-4 family residential                     $ 1,986              $ 2,382
      Commercial loans                             7,179                7,813
      Installment loans                            1,516                1,612
      Other, various                                   -                    -
                                                 -------              -------
                                                 $10,681              $11,807
                                                 =======              =======

Past due 90 days or more:
      1-4 family residential                     $ 2,767              $ 2,817
      Commercial loans                             3,816                1,934
      Installment loans                            2,040                1,128
      Other, various                                   -                   20
                                                 -------              -------
                                                 $ 8,623              $ 5,899
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

     The table below shows the Corporation's estimated sensitivity profile as of September 30, 2003. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.03% over the next 12 months and increase 4.57% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.94% over the next 12 months and decrease 7.02% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

     Basis Point                       Percentage Change in Net Interest Income
     Interest Rate Change              12 months      24 months       36 months
     --------------------------------------------------------------------------
     Down 200                            -9.89         -17.18          -22.06
     Down 100                            -3.94          -7.02           -9.70
     Up 100                               2.03           4.57            7.33
     Up 200                               4.20           9.17           14.91

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations from its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $9.0 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $36.0 million of principal payments from mortgage-backed securities. Given the current interest rate environment, the Corporation anticipates $22.7 million of securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

    Comparing the third quarter of 2003 to the same period in 2002, average assets are down $24.5 million, or 1.11%. Average loans account for $18.5 million of this decrease due to continued refinancing and sales of fixed-rate mortgage loans. Average cash and short-term investments, down $10.4 million, average deposits, up $3.3 million, and earnings were used to reduce average bank borrowings by $38.4 million. Average shareholders' equity increased $11.3 million, or 4.8%. Strong financial performance increased book value per share 6.6% to $18.66 at September 30, 2003 from $17.50 at September 30, 2002, after the effect of the two-for-one stock split.

Capital Adequacy

     As of September 30, 2003, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                                 To Be Well
                                     September 30, 2003    December 31, 2002    Capitalized
                                     ------------------    -----------------    -----------
Total risk-based capital ratio             15.50%               14.83%            =>10.0%
Tier I risk-based capital ratio            14.25%               13.58%             =>6.0%
Tier I leverage capital ratio              10.75%                9.79%             =>5.0%


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

                           FIRST FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual meeting of the shareholders of the Corporation was held on April 16, 2003
     (b) The following were elected Directors of the Corporation for a three year term by majority vote as follows:

                                               Votes for         Votes Against
                                               ---------         -------------
          Thomas T. Dinkel                     5,883,523             26,277
          Mari H. George                       5,908,621              1,179
          Norman L. Lowery                     5,528,405            381,395
          Patrick O'Leary                      5,802,113            107,687

          The following was elected Director of the Corporation for a one year term by majority vote as follows:

          Chapman J. Root II.                  5,771,080            138,720

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

          Form 8-K was filed in connection with the press release dated July 22, 2003, announcing the 2nd quarter earnings.

          Form 8-K was filed in connection with the press release dated September 10, 2003, announcing a two-for-one stock split.

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


                                        FIRST FINANCIAL CORPORATION
                                        ---------------------------
                                                (Registrant)




Date: November 7, 2003
                                         By   /s/ DONALD E. SMITH
                                            ----------------------
                                         Donald E. Smith, Chairman



Date: November 7, 2003
                                         By    /s/ NORMAN L. LOWERY
                                            ---------------------------
                                         Norman L. Lowery, Vice Chairman



Date: November 7, 2003
                                         By   /s/ MICHAEL A. CARTY
                                            ------------------------
                                         Michael A. Carty, Treasurer