Form 10-K
period 2003-12-31
FIRST FINANCIAL CORP /IN/
filed 2004-03-15
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                                 Commission file number
   December 31, 2003                                               0-16759

                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


      INDIANA                                         35-1546989
(State of Incorporation)                    (I.R.S. Employer Identification No.)

One First Financial Plaza                               47807
   Terre Haute, IN
(Address of principal executive offices)              (Zip Code)

                 Registrant's telephone number: (812) 238-6000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

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

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes  X   No
                                           ---     ---

         As of June 30, 2003 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $337,295,810. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

         Shares of Common Stock outstanding as of February 29, 2004--13,563,770 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 21, 2004 are incorporated by reference into Part III.

                        FORM 10-K CROSS-REFERENCE INDEX



                                                                                                          PAGE
PART I

Item 1  Business ......................................................................................     2
Item 2  Properties ....................................................................................     2
Item 3  Legal Proceedings .............................................................................     2
Item 4  Submission of Matters to a Vote of Security Holders ...........................................     2

PART II

Item 5  Market for Registrant's Common Stock and Related Stockholder Matters ..........................     3
Item 6  Selected Financial Data .......................................................................     3
Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operation ..........     3
Item 7A Quantitative and Qualitative Disclosures about Market Risk ....................................     3
Item 8  Financial Statements and Supplementary Data ...................................................     3
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .........     3
Item 9A Controls and Procedures .......................................................................  3, 4

PART III

Item 10 Directors and Executive Officers of Registrant ...............................................     4
Item 11 Executive Compensation .......................................................................     4
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters     4
Item 13 Certain Relationships and Related Transactions ...............................................     4
Item 14 Principal Accountant Fees and Services .......................................................     4

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................     5

        Signatures ...................................................................................  6, 7

                                     PART I

ITEM 1. BUSINESS

     First Financial Corporation (the "Corporation") is a financial services holding company formed under Indiana law in 2001. The Corporation was originally organized as a multi-bank holding company in 1984. For more information on the Corporation's business, please refer to the following sections of the 2003 Annual Report to Shareholders:

     1. Description of services, affiliations, number of employees, and competition, on page 30.

     2. Information regarding supervision of the Corporation, on page 14.

     3. Details regarding competition, on page 30.

ITEM 2. PROPERTIES

     First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., formerly known as Terre Haute First National Bank, a wholly-owned subsidiary (the Bank). The Bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on the leases are June 30, 2012, May 31, 2011, February 14, 2011, December 31, 2008, September 1, 2006, and June 30,
2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See "Market and Dividend Information" on page 41 of the 2003 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Five Year Comparison of Selected Financial Data" on page 9 of the 2003 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See "Management's Discussion and Analysis" on pages 30 through 39 of the 2003 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 38 and 39 of the 2003 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Balance Sheets" on page 10, "Consolidated Statements of Income" on page 11, "Consolidated Statements of Changes in Shareholders Equity" on page 12, "Consolidated Statements of Cash Flows" on page 13, and "Notes to Consolidated Financial Statements" on pages 14-28. "Responsibility for Financial Statements" and "Report of Independent Auditors" can be found on page 29. Those portions of the Annual Report are incorporated by reference into this Form 10-K.

     Statistical disclosure by the Corporation includes the following information:

     1. "Volume/Rate Analysis," on page 32.

     2. "Loan Portfolio," on page 34.

     3. "Allowance for Loan Losses," on page 35.

     4. "Under-Performing Loans," on page 36.

     5. "Deposits," on page 37.

     6. "Short-Term Borrowings," on page 37.

     7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in alerting them in a timely way to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Corporation, have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under
Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under
Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under
Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under
Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for the remainder of the required disclosures under
Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2003 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2003 Annual Report of First Financial Corporation attached:

               Consolidated Balance Sheets--December 31, 2003 and 2002

               Consolidated Statements of Income--Years ended December 31, 2003, 2002, and 2001

               Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 2003, 2002, and 2001

               Consolidated Statements of Cash Flows--Years ended December 31, 2003, 2002, and 2001 Notes to Consolidated Financial Statements

         (2)   Schedules to the Consolidated Financial Statements required by
               Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

         (3)   Listing of Exhibits:

               Exhibit Number          Description
               --------------          -----------

                    13                 Annual Report

                    21                 Subsidiaries

                    31.1               Certification for Annual Report of
                                       Form 10-K by Principal Executive Officer

                    31.2 Certification for Annual Report of Form 10-K by Principal Financial Officer

                    32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Forms 8-K--First Financial furnished a Form 8-K to the Securities and Exchange Commission on November 3, 2003 in connection with the announcement of its earnings for the third quarter of 2003 and on November 21, 2003 in connection with the announcement of its declaration of a semi-annual dividend.

     (c) Exhibits--Exhibits to (a)(3) listed above are attached to this report.

     (d) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 15(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation


                                             Michael A. Carty, Signed
                                             ----------------------------------
                                             Michael A. Carty, Treasurer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)
                                             Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                    Date
Donald E. Smith, Signed                                 February 17, 2004
-----------------------                                 -----------------
Donald E. Smith, President & Director


Michael A. Carty, Signed                                February 17, 2004
------------------------                                -----------------
Michael A. Carty, Treasurer
(Principal Financial Officer
and Principal Accounting Officer)


B. Guille Cox, Jr., Signed                              February 17, 2004
--------------------------                              -----------------
B. Guille Cox, Jr., Director


Thomas T. Dinkel, Signed                                February 17, 2004
------------------------                                -----------------
Thomas T. Dinkel, Director


Anton H. George, Signed                                 February 17, 2004
-----------------------                                 -----------------
Anton H. George, Director


Mari H. George, Signed                                  February 17, 2004
----------------------                                  -----------------
Mari H. George, Director


Gregory L. Gibson, Signed                               February 17, 2004
-------------------------                               -----------------
Gregory L. Gibson, Director


Norman L. Lowery, Signed                                February 17, 2004
------------------------                                -----------------
Norman L. Lowery, Director
(Principal Executive Officer)


William A. Niemeyer, Signed                             February 17, 2004
---------------------------                             -----------------
William A. Niemeyer, Director


Patrick O'Leary, Signed                                 February 17, 2004
-----------------------                                 -----------------
Patrick O'Leary, Director


----------------------------
Chapman J. Root II, Director                            February 17, 2004
                                                        -----------------


Virginia L. Smith, Signed
-------------------------
Virginia L. Smith, Director                             February 17, 2004
                                                        -----------------

