Form 10-Q
period 2004-03-31
FIRST FINANCIAL CORP /IN/
filed 2004-05-10
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                      10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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
Yes x    No   .
   ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes x    No   .
   ---     ---

As of April 30, 2004 were outstanding 13,527,270 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I. Financial Information

     Item 1. Financial Statements:

       Consolidated Statements of Condition............................................................      3

       Consolidated Statements of Income...............................................................      4

       Consolidated Statements of Shareholders' Equity.................................................      5

       Consolidated Statements of Cash Flows...........................................................      6

       Notes to Consolidated Financial Statements......................................................      7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....      8

     Item 3. Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk.........      9

     Item 4. Controls and Procedures...................................................................     11

PART II. Other Information:

     Item 2. Changes in Securities and Use of Proceeds.................................................     12

     Item 6. Exhibits and Reports on Form 8-K..........................................................     12

     Signatures........................................................................................     13

                         Part I - Financial Information

Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
              (Dollar amounts in thousands, except per share data)

                                                                             March 31,       December 31,
                                                                               2004              2003
                                                                               ----              ----
                                                                            (Unaudited)
               ASSETS
Cash and due from banks                                                     $    62,952       $    94,198
Federal funds sold and short-term investments                                    13,616             5,850
Securities available-for-sale                                                   560,982           567,733
Loans:
  Commercial, financial and agricultural                                        379,953           374,638
  Real estate - construction                                                     31,995            35,361
  Real estate - mortgage                                                        750,349           766,911
  Installment                                                                   266,312           248,290
  Lease financing                                                                 4,671             4,884
                                                                            -----------       -----------
                                                                              1,433,280         1,430,084
Less:
    Unearned income                                                                (464)             (559)
    Allowance for loan losses                                                   (21,397)          (21,239)
                                                                            -----------       -----------
                                                                              1,411,419         1,408,286

Accrued interest receivable                                                      11,185            13,073
Premises and equipment, net                                                      30,054            29,322
Bank-owned life insurance                                                        47,748            50,279
Goodwill                                                                          7,102             7,102
Other intangible assets                                                           3,509             3,651
Other real estate owned                                                           5,151             6,424
Other assets                                                                     45,145            37,139
                                                                            -----------       -----------
          TOTAL ASSETS                                                      $ 2,198,863       $ 2,223,057
                                                                            ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                        $   156,672       $   179,517
 Interest-bearing:
      Certificates of deposit of $100 or more                                   183,594           192,185
      Other interest-bearing deposits                                         1,092,229         1,107,645
                                                                            -----------       -----------
                                                                              1,432,495         1,479,347
Short-term borrowings                                                            85,100            68,629
Other borrowings                                                                380,663           383,233
Other liabilities                                                                34,472            36,569
                                                                            -----------       -----------
          TOTAL LIABILITIES                                                   1,932,730         1,967,778
                                                                            -----------       -----------

Shareholders' equity
 Common stock, $.125 stated value per share;
   Authorized shares -- 40,000,000
   Issued shares -- 14,450,966
   Outstanding shares -- 13,532,270 in 2004 and 13,578,770 in 2003                1,806             1,806
 Additional capital                                                              67,181            67,181
 Retained earnings                                                              204,979           194,294
 Accumulated other comprehensive income                                          13,006            11,463
Treasury shares at cost 918,696 in 2004 and 872,196 in 2003                     (20,839)          (19,465)
                                                                            -----------       -----------

          TOTAL SHAREHOLDERS' EQUITY                                            266,133           255,279
                                                                            -----------       -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,198,863       $ 2,223,057
                                                                            ===========       ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                        Three Months Ended
                                                                            March 31,
                                                                        2004         2003
                                                                        ----         ----
                                                                     (Unaudited)  (Unaudited)
INTEREST INCOME:
  Loans, including related fees                                        $22,922      $24,735
  Securities:
   Taxable                                                               3,909        4,318
   Tax-exempt                                                            1,841        1,971
  Other                                                                    604          642
                                                                       -------      -------
   TOTAL INTEREST INCOME                                                29,276       31,666
                                                                       -------      -------

INTEREST EXPENSE:
Deposits                                                                 6,073        7,302
Short-term borrowings                                                      224           84
Other borrowings                                                         5,046        5,351
                                                                       -------      -------
   TOTAL INTEREST EXPENSE                                               11,343       12,737
                                                                       -------      -------

   NET INTEREST INCOME                                                  17,933       18,929

   Provision for loan losses                                             1,923        2,227
                                                                       -------      -------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  16,010       16,702
                                                                       -------      -------

NON-INTEREST INCOME:
   Trust and financial services                                          1,013          914
   Service charges and fees on deposit accounts                          2,656        1,532
   Other service charges and fees                                        1,530        2,116
   Securities gains                                                         13            -
   Insurance commissions                                                 1,388        1,505
   Sales of mortgage loans                                                 411        1,058
   Gain on life insurance benefit                                        4,113            -
   Other                                                                 1,453          954
                                                                       -------      -------
TOTAL NON-INTEREST INCOME                                               12,577        8,079
                                                                       -------      -------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                        9,353        9,012
   Occupancy expense                                                       970        1,066
   Equipment expense                                                       834          860
   Other                                                                 4,375        4,487
                                                                       -------      -------
TOTAL NON-INTEREST EXPENSE                                              15,532       15,425
                                                                       -------      -------

   INCOME BEFORE INCOME TAXES                                           13,055        9,356

Provision for income taxes                                               2,370        2,323
                                                                       -------      -------
   NET INCOME                                                          $10,685      $ 7,033
                                                                       =======      =======

EARNINGS PER SHARE:
   Basic and Diluted                                                   $   .79      $   .52
                                                                       =======      =======

Weighted average number of shares outstanding (in thousands)            13,557       13,588
                                                                       =======      =======

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                            March 31, 2004, and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                    Accumulated
                                                                       Other
                                    Common  Additional  Retained   Comprehensive   Treasury
                                    Stock    Capital    Earnings   Income/(Loss)     Stock       Total
Balance, January 1, 2003            $  903  $   66,809  $ 178,209  $     14,276    $(18,226)   $ 241,971

Comprehensive income:
     Net income                                             7,033                                  7,033
     Change in net unrealized
     gains/(losses) on available
     for-sale securities                                                 (1,392)                  (1,392)
                                                                                               ---------
        Total comprehensive income                                                                 5,641
      Treasury stock purchase                                                          (723)        (723)

                                    ------  ----------  ---------  ------------    --------    ---------
Balance, March 31, 2003             $  903  $   66,809  $ 185,242  $     12,884    $(18,949)   $ 246,889
                                    ======  ==========  =========  ============    ========    =========

Balance, January 1, 2004            $1,806  $   67,181  $ 194,294  $     11,463    $(19,465)   $ 255,279

Comprehensive income:
     Net income                                            10,685                                 10,685
     Change in net unrealized
     gains/(losses) on available
     for-sale securities                                                  1,543                    1,543
                                                                                               ---------
        Total comprehensive income                                                                12,228
     Treasury stock purchase                                                         (1,374)      (1,374)

                                    ------  ----------  ---------  ------------    --------    ---------
Balance, March 31, 2004             $1,806  $   67,181  $ 204,979  $     13,006    $(20,839)   $ 266,133
                                    ======  ==========  =========  ============    ========    =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2004           2003
                                                                              ----           ----
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                  $ 10,685       $  7,033
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                                     (520)           (31)
  Provision for loan losses                                                    1,923          2,227
  Securities gains (losses)                                                      (13)             -
  Depreciation and amortization                                                  734            766
  Gain on life insurance benefit                                              (4,113)             -
  Other, net                                                                  (3,792)        10,409
                                                                            --------       --------
      NET CASH FROM OPERATING ACTIVITIES                                       4,904         20,404
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of available-for-sale securities                                        12,636              -
Maturities and principal reductions on available-for-sale securities          17,432         54,118
Purchases of available-for-sale securities                                   (20,211)       (60,298)
Loans made to customers, net of repayments                                    (4,970)        35,063
Net change in federal funds sold                                              (7,766)        (2,542)
Proceeds from life insurance benefit                                           7,267              -
Additions to premises and equipment                                           (1,324)          (268)
                                                                            --------       --------
      NET CASH FROM INVESTING ACTIVITIES                                       3,064         26,073
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                       (46,852)       (12,911)
Net change in short-term borrowings                                           16,471        (12,842)
Dividends paid                                                                (4,889)        (4,229)
Purchase of treasury stock                                                    (1,374)          (723)
Proceeds from other borrowings                                                 2,005              -
Repayments on other borrowings                                                (4,575)       (31,417)
                                                                            --------       --------
      NET CASH FROM FINANCING ACTIVITIES                                     (39,214)       (62,122)
                                                                            --------       --------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (31,246)       (15,645)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            94,198         96,043
                                                                            --------       --------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 62,952       $ 80,398
                                                                            ========       ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying March 31, 2004 and 2003 consolidated financial statements are unaudited. The December 31, 2003 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2003 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2003 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                       (000's)
                                                                                March 31,     December 31,
                                                                                  2004           2003
                                                                                  ----           ----
Impaired loans with related allowance for loan losses calculated under
  SFAS No. 114................................................................   $14,246        $9,168

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

      The amortized cost and fair value of the Corporation's investments at March 31, 2004 and December 31, 2003 are shown below. All securities are classified as available-for-sale.

                                                           (000's)                        (000's)
                                                       March 31, 2004                December 31, 2003
                                                Amortized Cost   Fair Value    Amortized Cost   Fair Value
                                                --------------   ----------    --------------   ----------
United States Government and its agencies          $267,440       $271,054        $ 69,228       $272,009
Collateralized Mortgage Obligations                  17,483         17,507          18,022         18,024
States and Municipal                                145,947        156,760         152,719        161,990
Corporate Obligations                               113,407        115,661         113,736        115,710
                                                   --------       --------        --------       --------
                                                   $544,277       $560,982        $553,705       $567,733
                                                   ========       ========        ========       ========

4. Short-Term Borrowings

      Period - end short-term borrowings were comprised of the following:

                                                          (000's)
                                                  March 31,    December 31,
                                                    2004          2003
                                                    ----          ----
Federal Funds Purchased                            $78,330       $61,524
Repurchase Agreements                                6,129         5,130
Note Payable - U.S. Government                         641         1,975
                                                   -------       -------
                                                   $85,100       $68,629
                                                   =======       =======

5. Other Borrowings

      Other borrowings at period-end are summarized as follows:

                                                                                (000's)
                                                                        March 31,    December 31,
                                                                          2004           2003
                                                                          ----           ----
FHLB advances                                                           $356,063       $358,633
Note payable to a financial institution                                   18,000         18,000
City of Terre Haute, Indiana economic development revenue bonds            6,600          6,600
                                                                        --------       --------
                                                                        $380,663       $383,233
                                                                        ========       ========

6. Components of Net Periodic Benefit Cost

      THREE MONTHS ENDED MARCH 31,

                                                                  (000's)
                                                                         Post-Retirement
                                              Pension Benefits           Health Benefits
                                             2004          2003          2004         2003
                                             ----          ----          ----         ----
Service cost                               $   627       $   541       $    21      $    26
Interest cost                                  542           506            61           63
Expected return on plan assets                (700)         (583)            -            -
Amortization of transition obligation            -             -            15           15
Amortization of prior service cost              (5)           (5)            -            -
Amortization of net (gain) loss                 62            65            34           30
                                           -------       -------       -------      -------

Net Periodic Benefit Cost                  $   526       $   524       $   131      $   134
                                           =======       =======       =======      =======

Employer Contributions

      First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.57 and $1.2 million respectively to its Pension Plan and ESOP and $233,000 to the Post Retirement Health Benefits Plan in 2004. A contribution to the Pension Plan of $393,000 for the quarter ended March 31, 2004 was made on April 14, 2004. First Financial Corporation anticipates contributing an additional $1.18 and $1.2 million respectively to its Pension Plan and ESOP in 2004. Contributions of $101,000 have been made through the first quarter of 2004 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $180,000 to the Post Retirement Health Benefits plan in 2004.

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and
      Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

      The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2003.

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

                          Summary of Operating Results

      Net income for the three months ended March 31, 2004 was $10.7 million, a 52.9% improvement from the $7.0 million in the same period in 2003. Basic earnings per share increased to $0.79 for the first quarter of 2004 compared to $0.52 for 2003, a 51.9% improvement.

      The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

      The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased to $17.9 million in the first three months of 2004 from $18.9 million in the same period in 2003, a 5.3% decrease. The net interest margin decreased from 4.02% in 2003 to 3.78% in 2004, a 6.1% decrease, driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

      The financial results for the quarter were driven by a $4.5 million, or 55.7%, increase over comparable 2003 non-interest income. Bank Owned Life Insurance proceeds accounted for $4.1 million of the increase in non-interest income. The increase would have been $400,000 or 0.4% without the insurance proceeds. Significant increases and decreases in non-interest income include an increase in fee income on deposits as the result of a new product, First Courtesy Checking, introduced in September of 2003. This accounted for an increase in the first quarter of 2004 of $1.1 million over the same period of 2003. Mortgage servicing rights and fees for sale of loans decreased in the quarter ending March 31, 2004, compared to the same period in 2003, by $.6 million. The net volume of loans sold and serviced decreased by $23.0 million in the first quarter of 2004 compared to the same period in 2003.

Non-Interest Expenses

      Non-interest expenses increased $107,000, or 0.7% over the same period for 2003. Expenses in the sale of loans were less during the first quarter of 2004 by $163,000. Cost increases included merit increases in salaries and higher benefit costs. Income tax expense remained relatively level, despite increase in pre-tax income as proceeds from life insurance benefits are non-taxable.

Allowance for Loan Losses

      The Corporation's provision for loan losses decreased to $1.9 million for the first three months of 2004 compared to $2.2 million in the same period of 2003. At March 31, 2004, the allowance for loan losses was 1.49% of total loans, no change from the 1.49% at December 31, 2003. Net charge-offs for the first three months of 2004 were $1.8 million compared to $1.7 million for the same period in 2003. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and probable incurred losses on identified problem loans, management believes the allowance of $21.4 million at March 31, 2004 is adequate. Commercial loans classified substandard or doubtful declined from approximately $70 million at December 31, 2003 to approximately $65 million at March 31, 2004. The increase in impaired loans and the majority of the increase in non-accrual loans is represented by previously identified credits for which a specific allocation had been established in determining the adequacy of the ALLL. Therefore, the higher levels of non-accrual and impaired loans did not directly impact the level of the ALLL

Non-performing Loans

      Non-performing loans consist of (A) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (B) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (C) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2004 and December 31, 2003 follows:

                                                              (000's)
                                                  March 31, 2004    December 31, 2003
                                                  --------------    -----------------
Non-accrual loans                                     $15,334            $ 8,429
Restructured loans                                        365                542
                                                      -------            -------
                                                       15,699              8,971
Accruing loans past due over 90 days                    4,508              5,384
                                                      -------            -------
                                                      $20,207            $14,355
                                                      =======            =======

Ratio of the allowance for loan losses
 as a percentage of under-performing loans                106%               148%

The following loan categories comprise significant components of the nonperforming loans:

                                                       (000's)
                                          March 31, 2004    December 31, 2003
                                          --------------    -----------------
Non-Accrual Loans:

      1-4 family residential                 $ 2,491            $ 2,155
      Commercial loans                        11,252              4,697
      Installment loans                        1,591              1,577
                                             -------            -------
                                             $15,334            $ 8,429
                                             =======            =======

Past due 90 days or more:

       1-4 family residential                $ 2,105            $ 2,321
       Commercial loans                        1,384              1,530
       Installment loans                       1,019              1,532
                                             -------            -------
                                             $ 4,508            $ 5,384
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

      The table below shows the Corporation's estimated sensitivity profile as of March 31, 2004. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.33% over the next 12 months and increase 3.97% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.00% over the next 12 months and decrease 6.06% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                                                  Percentage Change in Net Interest Income
Basis Point                                       ----------------------------------------
Interest Rate Change                               12 months    24 months      36 months
--------------------                               ---------    ---------      ---------
Down 200                                             -9.21        -16.10        -21.77
Down 100                                             -3.00         -6.06         -9.33
Up 100                                                1.33          3.97          7.30
Up 200                                                2.76          7.96         14.71

      Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

      Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $10.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $4.0 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $18.1 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

      Comparing the first quarter of 2004 to the same period in 2003, average loans are up $18.7 million. Average deposits were up $19.4 million. These resources were used to reduce average FHLB borrowings and repurchase agreements by $28.8 million. Average shareholders' equity increased $15.3 million, or 6.2%. This financial performance increased book value per share 8.3% to $19.67 at March 31, 2004 from $18.17 at March 31, 2003. Book value per share is calculated by dividing the total shareholders'equity by the number of shares outstanding.

Capital Adequacy

      As of March 31, 2004, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                              To Be Well
                                       March 31, 2004   December 31, 2003    Capitalized
                                       --------------   -----------------    -----------
Total risk-based capital ratio             15.81%            15.67%           >or= 10.0%
Tier I risk-based capital ratio            14.56%            14.43%            >or= 6.0%
Tier I leverage capital ratio              10.85%            10.67%            >or= 5.0%

ITEM 4.  Controls and Procedures

      First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds.

                  (e)      Purchases of Equity Securities

         The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

                                                                                (c)
                                                                          Total Number Of
                                                                         Shares Purchased As             (d)
                                       (a)                (b)             Part Of Publicly         Part Of Maximum
                                Total Number Of      Average Price        Announced Plans Or      Of Shares That May
                                Shares Purchased    Paid Per Share            Programs*            Yet Be Purchased*
                                ----------------    --------------            ---------            -----------------
January 1 - 31, 2004                      0               N/A                   N/A                      N/A

February 1 - 29, 2004                15,000              29.65                  N/A                      N/A

March 1 - 31, 2004                   31,500              29.52                  N/A                      N/A

Total                                46,500              29.56                  N/A                      N/A

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 6(a). Exhibits.

Exhibit No:                           Description of Exhibit:
-----------                           -----------------------
      3.1         Amended and Restated Articles of Incorporation of First
                  Financial Corporation, incorporated by reference to the
                  Corporation's Form 10-Q filed for the quarter ended September
                  30, 2003.

      3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

      10.1        Employment Agreement for Norman L. Lowery, dated January 1,
                  2004.

      10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

      31.1        Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2004 by Principal
                  Executive Officer, dated May 7, 2004.

      31.2        Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2004 by Principal
                  Financial Officer, dated May 7, 2004.

      32.1        Certification, dated May 7, 2004, of Principal Executive
                  Officer and Principal Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2003 on Form 10-Q for the quarter ended March 31, 2004.

ITEM 6(b). Reports filed on Form 8-K.

         First Financial Corporation filed the following Forms 8-K:

                  - Filed February 5, 2004 to report a press release of annual and fourth quarter 2003 earnings.

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

                                                 FIRST FINANCIAL CORPORATION
                                                 -------------------------------
                                                 (Registrant)

Date: May 7, 2004                                By /s/ Donald E. Smith
                                                 -------------------------------
                                                 Donald E. Smith, Chairman

Date: May 7, 2004                                By /s/ Norman L. Lowery
                                                 -------------------------------
                                                 Norman L. Lowery, Vice Chairman

Date: May 7, 2004                                By /s/ Michael A. Carty
                                                 -------------------------------
                                                 Michael A. Carty, Treasurer

                                  Exhibit Index

Exhibit No:                       Description of Exhibit:
-----------                       -----------------------
      3.1         Amended and Restated Articles of Incorporation of First
                  Financial Corporation, incorporated by reference to the
                  Corporation's Form 10-Q filed for the quarter ended September
                  30, 2003.

      3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

      10.2        Employment Agreement for Norman L. Lowery, dated January 1,
                  2004.

      10.3 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

      31.1        Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2004 by Principal
                  Executive Officer, dated May 7, 2004.

      31.2        Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2004 by Principal
                  Financial Officer, dated May 7, 2004.

      32.1        Certification, dated May 7, 2004, of Principal Executive
                  Officer and Principal Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2003 on Form 10-Q for the quarter ended March 31, 2004.