Form 10-Q
period 2004-06-30
FIRST FINANCIAL CORP /IN/
filed 2004-08-13
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended   June 30, 2004

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

Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ].

As of August 11, 2004 there were outstanding 13,501,270 shares of common stock.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                                 Page No.
                                                                                                                 --------
PART I.  Financial Information
       Item 1. Financial Statements:
          Consolidated Balance Sheets......................................................................           3
          Consolidated Statements of Income................................................................           4
          Consolidated Statements of Shareholders' Equity..................................................           5
          Consolidated Statements of Cash Flows............................................................           7
          Notes to Consolidated Financial Statements.......................................................           8
       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......           9
       Item 3. Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk...........          11
       Item 4. Controls and Procedures.....................................................................          12
PART II.   Other Information:
       Item 2. Changes in Securities and Use of Proceeds...................................................          13
       Item 4. Submission of Matters to a Vote of Security Holders.........................................          13
       Item 6. Exhibits and Reports on Form 8-K............................................................          13
       Signatures..........................................................................................          14

                         Part I - Financial Information

Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                            June 30,      December 31,
                                                                             2004             2003
                                                                          -----------     ------------
                                                                          (Unaudited)
               ASSETS
Cash and due from banks                                                   $    88,534     $    94,198
Federal funds sold and short-term investments                                   6,750           5,850
Securities available-for-sale                                                 534,998         567,733
Loans:
  Commercial, financial and agricultural                                      409,537         374,638
  Real estate - construction                                                   29,612          35,361
  Real estate - mortgage                                                      761,220         766,911
  Installment                                                                 255,451         248,290
  Lease financing                                                               4,109           4,884
                                                                          -----------     -----------
                                                                            1,459,929       1,430,084
Less:
  Unearned income                                                                (448)           (559)
  Allowance for loan losses                                                   (21,815)        (21,239)
                                                                          -----------     -----------
                                                                            1,437,666       1,408,286
Accrued interest receivable                                                    11,513          13,073
Premises and equipment, net                                                    31,067          29,322
Bank-owned life insurance                                                      48,192          50,279
Goodwill                                                                        7,102           7,102
Other intangible assets                                                         3,368           3,651
Other real estate owned                                                         5,262           6,424
Other assets                                                                   37,469          37,139
                                                                          -----------     -----------
             TOTAL ASSETS                                                 $ 2,211,921     $ 2,223,057
                                                                          ===========     ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                      $   245,681     $   179,517
 Interest-bearing:
      Certificates of deposit of $100 or more                                 174,371         192,185
      Other interest-bearing deposits                                       1,009,996       1,107,645
                                                                          -----------     -----------
                                                                            1,430,048       1,479,347
Short-term borrowings                                                         104,258          68,629
Other borrowings                                                              385,307         383,233
Other liabilities                                                              32,432          36,569
                                                                          -----------     -----------
             TOTAL LIABILITIES                                              1,952,045       1,967,778
                                                                          -----------     -----------
Shareholders' equity:
 Common stock, $.125 stated value per share;
  Authorized shares -- 40,000,000
  Issued shares-14,450,966
  Outstanding shares --  13,501,270 in 2004 and 13,578,770 in 2003              1,806           1,806
 Additional capital                                                            67,181          67,181
 Retained earnings                                                            206,043         194,294
 Accumulated other comprehensive income                                         6,594          11,463
Treasury shares, at cost 949,696 in 2004 and 872,196 in 2003                  (21,748)        (19,465)
                                                                          -----------     -----------
             TOTAL SHAREHOLDERS' EQUITY                                       259,876         255,279
                                                                          -----------     -----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,211,921     $ 2,223,057
                                                                          ===========     ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                 2004       2003       2004       2003
                                                                 ----       ----       ----       ----
                                                                    (Unaudited)           (Unaudited)
INTEREST INCOME:
  Loans, including related fees                                 $22,744    $24,332    $45,666    $49,067
  Securities:
    Taxable                                                       3,816      3,739      7,725      8,057
    Tax-exempt                                                    1,797      2,049      3,638      4,020
  Other                                                             468        656      1,072      1,298
                                                                -------    -------    -------    -------
    TOTAL INTEREST INCOME                                        28,825     30,776     58,101     62,442
                                                                -------    -------    -------    -------
INTEREST EXPENSE:
Deposits                                                          5,853      6,853     11,926     14,155
Short-term borrowings                                               260         87        484        171
Other borrowings                                                  4,959      5,158     10,005     10,509
                                                                -------    -------    -------    -------
    TOTAL INTEREST EXPENSE                                       11,072     12,098     22,415     24,835
                                                                -------    -------    -------    -------
    NET INTEREST INCOME                                          17,753     18,678     35,686     37,607
    Provision for loan losses                                     1,923      2,303      3,846      4,530
                                                                -------    -------    -------    -------
    NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              15,830     16,375     31,840     33,077
                                                                -------    -------    -------    -------
NON-INTEREST INCOME:
    Trust and financial services                                  1,011      1,042      2,024      1,956
    Service charges and fees on deposit accounts                  2,964      1,644      5,620      3,176
    Other service charges and fees                                1,838      1,710      3,368      3,826
    Securities gains/ (losses), net                                 410          6        423          6
    Insurance commissions                                         1,472      1,643      2,860      3,148
    Gain on sale of mortgage loans                                  132        961        543      2,019
    Gain on life insurance benefit                                    -          -      4,113          -
    Other                                                           494        504      1,947      1,458
                                                                -------    -------    -------    -------
TOTAL NON-INTEREST INCOME                                         8,321      7,510     20,898     15,589
                                                                -------    -------    -------    -------
NON-INTEREST EXPENSES:
    Salaries and employee benefits                                9,396      8,990     18,749     18,002
    Occupancy expense                                             1,015        978      1,985      2,044
    Equipment expense                                               843        764      1,677      1,624
    Other                                                         4,618      4,641      8,993      9,128
                                                                -------    -------    -------    -------
    TOTAL NON-INTEREST EXPENSE                                   15,872     15,373     31,404     30,798
                                                                -------    -------    -------    -------
    INCOME BEFORE INCOME TAXES                                    8,279      8,512     21,334     17,868
Provision for income taxes                                        1,950      2,338      4,320      4,661
                                                                -------    -------    -------    -------
    NET INCOME                                                  $ 6,329    $ 6,174    $17,014    $13,207
                                                                =======    =======    =======    =======
PER SHARE DATA:
    Basic and Diluted Earnings per share,                       $  0.47    $  0.45    $  1.26    $  0.97
                                                                =======    =======    =======    =======
    Dividends per share                                         $  0.39    $  0.34    $  0.39    $  0.34
                                                                =======    =======    =======    =======
Weighted average number of shares outstanding (in thousands)     13,517     13,582     13,537     13,585
                                                                =======    =======    =======    =======

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                             June 30, 2004 and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                              Common     Additional    Retained     Comprehensive   Treasury
                                               Stock      Capital      Earnings     Income/(Loss)     Stock        Total
                                              -------    ----------    --------     -------------   ---------    ---------
Balance, April 1, 2004                        $ 1,806     $ 67,181     $204,979        $13,006      $(20,839)    $266,133
Comprehensive income:
       Net income                                                         6,329                                     6,329
       Change in net unrealized
       gains/ (losses) on securities
       available for sale                                                               (6,412)                    (6,412)
                                                                                                                 --------
         Total comprehensive income/(loss)                                                                            (83)
Cash dividends, $.39 per share                                           (5,265)                                   (5,265)
Treasury stock purchase                                                                                  (909)       (909)
                                              -------     --------     --------        -------      --------     --------
Balance, June 30, 2004                        $ 1,806     $ 67,181     $206,043        $ 6,594      $(21,748)    $259,876
                                              =======     ========     ========        =======      ========     ========
Balance, April 1, 2003                        $   903     $ 66,809     $185,242        $12,884      $(18,949)    $246,889
Comprehensive income:
       Net income                                                         6,174                                     6,174
       Change in net unrealized
       Gains/ (losses) on securities
       available for sale                                                                2,112                      2,112
                                                                                                                 --------
         Total comprehensive income                                                                                 8,286
Cash dividends, $.34 per share                                           (4,616)                                   (4,616)
Treasury stock purchase                                                                                  (595)       (595)
                                              -------     --------     --------        -------      --------     --------
Balance, June 30, 2003                        $   903     $ 66,809     $186,800        $14,996      $(19,544)    $249,964
                                              =======     ========     ========        =======      ========     ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Six Months Ended
                             June 30, 2004, and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other
                                         Common     Additional    Retained   Comprehensive   Treasury
                                          Stock      Capital      Earnings   Income/ (Loss)    Stock        Total
                                        --------    ----------    --------   --------------  ---------    ---------
Balance, January 1, 2004                $  1,806     $ 67,181     $194,294      $11,463      $(19,465)    $  255,279
Comprehensive income
       Net income                                                   17,014                                   17,014
       Change in net unrealized
       gains/ (losses) on securities
       available for sale                                                        (4,869)                     (4,869)
                                                                                                          ---------
         Total comprehensive income                                                                          12,145
Cash dividends, $.39 per share                                      (5,265)                                  (5,265)
Treasury stock purchase                                                                        (2,283)       (2,283)
                                        --------     --------     --------      -------      --------     ---------
Balance, June 30, 2004                  $  1,806     $ 67,181     $206,043      $ 6,594      $(21,748)    $ 259,876
                                        ========     ========     ========      =======      ========     =========
Balance, January 1, 2003                $    903     $ 66,809     $178,209      $14,276      $(18,226)    $ 241,971
Comprehensive income:
       Net income                                                   13,207                                   13,207
       Change in net unrealized
       gains/ (losses) on securities
       available for sale                                                           720                         720
                                                                                                          ---------
         Total comprehensive income                                                                          13,927
Cash dividends, $.34 per share                                      (4,616)                                  (4,616)
Treasury stock purchase                                                                        (1,318)       (1,318)
                                        --------     --------     --------      -------      --------     ---------
Balance, June 30, 2003                  $    903     $ 66,809     $186,800      $14,996      $(19,544)    $ 249,964
                                        ========     ========     ========      =======      ========     =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                              2004        2003
                                                                              ----        ----
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $ 17,014     $  13,207
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net amortization/ (accretion) of premiums and discounts on securities       1,039           208
  Provision for loan losses                                                   3,846         4,530
  Securities (gains)/losses, net                                               (423)           (6)
  Depreciation and amortization                                               1,500         1,448
  Other, net                                                                 (4,029)        6,486
                                                                           --------     ---------
      NET CASH FROM OPERATING ACTIVITIES                                     18,947        25,873
                                                                           --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available for sale                                       24,857             -
Maturities and principal reductions on securities available for sale         37,187       125,833
Purchases of securities available for sale                                  (38,040)     (154,103)
Loans made to customers, net of repayments                                  (33,251)       11,240
Net change in federal funds sold                                               (900)       (6,197)
Proceeds from life insurance benefit                                          7,267             -
Additions to premises and equipment                                          (2,962)         (863)
                                                                           --------     ---------
      NET CASH FROM INVESTING ACTIVITIES                                     (5,842)      (24,090)
                                                                           --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                      (49,299)       29,846
Net change in short-term borrowings                                          35,629       (17,244)
Dividends paid                                                               (4,890)       (4,229)
Purchase of treasury stock                                                   (2,283)       (1,318)
Proceeds from other borrowings                                               42,006            13
Repayments on other borrowings                                              (39,932)      (36,212)
                                                                           --------     ---------
     NET CASH FROM FINANCING ACTIVITIES                                     (18,769)      (29,144)
                                                                           --------     ---------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (5,664)      (27,361)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          94,198        96,043
                                                                           --------     ---------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 88,534     $  68,682
                                                                           ========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                               $ 23,276     $  26,096
                                                                           ========     =========
    Income taxes paid                                                      $  5,757     $   6,492
                                                                           ========     =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying June 30, 2004 and 2003 consolidated financial statements are unaudited. The December 31, 2003 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2003 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2003 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                              (000's)
                                                                                       June 30,    December 31,
                                                                                        2004          2003
                                                                                       -------     ------------
Impaired loans with related allowance for loan losses calculated under SFAS No. 114    $14,015       $9,168

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

      The amortized cost and fair value of the Corporation's investments at June 30, 2004 and December 31, 2003 are shown below. All securities are classified as available-for-sale.

                                                        (000's)                       (000's)
                                                    June 30, 2004               December 31, 2003
                                            Amortized Cost   Fair Value   Amortized Cost   Fair Value
                                            --------------   ----------   --------------   ----------
United States Government and its agencies      $237,242       $249,518       $269,228       $272,009
Collateralized Mortgage Obligations              25,161         25,175         18,022         18,024
States and Municipal                            145,295        150,960        152,719        161,990
Corporate Obligations                           107,908        109,345        113,736        115,710
                                               --------       --------       --------       --------
                                               $515,606       $534,998       $553,705       $567,733
                                               ========       ========       ========       ========

4. Short-Term Borrowings

      Period - end short-term borrowings were comprised of the following:

                                         (000's)
                                  June 30,    December 31,
                                    2004         2003
                                  --------    ------------
Federal Funds Purchased           $ 97,944      $61,524
Repurchase Agreements                5,442        5,130
Note Payable - U.S. Government         872        1,975
                                  --------      -------
                                  $104,258      $68,629
                                  ========      =======

5. Other Borrowings

      Other borrowings at period-end are summarized as follows:

                                                                         (000's)
                                                                   June 30,    December 31,
                                                                     2004          2003
                                                                   --------    ------------
FHLB advances                                                      $360,707      $358,633
Note payable to a financial institution                              18,000        18,000
City of Terre Haute, Indiana economic development revenue bonds       6,600         6,600
                                                                   --------      --------
                                                                   $385,307      $383,233
                                                                   ========      ========


6. Components of Net Periodic Benefit Cost

                                              THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30,
                                                        (000's)                                     (000's)
                                                             Post-Retirement                            Post-Retirement
                                        Pension Benefits     Health Benefits      Pension Benefits      Health Benefits
                                          2004      2003     2004        2003     2004         2003      2004     2003
                                          ----      ----     ----        ----     ----         ----      ----     ----
Service cost                             $ 627     $ 542     $ 20        $ 25    $ 1,254     $ 1,083     $ 41     $ 51
Interest cost                              542       507       61          63      1,084       1,013      122      126
Expected return on plan assets            (700)     (584)       -           -     (1,400)     (1,167)       -        -
Amortization of transition obligation        -         -       15          15          -           -       30       30
Amortization of prior service cost          (4)       (4)       -           -         (9)         (9)       -        -
Amortization of net (gain) loss             61        64       34          30        123         129       68       60
                                         -----     -----     ----        ----    -------     -------     ----     ----
Net Periodic Benefit Cost                $ 526     $ 525     $130        $133    $ 1,052     $ 1,049     $261     $267
                                         =====     =====     ====        ====    =======     =======     ====     ====

Employer Contributions

      First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.57 and $1.2 million respectively to its Pension Plan and ESOP and $233,000 to the Post Retirement Health Benefits Plan in 2004. A contribution to the Pension Plan of $785,000 for the 6 months ended June 30, 2004 has been made. First Financial Corporation anticipates contributing an additional $788,000 and $1.2 million respectively to its Pension Plan and ESOP in 2004. Contributions of $177,000 have been made through the first half of 2004 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $150,000 to the Post Retirement Health Benefits plan in 2004.

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

                          Critical Accounting Policies

      Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of originated mortgage servicing rights and the valuation of goodwill. See further discussion of these critical accounting policies in the 2003 Annual Report on Form 10-K.

                          Summary of Operating Results

      Net income for the three months ended June 30, 2004 was $6.3 million, a 1.6% increase from the $6.2 million for the same period in 2003. Basic earnings per share for the quarter ended June 30, 2004 increased to $0.47, a 4.4% increase from the $0.45 for the same period in 2003. The year-to-date net income at June 30, 2004 was $17.0 million or $1.26 per share, compared to $13.2 million or $0.97 per share for the same period in 2003. These represent 28.8% and 29.9% increases in net income and earnings per share, respectively.

      The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

      The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $1.9 million or 5.1% to $35.7 million in the first six months of 2004 from $37.6 million in the same period in 2003. The net interest margin decreased from 4.02% in 2003 to 3.77% in 2004, a 25 basis point decrease driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

      Non-interest income through the second quarter of 2004 increased $5.3 million, or 34.1%, over the same period of 2003. Life insurance proceeds account for $4.1 million. First Courtesy checking, a new product introduced in the fourth quarter of 2003 increased service charges on deposit income by $2.4 million. During the first 6 months of 2003, there were significantly more loans sold than during the same period of 2004. As a result, income from the sale of loans decreased $1.5 million from the prior period. An increase in interest rates has decreased the volume of loan refinancing, the result being a decrease in loans sold.

Non-Interest Expenses

      Non-interest expenses increased $606 thousand, or 2.0%, due mainly to increases in employee salaries and fringe benefit programs.

Allowance for Loan Losses

      The Corporation's provision for loan losses decreased to $3.8 million for the first six months of 2004 compared to $4.5 million in the same period of 2003. At June 30, 2004, the allowance for loan losses was 1.49% of net loans, the same as December 31, 2003. Net chargeoffs for the first six months of 2004 were $3.3 million compared to $4.1 million for the same period in 2003. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $21.8 million at June 30, 2004 is adequate. Commercial loans classified substandard or doubtful declined from approximately $70 million at December 31, 2003 to approximately $65 million at June 30, 2004. The increase in impaired loans and the majority of the increase in non-accrual loans is represented by previously identified credits for which a specific allocation had been established in determining the adequacy of the Allowance for Loan Losses. Therefore, the higher levels of non-accrual and impaired loans did not directly impact the level of the Allowance for Loan Losses.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2004 and December 31, 2003 follows:

                                                    (000's)
                                        June 30, 2004   December 31, 2003
                                        -------------   -----------------
Non-accrual loans                           $19,124          $ 8,429
Restructured loans                              324              542
                                            -------          -------
                                             19,448            8,971
Accruing loans past due over 90 days          6,157            5,384
                                            -------          -------
                                            $25,605          $14,355
                                            =======          =======
Ratio of the allowance for loan losses
 as a percentage of non-performing loans         85%             148%

      The following loan categories comprise significant components of the non-performing loans:

                                               (000's)
         .                         June 30, 2004     December 31, 2003
                                   -------------     -----------------
Non-Accrual Loans:
      1-4 family residential           $ 1,957             $2,155
      Commercial loans                  15,613              4,697
      Installment loans                  1,554              1,577
                                       -------             ------
                                       $19,124             $8,429
                                       =======             ======
Past due 90 days or more:
       1-4 family residential          $ 3,258             $2,321
       Commercial loans                  1,701              1,530
       Installment loans                 1,198              1,533
                                       -------             ------
                                       $ 6,157             $5,384
                                       =======             ======

Interest Rate Sensitivity and Liquidity

      First Financial Corporation has established risk measures, limits, and policy guidelines for managing interest rate risk and liquidity. Responsibility for management of these functions resides with the Asset Liability Committee. The primary goal of the Asset Liability Committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors.

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

      The table below shows the Corporation's estimated sensitivity profile as of June 30, 2004. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.76% over the next 12 months and increase 5.38% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.73% over the next 12 months and decrease 5.73% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                         Percentage Change in Net Interest Income
Basis Point              ----------------------------------------
Interest Rate Change     12 months        24 months     36 months
--------------------     ---------        ---------     ---------
      Down 200              -6.18           -14.02       -20.59
      Down 100              -1.73            -5.73       - 9.44
      Up 100                 1.76             5.38         9.16
      Up 200                 1.85             8.91        16.52

      Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

      Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $37.4 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $63.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $13.1 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

      Comparing the first six months of 2004 to the year 2003, average loans are up $8.2 million. Average deposits are up $9.9 million. Average shareholders' equity increased $24.1 million, or 10.1%. Strong financial performance pushed book value per share up 4.4% to $19.25 in 2004 from $18.43 at June 30, 2003. Book value per share is calculated by dividing the total equity by the number of shares outstanding.

Capital Adequacy

      As of June 30, 2004, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                                To Be Well
                                     June 30, 2004      December 31, 2003      Capitalized
                                     -------------      -----------------      -----------
Total risk-based capital ratio           16.26%              15.67%              >or=10.0%
Tier I risk-based capital ratio          15.01%              14.43%              >or= 6.0%
Tier I leverage capital ratio            11.00%              10.67%              >or= 5.0%

ITEM 4. Controls and Procedures

      First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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


                                                                         (c)
                                                                Total Number Of Shares           (d)
                                (a)                (b)           Purchased As Part Of        Maximum Number Of
                           Total Number Of     Average Price    Publicly Announced Plans    Shares That May Yet
                           Shares Purchased   Paid Per Share         Or Programs *            Be Purchased *
                           ----------------   --------------    ------------------------    -------------------
April 1 - 30, 2004              5,000             29.85                   N/A                       N/A
May 1-31, 2004                 18,500             29.14                   N/A                       N/A
June 1-30, 2004                 7,500             29.35                   N/A                       N/A
Total                          31,000             29.31                   N/A                       N/A

      * The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual meeting of the shareholders of the Corporation was held on April 21, 2004

      (b) The following were elected Directors of the Corporation for a three year term as follows:

                           Votes for       Votes Against
                           ---------       -------------
Chapman J. Root II         10,964,305            3,376
William H. Niemeyer        10,930,018           37,663
Donald E. Smith             9,780,695        1,186,985

ITEM 6(a).    Exhibits.

Exhibit No:                                                     Description of Exhibit:
-----------                                                     -----------------------
3.1           Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to the
              Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

3.2           Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

10.1          Employment Agreement for Norman L. Lowery, dated January 1, 2004, by reference to Exhibit 10-2 to the Corporation
              Form 10-Q filed for the quarter ended March 31, 2004.

10.2          2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's
              Form 10-Q filed for the quarter ended September 30, 2003.

31.1          Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 by
              Principal Executive Officer, dated August 11, 2004.

31.2          Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 by
              Principal Financial Officer, dated August 11, 2004.

32.1          Certification, dated August 11, 2004, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6(b).    Reports filed on Form 8-K.

              First Financial Corporation filed the following Forms 8-K:

                  - Form 8-K, pursuant to item 12, was filed on April 29, 2004 in connection with the press release dated April 27, 2004, announcing quarterly results of operations.

                  - Form 8-K, pursuant to item 9, was filed on May 21, 2004 in connection with the press release dated May 19, 2004, announcing the dividends.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST FINANCIAL CORPORATION
                                                 (Registrant)

Date: August 11, 2004                  By /s/ Donald E. Smith
                                       ---------------------------------
                                       Donald E. Smith, Chairman

Date: August 11, 2004                  By /s/ Norman L. Lowery
                                       -------------------------------------
                                       Norman L. Lowery, Vice Chairman & CEO
                                          (Principal Executive Officer)

Date: August 11, 2004                  By /s/ Michael A. Carty
                                       ---------------------------------------
                                       Michael A. Carty, Treasurer & CFO
                                           (Principal Financial Officer)

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

   10.1        Employment Agreement for Norman L. Lowery, dated January 1, 2004, by reference to Exhibit 10-2 to the Corporation
               Form 10-Q filed for the quarter ended March 31, 2004.

   10.2        2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the
               Corporation's Form 10-Q filed for the quarter ended September 30, 2003.

   31.1        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 by
               Principal Executive Officer, dated August 11, 2004.

   31.2        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 by Principal Financial Officer, dated August 11, 2004.

   32.1        Certification, dated August 11, 2004, of Principal Executive Officer and Principal Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.