Form 10-Q
period 2004-09-30
FIRST FINANCIAL CORP /IN/
filed 2004-11-08
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

Yes [x] No [ ].

As of November 3, 2004 there were outstanding 13,499,770 shares of common stock.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                             Page No.
                                                                                                             --------
PART I. Financial Information

    Item 1. Financial Statements:

       Consolidated Balance Sheets..........................................................................    3

       Consolidated Statements of Income....................................................................    4

       Consolidated Statements of Shareholders' Equity......................................................    5

       Consolidated Statements of Cash Flows................................................................    7

       Notes to Consolidated Financial Statements...........................................................    8

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................   11

    Item 4. Controls and Procedures.........................................................................   12

PART II. Other Information:

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................   13

    Item 4. Submission of Matters to a Vote of Security Holders.............................................   13

    Item 6. Exhibits........................................................................................   13

    Signatures..............................................................................................   14

                         Part I - Financial Information

Item 1. Financial Statements

                          FIRST FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                          September 30,      December 31,
                                                                              2004              2003
                                                                              ----              ----
                                                                           (Unaudited)
               ASSETS
Cash and due from banks                                                   $    77,083        $    94,198
Federal funds sold and short-term investments                                   3,450              5,850
Securities available-for-sale                                                 515,715            567,733
Loans:
  Commercial, financial and agricultural                                      402,447            374,638
  Real estate - construction                                                   31,566             35,361
  Real estate - mortgage                                                      759,597            766,911
  Consumer                                                                    270,602            248,290
  Lease financing                                                               3,832              4,884
                                                                          -----------        -----------
                                                                            1,468,044          1,430,084
Less:
    Unearned income                                                              (437)              (559)
    Allowance for loan losses                                                 (22,706)           (21,239)
                                                                          -----------        -----------
                                                                            1,444,901          1,408,286
Accrued interest receivable                                                    11,788             13,073
Premises and equipment, net                                                    31,061             29,322
Bank-owned life insurance                                                      48,638             50,279
Goodwill                                                                        7,102              7,102
Other intangible assets                                                         3,227              3,651
Other real estate owned                                                         4,541              6,424
Other assets                                                                   37,218             37,139
                                                                          -----------        -----------
             TOTAL ASSETS                                                 $ 2,184,724        $ 2,223,057
                                                                          ===========        ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $   243,684        $   179,517
  Interest-bearing:
      Certificates of deposit of $100 or more                                 181,974            192,185
      Other interest-bearing deposits                                       1,006,919          1,107,645
                                                                          -----------        -----------
                                                                            1,432,577          1,479,347
Short-term borrowings                                                          68,459             68,629
Other borrowings                                                              382,497            383,233
Other liabilities                                                              31,717             36,569
                                                                          -----------        -----------
             TOTAL LIABILITIES                                              1,915,250          1,967,778
                                                                          -----------        -----------

Shareholders' equity:
  Common stock, $.125 stated value per share;
    Authorized shares -- 40,000,000
    Issued shares-14,450,966
    Outstanding shares -- 13,499,770 in 2004 and 13,578,770 in 2003             1,806              1,806
  Additional capital                                                           67,181             67,181
  Retained earnings                                                           212,018            194,294
  Accumulated other comprehensive income                                       10,263             11,463
Treasury shares, at cost 951,196 in 2004 and 872,196 in 2003                  (21,794)           (19,465)
                                                                          -----------        -----------

             TOTAL SHAREHOLDERS' EQUITY                                       269,474            255,279
                                                                          -----------        -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 2,184,724        $ 2,223,057
                                                                          ===========        ===========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                   September 30,
                                                         2004           2003            2004           2003
                                                         ----           ----            ----           ----
                                                             (Unaudited)                    (Unaudited)
INTEREST INCOME:
  Loans including related fees                         $ 23,235       $ 24,121        $ 68,901       $ 73,188
  Securities
    Taxable                                               3,624          3,653          11,349         11,710
    Tax-exempt                                            1,712          1,979           5,350          5,999
  Other                                                     450            647           1,522          1,945
                                                       --------       --------        --------       --------
    TOTAL INTEREST INCOME                                29,021         30,400          87,122         92,842
                                                       --------       --------        --------       --------
INTEREST EXPENSE:
  Deposits                                                5,740          6,488          17,666         20,643
  Short-term borrowings                                     371            151             855            322
  Other borrowings                                        5,063          5,230          15,068         15,739
                                                       --------       --------        --------       --------
    TOTAL INTEREST EXPENSE                               11,174         11,869          33,589         36,704
                                                       --------       --------        --------       --------

    NET INTEREST INCOME                                  17,847         18,531          53,533         56,138

    Provision for loan losses                             2,223          2,318           6,069          6,848
                                                       --------       --------        --------       --------

    NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      15,624         16,213          47,464         49,290
                                                       --------       --------        --------       --------

NON-INTEREST INCOME:
    Trust department income                               1,024            890           3,048          2,846
    Service charges and fees on deposit accounts          2,966          2,068           8,586          5,244
    Other service charges and fees                        1,723          2,530           5,091          6,356
    Securities gains/(losses), net                           21            152             444            158
    Insurance commissions                                 1,737          1,554           4,597          4,702
    Gains/(losses) on sales of mortgage loans               199           (220)            742          1,799
    Gain on life insurance benefits                           -              -           4,113              -
    Other                                                   523            336           2,470          1,794
                                                       --------       --------        --------       --------

TOTAL NON-INTEREST INCOME                                 8,193          7,310          29,091         22,899
                                                       --------       --------        --------       --------

NON-INTEREST EXPENSES:
    Salaries and employee benefits                        9,224          8,961          27,973         26,963
    Occupancy expense                                     1,002            946           2,987          2,990
    Equipment expense                                       980            853           2,657          2,477
    Other                                                 4,669          4,818          13,662         13,946
                                                       --------       --------        --------       --------

    TOTAL NON-INTEREST EXPENSE                           15,875         15,578          47,279         46,376
                                                       --------       --------        --------       --------

    INCOME BEFORE INCOME TAXES                            7,942          7,945          29,276         25,813

Provision for income taxes                                1,967          1,502           6,287          6,163
                                                       --------       --------        --------       --------

    NET INCOME                                         $  5,975       $  6,443        $ 22,989       $ 19,650
                                                       ========       ========        ========       ========

PER SHARE DATA:
    Basic and diluted earnings per share               $   0.44       $   0.47        $   1.70       $   1.45
                                                       ========       ========        ========       ========
    Dividends per share                                $      -       $      -        $   0.39       $   0.34
                                                       ========       ========        ========       ========

Weighted average number of shares
outstanding (in thousands)                               13,501         13,568          13,525         13,586
                                                       ========       ========        ========       ========

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three months Ended
                           September 30, 2004 and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                              Common        Additional    Retained       Comprehensive     Treasury
                                              Stock          Capital      Earnings       Income/(Loss)      Stock          Total
                                              -----         ----------    --------      --------------      -----          -----
Balance, July 1, 2004                        $   1,806      $  67,181     $ 206,043        $   6,594       $ (21,748)    $ 259,876

Comprehensive income:
       Net income                                                             5,975                                          5,975
       Change in net unrealized
        gains/ (losses) on securities
        available for sale                                                                     3,669                         3,669
                                                                                                                         ---------
         Total comprehensive income/(loss)                                                                                   9,644

Treasury stock purchase                                                                                          (46)          (46)
                                             ---------      ---------     ---------        ---------       ---------     ---------
Balance, September 30, 2004                  $   1,806      $  67,181     $ 212,018        $  10,263       $ (21,794)    $ 269,474
                                             =========      =========     =========        =========       =========     =========

Balance, July 1, 2003                        $     903      $  66,809     $ 186,800        $  14,996       $ (19,544)    $ 249,964

Comprehensive income:
       Net income                                                             6,443                                          6,443
       Change in net unrealized
        gains/(losses) on securities
        available for sale                                                                    (3,730)                       (3,730)
                                                                                                                         ---------
         Total comprehensive income                                                                                          2,713

Contribution of 40,000 shares to ESOP                             372                                            884         1,256
Two for one stock split                            903                         (903)                                             -
                                             ---------      ---------     ---------        ---------       ---------     ---------
Balance, September 30, 2003                  $   1,806      $  67,181     $ 192,340        $  11,266       $ (18,660)    $ 253,933
                                             =========      =========     =========        =========       =========     =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Nine months Ended
                          September 30, 2004, and 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                              Common        Additional    Retained      Comprehensive      Treasury
                                              Stock          Capital      Earnings      Income/(Loss)       Stock          Total
                                              -----          -------      --------      --------------       -----         -----
Balance, January 1, 2004                     $   1,806      $  67,181     $ 194,294        $  11,463       $ (19,465)    $ 255,279

Comprehensive income
       Net income                                                            22,989                                         22,989
       Change in net unrealized
        gains/ (losses) on securities
        available for sale                                                                    (1,200)                       (1,200)
                                                                                                                         ---------
         Total comprehensive income                                                                                         21,789

Cash dividends, $.39 per share                                               (5,265)                                        (5,265)
Treasury stock purchase                                                                                       (2,329)       (2,329)
                                             ---------      ---------     ---------        ---------       ---------     ---------
Balance, September 30, 2004                  $   1,806      $  67,181     $ 212,018        $  10,263       $ (21,794)    $ 269,474
                                             =========      =========     =========        =========       =========     =========

Balance, January 1, 2003                     $     903      $  66,809     $ 178,209        $  14,276       $ (18,226)    $ 241,971

Comprehensive income:
       Net income                                                            19,650                                         19,650
       Change in net unrealized
        gains/(losses) on securities
        available for sale                                                                    (3,010)                       (3,010)
                                                                                                                         ---------
         Total comprehensive income                                                                                         16,640

Cash dividends, $.34 per share                                               (4,616)                                        (4,616)
Contribution of 40,000 shares to ESOP                             372                                            884         1,256
Treasury stock purchase                                                                                       (1,318)       (1,318)
Two for one stock split                            903                         (903)                                             -
                                             ---------      ---------     ---------        ---------       ---------     ---------
Balance, September 30, 2003                  $   1,806      $  67,181     $ 192,340        $  11,266       $ (18,660)    $ 253,933
                                             =========      =========     =========        =========       =========     =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                                   Nine months Ended
                                                                                     September 30,
                                                                                2004             2003
                                                                                ----             ----
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                    $  22,989        $  19,650
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net amortization/ (accretion) of premiums and discounts on securities           1,625              491
  Provision for loan losses                                                       6,069            6,848
  Securities (gains)/losses, net                                                   (444)            (158)
  Gain on Life insurance benefit                                                 (4,113)               -
  Depreciation and amortization                                                   2,349            2,139
Contribution of shares to ESOP                                                        -            1,256
  Other, net                                                                      2,818           (7,156)
                                                                              ---------        ---------
     NET CASH FROM OPERATING ACTIVITIES                                          31,293           23,070
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of securities available for sale                                           31,346            2,270
Maturities and principal reductions on securities available for sale             57,214          185,636
Purchases of securities available for sale                                      (39,723)        (204,200)
Loans made to customers, net of repayments                                      (43,088)          (9,725)
Net change in federal funds sold                                                  2,400           (5,550)
Proceeds from life insurance benefit                                              7,267                -
Additions to premises and equipment                                              (3,664)          (1,248)
                                                                              ---------        ---------
     NET CASH FROM INVESTING ACTIVITIES                                          11,752          (32,817)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                          (46,770)          15,513
Net change in short-term borrowings                                                (170)          42,407
Dividends paid                                                                  (10,155)          (8,845)
Purchase of treasury stock                                                       (2,329)          (1,318)
Proceeds from other borrowings                                                   85,006               13
Repayments on other borrowings                                                  (85,742)         (39,561)
                                                                              ---------        ---------
     NET CASH FROM FINANCING ACTIVITIES                                         (60,160)           8,209
                                                                              ---------        ---------

     NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (17,115)          (1,538)
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              94,198           96,043
                                                                              ---------        ---------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  77,083        $  94,505
                                                                              =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                 $  34,997        $  38,237
                                                                              =========        =========

     Income taxes paid                                                        $   6,408        $   6,761
                                                                              =========        =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying September 30, 2004 and 2003 consolidated financial statements are unaudited. The December 31, 2003 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2003 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2003 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                                  (000's)
                                                                                       September 30,    December 31,
                                                                                           2004             2003
                                                                                           -----             ----
Impaired loans with related allowance for loan losses calculated under SFAS No. 114       $17,720           $9,168

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

      The amortized cost and fair value of the Corporation's investments at September 30, 2004 and December 31, 2003 are shown below. All securities are classified as available-for-sale.

                                                        (000's)                       (000's)
                                                   September 30, 2004             December 31, 2003
                                              Amortized Cost   Fair Value   Amortized Cost    Fair Value
                                              --------------   ----------   --------------    ----------
United States Government and its agencies       $232,159       $234,614       $269,228        $272,009
Collateralized Mortgage Obligations               25,055         25,062         18,022          18,024
States and Municipal                             139,812        148,183        152,719         161,990
Corporate Obligations                            106,221        107,856        113,736         115,710
                                                --------       --------       --------        --------
                                                $503,247       $515,715       $553,705        $567,733
                                                ========       ========       ========        ========

4. Short-Term Borrowings

      Period - end short-term borrowings were comprised of the following:

                                              (000's)
                                   September 30,    December 31,
                                        2004            2003
                                        ----            ----
Federal Funds Purchased              $59,415          $61,524
Repurchase Agreements                  7,542            5,130
Note Payable - U.S. Government         1,502            1,975
                                     -------          -------
                                     $68,459          $68,629
                                     =======          =======

5. Other Borrowings

      Other borrowings at period-end are summarized as follows:

                                                                              (000's)
                                                                    September 30,   December 31,
                                                                        2004           2003
                                                                        ----          -----
FHLB advances                                                         $357,897       $358,633
Note payable to a financial institution                                 18,000         18,000
City of Terre Haute, Indiana economic development revenue bonds          6,600          6,600
                                                                      --------       --------
                                                                      $382,497       $383,233
                                                                      ========       ========

6. Components of Net Periodic Benefit Cost

                                            THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        (000's)                                   (000's)
                                                               Post-Retirement                           Post-Retirement
                                         Pension Benefits      Health Benefits     Pension Benefits      Health Benefits
                                         2004       2003       2004       2003     2004       2003       2004      2003
                                         ----       ----       ----       ----     ----       ----       ----      ----
Service cost                            $   627    $   542    $    20   $    25   $ 1,881    $ 1,625    $    61   $    76
Interest cost                               542        507         61        63     1,626      1,520        183       189
Expected return on plan assets             (700)      (584)         -         -    (2,100)    (1,751)         -         -
Amortization of transition obligation         -          -         15        15         -          -         45        45
Amortization of prior service cost           (4)        (4)         -         -       (13)       (13)         -         -
Amortization of net (gain) loss              61         64         34        30       184        193        102        90
                                        -------    -------    -------   -------   -------    -------    -------   -------
Net Periodic Benefit Cost               $   526    $   525    $   130   $   133   $ 1,578    $ 1,574    $   391   $   400
                                        =======    =======    =======   =======   =======    =======    =======   =======

Employer Contributions

      First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.57 and $1.2 million respectively to its Pension Plan and ESOP and $233,000 to the Post Retirement Health Benefits Plan in 2004. A contribution to the Pension Plan of $1.2 million for the 9 months ended September 30, 2004 has been made. First Financial Corporation anticipates contributing an additional $392,000 and $1.2 million respectively to its Pension Plan and ESOP in 2004. Contributions of $230,000 have been made through the first nine months of 2004 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $70,000 to the Post Retirement Health Benefits plan in 2004.

ITEMS 2 and 3 Management's Discussion and Analysis of Financial Condition and
      Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

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

                          Summary of Operating Results

      Net income for the nine months ended September 30, 2004 was $23.0 million, a 16.8% increase from the $19.7 million for the same period in 2003. Basic earnings per share for the nine months ended September 30, 2004 increased to $1.70, a 17.2% increase from the $1.45 for the same period in 2003. The net income for the quarter ended September 30, 2004 was $6.0 million or $0.44 per share, compared to $6.4 million or $0.47 per share for the same period in 2003. These represent 7.3% and 6.4% decreases in net income and earnings per share, respectively.

      The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

      The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $2.6 million or 4.6% to $53.5 million in the first nine months of 2004 from $56.1 million in the same period in 2003. The net interest margin decreased from 4.00% in 2003 to 3.77% in 2004, a 23 basis point decrease driven by a greater decline in the yield on earning assets than in the average cost of funds.

Non-Interest Income

      Non-interest income through the third quarter of 2004 increased $6.2 million, or 27.0%, over the same period of 2003. Life insurance proceeds account for $4.1 million of this increase. First Courtesy checking, a new product introduced in the fourth quarter of 2003 increased service charges on deposit income by $3.3 million. During the first 9 months of 2003, there were significantly more loans sold than during the same period of 2004. As a result, income from the sale of loans decreased $1.1 million from the prior period. An increase in interest rates has decreased the volume of loan refinancing, the result being a decrease in loans sold.

Non-Interest Expenses

      Non-interest expenses increased $903 thousand, or 2.0%, due mainly to increases in salaries and employee benefit programs.

Allowance for Loan Losses

      The Corporation's provision for loan losses decreased to $6.1 million for the first nine months of 2004 compared to $6.8 million in the same period of 2003. At September 30, 2004, the allowance for loan losses was 1.55% of net loans, an increase of 6.9% of the allowance for loan losses balance at December 31, 2003. Net chargeoffs for the first nine months of 2004 were $4.6 million compared to $5.4 million for the same period in 2003. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $22.7 million at September 30, 2004 is adequate. Commercial loans classified substandard or doubtful declined from approximately $70 million at December 31, 2003 to approximately $60 million at September 30, 2004. The increase in impaired loans and the majority of the increase in non-accrual loans is represented by previously identified credits for which a specific allocation had been established in determining the adequacy of the allowance for loan losses. Therefore, the higher levels of non-accrual and impaired loans did not directly impact the level of the allowance for loan losses.

Provision for Income Taxes

      Income taxes for the nine months ended September 30, 2004 increased by $124 thousand from the same period in 2003. The effective tax rate was 21.5% and 23.9% for the 2004 and 2003 periods. Income taxes for the third quarter of 2004 increased by $465 thousand. The effective tax rates for the respective quarters were 24.8% and 18.9%. Income taxes for the third quarter of 2003 were favorably impacted by the satisfactory resolution of prior year tax strategies.

Non-performing Loans

      Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2004 and December 31, 2003 follows:

                                                             (000's)
                                          September 30, 2004         December 31, 2003
                                          ------------------         -----------------
Non-accrual loans                              $21,965                  $ 8,429
Restructured loans                                 430                      542
                                               -------                  -------
                                                22,395                    8,971
Accruing loans past due over 90 days             6,123                    5,384
                                               -------                  -------
                                               $28,518                  $14,355
                                               =======                  =======

Ratio of the allowance for loan losses
 as a percentage of non-performing loans            80%                     148%

      The following loan categories comprise significant components of the non-performing loans:

                                                             (000's)
         .                                September 30, 2004         December 31, 2003
                                          ------------------         -----------------
Non-Accrual Loans:
      1-4 family residential                  $ 2,095                   $ 2,155
      Commercial loans                         18,364                     4,697
      Installment loans                         1,506                     1,577
                                              -------                   -------
                                              $21,965                   $ 8,429
                                              =======                   =======
Past due 90 days or more:
      1-4 family residential                  $ 2,993                   $ 2,321
      Commercial loans                          1,445                     1,530
      Installment loans                         1,685                     1,533
                                              -------                   -------
                                              $ 6,123                   $ 5,384
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

      The table below shows the Corporation's estimated sensitivity profile as of September 30, 2004. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.92% over the next 12 months and increase 7.47% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.64% over the next 12 months and decrease 7.15% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                               Percentage Change in Net Interest Income
      Basis Point              ----------------------------------------
 Interest Rate Change             12 months  24 months   36 months
 ---------------------            ---------  ---------   ---------
Down 100                            -2.64      -7.15       -10.16
Down 50                             -1.31      -3.59        -5.12
Up 100                               2.92       7.47        10.68
Up 200                               4.44      13.51        20.14

      Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

      Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $33.2 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $75.4 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $18.7 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

      Comparing the first nine months of 2004 to the year ended 2003, average loans are up $10.3 million. Average deposits are down $13.4 million. Average shareholders' equity increased $25.4 million, or 9.7%. Strong financial performance pushed book value per share up 7.0% to $19.96 in 2004 from $18.66 at September 30, 2003. Book value per share is calculated by dividing the total equity by the number of shares outstanding.

Capital Adequacy

      As of September 30, 2004, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                                   To Be Well
                                  September 30, 2004      December 31, 2003        Capitalized
                                  ------------------      -----------------      ----------------
Total risk-based capital ratio          16.67%                  15.67%                > or = 10.0%
Tier I risk-based capital ratio         15.42%                  14.43%                > or =  6.0%
Tier I leverage capital ratio           11.40%                  10.67%                > or =  5.0%

ITEM 4. Controls and Procedures

      First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (e)   Purchases of Equity Securities by the Issuer

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

                                                                              (c)
                                                                    Total Number of Shares             (d)
                                      (a)               (b)           Purchased As Part of     Maximum Number of
                                 Total Number of   Average Price    Publicly Announced Plans   Shares That May Yet
                                Shares Purchased   Paid Per Share         or Programs*           Be Purchased*
July 1-31, 2004                         0              $    0                  N/A                     N/A
August 1-31, 2004                       0                   0                  N/A                     N/A
September 1-30, 2004                1,500               31.00                  N/A                     N/A
                                    -----              ------                  ---                     ---
Total                               1,500              $31.00                  N/A                     N/A
                                    =====              ======                  ===                     ===

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM  6.        Exhibits.

Exhibit No:                                                  Description of Exhibit:
-----------     ------------------------------------------------------------------------------------------------------------------
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

31.1            Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 by
                Principal Executive Officer, dated November 3, 2004.

31.2            Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 by
                Principal Financial Officer, dated November 3, 2004.

32.1            Certification, dated November 3, 2004, of Principal Executive Officer and Principal Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          FIRST FINANCIAL CORPORATION
                                          ---------------------------
                                                  (Registrant)

Date: November 3, 2004                      By /s/ Donald E. Smith
                                          ---------------------------------
                                          Donald E. Smith, Chairman

Date: November 3, 2004                      By /s/ Norman L. Lowery
                                          -------------------------------------
                                          Norman L. Lowery, Vice Chairman & CEO
                                              (Principal Executive Officer)

Date: November 3, 2004                      By /s/ Michael A. Carty
                                          ----------------------------------
                                          Michael A. Carty, Treasurer & CFO
                                              (Principal Financial Officer)

                                  Exhibit Index

Exhibit No:                     Description of Exhibit:
-----------     ---------------------------------------------------------------
3.1             Amended and Restated Articles of Incorporation of First
                Financial Corporation, incorporated by reference to the
                Corporation's Form 10-Q filed for the quarter ended September
                30, 2003

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

31.1            Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2004 by Principal Executive Officer, dated November 3, 2004.

31.2            Sarbanes-Oxley Act 302 Certification for Quarterly Report on
                Form 10-Q for the quarter ended September 30, 2004 by Principal Financial Officer, dated November 3, 2004.

32.1            Certification, dated November 3, 2004, of Principal Executive
                Officer and Principal Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.