Form 10-K
period 2004-12-31
FIRST FINANCIAL CORP /IN/
filed 2005-03-16
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission file number
   December 31, 2004                                              0-16759

                           FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                INDIANA                                   35-1546989
      (State of Incorporation)              (I.R.S. Employer Identification No.)

       One First Financial Plaza
             Terre Haute, IN                               47807
(Address of principal executive offices)                 (Zip Code)

                  Registrant's telephone number: (812) 238-6000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   --------------------------        -----------------------------------------
   Common Stock, no par value                         Nasdaq

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

      As of June 30, 2004 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $393,720,021. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

      Shares of Common Stock outstanding as of March 9, 2005--13,505,938 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 20, 2005 are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                              PAGE
PART I

    Item 1      Business ..... ............................................................................     2

    Item 2      Properties ................................................................................     2

    Item 3      Legal Proceedings .........................................................................     2

    Item 4      Submission of Matters to a Vote of Security Holders .......................................     2

PART II

    Item 5      Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchases of Equity Securities .................................................     3

    Item 6      Selected Financial Data ...................................................................     3

    Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operation ......     3

    Item 7 A    Quantitative and Qualitative Disclosures about Market Risk ...............................      3

    Item 8      Financial Statements and Supplementary Data ...............................................     3

    Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .....     3

    Item 9 A    Controls and Procedures ...................................................................   3,4

PART III

    Item 10     Directors and Executive Officers of Registrant ............................................     4

    Item 11     Executive Compensation ....................................................................     4

    Item 12     Security Ownership of Certain Beneficial Owners and Management
                and Related Shareholder Matters ...........................................................     4

    Item 13     Certain Relationships and Related Transactions ............................................     4

    Item 14     Principal Accountant Fees and Services ....................................................     4

PART IV

    Item 15     Exhibits and Financial Statement Schedules ................................................     5

                Signatures ................................................................................     6

                                     PART I

ITEM 1. BUSINESS

      First Financial Corporation (the "Corporation") is a financial services holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation's business, please refer to the following sections of the 2004 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:

      1. Description of services, affiliations, number of employees, and competition, on pages 30 and 31.

      2. Information regarding supervision of the Corporation, on page 12.

      3. Details regarding competition, on page 30.

ITEM 2. PROPERTIES

      First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., a wholly-owned subsidiary (the Bank). The Bank also owns two other facilities in downtown Terre Haute. One is leased to another party and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on five of the leases are June 30, 2012, May 31, 2011, February 14, 2011, December 31, 2008, and September 1, 2006. The sixth lease is on a month-to-month basis.

      Facilities of the Corporation's banking centers in Clay County include three offices in Brazil, Indiana and offices in Clay City and Poland, Indiana. All five buildings are held in fee.

      Facilities of the Corporation's banking centers in Vermillion County include two offices in Clinton, Indiana and offices in Cayuga and Newport, Indiana. All four buildings are held in fee.

      Facilities of the Corporation's banking centers in Sullivan County include offices in Sullivan, Carlisle, Dugger, Farmersburg and Hymera, Indiana. All five buildings are held in fee.

      Facilities of the Corporation's banking centers in Greene County include an office in Worthington, Indiana. This building is held in fee.

      Facilities of the Corporation's banking centers in Knox County include offices in Monroe City and Sandborn, Indiana. Both buildings are held in fee.

      Facilities of the Corporation's banking centers in Parke County include two offices in Rockville, Indiana and offices in Marshall, Montezuma and Rosedale, Indiana. All five buildings are held in fee.

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

      Facilities of the Corporation's subsidiary, First Community Bank, N.A., include its main office in Olney, Illinois, and five branch facilities in Olney, Lawrenceville, Fairfield, Newton and Charleston, Illinois. All of the buildings are held in fee by First Community Bank, N.A., except the Olney branch, which is leased. The expiration date on the lease is March 1, 2010.

ITEM 3.LEGAL PROCEEDINGS

      There are no material pending legal proceedings which involve the Corporation or its subsidiaries, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      See "Market and Dividend Information" on page 42 of the 2004 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

      See "Five Year Comparison of Selected Financial Data" on page 7 of the 2004 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      See "Management's Discussion and Analysis" on pages 30 through 40 of the 2004 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 39 and 40 of the 2004 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Consolidated Balance Sheets" on page 8, "Consolidated Statements of Income" on page 9, "Consolidated Statements of Changes in Shareholders Equity" on page 10, "Consolidated Statements of Cash Flows" on page 11, and "Notes to Consolidated Financial Statements" on pages 12-28. "Report of Independent Registered Public Accounting Firm on Financial Statements" can be found on page 29 of the 2004 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K.

Statistical disclosure by the Corporation includes the following information in the 2004 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:

   1. "Volume/Rate Analysis," on page 32.

   2. "Securities," on page 34.

   3. "Loan Portfolio," on page 35.

   4. "Allowance for Loan Losses," on page 36.

   5. "Nonperforming Loans," on pages 37 and 38.

   6. "Deposits," on page 38.

   7. "Consolidated Balance Sheet-Average Balances and Interest Rates," on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO"), who serves as our principal executive officer, and Chief Financial Officer ("CFO"), who serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in alerting them in a timely way to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

      There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities and Exchange Act of 1934 (Release
No. 50754, November 30, 2004), the Corporation has not included in this Report either (a) the annual report of its management on the internal control over financial reporting, as required by Item 308(a) of Regulation S-K, or (b) the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Corporation will file this information by amending this Report on or before May 2, 2005. As of the date of this Report, the Corporation had not identified any material weakness in its internal control over financial reporting, and the Corporation's registered public accounting firm had not identified any such material weakness and communicated this finding to the Corporation.

ITEM 9B. OTHER INFORMATION

      On December 21, 2004, the Corporation extended the term of the existing employment agreement between Mr. Lowery, First Financial Bank and the Corporation. The term of the employment agreement will now expire on December 31, 2009. The terms and conditions of the employment agreement are incorporated by reference from Exhibit 10.1 to this Form 10-K.

      On December 21, 2004, the Compensation Committee of the Company set the 2005 annual base salaries of the named executive officers and established the criteria under the Corporation's 2001 Long Term Incentive Plan. Salaries as established for the named executive officers and a summary of the Long Term Incentive Plan are included as Exhibit 10.4 to this Form 10-K.

      The Company also established the compensation to be paid to Directors for the year 2005. These amounts are set forth on Exhibit 10.3 to this Form 10-K.

      On February 5, 2005, the Company also approved the bonus amounts payable to the named executive officers for 2004. These amounts were as follows:

  NAME AND PRINCIPAL POSITION     2004 BONUS AWARD   2004 AWARD UNDER THE 2001 LONG-TERM INCENTIVE PLAN (1)
-------------------------------   ----------------   ------------------------------------------------------
DONALD E. SMITH                       $150,000                               $375,600
President and Chairman of the
Corporation; Chairman of FFB

NORMAN L. LOWERY                      $150,000                               $312,800
Vice Chairman, CEO and Vice
President of the Corporation;
President and CEO of FFB

MICHAEL A. CARTY                      $ 19,000                               $ 74,000
CFO, Secretary and Treasurer
of the Corporation; Senior Vice
President of FFB

RICHARD O. WHITE                      $ 16,000                               $ 73,500
Senior Vice President of FFB

THOMAS S. CLARY                       $ 16,000                               $ 67,900
Senior Vice President of FFB
and COO

(1)These amounts represent the amount awarded under the 2001 Long-Term Incentive Plan. Payment of these amounts will not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches the age of 65. These payments generally will be annuitized over a 180-month period. Interest accrues on these amounts at 3.50% from January 1, 2010, until payment begins. When payment begins, interest will accrue on the unpaid portion at a 7.00% annual rate compounded monthly. The plan requires vesting over a five year period. As such Mr. Clary, with two full years of vesting, is entitled to receive only 40% of his awarded amount at December 31, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2004 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2004 Annual Report to Shareholders of First Financial Corporation attached:

          Consolidated Balance Sheets--December 31, 2004 and 2003

          Consolidated Statements of Income--Years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Cash Flows--Years ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements

     (2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

     (3)  Listing of Exhibits:

Exhibit Number                         Description
--------------    -------------------------------------------------------------------
   3.1            Amended and Restated Articles of Incorporation of First Financial
                  Corporation, incorporated by reference to Exhibit 3(i) of the
                  Corporation's Form 10-Q filed for the quarter ended September 30,
                  2002

   3.2            Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002

   10.1           Employment Agreement for Norman L. Lowery, dated January 1,
                  2004, incorporated by reference to Exhibit 10.2 to the Corporation's
                  Form 10-Q filed for the quarter ended March 31, 2004

   10.2           2001 Long-Term Incentive Plan of First Financial Corporation,
                  incorporated by reference to Exhibit 10.3 of the Corporation's Form
                  10-Q filed for the quarter ended September 30, 2002

   10.3           2005 Schedule of Director Compensation

   10.4           2005 Schedule of Named Executive Officer Compensation

   13             Annual Report

   21             Subsidiaries

   31.1 Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

   31.2 Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

   32.1 Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer

   32.2 Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

(b) Exhibits--Exhibits to (a)(3) listed above are attached to this report.

(c) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 15(a)(2).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Financial Corporation

                                   Michael A. Carty, signed
                                   ---------------------------------------------
                                   Michael A. Carty, Secretary, Treasurer & CFO
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                                   Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                                      DATE

Donald E. Smith, signed                            March 15, 2005
-----------------------------------------------
Donald E. Smith, President and Director

Michael A. Carty, signed                           March 15, 2005
-----------------------------------------------
Michael A. Carty, Secretary, Treasurer & CFO
(Principal Financial Officer
and Principal Accounting Officer)

W. Curtis Brighton, signed                         March 15, 2005
-----------------------------------------------
W. Curtis Brighton, Director

B. Guille Cox, Jr., signed                         March 15, 2005
-----------------------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed                           March 15, 2005
-----------------------------------------------
Thomas T. Dinkel, Director

Anton H. George, signed                            March 15, 2005
-----------------------------------------------
Anton H. George, Director

Gregory L. Gibson, signed                          March 15, 2005
-----------------------------------------------
Gregory L. Gibson, Director

Norman L. Lowery, signed                           March 15, 2005
-----------------------------------------------
Norman L. Lowery, Vice Chairman, CEO & Director
(Principal Executive Officer)

William A. Niemeyer, signed                        March 15, 2005
-----------------------------------------------
William A. Niemeyer, Director

Patrick O'Leary, signed                            March 15, 2005
-----------------------------------------------
Patrick O'Leary, Director
                                                   March 15, 2005
-----------------------------------------------
Chapman J. Root II, Director

Virginia L. Smith, signed                          March 15, 2005
-----------------------------------------------
Virginia L. Smith, Director