Form 10-K/A
period 2004-12-31
FIRST FINANCIAL CORP /IN/
filed 2005-05-02
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
    Common Stock, no par value                       Nasdaq

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

     As of June 30, 2004 the aggregate market value of the voting stock held by nonaffiliated of the registrant based on the average bid and ask prices of such stock was $393,720,021. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of March 9, 2005--13,505,938 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders held on April 20, 2005 are incorporated by reference into Part III.

                                EXPLANATORY NOTE

     In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), First Financial Corporation (the "Corporation") omitted from
Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed on March 16, 2005 (the "Original Report") both Management's annual report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related Attestation report of the registered public accounting firm, as required by Item 308(b) of Regulation S-K.

     This Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") is specifically intended to make only the following changes to the Corporation's 10-K for the year ended December 31, 2004: (1) to modify Part II Item 9A to include the information required by Items 308(a) and 308(b) of Regulation S-K;
(2) to update the requisite Section 302 and Section 906 certifications and the signature page to reflect the filing of this Amendment; and (3) to modify the list of exhibits to reflect the updated certifications and to incorporate by reference any other exhibits filed with the Original Filing. All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES (AMENDED).

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Financial Corporation (the "Corporation") has prepared and is responsible for the preparation and accuracy of the consolidated financial statements and related financial information included in the Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments and estimates by management.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework".

Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report dated April 15, 2005 on management's assessment of the Corporation's internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors
First Financial Corporation
Terre Haute, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                             Crowe Chizek and Company LLC

Indianapolis, Indiana
April 15, 2005

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

    (3)      Listing of Exhibits:

Exhibit Number                      Description
    3.1           Amended and Restated Articles of Incorporation of First
                  Financial Corporation, incorporated by reference to
                  Exhibit 3(i) of the Corporation's Form 10-Q filed for the
                  quarter ended September 30, 2002

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(U) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002

    10.1          Employment Agreement for Norman L. Lowery, dated January 1,
                  2004, incorporated by reference to Exhibit 10.2 to the Corporation's Form 10-Q filed for the quarter ended March
                  31, 2004

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation's
                  Form 10--Q filed for the quarter ended September 30, 2002

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

    31.1          Certification pursuant to Rule 13a-14(a) for Annual Report of
                  Form 10-K by Principal Executive Officer

    31.2          Certification pursuant to Rule 13a-14(a) for Annual Report of
                  Form 10-K by Principal Financial Officer

    32.1          Certification pursuant to 18 U.S.C. Section 1350 of Principal
                  Executive Officer

    32.2          Certification pursuant to 18 U.S.C. Section 1350 of Principal
                  Financial Officer

(b)  Exhibits-Exhibits to (a) (3) listed above are attached to this report.

(c) Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  First Financial Corporation

Dated:  April 26, 2005            Michael A. Carty, signed
                                  ---------------------------------------------
                                  Michael A. Carty, Secretary, Treasurer & CFO
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                                                 DATE
Donald E. Smith, signed                                   April 26, 2005
-------------------------------------------------
Donald E. Smith, President and Director

Michael A. Carty, signed                                  April 26, 2005
-------------------------------------------------
Michael A. Carty, Secretary, Treasurer & CFO
(Principal Financial Officer and Principal
 Accounting Officer)

W. Curtis Brighton, signed                                April 26, 2005
-------------------------------------------------
W. Curtis Brighton, Director

B. Guille Cox, Jr., signed                                April 26, 2005
-------------------------------------------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed                                  April 26, 2005
-------------------------------------------------
Thomas T. Dinkel, Director

Anton H. George, signed                                   April 26, 2005
-------------------------------------------------
Anton H. George, Director

Gregory L. Gibson, signed                                 April 26, 2005
-------------------------------------------------
Gregory L. Gibson, Director

Norman L. Lowery, signed                                  April 26, 2005
-------------------------------------------------
Norman L. Lowery, Vice Chairman, CEO & Director
(Principal Executive Officer)

William A. Niemeyer, signed                               April 26, 2005
-------------------------------------------------
William A. Niemeyer, Director

Patrick O'Leary, signed                                   April 26, 2005
-------------------------------------------------
Patrick O'Leary, Director

                                                          April 26, 2005
Chapman J. Root II, Director

Virginia L. Smith, signed                                 April 26, 2005
-------------------------------------------------
Virginia L. Smith, Director