Form 10-Q
period 2005-03-31
FIRST FINANCIAL CORP /IN/
filed 2005-05-10
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                      10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

         (812)238-6000
         ------------
         (Registrant's telephone number, including area code)

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

As of April 30, 2005 were outstanding 13,491,938 shares without par value, of the registrant.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I. Financial Information

     Item 1. Financial Statements:

       Consolidated Balance Sheets....................................................................     3

       Consolidated Statements of Income..............................................................     4

       Consolidated Statements of Shareholders' Equity................................................     5

       Consolidated Statements of Cash Flows..........................................................     6

       Notes to Consolidated Financial Statements.....................................................     7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....     8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................    10

     Item 4. Controls and Procedures..................................................................    11

PART II. Other Information:

     Item 2. Changes in Securities and Use of Proceeds................................................    12

     Item 5. Other Information........................................................................    12

     Item 6.  Exhibits................................................................................    13

     Signatures.......................................................................................    14

                         Part I - Financial Information

Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                        March 31,      December 31,
                                                                          2005             2004
                                                                      ------------     ------------
                                                                      (Unaudited)
             ASSETS
Cash and due from banks                                               $     76,266     $     94,928
Federal funds sold and short-term investments                                1,150            5,400
Securities available-for-sale                                              511,040          507,990
Loans:
  Commercial, financial and agricultural                                   393,012          401,724
  Real estate - construction                                                33,544           32,810
  Real estate - mortgage                                                   748,622          753,826
  Installment                                                              270,173          272,261
  Lease financing                                                            3,213            3,658
                                                                      ------------     ------------
                                                                         1,448,564        1,464,279
Less:
    Unearned income                                                           (379)            (408)
    Allowance for loan losses                                              (20,074)         (19,918)
                                                                      ------------     ------------
                                                                         1,428,111        1,443,953
                                                                      ------------

Accrued interest receivable                                                 11,039           12,016
Premises and equipment, net                                                 31,197           31,154
Bank-owned life insurance                                                   49,795           49,177
Goodwill                                                                     7,102            7,102
Other intangible assets                                                      2,953            3,093
Other real estate owned                                                      3,686            3,262
Other assets                                                                25,112           25,917
                                                                      ------------     ------------
          TOTAL ASSETS                                                $  2,147,451     $  2,183,992
                                                                      ============     ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                  $    176,223     $    145,852
 Interest-bearing:
      Certificates of deposit of $100 or more                              190,371          184,604
      Other interest-bearing deposits                                    1,099,763        1,112,665
                                                                      ------------     ------------
                                                                         1,466,457        1,443,121
Short-term borrowings                                                       20,834           75,527
Other borrowings                                                           362,476          362,486
Other liabilities                                                           27,510           34,523
                                                                      ------------     ------------
          TOTAL LIABILITIES                                              1,877,277        1,915,657
                                                                      ------------     ------------

Shareholders' equity
 Common stock, $.125 stated value per share;
   Authorized shares -- 40,000,000
   Issued shares-14,450,966
   Outstanding shares -- 13,491,938 in 2005 and 13,535,770 in 2004           1,806            1,806
 Additional paid-in capital                                                 67,519           67,519
 Retained earnings                                                         217,934          211,623
 Accumulated other comprehensive income                                      5,252            8,357
Treasury shares at cost 959,028 in 2005 and 915,196 in 2004                (22,337)         (20,970)
                                                                      ------------     ------------

          TOTAL SHAREHOLDERS' EQUITY                                       270,174          268,335
                                                                      ------------     ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  2,147,451     $  2,183,992
                                                                      ============     ============

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
                                                               -----------  -----------
                                                               (Unaudited)  (Unaudited)
INTEREST INCOME:
  Loans, including related fees                                 $  23,294    $  22,922
  Securities:
   Taxable                                                          3,757        3,909
   Tax-exempt                                                       1,652        1,841
  Other                                                               662          604
                                                                ---------    ---------
   TOTAL INTEREST INCOME                                           29,365       29,276
                                                                ---------    ---------

INTEREST EXPENSE:
Deposits                                                            5,953        6,073
Short-term borrowings                                                 198          224
Other borrowings                                                    4,871        5,046
                                                                ---------    ---------
   TOTAL INTEREST EXPENSE                                          11,022       11,343
                                                                ---------    ---------

   NET INTEREST INCOME                                             18,343       17,933

   Provision for loan losses                                        2,223        1,923
                                                                ---------    ---------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             16,120       16,010
                                                                ---------    ---------

NON-INTEREST INCOME:
   Trust and financial services                                       975        1,013
   Service charges and fees on deposit accounts                     2,605        2,656
   Other service charges and fees                                   1,617        1,530
   Securities gains                                                     6           13
   Insurance commissions                                            1,339        1,388
   Sales of mortgage loans                                            187          411
   Gain on life insurance benefit                                      --        4,113
   Other                                                            1,003        1,453
                                                                ---------    ---------
TOTAL NON-INTEREST INCOME                                           7,732       12,577
                                                                ---------    ---------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                   9,264        9,353
   Occupancy expense                                                  989          970
   Equipment expense                                                  918          834
   Other                                                            4,170        4,375
                                                                ---------    ---------
TOTAL NON-INTEREST EXPENSE                                         15,341       15,532
                                                                ---------    ---------

   INCOME BEFORE INCOME TAXES                                       8,511       13,055

Provision for income taxes                                          2,200        2,370
                                                                ---------    ---------
   NET INCOME                                                   $   6,311    $  10,685
                                                                =========    =========

EARNINGS PER SHARE:
   Basic and Diluted                                            $     .48    $     .79
                                                                =========    =========

Weighted average number of shares outstanding (in thousands)       13,221       13,557
                                                                =========    =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                            March 31, 2005, and 2004
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                        Accumulated
                                               Additional                 Other
                                      Common    Paid-in     Retained   Comprehensive    Treasury
                                      Stock     Capital     Earnings   Income/(Loss)      Stock     Total
Balance, January 1, 2004              $1,806    $67,181     $194,294     $11,463        $(19,465)   $255,279

Comprehensive income:
     Net income                                               10,685                                  10,685
     Change in net unrealized
     gains/(losses) on available
     for-sale securities                                                   1,543                       1,543
                                                                                                    --------
        Total comprehensive income                                                                    12,228
     Treasury stock purchase                                                              (1,374)     (1,374)

                                      ------    -------     --------     -------       ---------    --------
Balance, March 31, 2004               $1,806    $67,181     $204,979     $13,006        $(20,839)   $266,133
                                      ======    =======     ========     =======       =========    ========

Balance, January 1, 2005              $1,806    $67,519     $211,623     $ 8,357        $(20,970)   $268,335

Comprehensive income:
     Net income                                                6,311                                   6,311
     Change in net unrealized
     gains/(losses) on available
     for-sale securities                                                  (3,105)                     (3,105)
                                                                                                    --------
        Total comprehensive income                                                                     3,206
      Treasury stock purchase                                                             (1,367)     (1,367)

                                      ------    -------     --------     -------       ---------    --------
Balance, March 31, 2005               $1,806    $67,519     $217,934     $ 5,252       $ (22,337)   $270,174
                                      ======    =======     ========     =======       =========    ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2005           2004
                                                                        ----------     ----------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                              $    6,311     $   10,685
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net accretion of discounts on investments                                   (141)          (520)
  Provision for loan losses                                                  2,223          1,923
  Securities gains (losses)                                                     (6)           (13)
  Depreciation and amortization                                                832            734
  Gain on life insurance benefit                                                --         (4,113)
  Other, net                                                                 2,023         (3,792)
                                                                        ----------     ----------
      NET CASH FROM OPERATING ACTIVITIES                                    11,242          4,904
                                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of securities available-for-sale                                       1,629         12,636
Maturities and principal reductions on securities available-for-sale        32,141         17,432
Purchases of securities available-for-sale                                 (41,854)       (20,211)
Loans made to customers, net of repayments                                  12,813         (4,970)
Net change in federal funds sold                                             4,250         (7,766)
Proceeds from life insurance benefit                                            --          7,267
Additions to premises and equipment                                           (735)        (1,324)
                                                                        ----------     ----------
      NET CASH FROM INVESTING ACTIVITIES                                     8,244          3,064
                                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                      23,336        (46,852)
Net change in short-term borrowings                                        (54,693)       (16,471)
Dividends paid                                                              (5,414)        (4,889)
Purchase of treasury stock                                                  (1,367)        (1,374)
Proceeds from other borrowings                                                  --          2,005
Repayments on other borrowings                                                 (10)        (4,575)
                                                                        ----------     ----------
     NET CASH FROM FINANCING ACTIVITIES                                    (38,148)       (39,214)
                                                                        ----------     ----------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                (18,662)       (31,246)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          94,928         94,198
                                                                        ----------     ----------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   76,266     $   62,952
                                                                        ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying March 31, 2005 and 2004 consolidated financial statements are unaudited. The December 31, 2004 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2004 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2004 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                         (000's)
                                                  March 31,   December 31,
                                                    2005         2004
                                                  ---------   ------------
Impaired loans with related allowance for loan
losses calculated under SFAS No. 114............  $  18,130    $  18,822

      Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

      The amortized cost and fair value of the Corporation's investments at March 31, 2005 and December 31, 2004 are shown below. All securities are classified as available-for-sale.

                                                       (000's)                         (000's)
                                                   March 31, 2005                 December 31, 2004
                                            Amortized Cost    Fair Value    Amortized Cost    Fair Value
                                            --------------   ------------   --------------   ------------
United States Government entity
    mortgage-backed securities               $    247,797    $    245,562    $    227,927    $    229,028
Collateralized Mortgage Obligations                15,957          15,926          19,895          19,866
State and Municipal Obligations                   132,207         138,153         137,206         144,294
Corporate Obligations                             102,014         103,101         104,754         106,077
Equity Securities                                   4,312           8,298           4,280           8,725
                                             ------------    ------------    ------------    ------------
                                             $    502,287    $    511,040    $    494,062    $    507,990
                                             ============    ============    ============    ============

4. Short-Term Borrowings

      Period - end short-term borrowings were comprised of the following:

                                         (000's)
                                  March 31,   December 31,
                                    2005         2004
                                  ---------   ------------
Federal Funds Purchased           $  14,636    $  69,002
Repurchase Agreements                 5,571        5,597
Note Payable - U.S. Government          627          928
                                  ---------    ---------
                                  $  20,834    $  75,527
                                  =========    =========

5. Other Borrowings

   Other borrowings at period-end are summarized as follows:

                                                                         (000's)
                                                                  March 31,   December 31,
                                                                    2005         2004
                                                                  ---------   ------------
FHLB advances                                                     $ 337,876   $  337,886
Note payable to a financial institution                              18,000       18,000
City of Terre Haute, Indiana economic development revenue bonds       6,600        6,600
                                                                  ---------   ----------
                                                                  $ 362,476   $  362,486
                                                                  =========   ==========

6. Components of Net Periodic Benefit Cost

                                                          (000's)
                                                                  Post-Retirement
                                          Pension Benefits        Health Benefits
Three Months ended March 31,              2005        2004        2005       2004
                                         -------     -------     -------    -------
Service cost                             $   701     $   646     $    35    $    21
Interest cost                                622         551          80         61
Expected return on plan assets              (821)       (700)         --         --
Amortization of transition obligation         --          --          15         15
Amortization of prior service cost            14          14          --
Amortization of net (gain) loss               62          62          63         34
                                         -------     -------                -------

Net Periodic Benefit Cost                $   578     $   573     $   193    $   131
                                         =======     =======     =======    =======

Employer Contributions

      First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $300,000 to the Post Retirement Health Benefits Plan in 2005. A contribution to the Pension Plan of $350,000 for the quarter ended March 31, 2005 was made on April 11, 2005. First Financial Corporation anticipates contributing an additional $1.1 and $1.2 million respectively to its Pension Plan and ESOP in 2005. Contributions of $75,000 have been made through the first quarter of 2005 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $225,000 to the Post Retirement Health Benefits plan in 2005.

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

      The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2004.

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

                          Summary of Operating Results

      Net income for the three months ended March 31, 2005 was $6.3 million compared to $10.7 million in the same period in 2004. The three months ended March 31, 2004 net income included $4.1 million non taxable gain on life insurance benefit. There was no gain on life insurance benefit in 2005. Basic earnings per share decreased to $0.48 for the first quarter of 2005 compared to $0.79 for 2004, a 39.2% decrease.

      The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

      The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $18.3 million in the first three months of 2005 from $17.9 million in the same period in 2004, a 2.3% increase. The net interest margin increased to 3.92% in 2005 from 3.78% in 2004, a 3.7% increase, driven by a greater increase in the yield on earning assets than in the average cost of funds. Interest rate increases in 2005 are a factor in the margin increase.

Non-Interest Income

      The Non-interest income for the quarter was $7.7 million. The gain on life insurance benefit of $4.1 million that was realized during the first three months of 2004 was the major difference between these results and the $12.6 million of non-interest income for the same period in 2004. The gain on sale of mortgage loans was less in the first quarter of 2005 by $224,000 than the same period of 2004 due to a decrease in the volume of loans being sold. Increased interest rates in the last half of 2004 caused less fixed rate loans to be made which leads to fewer loans being sold.

Non-Interest Expenses

      The Corporation reduced the amount of non-interest expense for the quarter ended March 31, 2005 compared to the same period in 2004 by $191 thousand or 1.2% Expenses related to the sale of loans were less during the first quarter of 2005 for the same reason discussed in non-interest income. The Corporation has also realized some cost savings through efficiencies gained from the consolidation of several of its affiliate banks into the lead bank, First Financial Bank. Cost increases included merit increases in salaries and higher benefit costs. Income tax expense remained relatively level, despite higher pre-tax income in the same period in 2004. The gain from life insurance benefits is non-taxable. The effective tax rate for both periods was 26%, after adjusting for the gain on life insurance benefits.

Allowance for Loan Losses

      The Corporation's provision for loan losses increased to $2.2 million for the first three months of 2005 compared to $1.9 million in the same period of 2004. Net charge-offs for the first three months of 2005 were $2.1 million compared to $1.8 million for the same period in 2004. The allowance for loan losses has decreased from 1.49% of gross loans, or $21.4 million at March 31, 2004 to 1.38% of gross loans, or $20.1 million at March 31, 2005. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

      Non-performing loans consist of (A) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (B) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (C) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2005 and December 31, 2004 follows:

                                                   (000's)
                                            March 31,    December 31,
                                              2005           2004
                                            ---------    ------------
Non-accrual loans                           $  19,827     $  19,862
Restructured loans                                370           430
                                            ---------     ---------
                                               20,197        20,292
Accruing loans past due over 90 days            6,585         7,813
                                            ---------     ---------
                                            $  26,782     $  28,105
                                            =========     =========

Ratio of the allowance for loan losses
 as a percentage of non-performing loans           75%           71%

The following loan categories comprise significant components of the nonperforming loans:

                                                     (000's)
                                          March 31, 2005  December 31, 2004
                                          --------------  -----------------
Non-Accrual Loans:
      1-4 family residential               $       978      $       608
      Commercial loans                          17,298           17,635
      Installment loans                          1,551            1,619
                                           -----------      -----------
                                           $    19,827      $    19,862
                                           ===========      ===========

Past due 90 days or more:
      1-4 family residential               $     3,633      $     3,723
      Commercial loans                           1,500            2,159
      Installment loans                          1,452            1,931
                                           -----------      -----------
                                           $     6,585      $     7,813
                                           ===========      ===========

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

      The table below shows the Corporation's estimated sensitivity profile as of March 31, 2005. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 4.05% over the next 12 months and increase 7.53% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.49% over the next 12 months and decrease 5.90% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                       Percentage Change in Net Interest Income
Basis Point            ----------------------------------------
Interest Rate Change    12 months    24 months      36 months
--------------------   ----------    ---------     ------------
Down 200                 -6.96        -13.87        -18.97
Down 100                 -2.49         -5.90         -8.56
Up 100                    4.05          7.53         10.97
Up 200                    4.65         10.89         16.52

      Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

      Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $32.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $82.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $16.2 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

      Comparing the first quarter of 2005 to the same period in 2004, average loans were up $16.9 million. Average deposits were up $5.1 million. The investment portfolio decreased by an average of $64.6 million. Reductions in the average cash and due from banks balances of $3.3 million combined with the reduction of investments also allowed the Corporation to reduce borrowings $60.0 million. Average shareholders' equity increased $11.3 million, or 4.3%. This financial performance increased book value per share 1.8% to $20.02 at March 31, 2005 from $19.67 at March 31, 2004. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

      As of March 31, 2005, the most recent notification from the respective regulatory agencies categorized the Corporation and subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                        To Be Well
                                  March 31, 2005  December 31, 2004     Capitalized
                                  --------------  -----------------    -------------
Total risk-based capital ratio         17.13%          16.55%            > or =10.0%
Tier I risk-based capital ratio        15.88%          15.32%            > or = 6.0%
Tier I leverage capital ratio          11.87%          11.42%            > or = 5.0%

ITEM 4.  Controls and Procedures

      First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                                                                       (c)
                                                                 Total Number Of
                                                               Shares Purchased As          (d)
                                 (a)               (b)          Part Of Publicly       Maximum Number
                           Total Number Of    Average Price    Announced Plans Or    Of Shares That May
                           Shares Purchased   Paid Per Share       Programs *        Yet Be Purchased *
                           ----------------   --------------   -------------------   ------------------
January 1 - 31, 2005                0               N/A               N/A                   N/A
February 1 - 28, 2005          24,832             31.54               N/A                   N/A
March 1 - 31, 2005             19,000             30.76               N/A                   N/A
Total                          43,832             31.20               N/A                   N/A

      * The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 5. Other Information.

      On March 8, 2005 First Financial Bank, the wholly-owned subsidiary of First Financial Corporation, extended the term of the Employment Agreement with Norman L. Lowery, its President and Chief Executive Officer, effective January 1, 2005. The Employment Agreement is a five-year agreement which may be extended each year by the Board of Directors for an additional one-year term. Under the Employment Agreement, Mr. Lowery receives an annual salary equal to his current salary, which is $417,219 for 2005, subject to increases approved by the Board of Directors, and is entitled to participate in other bonus and fringe benefit plans available to the Corporation's and FFB's employees. A copy of the agreement is attached hereto as Exhibit 10.1.

      If Mr. Lowery is terminated for other than "just cause" or is "constructively discharged," and such termination does not occur within 12 months after a "change in control" (as such terms are defined in the Employment Agreement), he would receive an amount equal to the sum of his base salary through the end of the then-current term of the Employment Agreement. He also would be entitled to elect to receive, at his sole discretion, either (i) cash in an amount equal to his cost of obtaining all benefits which he would have been eligible to participate in or receive through the term of the Employment Agreement, or (ii) continued participation under such benefit plans through the term of the Employment Agreement, if he continued to qualify for participation in such benefit plans.

      If Mr. Lowery is terminated for other than just cause or is constructively discharged, and this occurs within 12 months following a change in control, he would be entitled to an amount equal to or the greater of the compensation and benefits described above if the termination did not occur within 12 months following a change in control; or, the product of 2.99 times the sum of his base salary in effect as of the date of the change in control and an amount equal to the bonuses received by or payable to him in or for the calendar year prior to the year in which the change in control occurs; and, at his sole discretion, either cash in an amount equal to his cost of obtaining for a period of three years, beginning on the date of termination, all benefits which he was eligible to participate in or receive, or continued participation under such benefit plans for a period of three years, beginning on the date of termination, if he continued to qualify for participation in such benefit plan.

ITEM 6. Exhibits.

Exhibit No:    Description of Exhibit:
-----------    -----------------------
    3.1        Amended and Restated Articles of Incorporation of First Financial
               Corporation, incorporated by reference to the Corporation's Form
               10-Q filed for the quarter ended September 30, 2004.

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

   10.1        Employment Agreement for Norman L. Lowery, dated January 1, 2005.

   10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

   10.3 2005 Schedule of Director Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended
               December 31, 2004.

   10.4 2005 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended December 31, 2004.

   31.1        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
               10-Q for the quarter ended March 31, 2005 by Principal Executive
               Officer, dated May 10, 2005.

   31.2        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
               10-Q for the quarter ended March 31, 2005 by Principal Financial
               Officer, dated May 10, 2005.

   32.1 Certification, dated May 10, 2005, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004 on Form 10-Q for the quarter ended
               March 31, 2005.

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

                                            FIRST FINANCIAL CORPORATION
                                            ---------------------------
                                                   (Registrant)

Date: May 10, 2005                          By /s/ Donald E. Smith
                                               ---------------------------------
                                            Donald E. Smith, Chairman

Date: May 10, 2005                          By /s/ Norman L. Lowery
                                               ---------------------------------
                                            Norman L. Lowery, Vice Chairman

Date: May 10, 2005                          By /s/ Michael A. Carty
                                               ---------------------------------
                                            Michael A. Carty, Treasurer

                                  Exhibit Index

Exhibit No:    Description of Exhibit:
-----------    -----------------------
    3.1        Amended and Restated Articles of Incorporation of First Financial
               Corporation, incorporated by reference to the Corporation's Form
               10-Q filed for the quarter ended September 30, 2004.

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

   10.1        Employment Agreement for Norman L. Lowery, dated January 1, 2005.

   10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

   10.3 2005 Schedule of Director Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended
               December 31, 2004.

   10.4 2005 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended December 31, 2004.

   31.1        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
               10-Q for the quarter ended March 31, 2005 by Principal Executive
               Officer, dated May 10, 2005.

   31.2        Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
               10-Q for the quarter ended March 31, 2005 by Principal Financial
               Officer, dated May 10, 2005.

   32.1 Certification, dated May 10, 2005, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004 on Form 10-Q for the quarter ended
               March 31, 2005.