Form 10-Q
period 2005-06-30
FIRST FINANCIAL CORP /IN/
filed 2005-08-09
CIK 714562

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934




For The Quarterly Period Ended   June 30, 2005
                               ---------------

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

                             (812)238-6000
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No     .
                  -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X    No      .
                                                -----     -----


As of August 1, 2005 there were outstanding 13,403,601 shares of common stock.

                      FIRST FINANCIAL CORPORATION

                               FORM 10-Q

                                 INDEX


                                                                                                           Page No.
                                                                                                           --------
PART I.  Financial Information

     Item 1.  Financial Statements:

       Consolidated Balance Sheets.............................................................................3

       Consolidated Statements of Income.......................................................................4

       Consolidated Statements of Shareholders' Equity.........................................................5

       Consolidated Statements of Cash Flows...................................................................7

       Notes to Consolidated Financial Statements..............................................................8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................11

     Item 4.  Controls and Procedures.........................................................................12

PART II.   Other Information:

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................13

     Item 4.  Submission of Matters to a Vote of Security Holders.............................................13

     Item 6.  Exhibits........................................................................................13

     Signatures...............................................................................................14

                     Part I -Financial Information

Item 1. Financial Statements

                      FIRST FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands, except per share data)

                                                                         June 30,           December 31,
                                                                           2005                 2004
                                                                           ----                 ----
                                                                       (Unaudited)
               ASSETS
Cash and due from banks                                                 $    82,014         $    94,928
Federal funds sold and short-term investments                                 6,302               5,400
Securities available-for-sale                                               496,967             507,990
Loans:
  Commercial, financial and agricultural                                    405,660             401,724
  Real estate - construction                                                 31,946              32,810
  Real estate - mortgage                                                    741,685             753,826
  Installment                                                               279,233             272,261
  Lease financing                                                             2,964               3,658
                                                                        -----------         -----------
                                                                          1,461,488           1,464,279
Less:
    Unearned income                                                            (357)               (408)
    Allowance for loan losses                                               (17,564)            (19,918)
                                                                        -----------         -----------
                                                                          1,443,567           1,443,953

Accrued interest receivable                                                  11,808              12,016
Premises and equipment, net                                                  30,592              31,154
Bank-owned life insurance                                                    50,081              49,177
Goodwill                                                                      7,102               7,102
Other intangible assets                                                       2,819               3,093
Other real estate owned                                                       3,285               3,262
Other assets                                                                 23,222              25,917
                                                                        -----------         -----------
          TOTAL ASSETS                                                  $ 2,157,759         $ 2,183,992
                                                                        ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                    $   171,456         $   145,852
 Interest-bearing:
      Certificates of deposit of $100 or more                               201,929             184,604
      Other interest-bearing deposits                                     1,116,223           1,112,665
                                                                        -----------         -----------
                                                                          1,489,608           1,443,121
Short-term borrowings                                                         7,808              75,527
Other borrowings                                                            362,156             362,486
Other liabilities                                                            29,642              34,523
                                                                        -----------         -----------
          TOTAL LIABILITIES                                               1,889,214           1,915,657
                                                                        -----------         -----------

Shareholders' equity:
 Common stock, $.125 stated value per share;
   Authorized shares--40,000,000
   Issued shares-14,450,966
   Outstanding shares--13,403,601 in 2005 and 13,535,770 in 2004              1,806               1,806
 Additional paid-in capital                                                  67,519              67,519
 Retained earnings                                                          217,562             211,623
 Accumulated other comprehensive income                                       6,413               8,357
Treasury shares, at cost 1,047,365 in 2005 and 915,196 in 2004              (24,755)            (20,970)
                                                                        -----------         -----------

          TOTAL SHAREHOLDERS' EQUITY                                        268,545             268,335
                                                                        -----------         -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,157,759         $ 2,183,992
                                                                        ===========         ===========


See accompanying notes.

                      FIRST FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except per share data)


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                        2005           2004           2005            2004
                                                       -------        -------        -------        -------
                                                             (Unaudited)                 (Unaudited)
INTEREST INCOME:
  Loans, including related fees                        $23,931        $22,744        $47,225        $45,666
  Securities:
    Taxable                                              3,990          3,816          7,747          7,725
   Tax-exempt                                            1,518          1,797          3,170          3,638
  Other                                                    337            468            999          1,072
                                                       -------        -------        -------        -------
   TOTAL INTEREST INCOME                                29,776         28,825         59,141         58,101
                                                       -------        -------        -------        -------

INTEREST EXPENSE:
Deposits                                                 6,492          5,853         12,445         11,926
Short-term borrowings                                       93            260            291            484
Other borrowings                                         4,913          4,959          9,784         10,005
                                                       -------        -------        -------        -------
   TOTAL INTEREST EXPENSE                               11,498         11,072         22,520         22,415
                                                       =======        -------        -------        -------

   NET INTEREST INCOME                                  18,278         17,753         36,621         35,686

   Provision for loan losses                             3,783          1,923          6,006          3,846
                                                       -------        -------        -------        -------

   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      14,495         15,830         30,615         31,840
                                                       -------        -------        -------        -------

NON-INTEREST INCOME:
   Trust and financial services                            881          1,011          1,856          2,024
   Service charges and fees on deposit accounts          2,974          2,964          5,579          5,620
   Other service charges and fees                        1,403          1,838          3,020          3,368
   Securities gains/ (losses), net                          19            410             25            423
   Insurance commissions                                 1,538          1,472          2,877          2,860
   Gain on sale of mortgage loans                          436            132            623            543
   Gain on life insurance benefit                            -              -              -          4,113
   Other                                                   556            494          1,559          1,947
                                                       -------        -------        -------        -------
TOTAL NON-INTEREST INCOME                                7,807          8,321         15,539         20,898
                                                       -------        -------        -------        -------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                        9,620          9,396         18,884         18,749
   Occupancy expense                                       923          1,015          1,912          1,985
   Equipment expense                                       921            843          1,839          1,677
   Other                                                 4,313          4,618          8,483          8,993
                                                       -------        -------        -------        -------
TOTAL NON-INTEREST EXPENSE                              15,777         15,872         31,118         31,404
                                                       -------        -------        -------        -------

   INCOME BEFORE INCOME TAXES                            6,525          8,279         15,036         21,334

Provision for income taxes                               1,533          1,950          3,733          4,320
                                                       -------        -------        -------        -------
   NET INCOME                                          $ 4,992        $ 6,329        $11,303        $17,014
                                                       =======        =======        =======        =======

EARNINGS PER SHARE:
   Basic and Diluted                                   $  0.37        $  0.47        $  0.84        $  1.26
                                                       =======        =======        =======        =======
   Dividends per share                                 $  0.40        $  0.39        $  0.40        $  0.39
                                                       =======        =======        =======        =======

Weighted average number
of shares outstanding (in thousands)                    13,456         13,517         13,488         13,537
                                                       =======        =======        =======        =======


See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                             June 30, 2005 and 2004
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                         Accumulated
                                                           Additional                       Other
                                              Common        Paid-in       Retained      Comprehensive     Treasury
                                              Stock         Capital       Earnings       Income/(Loss)      Stock           Total
Balance, April 1, 2005                       $  1,806       $ 67,519       $217,934        $  5,252       $(22,337)       $270,174

Comprehensive income:
     Net income                                                               4,992                                          4,992
     Change in net unrealized
     gains/ (losses) on securities
     available-for-sale                                                                       1,161                          1,161
                                                                                                                          --------
       Total comprehensive income                                                                                            6,153

Cash dividends, $.40 per share                                               (5,364)                                        (5,364)
Treasury stock purchase                                                                                     (2,418)         (2,418)
                                             --------       --------       --------        --------       --------        --------
Balance, June 30, 2005                       $  1,806       $ 67,519       $217,562        $  6,413       $(24,755)       $268,545
                                             ========       ========       ========        ========       ========        ========


Balance, April 1, 2004                       $  1,806       $ 67,181       $204,979        $ 13,006       $(20,839)       $266,133

Comprehensive income:
     Net income                                                               6,329                                          6,329
     Change in net unrealized
     gains/ (losses) on securities
     available-for-sale                                                                      (6,412)                        (6,412)
                                                                                                                          --------
       Total comprehensive income/(loss)                                                                                       (83)

Cash dividends, $.39 per share                                               (5,265)                                        (5,265)
Treasury stock purchase                                                                                       (909)           (909)
                                             --------       --------       --------        --------       --------        --------
Balance, June 30, 2004                       $  1,806       $ 67,181       $206,043        $  6,594       $(21,748)       $259,876
                                             ========       ========       ========        ========       ========        ========



See accompanying notes.

                          FIRST FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Six Months Ended
                            June 30, 2005, and 2004
              (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                                                                                       Accumulated
                                                        Additional                        Other
                                          Common         Paid-in        Retained      Comprehensive     Treasury
                                          Stock          Capital        Earnings       Income/(Loss)      Stock           Total
Balance, January 1, 2005                  $  1,806        $ 67,519       $211,623        $  8,357        $(20,970)        $268,335

Comprehensive income:
     Net income                                                            11,303                                           11,303
     Change in net unrealized
     gains/ (losses) on securities
     available-for-sale                                                                   (1,944)                          (1,944)
                                                                                                                          --------
       Total comprehensive income                                                                                           9,359

Cash dividends, $.40 per share                                            (5,364)                                         (5,364)
Treasury stock purchase                                                                                    (3,785)         (3,785)
                                          --------        --------       --------        --------        --------         --------
Balance, June 30, 2005                    $  1,806        $ 67,519       $217,562        $  6,413        $(24,755)        $268,545
                                          ========        ========       ========        ========        ========         ========

Balance, January 1, 2004                  $  1,806        $ 67,181       $194,294        $ 11,463        $(19,465)        $255,279

Comprehensive income
     Net income                                                            17,014                                           17,014
     Change in net unrealized
     gains/ (losses) on securities
     available-for-sale                                                                   (4,869)                           (4,869)
                                                                                                                          --------
       Total comprehensive income                                                                                           12,145

Cash dividends, $.39 per share                                             (5,265)                                          (5,265)
Treasury stock purchase                                                                                    (2,283)          (2,283)
                                          --------        --------       --------        --------        --------         --------
Balance, June 30, 2004                    $  1,806        $ 67,181       $206,043        $  6,594        $(21,748)        $259,876
                                          ========         ========      ========        ========        ========         ========


See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 2005             2004
                                                                                 ----             ----
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                     $ 11,303         $ 17,014
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net amortization (accretion) of premiums and discounts on investments            (362)           1,039
  Provision for loan losses                                                       6,006            3,846
  Securities (gains), net                                                           (25)            (423)
  Depreciation and amortization                                                   1,672            1,500
  Other, net                                                                     (1,154)          (4,029)
                                                                               --------         --------
      NET CASH FROM OPERATING ACTIVITIES                                         17,440           18,947
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of securities available-for-sale                                            2,234           24,857
Maturities and principal reductions on securities available-for-sale             66,756           37,187
Purchases of securities available-for-sale                                      (60,820)         (38,040)
Loans made to customers, net of repayments                                       (6,025)         (33,251)
Net change in federal funds sold                                                   (902)            (900)
Proceeds from life insurance benefit                                                  -            7,267
Additions to premises and equipment                                                (836)          (2,962)
                                                                               --------         --------
      NET CASH FROM INVESTING ACTIVITIES                                            407           (5,842)
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits                                                           46,487          (49,299)
Net change in short-term borrowings                                             (67,719)          35,629
Dividends paid                                                                   (5,414)          (4,890)
Purchase of treasury stock                                                       (3,785)          (2,283)
Proceeds from other borrowings                                                        -           42,006
Repayments on other borrowings                                                     (330)         (36,932)
                                                                               --------         --------
     NET CASH FROM FINANCING ACTIVITIES                                         (30,761)         (18,769)
                                                                               --------         --------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (12,914)          (5,664)
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               94,928           94,198
                                                                               --------         --------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 82,014         $ 88,534
                                                                               ========         ========



See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying June 30, 2005 and 2004 consolidated financial statements are unaudited. The December 31, 2004 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2004 annual report. The following notes should be read together with notes to the consolidated financial statements included in the 2004 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

     2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                                                     (000's)
                                                                                             June 30,       December 31,
                                                                                               2005            2004
                                                                                              -----            ----

Impaired loans with related allowance for loan losses calculated under SFAS No. 114          $10,467          $16,240
Impaired loans with no related allowance for loan losses                                       2,920            2,582
                                                                                             -------          -------
                                                                                             $13,387          $18,822
                                                                                             =======          =======


     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

     The amortized cost and fair value of the Corporation's investments at June 30, 2004 and December 31, 2004 are shown below. All securities are classified as available-for-sale.


                                                             (000's)                        (000's)
                                                          June 30, 2005                 December 31, 2004
                                                 Amortized Cost     Fair Value    Amortized Cost    Fair Value
                                                 --------------     ----------    --------------    ----------
United States Government entity mortgage-
  Backed securities                                $242,044            $241,662        $227,927      $229,028
Collateralized Mortgage Obligations                  10,467              10,456          19,895        19,866
States and Municipal Obligations                    130,515             136,674         137,206       144,294
Corporate Obligations                                98,908              99,926         104,754       106,077
Equity Securities                                     4,344               8,249           4,280         8,725
                                                   --------            --------        --------      --------
                                                   $486,278            $496,967        $494,062      $507,990
                                                   ========            ========        ========      ========



4.  Short-Term Borrowings

    Period-end short-term borrowings were comprised of the following:

                                                        (000's)
                                              June 30,          December 31,
                                                2005               2004
                                                ----               -----
Federal Funds Purchased                        $  885             $69,002
Repurchase Agreements                           5,585               5,597
Note Payable - U.S. Government                  1,338                 928
                                               ------             -------
                                               $7,808             $75,527
                                               ======             =======

5. Other Borrowings

   Other borrowings at period-end are summarized as follows:

                                                                              (000's)
                                                                      June 30,       December 31,
                                                                        2005             2004
                                                                        ----             -----
FHLB advances                                                          $337,556        $337,886
Note payable to a financial institution                                  18,000          18,000
City of Terre Haute, Indiana economic development revenue bonds           6,600           6,600
                                                                       --------        --------
                                                                       $362,156        $362,486

6. Components of Net Periodic Benefit Cost

                                                   THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30,
                                                            (000's)                                     (000's)
                                                                 Post-Retirement                                Post-Retirement
                                             Pension Benefits    Health Benefits        Pension  Benefits       Health Benefits
                                            2005        2004      2005       2004        2005       2004        2005        2004
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                               $   701    $   627    $    35    $    20    $ 1,403     $ 1,254     $    70     $    41
-----------------------------------------------------------------------------------------------------------------------------------
Interest cost                                  622        542         80         61      1,245       1,084         160         122
-----------------------------------------------------------------------------------------------------------------------------------
Expected return on plan assets                (821)      (700)         -          -     (1,642)     (1,400)          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of transition obligation            -          -         15         15          -           -          30          30
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of prior service cost              14         (4)         -          -         28          (9)          -           -
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of net (gain) loss                 62         61         63         34        123         123         125          68
-----------------------------------------------------------------------------------------------------------------------------------
Net Periodic Benefit Cost                  $   578    $   526    $   193    $   130    $ 1,157     $ 1,052     $   385     $   261
===================================================================================================================================

Employer Contributions

     First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $300,000 to the Post Retirement Health Benefits Plan in 2005. A contribution to the Pension Plan of $700,000 for the 6 months ended June 30, 2005 has been made. First Financial Corporation anticipates contributing an additional $800,000 and $1.2 million respectively to its Pension Plan and ESOP in 2005. Contributions of $149,000 have been made through the first half of 2005 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $151,000 to the Post Retirement Health Benefits plan in 2005.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation's business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, and subsequent filings with the United States Securities and Exchange Commission
(SEC). Copies of these filings are available at no cost on the SEC's Web site at www.sec.gov or on the Corporation's Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

                          Summary of Operating Results


     Net income for the three months ended June 30, 2005 was $5.0 million, a 21.1% decrease from the $6.3 million for the same period in 2004. Basic earnings per share for the quarter ended June 30, 2005 decreased to $0.37, a 21.3% decrease from the $0.47 for the same period in 2004. The year-to-date net income at June 30, 2005 was $11.3 million or $0.84 per share, compared to $17.0 million or $1.26 per share for the same period in 2004. These represent 33.6% and 33.3% decreases in net income and earnings per share, respectively.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $935,000 to $36.6 million in the first six months of 2005 from $35.7 million in the same period in 2004. During the same period the net interest margin increased from 3.77% in 2004 to 3.95% in 2005, a 18 basis point increase driven by a greater increase in the yield on earning assets than in the average cost of funds. The net interest income for the three months ended June 30, 2005 was $18.3 million, an increase of $525,000 over the $17.8 million for the same period of 2004.

Non-Interest Income

     Non-interest income decreased $5.4 million to $15.5 million at June 30, 2005 from $20.9 million for the six months ended June 30, 2004. This was largely the result of a non-taxable gain of $4.1 million on a life insurance benefit received in the first quarter of 2004. Security gains the six months ended June 30, 2005 were $25 thousand compared to $423 thousand for the same period of 2004 Non-interest income for the three months ended June 30, 2005 was $7.8 million compared to $8.3 million for the same period of 2004. Other services charges and fees account for $435 thousand of the $514 thousand decrease.

Non-Interest Expenses

     Non-interest expenses decreased $286 thousand from $31.4 million for the six months ended June 30, 2004 to $31.1 million for the same period of 2005. The non-interest expense for the three months ended June 30, 2005 was $15.8 million compared to $15.9 million for the same period of 2004. This is due mainly to cost savings from consolidating our affiliated banks into one bank.

Allowance for Loan Losses

     The Corporation's provision for loan losses increased to $6.0 million for the first six months of 2005 compared to $3.8 million in the same period of 2004. At June 30, 2005, the allowance for loan losses was 1.22% of net loans. Net chargeoffs for the first six months of 2005 were $8.4 million compared to $3.3 million for the same period in 2004. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $17.6 million at June 30, 2005 is adequate. Loans classified substandard, doubtful, or loss declined from approximately $72 million at December 31, 2004 to approximately $66 million at June 30, 2005, and includes two credits expected to be sold in the third quarter totaling $7.4 million. The Provision for Loan Losses was increased by $1.5 million during the quarter due primarily to additional losses relating to the recent decision to sell certain problem loan relationships to a third party in order to mitigate the unknown risks associated with anticipated litigation and liquidation of the credits. The sales are expected to be completed during the third quarter. The loan balances have already been charged down to an amount equal to the expected net sale proceeds.

Non-performing Loans

Non-performing loans, which include the aforementioned $7.4 million in loans anticipated to be sold, consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2005 and December 31, 2004 follows:

                                                        (000's)
                                            June 30, 2005   December 31, 2004
                                            -------------   -----------------
Non-accrual loans                               $17,787          $19,862
Restructured loans                                  392              430
                                                -------          -------
                                                 18,179           20,292
Accruing loans past due over 90 days              7,429            7,813
                                                -------          -------
                                                $25,608          $28,105
                                                =======          =======

Ratio of the allowance for loan losses
 as a percentage of non-performing loans             69%              71%


     The following loan categories comprise significant components of the non-performing loans:


                                               (000's)
                                  June 30, 2005      December 31, 2004
                                  -------------      -----------------
Non-Accrual Loans:
      1-4 family residential         $ 1,192              $   608
      Commercial loans                14,814               17,635
      Installment loans                1,781                1,619
                                     -------              -------
                                     $17,787              $19,862
                                     =======              =======

Past due 90 days or more:
       1-4 family residential        $ 3,990              $ 3,723
       Commercial loans                1,551                2,159
       Installment loans               1,888                1,931
                                     -------              -------
                                     $ 7,429              $ 7,813
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

     The table below shows the Corporation's estimated sensitivity profile as of June 30, 2005. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.98% over the next 12 months and increase 7.44% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.66% over the next 12 months and decrease 6.31% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

   Basis Point                Percentage Change in Net Interest Income
                              ----------------------------------------
    Interest Rate Change        12 months     24 months     36 months
    ------------------------------------------------------------------
    Down 200                      -7.93        -15.55        -20.53
    Down 100                      -2.66         -6.31         -8.97
    Up 100                         3.98          7.44         10.19
    Up 200                         4.75         11.42         17.01

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.5 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $100.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $14.1 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing the first six months of 2005 to the year 2004, average loans are up $12.4 million. Average borrowings are down $77.2 million. Reduction in the average investments of $84.5 million was used to fund loans and reduce borrowings. Average shareholders' equity increased $9.8 million, or 3.7%. Strong financial performance pushed book value per share up 4.1% to $20.04 in 2005 from $19.25 at June 30, 2004. Book value per share is calculated by dividing the total equity by the number of shares outstanding.

Capital Adequacy

     As of June 30, 2005, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                                  To Be Well
                                         June 30, 2005      December 31, 2004     Capitalized
                                         -------------      -----------------     -----------
Total risk-based capital ratio                16.64%             16.55%            >= 10.0%
Tier I risk-based capital ratio               15.55%             15.32%            >=  6.0%
Tier I leverage capital ratio                 11.77%             11.42%            >=  5.0%

ITEM 4.  Controls and Procedures

     First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures as of June 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          (c)    Purchases of Equity Securities

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

----------------------------------------------------------------------------------------------------------------------
                                       (a)                (b)                   (c)                      (d)
                                                                      Total Number Of Shares
                                                                      Purchased As Part Of      Maximum Number Of
                               Total Number Of       Average Price    Publicly Announced        Shares That May Yet
                               Shares Purchased      Paid Per Share   Plans Or Programs *       Be Purchased *
----------------------------------------------------------------------------------------------------------------------
April 1 - 30, 2005                      0                 N/A                   N/A                      N/A
----------------------------------------------------------------------------------------------------------------------
May 1-31, 2005                       72,837              27.25                  N/A                      N/A
----------------------------------------------------------------------------------------------------------------------
June 1-30, 2005                      15,500              27.91                  N/A                      N/A
----------------------------------------------------------------------------------------------------------------------
Total                                88,337              27.37                  N/A                      N/A
----------------------------------------------------------------------------------------------------------------------

     * The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual meeting of the shareholders of the Corporation was held on April 20, 2005

(b) The following were elected Directors of the Corporation for a three year term as follows:

                                    Votes for        Votes Against
                                    ---------        -------------
        B. Guille Cox, Jr           11,290,217           202,211
        Anton H. George             11,281,748           210,581
        Gregory L. Gibson           11,401,048            91,280
        Virginia L. Smith           11,389,226           103,102

     The following was elected Director of the Corporation for a two year term:

                                    Votes for        Votes Against
                                    ---------        -------------
        W. Curtis Brighton          11,438,669             53,659

     The following individual's terms as directors continued after the meeting:
Thomas T. Dinkel; Norman L. Lowery; Patrick O'Leary; Chapman J. Root, II; William A. Niemeyer; and, Donald E. Smith. As previously reported, Mr. Root resigned on June 21, 2005, and the Board of Directors appointed Ronald K. Rich to complete his unexpired term.

(c) At the annual meeting, the only item for consideration was the election of the five directors. The vote tabulation for the election of such Directors is set forth above.

Item 6            Exhibits

Exhibit No:       Description of Exhibit:
-----------       -----------------------
     3.1       Amended and Restated Articles of Incorporation of First Financial
               Corporation, incorporated by reference to the Corporation's Form
               10-Q filed for the quarter ended September 30, 2004.
     3.2       Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.
     10.1      Employment Agreement for Norman L. Lowery, dated January 1, 2005, by reference to Exhibit 10-2 to the Corporation Form 10-Q filed for the quarter ended March 31, 2005.
     10.2      2001 Long-Term Incentive Plan of First Financial Corporation,
               incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.
     31.1      Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q
               for the quarter ended June 30, 2005 by Principal Executive
               Officer, dated August 8, 2005.
     31.2      Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q
               for the quarter ended June 30, 2005 by Principal Financial
               Officer, dated August 8, 2005.
     32.1      Section 1350 Certification, dated August 8, 2005, of Principal
               Executive Officer and Principal Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                              13

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


                                        FIRST FINANCIAL CORPORATION
                                        ---------------------------
                                                (Registrant)




Date: August 8, 2005                    By /s/ Donald E. Smith
                                        ------------------------------
                                        Donald E. Smith, Chairman



Date: August 8, 2005                    By /s/ Norman L. Lowery
                                        ------------------------------
                                        Norman L. Lowery, Vice Chairman & CEO
                                            (Principal Executive Officer)




Date: August 8, 2005                    By /s/ Michael A. Carty
                                        ------------------------------
                                        Michael A. Carty, Treasurer & CFO
                                         (Principal Financial Officer)

                                  Exhibit Index


Exhibit No:       Description of Exhibit:
----------        -----------------------

    3.1 Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

    10.1 Employment Agreement for Norman L. Lowery, dated January 1, 2005, by reference to Exhibit 10-2 to the Corporation Form 10-Q filed for the quarter ended March 31, 2005.

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2004.

    31.1 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 by Principal Executive Officer, dated August 8, 2005.

    31.2 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 by Principal Financial Officer, dated August 8, 2005.

    32.1 Section 1350 Certification, dated August 8, 2005, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.