Form 10-Q
period 2005-09-30
FIRST FINANCIAL CORP /IN/
filed 2005-11-08
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Yes  x  No    .
    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  x  No    .
    ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  x .
    ---    ---

As of November 3, 2005 there were outstanding 13,360,070 shares of common stock.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1. Financial Statements:

      Consolidated Balance Sheets....................................       3

      Consolidated Statements of Income..............................       4

      Consolidated Statements of Shareholders' Equity................       5

      Consolidated Statements of Cash Flows..........................       7

      Notes to Consolidated Financial Statements.....................       8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................       9

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk......................................................      12

   Item 4. Controls and Procedures...................................      13

PART II. Other Information:
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds..................................................      13

   Item 6. Exhibits..................................................      14

   Signatures........................................................      15

                          Part I -Financial Information

Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                      September 30,   December 31,
                                                                           2005           2004
                                                                      -------------   ------------
                                                                       (Unaudited)
                               ASSETS
Cash and due from banks                                                $   68,394      $   94,928
Federal funds sold and short-term investments                               8,105           5,400
Securities available-for-sale                                             555,969         507,990
Loans:
   Commercial, financial and agricultural                                 388,488         401,724
   Real estate - construction                                              33,077          32,810
   Real estate - mortgage                                                 718,498         753,826
   Installment                                                            281,611         272,261
   Lease financing                                                          2,821           3,658
                                                                       ----------      ----------
                                                                        1,424,495       1,464,279
Less:
   Unearned income                                                           (333)           (408)
   Allowance for loan losses                                              (16,294)        (19,918)
                                                                       ----------      ----------
                                                                        1,407,868       1,443,953

Accrued interest receivable                                                11,869          12,016
Premises and equipment, net                                                30,245          31,154
Bank-owned life insurance                                                  55,365          49,177
Goodwill                                                                    7,102           7,102
Other intangible assets                                                     2,686           3,093
Other real estate owned                                                     3,593           3,262
Other assets                                                               24,069          25,917
                                                                       ----------      ----------
         TOTAL ASSETS                                                  $2,175,265      $2,183,992
                                                                       ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $  178,060      $  145,852
   Interest-bearing:
      Certificates of deposit of $100 or more                             241,719         184,604
      Other interest-bearing deposits                                   1,066,799       1,112,665
                                                                       ----------      ----------
                                                                        1,486,578       1,443,121
Short-term borrowings                                                      45,561          75,527
Other borrowings                                                          343,878         362,486
Other liabilities                                                          26,758          34,523
                                                                       ----------      ----------
         TOTAL LIABILITIES                                              1,902,775       1,915,657
                                                                       ----------      ----------

Shareholders' equity:
   Common stock, $.125 stated value per share;
      Authorized shares--40,000,000
      Issued shares-14,450,966
      Outstanding shares--13,375,101 in 2005 and 13,535,770 in 2004         1,806           1,806
   Additional paid-in capital                                              67,519          67,519
   Retained earnings                                                      223,885         211,623
   Accumulated other comprehensive income                                   4,856           8,357
Treasury shares, at cost 1,075,865 in 2005 and 915,196 in 2004            (25,576)        (20,970)
                                                                       ----------      ----------
         TOTAL SHAREHOLDERS' EQUITY                                       272,490         268,335
                                                                       ----------      ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $2,175,265      $2,183,992
                                                                       ==========      ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2005      2004      2005      2004
                                                      -------   -------   -------   -------
                                                         (Unaudited)         (Unaudited)
INTEREST INCOME:
   Loans including related fees                       $24,654   $23,235   $71,879   $68,901
   Securities:
      Taxable                                           4,211     3,624    11,958    11,349
      Tax-exempt                                        1,561     1,712     4,731     5,350
  Other                                                   467       450     1,466     1,522
                                                      -------   -------   -------   -------
      TOTAL INTEREST INCOME                            30,893    29,021    90,034    87,122
                                                      -------   -------   -------   -------

INTEREST EXPENSE:
   Deposits                                             7,132     5,740    19,577    17,666
   Short-term borrowings                                  143       371       434       855
   Other borrowings                                     4,933     5,063    14,717    15,068
                                                      -------   -------   -------   -------
      TOTAL INTEREST EXPENSE                           12,208    11,174    34,728    33,589
                                                      -------   -------   -------   -------
      NET INTEREST INCOME                              18,685    17,847    55,306    53,533
      Provision for loan losses                         2,608     2,223     8,614     6,069
                                                      -------   -------   -------   -------
      NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                  16,077    15,624    46,692    47,464
                                                      -------   -------   -------   -------

NON-INTEREST INCOME:
      Trust department income                           1,001     1,024     2,857     3,048
      Service charges and fees on deposit accounts      3,071     2,966     8,650     8,586
      Other service charges and fees                    1,837     1,723     4,857     5,091
      Securities gains/(losses), net                      545        21       570       444
      Insurance commissions                             1,516     1,737     4,393     4,597
      Gains on sales of mortgage loans                    336       199       959       742
      Gain on life insurance benefits                      --        --        --     4,113
      Other                                               501       523     2,060     2,470
                                                      -------   -------   -------   -------
TOTAL NON-INTEREST INCOME                               8,807     8,193    24,346    29,091
                                                      -------   -------   -------   -------

NON-INTEREST EXPENSES:
      Salaries and employee benefits                    9,560     9,224    28,444    27,973
      Occupancy expense                                   980     1,002     2,892     2,987
      Equipment expense                                 1,024       980     2,863     2,657
      Other                                             4,401     4,669    12,884    13,662
                                                      -------   -------   -------   -------
TOTAL NON-INTEREST EXPENSE                             15,965    15,875    47,083    47,279
                                                      -------   -------   -------   -------
      INCOME BEFORE INCOME TAXES                        8,919     7,942    23,955    29,276
Provision for income taxes                              2,596     1,967     6,329     6,287
                                                      -------   -------   -------   -------
      NET INCOME                                      $ 6,323   $ 5,975   $17,626   $22,989
                                                      =======   =======   =======   =======

PER SHARE DATA:
      Basic and Diluted                               $  0.47   $  0.44   $  1.31   $  1.70
                                                      =======   =======   =======   =======
      Dividends per share                             $    --   $    --   $  0.40   $  0.39
                                                      =======   =======   =======   =======
Weighted average number of
   shares outstanding (in thousands)                   13,395    13,501    13,457    13,525
                                                      =======   =======   =======   =======

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three months Ended
                           September 30, 2005 and 2004
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                            Accumulated
                                                                               Other
                                          Common   Additional   Retained   Comprehensive   Treasury
                                           Stock     Capital    Earnings   Income/(Loss)     Stock      Total
                                          ------   ----------   --------   -------------   --------   --------
Balance, July 1, 2005                     $1,806     $67,519    $217,562     $ 6,413       $(24,755)  $268,545
Comprehensive income:
   Net income                                                      6,323                                 6,323
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                      (1,557)                   (1,557)
                                                                                                      --------
      Total comprehensive income/(loss)                                                                  4,766
Treasury stock purchase                                                                        (821)      (821)
                                          ------     -------    --------     -------       --------   --------
Balance, September 30, 2005               $1,806     $67,519    $223,885     $ 4,856       $(25,576)  $272,490
                                          ======     =======    ========     =======       ========   ========

Balance, July 1, 2004                     $1,806     $67,181    $206,043     $ 6,594       $(21,748)  $259,876
Comprehensive income:
   Net income                                                      5,975                                 5,975
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                       3,669                     3,669
                                                                                                      --------
      Total comprehensive income/(loss)                                                                  9,644
Treasury stock purchase                                                                         (46)       (46)
                                          ------     -------    --------     -------       --------   --------
Balance, September 30, 2004               $1,806     $67,181    $212,018     $10,263       $(21,794)  $269,474
                                          ======     =======    ========     =======       ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Nine months Ended
                          September 30, 2005, and 2004
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         Accumulated
                                                                            Other
                                       Common   Additional   Retained   Comprehensive   Treasury
                                        Stock     Capital    Earnings   Income/(Loss)     Stock      Total
                                       ------   ----------   --------   -------------   --------   --------
Balance, January 1, 2005               $1,806     $67,519    $211,623      $ 8,357      $(20,970)  $268,335
Comprehensive income
   Net income                                                  17,626                                17,626
   Change in net unrealized
      gains/ (losses) on securities
      available for sale                                                    (3,501)                  (3,501)
                                                                                                   --------
      Total comprehensive income                                                                     14,125
Cash dividends, $.40 per share                                 (5,364)                               (5,364)
Treasury stock purchase                                                                   (4,606)    (4,606)
                                       ------     -------    --------      -------      --------   --------
Balance, September 30, 2005            $1,806     $67,519    $223,885      $ 4,856      $(25,576)  $272,490
                                       ======     =======    ========      =======      ========   ========

Balance, January 1, 2004               $1,806     $67,181    $194,294      $11,463      $(19,465)  $255,279
Comprehensive income
   Net income                                                  22,989                                22,989
   Change in net unrealized
      gains/ (losses) on securities
      available for sale                                                    (1,200)                  (1,200)
                                                                                                   --------
      Total comprehensive income                                                                     21,789
Cash dividends, $.39 per share                                 (5,265)                               (5,265)
Treasury stock purchase                                                                   (2,329)    (2,329)
                                       ------     -------    --------      -------      --------   --------
Balance, September 30, 2004            $1,806     $67,181    $212,018      $10,263      $(21,794)  $269,474
                                       ======     =======    ========      =======      ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                         Nine months Ended
                                                           September 30,
                                                       --------------------
                                                          2005       2004
                                                       ---------   --------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  17,626   $ 22,989
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net amortization/ (accretion) of premiums and
      discounts on investments                              (734)     1,625
   Provision for loan losses                               8,614      6,069
   Securities (gains), net                                  (570)      (444)
   Gain on Life insurance benefit                             --     (4,113)
   Depreciation and amortization                           2,493      2,349
   Other, net                                             (3,828)     2,818
                                                       ---------   --------
      NET CASH FROM OPERATING ACTIVITIES                  23,601     31,293
                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale                    11,900     31,346
Maturities and principal reductions on
   securities available-for-sale                         137,324     57,214
Purchases of securities available-for-sale              (201,734)   (39,723)
Loans made to customers, net of repayments                26,758    (43,088)
Net change in federal funds sold                          (2,705)     2,400
Proceeds from life insurance benefit                          --      7,267
Additions to premises and equipment                       (1,177)    (3,664)
                                                       ---------   --------
      NET CASH FROM INVESTING ACTIVITIES                 (29,634)    11,752
                                                       ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                    43,457    (46,770)
Net change in short-term borrowings                      (29,966)      (170)
Dividends paid                                           (10,778)   (10,155)
Purchase of treasury stock                                (4,606)    (2,329)
Proceeds from other borrowings                                --     85,006
Repayments on other borrowings                           (18,608)   (85,742)
                                                       ---------   --------
      NET CASH FROM FINANCING ACTIVITIES                 (20,501)   (60,160)
                                                       ---------   --------
      NET CHANGE IN CASH AND CASH EQUIVALENTS            (26,534)   (17,115)
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      94,928     94,198
                                                       ---------   --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD         $  68,394   $ 77,083
                                                       =========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying September 30, 2005 and 2004 consolidated financial statements are unaudited. The December 31, 2004 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2004 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2004 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

1. The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature. The Corporation reports financial information for only one segment, banking. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                      (000's)
                                                           ----------------------------
                                                           September 30,   December 31,
                                                                2005           2004
                                                           -------------   ------------
Impaired loans with related allowance for loan
   losses calculated under SFAS No. 114                        $3,464         $16,240
Impaired loans with no related allowance for loan losses        1,373           2,582
                                                               ------         -------
                                                               $4,837         $18,822
                                                               ======         =======

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

     The amortized cost and fair value of the Corporation's investments are shown below. All securities are classified as available-for-sale.

                                                      (000's)                       (000's)
                                                 September 30, 2005            December 31, 2004
                                            ---------------------------   ---------------------------
                                            Amortized Cost   Fair Value   Amortized Cost   Fair Value
                                            --------------   ----------   --------------   ----------
United States Government entity mortgage-
   Backed securities                           $281,598       $279,639       $227,927       $229,028
Collateralized Mortgage Obligations               6,265          6,262         19,895         19,866
States and Municipal Obligations                131,880        137,610        137,206        144,294
Corporate Obligations                           123,757        124,416        104,754        106,077
Equity Securities                                 4,376          8,042          4,280          8,725
                                               --------       --------       --------       --------
                                               $547,876       $555,969       $494,062       $507,990
                                               ========       ========       ========       ========

4. Short-Term Borrowings

     Period-end short-term borrowings were comprised of the following:

                                            (000's)
                                 ----------------------------
                                 September 30,   December 31,
                                      2005           2004
                                 -------------   ------------
Federal Funds Purchased             $ 4,720         $69,002
Repurchase Agreements                39,406           5,597
Note Payable - U.S. Government        1,435             928
                                    -------         -------
                                    $45,561         $75,527
                                    =======         =======

5. Other Borrowings

     Other borrowings at period-end are summarized as follows:

                                                     (000's)
                                          ----------------------------
                                          September 30,   December 31,
                                               2005           2004
                                          -------------   ------------
FHLB advances                                $337,278       $337,886
Note payable to a financial institution            --         18,000
City of Terre Haute, Indiana economic
   development revenue bonds                    6,600          6,600
                                             --------       --------
                                             $343,878       $362,486
                                             ========       ========

6. Components of Net Periodic Benefit Cost

                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                      (000's)                              (000's)
                                        ----------------------------------   -----------------------------------
                                                           Post-Retirement                       Post-Retirement
                                        Pension Benefits   Health Benefits    Pension Benefits   Health Benefits
                                        ----------------   ---------------   -----------------   ---------------
                                          2005    2004       2005   2004       2005      2004      2005   2004
                                         -----   -----       ----   ----     -------   -------     ----   ----
Service cost                             $ 701   $ 647       $ 35   $ 21     $ 2,104   $ 1,940     $106   $ 62
Interest cost                              622     551         80     61       1,867     1,653      239    183
Expected return on plan assets            (821)   (700)        --     --      (2,463)   (2,100)      --     --
Amortization of transition obligation       --      --         15     15          --        --       45     45
Amortization of prior service cost          14      14         --     --          42        42       --     --
Amortization of net (gain) loss             62      61         63     34         185       184      188    102
                                         -----   -----       ----   ----     -------   -------     ----   ----
Net Periodic Benefit Cost                $ 578   $ 573       $193   $131     $ 1,735   $ 1,719     $578   $392
                                         =====   =====       ====   ====     =======   =======     ====   ====

Employer Contributions

     First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $300,000 to the Post Retirement Health Benefits Plan in 2005. A contribution to the Pension Plan of $1.1 million for the 9 months ended September 30, 2005 has been made. First Financial Corporation anticipates contributing an additional $350,000 and $1.2 million respectively to its Pension Plan and ESOP in 2005. Contributions of $209,000 have been made through the first nine months of 2005 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $91,000 to the Post Retirement Health Benefits plan in 2005.

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

                          Critical Accounting Policies

     Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2004 Annual Report on Form 10-K.

                          Summary of Operating Results

     The net income for the quarter ended September 30, 2005 was $6.3 million or $0.47 per share, compared to $6.0 million or $0.44 per share for the same period in 2004. These represent 5.8% and 6.8% increases in net income and earnings per share, respectively.Net income for the nine months ended September 30, 2005 was $17.6 million, a 23.5% decrease from the $23.0 million for the same period in 2004. The year-to-date net income for 2004 included a $4.1 million non taxable gain on life insurance benefit. The decrease in net income in 2005 when adjusted for this gain is $1.3 million or 6.6% less than 2004. Basic earnings per share for the nine months ended September 30, 2005 was $1.31 compared to $1.70 for the same period in 2004. The gain on life insurance in 2004 accounted for $0.30 of this decrease in earnings per share

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. For the three months ended September 30, 2005 the net interest income of $18.7 million was a 4.7% increase over the $17.8 million for the same period of 2004. Net interest income increased $1.8 million or 3.3% to $55.3 million in the first nine months of 2005 from $53.5 million in the same period in 2004. The net interest margin increased from 3.77% in 2004 to 3.91% in 2005, a 14 basis point increase driven by a greater increase in the yield on earning assets than in the average cost of funds.

Non-Interest Income

     Non-interest income for the three months ended September 30, 2005 was $8.8 million, a 7.5% increase compared to the $8.2 million for the same period of 2004. Much of this increase can be attributed to the gain on sale of securities. Year-to-date non-interest income for 2005 decreased $4.7 million, or 16.3%, over the same period of 2004. The decrease in year-to-date non-interest income was only $600 thousand when adjusted for the gain from life insurance proceeds in 2004 of $4.1 million. Loan fees, insurance commissions and trust fees were down a combined $653,000.

Non-Interest Expenses

     Non-interest expenses for the nine months ended September 30, 2005 at $47.1 million was slightly less than the $47.3 million reported for the same period of 2004. Efficiencies from the consolidation of subsidiaries that were completed in the third quarter of 2005 contributed to the lower levels in non-interest expenses. Non-interest expenses for the three months ended September 30, 2005 were $90 thousand dollars higher at $16.0 million than the $15.9 million for the same period of 2004.

Allowance for Loan Losses

     The Corporation's provision for loan losses increased to $8.6 million for the first nine months of 2005 compared to $6.1 million in the same period of 2004. Net charge-off's for the first nine months of 2005 were $12.2 million compared to $4.6 million for the same period in 2004 as management chose to charge off several non-performing loans that were previously reserved for. Management also chose to sell other non-performing loans which accelerated the realization of potential losses and created the need to increase the provision. As a result of exiting these credits, total problem loans declined from $99.7 million at December 31, 2004 to $79.6 million at September 30, 2005. The decrease in impaired loans and in non-accrual loans is a factor in determining the adequacy of the allowance for loan losses. With the lower levels of non-accrual and impaired loans the needed level of the allowance for loan losses has declined. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and potential loss exposure on identified problem loans, management believes the allowance of $16.3 million at September 30, 2005 is adequate. The loss provision for the three months ended September 30, 2005 was $2.6 million compared to $2.3 million for the same period of 2004. The net charge-off's for the respective periods were $3.9 million compared to $1.3 million.

Provision for Income Taxes

     Income taxes for the nine months ended September 30, 2005 increased by $42 thousand from the same period in 2004. The effective tax rate was 26.4% and 21.5% for the 2005 and 2004 nine month periods. The income tax effective rate for 2004 adjusted for the non taxable gain on life insurance benefit would have been 25.0%. Tax exempt loan and investment income was less for the nine months ended September 30, 2005 than the same period of 2004 by $772 thousand. The effective tax rate for the three months ended September 30, 2005 was 29.0% compared to 24.8% for the same period of 2004. This again was impacted by the lower level of non taxable income.

Non-performing Loans

     Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2005 and December 31, 2004 follows:

                                                             (000's)
                                             --------------------------------------
                                             September 30, 2005   December 31, 2004
                                             ------------------   -----------------
Non-accrual loans                                  $ 8,696             $19,862
Restructured loans                                     368                 430
                                                   -------             -------
                                                     9,064              20,292
Accruing loans past due over 90 days                 7,039               7,813
                                                   -------             -------
                                                   $16,103             $28,105
                                                   =======             =======
Ratio of the allowance for loan losses
   as a percentage of non-performing loans             101%                 71%

     The following loan categories comprise significant components of the non-performing loans:

                                                             (000's)
                                             --------------------------------------
                                             September 30, 2005   December 31, 2004
                                             ------------------   -----------------
Non-Accrual Loans:
   1-4 family residential                          $1,391              $   608
   Commercial loans                                 5,794               17,635
   Installment loans                                2,511                1,619
                                                   ------              -------
                                                   $8,696              $19,862
                                                   ======              =======
Past due 90 days or more:
   1-4 family residential                          $3,609              $ 3,723
   Commercial loans                                 1,717                2,159
   Installment loans                                1,713                1,931
                                                   ------              -------
                                                   $7,039              $ 7,813
                                                   ======              =======

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

     The table below shows the Corporation's estimated sensitivity profile as of September 30, 2005. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.10% over the next 12 months and increase 6.25% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 4.31% over the next 12 months and decrease 7.60% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                       Percentage Change in Net Interest Income
Basis Point            ----------------------------------------
Interest Rate Change       12 months   24 months   36 months
--------------------       ---------   ---------   ---------
Down 200                     -9.02       -15.76      -20.47
Down 100                     -4.31        -7.60      -10.03
Up 100                        3.10         6.25        8.87
Up 200                        2.79         8.24       13.31

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $42.2 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $69.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $18.7 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing the first nine months of 2005 to the year ended 2004 average loans decreased by $11.9 million. Average deposits have increased by $33.6 million. Average borrowings decreased $6.6 million. Average shareholders' equity increased $3.6 million, or 1.3%. The Corporation's financial performance increased book value per share by 2.8% to $20.37 in 2005 from $19.82 at December 31, 2004. Book value per share is calculated by dividing the total equity by the number of shares outstanding.

Capital Adequacy

     As of September 30, 2005, the most recent notification from the respective regulatory agencies categorized the Corporation and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                                            To Be Well
                                  September 30, 2005   December 31, 2004   Capitalized
                                  ------------------   -----------------   -----------
Total risk-based capital ratio          16.64%               16.55%        > or = 10.0%
Tier I risk-based capital ratio         15.65%               15.32%        > or =  6.0%
Tier I leverage capital ratio           11.99%               11.42%        > or =  5.0%

ITEM 4. Controls and Procedures

     First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2005 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - Other Information

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

     (c) Purchases of Equity Securities by the Issuer

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

                                                                     (c)
                                                           Total Number Of Shares           (d)
                              (a)               (b)           Purchased As Part       Maximum Number
                        Total Number Of    Average Price    Of Publicly Announced   Of Shares That May
                       Shares Purchased   Paid Per Share     Plans Or Programs *    Yet Be Purchased *
                       ----------------   --------------   ----------------------   ------------------
July 1 - 31, 2005               --               N/A                 N/A                    N/A
August 1-31, 2005           11,000             29.14                 N/A                    N/A
September 1-30, 2005        17,500             28.62                 N/A                    N/A
Total                       28,500             28.82                 N/A                    N/A

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

Item 6 Exhibits

Exhibit No:   Description of Exhibit:
-----------   -----------------------
     3.1      Amended and Restated Articles of Incorporation of First Financial
              Corporation, incorporated by reference to the Corporation's Form
              10-Q filed for the quarter ended September 30, 2002.

     3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.1 Employment Agreement for Norman L. Lowery, dated January 1, 2005, by reference to Exhibit 10-2 to the Corporation Form 10-Q filed for the quarter ended March 31, 2005.

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.3 2005 Schedule of Director Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended
              December 31, 2004.

    10.4 2005 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended December 31, 2004.

    31.1 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 by Principal Executive
              Officer, dated November 3, 2005.

    31.2 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 by Principal Financial
              Officer, dated November 3, 2005.

    32.1      Section 1350 Certification, dated November 3, 2005, of Principal
              Executive Officer and Principal Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST FINANCIAL CORPORATION
                                        (Registrant)


Date: November 3, 2005                  By /s/ Donald E. Smith
                                           -------------------------------------
                                           Donald E. Smith, Chairman


Date: November 3, 2005                  By /s/ Norman L. Lowery
                                           -------------------------------------
                                           Norman L. Lowery, Vice Chairman & CEO
                                           (Principal Executive Officer)


Date: November 3, 2005                  By /s/ Michael A. Carty
                                           -------------------------------------
                                           Michael A. Carty, Treasurer & CFO
                                           (Principal Financial Officer)

                                  Exhibit Index

Exhibit No:   Description of Exhibit:
-----------   -----------------------
     3.1      Amended and Restated Articles of Incorporation of First Financial
              Corporation, incorporated by reference to the Corporation's Form
              10-Q filed for the quarter ended September 30, 2002.

     3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.1 Employment Agreement for Norman L. Lowery, dated January 1, 2005, by reference to Exhibit 10-2 to the Corporation Form 10-Q filed for the quarter ended March 31, 2005.

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.3 2005 Schedule of Director Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended
              December 31, 2004.

    10.4 2005 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation Form 10-K filed for the fiscal year ended December 31, 2004.

    31.1 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 by Principal Executive
              Officer, dated November 3, 2005.

    31.2 Rule 13a -14 (a) Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 by Principal Financial
              Officer, dated November 3, 2005.

    32.1      Section 1350 Certification, dated November 3, 2005, of Principal
              Executive Officer and Principal Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.