Form 10-K
period 2005-12-31
FIRST FINANCIAL CORP /IN/
filed 2006-03-16
CIK 714562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission file number
   December 31, 2005                                              0-16759

                          FIRST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                INDIANA                              35-1546989
       (State of Incorporation)           (I.R.S. Employer Identification No.)

        One First Financial Plaza                        47807
            Terre Haute, IN
(Address of principal executive offices)              (Zip Code)

                 Registrant's telephone number: (812) 238-6000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                           Common Stock, no par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2005 the aggregate market value of the voting stock held by nonaffiliates of the registrant based on the average bid and ask prices of such stock was $373,528,465. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation's ESOP.)

     Shares of Common Stock outstanding as of March 10, 2006--13,323,785 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the 2005 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 19, 2006 are incorporated by reference into Part III.

                         Form 10-K Cross-Reference Index

                                                                                                            PAGE
PART I

  Item 1   Business.....................................................................................      2

  Item 1A  Risk Factors.................................................................................      2

  Item 1B  Unresolved Staff Comments....................................................................      4

  Item 2   Properties...................................................................................      4

  Item 3   Legal Proceedings............................................................................      5

  Item 4   Submission of Matters to a Vote of Security Holders..........................................      5

PART II

  Item 5   Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities....................................................      5

  Item 6   Selected Financial Data......................................................................      5

  Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations........      5

  Item 7A  Quantitative and Qualitative Disclosures about Market Risk...................................      5

  Item 8   Financial Statements and Supplementary Data..................................................      5

  Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........      6

  Item 9A  Controls and Procedures......................................................................      6

  Item 9B  Other Information............................................................................      6

PART III

  Item 10  Directors and Executive Officers of Registrant...............................................      7

  Item 11  Executive Compensation.......................................................................      7

  Item 12  Security Ownership of Certain Beneficial Owners and Management...............................      7

  Item 13  Certain Relationships and Related Transactions...............................................      7

  Item 14  Principal Accountant Fees and Services.......................................................      7

PART IV

  Item 15  Exhibits and Financial Statement Schedules...................................................   7, 8

           Signatures...................................................................................   8, 9

                                     PART 1

ITEM 1.  BUSINESS

     First Financial Corporation (the "Corporation") is a financial services holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation's business, please refer to the following sections of the 2005 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:

     1. Description of services, affiliations, number of employees, and competition, on page 31.
     2. Information regarding supervision of the Corporation, on page 12.
     3. Details regarding competition, on page 31.

ITEM 1A.  RISK FACTORS

THE CORPORATION IS SUBJECT TO INTEREST RATE RISK
     Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation's net income. Interest rates are key drivers of the Corporation's net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

THE CORPORATION IS SUBJECT TO LENDING RISK
     There are inherent risks associated with the Corporation's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana, Illinois and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

THE CORPORATION'S ALLOWANCE FOR POSSIBLE LOAN LOSSES MAY BE INSUFFICIENT
     The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.

THE CORPORATION OPERATES IN A HIGHLY COMPETITIVE INDUSTRY AND MARKET AREA
     The Corporation faces substantial competition in all areas of its operations from a variety of different competitors. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures.

     The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

     o The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets.
     o    The ability to expand the Corporation's market position.
     o The scope, relevance and pricing of products and services offered to meet customer needs and demands.
     o The rate at which the Corporation introduces new products and services relative to its competitors.
     o    Customer satisfaction with the Corporation's level of service.
     o    Industry and general economic trends.

     Failure to perform in any of these areas could significantly weaken the Corporation's competitive position, which could adversely affect the Corporation's growth and profitability, which, in turn, could have a material adverse effect on the corporation's financial condition and results of operations.

THE CORPORATION IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION
     The Corporation, primarily through the Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

THE CORPORATION'S CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED
     Management regularly reviews and updates the Corporation's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation's business, results of operations and financial condition.

THE CORPORATION IS DEPENDENT ON CERTAIN KEY MANAGEMENT AND STAFF
     The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation's net income.

\
                                       3

THE CORPORATION'S INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY
     The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation's customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation's information systems could damage the Corporation's reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation's financial condition and results of operations.

THE CORPORATION CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation's operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, the Corporation's financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2.   PROPERTIES

     First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., a wholly-owned subsidiary (the Bank). The Bank also owns three other facilities in downtown Terre Haute. Two are leased to other parties and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee five other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on five of the leases are June 30, 2012, May 31, 2011, February 14, 2011, December 31, 2008, and September 1, 2006. The sixth lease is on a month-to-month basis.

     Facilities of the Corporation's banking centers in Clay County include three offices in Brazil, Indiana and offices in Clay City and Poland, Indiana. All five buildings are held in fee.

     Facilities of the Corporation's banking center in Greene County include an office in Worthington, Indiana. This building is held in fee.

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

     Facilities of the Corporation's banking center in Clark County include an office in Marshall, Illinois. This building is held in fee.

     Facilities of the Corporation's banking center in Coles County include an office in Charleston, Illinois. This building is held in fee.

     Facilities of the Corporation's banking centers in Crawford County include one office and a drive-up facility in Robinson, Illinois and one office in Oblong, Illinois. All three buildings are held in fee.

     Facilities of the Corporation's banking center in Jasper County include an office in Newton, Illinois. This building is held in fee.

     Facilities of the Corporation's banking centers in Lawrence County include offices in Sumner and Lawrenceville, Illinois. Both of the buildings are held in fee.

     Facilities of the Corporation's banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is March 1, 2010.

     Facilities of the Corporation's banking center in Vermilion County include an office in Ridge Farm, Illinois. This building is held in fee.

     Facilities of the Corporation's banking center in Wayne County include an office in Fairfield, Illinois. This building is held in fee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     See "Market and Dividend Information" on page 42 of the 2005 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Five Year Comparison of Selected Financial Data" on page 7 of the 2005 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis" on pages 30 through 40 of the 2005 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Interest Rate Risk" section of "Management's Discussion and Analysis" on pages 39 and 40 of the 2005 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Consolidated Balance Sheets" on page 8, "Consolidated Statements of Income" on page 9, "Consolidated Statements of Changes in Shareholders Equity" on page 10, "Consolidated Statements of Cash Flows" on page 11, and "Notes to Consolidated Financial Statements" on pages 12-28. "Report of Independent Registered Public Accounting Firm on Financial Statements" can be found on page 28 of the 2005 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K.

Statistical disclosure by the Corporation includes the following information in the 2005 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:

1.  "Volume/Rate Analysis," on page 32.
2.  "Securities," on page 34.
3.  "Loan Portfolio," on page 35.
4.  "Allowance for Loan Losses," on page 36.
5.  "Nonperforming Loans," on pages 37 and 38.
6.  "Deposits," on page 38.
7.  "Consolidated Balance Sheet-Average Balances and Interest Rates," on page
    41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Vice President and Chief Executive Officer ("CEO"), who serves as our principal executive officer, and Chief Financial Officer ("CFO"), who serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities and Exchange Commission ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective.

CHANGES IN INTERNAL CONTROLS
     There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     See "Management's Report on Internal Control Over Financial Reporting" on page 30 of the 2005 Annual Report to Shareholders and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" on page 29 of the 2005 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference in response to this Item 9A of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

     On December 20, 2005, the Corporation extended the term of the existing employment agreement between Mr. Lowery, First Financial Bank and the Corporation. The term of the employment agreement will now expire on December 31, 2010. The terms and conditions of the employment agreement are incorporated by reference from Exhibit 10.1 to this Form 10-K.

     On December 21, 2005, the Compensation Committee of the Company set the 2006 annual base salaries of the named executive officers and approved the 2005 bonus amounts payable to the named executive officers. Salaries as established for the named executive officers and a summary of the Long Term Incentive Plan are included as Exhibit 10.4 to this Form 10-K.

     The Company also established the compensation to be paid to Directors for the year 2006. These amounts are set forth on Exhibit 10.3 to this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2005 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2005 Annual Report to Shareholders of First Financial Corporation attached:

             Consolidated Balance Sheets--December 31, 2005 and 2004

             Consolidated Statements of Income--Years ended December 31, 2005, 2004, and 2003

             Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 2005, 2004, and 2003

             Consolidated Statements of Cash Flows--Years ended December 31, 2005, 2004, and 2003

             Notes to Consolidated Financial Statements

     (2)     Schedules to the Consolidated Financial Statements required by
             Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

     (3)    Listing of Exhibits:

     Exhibit Number                          Description
     --------------                          -----------
          3.1 Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to
                         Exhibit 3(i) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002

          3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002

          10.1 Employment Agreement for Norman L. Lowery, dated January 1, 2005, incorporated by reference to Exhibit
                         10.2 to the Corporation's Form 10-Q filed for the quarter ended March 31, 2005

          10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002

          10.3           2006 Schedule of Director Compensation

          10.4           2006 Schedule of Named Executive Officer Compensation

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

     (c) Financial Statements Schedules--No schedules are required to be submitted. See response to ITEM 15 (a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    First Financial Corporation

                                    Michael A. Carty, Signed
                                    ------------------------
                                    Michael A. Carty, Secretary, Treasurer & CFO
                                   (Principal Financial Officer and
                                    Principal Accounting Officer)
                                    Date: February 21, 2006
                                          -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                    Date

Donald E. Smith, signed                                 February 21, 2006
-----------------------                                 -----------------
Donald E. Smith, President and Director

W. Curtis Brighton, signed                              February 21, 2006
--------------------------                              -----------------
W. Curtis Brighton, Director

Michael A. Carty, signed                                February 21, 2006
------------------------                                -----------------
Michael A. Carty, Secretary, Treasurer &
CFO (Principal Financial Officer and
Principal Accounting Officer)

B. Guille Cox, Jr., signed                              February 21, 2006
--------------------------                              -----------------
B. Guille Cox, Jr., Director

Thomas T. Dinkel, signed                                February 21, 2006
------------------------                                -----------------
Thomas T. Dinkel, Director

Anton H. George, signed                                 February 21, 2006
-----------------------                                 -----------------
Anton H. George, Director

Gregory L. Gibson, signed                               February 21, 2006
-------------------------                               -----------------
Gregory L. Gibson, Director

Norman L. Lowery, signed                                February 21, 2006
------------------------                                -----------------
Norman L. Lowery, Vice Chairman, CEO &
Director (Principal Executive Officer)

Patrick O'Leary, signed                                 February 21, 2006
-----------------------                                 -----------------
Patrick O'Leary, Director

Ronald K. Rich, signed                                  February 21, 2006
----------------------                                  -----------------
Ronald K. Rich, Director

Virginia L. Smith, signed                               February 21, 2006
-------------------------                               -----------------
Virginia L. Smith, Director