Form 10-Q
period 2006-03-31
FIRST FINANCIAL CORP /IN/
filed 2006-05-09
CIK 714562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer    .
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X .
    ---    ---

As of April 28, 2006, the Registrant had outstanding 13,313,785 shares of common stock, without par value.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1. Financial Statements:
      Consolidated Balance Sheets....................................       3
      Consolidated Statements of Income..............................       4
      Consolidated Statements of Shareholders' Equity................       5
      Consolidated Statements of Cash Flows..........................       6
      Notes to Consolidated Financial Statements.....................       7
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................       8
   Item 3. Quantitative and Qualitative Disclosures about Market
           Risk......................................................      10
   Item 4. Controls and Procedures...................................      11

PART II. Other Information:
   Item 1. Legal Proceedings ........................................      12
   Item 1A. Risk Factors.............................................      12
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds..................................................      12
   Item 3. Defaults upon Senior Securities...........................      12
   Item 4. Submission of Matters to a Vote of Security Holders.......      12
   Item 5. Other Information.........................................      12
   Item 6. Exhibits..................................................      13
   Signatures........................................................      14

                         Part I - Financial Information

Item 1. Financial Statements

                          FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                       March 31,    December 31,
                                                          2006          2005
                                                      -----------   ------------
                                                      (Unaudited)
                       ASSETS

Cash and due from banks                                $   68,891    $   78,201
Federal funds sold and short-term investments              28,407         2,982
Securities available-for-sale                             558,038       536,291
Loans:
   Commercial, financial and agricultural                 387,020       382,214
   Real estate - construction                              29,939        31,918
   Real estate - mortgage                                 696,774       707,008
   Installment                                            264,827       272,062
   Lease financing                                          2,977         2,845
                                                       ----------    ----------
                                                        1,381,537     1,396,047
Less:
   Unearned income                                           (279)         (306)
   Allowance for loan losses                              (16,859)      (16,042)
                                                       ----------    ----------
                                                        1,364,399     1,379,699
                                                       ----------    ----------
Accrued interest receivable                                11,513        12,537
Premises and equipment, net                                30,833        31,270
Bank-owned life insurance                                  56,332        55,832
Goodwill                                                    7,102         7,102
Other intangible assets                                     2,721         2,860
Other real estate owned                                     4,406         4,115
Other assets                                               22,128        26,029
                                                       ----------    ----------
         TOTAL ASSETS                                  $2,154,770    $2,136,918
                                                       ==========    ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                 $  189,097    $  182,416
   Interest-bearing:
      Certificates of deposit of $100 or more             217,192       189,493
      Other interest-bearing deposits                   1,096,755     1,093,009
                                                       ----------    ----------
                                                        1,503,044     1,464,918
Short-term borrowings                                       9,462        26,224
Other borrowings                                          343,855       343,866
Other liabilities                                          26,576        32,587
                                                       ----------    ----------
         TOTAL LIABILITIES                              1,882,937     1,867,595
                                                       ----------    ----------
Shareholders' equity
   Common stock, $.125 stated value per share;
      Authorized shares--40,000,000 Issued shares-
      14,450,966 Outstanding shares--13,313,785 in
      2006 and 13,373,570 in 2005                           1,806         1,806
   Additional paid-in capital                              67,670        67,670
   Retained earnings                                      229,219       223,710
   Accumulated other comprehensive income                     594         1,903
   Treasury shares at cost 1,137,181 in 2006 and
      1,077,396 in 2005                                   (27,456)      (25,766)
                                                       ----------    ----------
         TOTAL SHAREHOLDERS' EQUITY                       271,833       269,323
                                                       ----------    ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,154,770    $2,136,918
                                                       ==========    ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                                   Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                   2006          2005
                                                               -----------   -----------
                                                               (Unaudited)   (Unaudited)
INTEREST INCOME:
   Loans, including related fees                                 $24,106       $23,294
   Securities:
      Taxable                                                      5,065         3,757
      Tax-exempt                                                   1,535         1,652
   Other                                                             717           662
                                                                 -------       -------
      TOTAL INTEREST INCOME                                       31,423        29,365
                                                                 -------       -------
INTEREST EXPENSE:
Deposits                                                           8,198         5,953
Short-term borrowings                                                142           198
Other borrowings                                                   4,687         4,871
                                                                 -------       -------
      TOTAL INTEREST EXPENSE                                      13,027        11,022
                                                                 -------       -------
      NET INTEREST INCOME                                         18,396        18,343

      Provision for loan losses                                    2,203         2,223
                                                                 -------       -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         16,193        16,120
                                                                 -------       -------
NON-INTEREST INCOME:
   Trust department income                                           914           975
   Service charges and fees on deposit accounts                    2,737         2,605
   Other service charges and fees                                  1,347         1,617
   Securities gains/(losses), net                                      8             6
   Insurance commissions                                           1,374         1,339
   Gain on sales of mortgage loans                                   131           187
   Other                                                             902         1,003
                                                                 -------       -------
TOTAL NON-INTEREST INCOME                                          7,413         7,732
                                                                 -------       -------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                 10,259         9,264
   Occupancy expense                                                 941           989
   Equipment expense                                               1,043           918
   Other                                                           3,973         4,170
                                                                 -------       -------
TOTAL NON-INTEREST EXPENSE                                        16,216        15,341
                                                                 -------       -------
   INCOME BEFORE INCOME TAXES                                      7,390         8,511

Provision for income taxes                                         1,881         2,200
                                                                 -------       -------
   NET INCOME                                                    $ 5,509       $ 6,311
                                                                 =======       =======
PER SHARE DATA:
   Basic and Diluted                                             $   .41       $   .47
                                                                 =======       =======
   Earnings per share

Weighted average number of shares outstanding (in thousands)      13,351        13,521
                                                                 =======       =======

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                            March 31, 2006, and 2005
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                            Accumulated
                                                                               Other
                                          Common   Additional   Retained   Comprehensive    Treasury
                                           Stock     Capital    Earnings   Income/(Loss)     Stock       Total
                                          ------   ----------   --------   -------------   ---------   --------
Balance, January 1, 2005                  $1,806     $67,519    $211,623      $ 8,357      $ (20,970)  $268,335
Comprehensive income:
   Net income                                                      6,311                                  6,311
   Change in net unrealized
   gains/(losses) on securities
      available for-sale                                                       (3,105)                   (3,105)
                                                                                                       --------
      Total comprehensive income/(loss)                                                                   3,206
Treasury stock purchase                                                                       (1,367)    (1,367)
                                          ------     -------    --------      -------      ---------   --------
Balance, March 31, 2005                   $1,806     $67,519    $217,934      $ 5,252      $ (22,337)  $270,174
                                          ======     =======    ========      =======      =========   ========
Balance, January 1, 2006                  $1,806     $67,670    $223,710      $ 1,903       ($25,766)  $269,323
Comprehensive income:
   Net income                                 --          --       5,509           --             --      5,509
   Change in net unrealized
   gains/(losses) on securities
      available for-sale                      --          --          --       (1,309)            --     (1,309)
                                                                                                       --------
      Total comprehensive income/(loss)                                                                   4,200
   Treasury stock purchase                    --          --          --                      (1,690)    (1,690)
                                          ======     =======    ========      =======      ========    ========
Balance, March 31, 2006                   $1,806     $67,670    $229,219      $   594      $ (27,456)  $271,833

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                            -------------------
                                                                              2006       2005
                                                                            --------   --------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $  5,509   $  6,311
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net amortization/ (accretion) of premiums and discounts on investments       (517)      (141)
   Provision for loan losses                                                   2,203      2,223
   Securities (gains) losses                                                      (8)        (6)
   Depreciation and amortization                                                 881        832
   Other, net                                                                  4,890      2,023
                                                                            --------   --------
      NET CASH FROM OPERATING ACTIVITIES                                      12,958     11,242
                                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale                                           736      1,629
Maturities and principal reductions on securities available-for-sale          25,383     32,141
Purchases of securities available-for-sale                                   (49,523)   (41,854)
Loans made to customers, net of repayments                                    12,806     12,813
Net change in federal funds sold                                             (25,425)     4,250
Additions to premises and equipment                                             (305)      (735)
                                                                            --------   --------
      NET CASH FROM INVESTING ACTIVITIES                                     (36,328)     8,244
                                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                        38,126     23,336
Net change in short-term borrowings                                          (16,762)   (54,693)
Dividends paid                                                                (5,603)    (5,414)
Purchase of treasury stock                                                    (1,690)    (1,367)
Repayments on other borrowings                                                   (11)       (10)
                                                                            --------   --------
      NET CASH FROM FINANCING ACTIVITIES                                      14,060    (38,148)
                                                                            --------   --------
      NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (9,310)   (18,662)
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          78,201     94,928
                                                                            --------   --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 68,891   $ 76,266
                                                                            ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying March 31, 2006 and 2005 consolidated financial statements are unaudited. The December 31, 2005 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2005 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2005 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

1. The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature. The Corporation reports financial information for only one segment, banking. Some items in the prior year financials were reclassified to conform to the current presentation.

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                 (000's)
                                                        ------------------------
                                                        March 31,   December 31,
                                                           2006         2005
                                                        ---------   ------------
Impaired loans with related allowance for loan losses
   calculated under SFAS No. 114                          $1,937       $3,622
Impaired loans with no related allowance for loan
   losses                                                    501          500
                                                          ------       ------
                                                          $2,438       $4,122
                                                          ======       ======

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

     The amortized cost and fair value of the Corporation's investments are shown below. All securities are classified as available-for-sale.

                                                                       (000's)                       (000's)
                                                                    March 31, 2006              December 31, 2005
                                                             ---------------------------   ---------------------------
                                                             Amortized Cost   Fair Value   Amortized Cost   Fair Value
                                                             --------------   ----------   --------------   ----------
United States Government entity mortgage-backed securities      $335,934       $328,588       $306,697       $301,403
Collateralized Mortgage Obligations                                  127            134          2,357          2,360
State and Municipal Obligations                                  127,566         13,399        129,916        134,045
Corporate Obligations                                             88,978         89,417         89,740         90,224
Equity Securities                                                  4,446          8,500          4,410          8,259
                                                                --------       --------       --------       --------
                                                                $557,051       $558,038       $533,120       $536,291
                                                                ========       ========       ========       ========

4. Short-Term Borrowings

     Period-end short-term borrowings were comprised of the following:

                                          (000's)
                                 ------------------------
                                 March 31,   December 31,
                                    2006         2005
                                 ---------   ------------
Federal Funds Purchased            $4,460       $19,032
Repurchase Agreements               4,943         5,579
Note Payable - U.S. Government         59         1,613
                                   ------       -------
                                   $9,462       $26,224
                                   ======       =======

5. Other Borrowings

     Other borrowings at period-end are summarized as follows:

                                                             (000's)
                                                    ------------------------
                                                    March 31,   December 31,
                                                       2006         2005
                                                    ---------   ------------
FHLB advances                                        $337,255     $337,266
City of Terre Haute, Indiana economic development
   revenue bonds                                        6,600        6,600
                                                     --------     --------
                                                     $343,855     $343,866
                                                     ========     ========

6. Components of Net Periodic Benefit Cost

     Three Months ended March 31,

                                                      (000's)
                                        ----------------------------------
                                                           Post-Retirement
                                        Pension Benefits   Health Benefits
                                        ----------------   ---------------
                                          2006    2005       2006   2005
                                         -----   -----       ----   ----
Service cost                             $ 749   $ 701       $ 29   $ 35
Interest cost                              591     622         75     80
Expected return on plan assets            (698)   (821)        --     --
Amortization of transition obligation       --      --         15     15
Amortization of prior service cost          14      14         --     --
Amortization of net (gain) loss            190      62         60     63
                                         -----   -----       ----   ----
Net Periodic Benefit Cost                $ 846   $ 578       $179   $193
                                         =====   =====       ====   ====

Employer Contributions

     First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $294,000 to the Post Retirement Health Benefits Plan in 2006. First Financial Corporation anticipates contributing $1.5and $1.2 million respectively to its Pension Plan and ESOP in 2006. Contributions of $118,000 have been made through the first quarter of 2006 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $200,000 to the Post Retirement Health Benefits plan in 2006.

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

     The purpose of this discussion is to point out key factors in the Corporation's recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation's annual report for 2005.

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation's ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation's business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, and subsequent filings with the United States Securities and Exchange Commission
(SEC). Copies of these filings are available at no cost on the SEC's Web site at www.sec.gov or on the Corporation's Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

                          Critical Accounting Policies

     Certain of the Corporation's accounting policies are important to the portrayal of the Corporation's financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2005 Annual Report on Form 10-K.

                          Summary of Operating Results

     Net income for the three months ended March 31, 2006 was $5.5 million compared to $6.3 million in the same period in 2005. Basic earnings per share decreased to $0.41 for the first quarter of 2006 compared to $0.47 for 2005, a 12.8% decrease.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $18.4 million in the first three months of 2006 from $18.3 million in the same period in 2005, a 0.3% increase. The net interest margin increased to 3.94% in 2006 from 3.92% in 2005, a 0.5% increase, driven by an increase in the proportion of funding provided by non-interest bearing deposits.

Non-Interest Income

     The Non-interest income for the quarter was $7.4 million. Reduced income from loan originations, which are down as a result of lower loan demand, was the major difference between these results and the $7.7 million of non-interest income for the same period in 2005. Deposit fee income was increased which directly relates to the higher level of deposits in 2006.

Non-Interest Expenses

     The Corporation's non-interest expense for the quarter ended March 31, 2006 compared to the same period in 2005 increased by $875 thousand or 5.7%. Equipment expenses and personnel costs were higher during the first quarter of 2006 compared to the same period of 2005. Cost increases included merit increases in salaries and higher benefit costs. First Financial Bank opened a new branch, which contributes to the increase in non-interest expense for the first three months of 2006 compared to the same period of 2005. Income tax expense remained relatively level. The effective tax rate for the two periods was 25.5% and 25.9% respectively.

Allowance for Loan Losses

     The Corporation's provision for loan losses decreased $20 thousand for the first three months of 2006 compared to the same period of 2005. Net charge-offs for the first three months of 2006 were $1.4 million compared to $2.1 million for the same period in 2005. This is the lowest volume of net charge off's for a three month period since the third quarter of 2004. The allowance for loan losses has decreased from 1.38% of gross loans, or $20.1 million at March 31, 2005 to 1.22% of gross loans, or $16.9 million at March 31, 2006. Based on management's analysis of the current portfolio, an evaluation that includes consideration of historical loss experience and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

     Non-performing loans consist of (1) non-accrual loans on which the ultimate collectibility of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2006 and December 31, 2005 follows:

                                                           (000's)
                                             ----------------------------------
                                             March 31, 2006   December 31, 2005
                                             --------------   -----------------
Non-accrual loans                               $ 5,786            $ 8,464
Restructured loans                                  294                 57
                                                -------            -------
                                                  6,080              8,521
Accruing loans past due over 90 days              5,321              6,354
                                                -------            -------
                                                $11,401            $14,875
                                                =======            =======
Ratio of the allowance for loan losses
   as a percentage of non-performing loans          148%               108%

The following loan categories comprise significant components of the nonperforming loans:

                                                           (000's)
                                             ----------------------------------
                                             March 31, 2006   December 31, 2005
                                             --------------   -----------------
Non-Accrual Loans:
   1-4 family residential                        $  561             $1,118
   Commercial loans                               3,564              5,888
   Installment loans                              1,661              1,458
                                                 ------             ------
                                                 $5,786             $8,464
                                                 ======             ======

Past due 90 days or more:
   1-4 family residential                        $2,224             $3,197
   Commercial loans                               2,720              1,554
   Installment loans                                377              1,603
                                                 ------             ------
                                                 $5,321             $6,354
                                                 ======             ======

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

     The table below shows the Corporation's estimated sensitivity profile as of March 31, 2006. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease .86% over the next 12 months and increase .96% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.53% over the next 12 months and decrease 3.46% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                       Percentage Change in Net Interest Income
     Basis Point       ----------------------------------------
Interest Rate Change       12 months   24 months   36 months
--------------------       ---------   ---------   ---------
      Down 200               -3.53%      -7.47%     -12.86%
      Down 100               -1.53       -3.46       -6.24
      Up 100                  -.86         .96        4.01
      Up 200                 -4.76       -1.49        4.73

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $13.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $69.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $16.8 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing the first quarter of 2006 to the same period in 2005, average net loans are down 4.7% to $1.37 billion from $1.43 billion in 2005. Average deposits are up $16.6 million to $1.48 billion. Contributing to the improved net interest margin was the increase in average non-interest bearing deposits of 18.8% or $29.2 million. The investment portfolio and federal funds sold increased by an average of $52.4 million. Average shareholders' equity increased $566 thousand. This financial performance increased book value per share 2.0% to $20.42 at March 31, 2006 from $20.02 at March 31, 2005. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

     As of March 31, 2006, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category.

                                                                        To Be Well
                                  March 31, 2006   December 31, 2005   Capitalized
                                  --------------   -----------------   -----------
Total risk-based capital ratio
   Corporation                        17.48%             16.99%             N/A
   First Financial Bank               17.61%             17.09%           10.00%

Tier I risk-based capital ratio
   Corporation                        16.42%             15.99%             N/A
   First Financial Bank               16.67%             16.20%            6.00%

Tier I leverage capital ratio
   Corporation                        12.29%             11.89%             N/A
   First Financial Bank               12.18%             11.94%            5.00%

ITEM 4. Controls and Procedures

     First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of March 31, 2006 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - Other Information

ITEM 1. Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Corporation or its subsidiaries, to which the Corporation or any of the subsidiaries is a party or of which any of their respective property is subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Corporation or any of its subsidiaries, or any associate of such director, officer, principal shareholder or affiliate is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

ITEM 1A. Risk Factors.

     There have been no material changes in the risk factors from those disclosed in the Corporation's 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a)  None.

     (b)  Not applicable.

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

                                                                      (c)
                                                            Total Number Of Shares           (d)
                               (a)               (b)         Purchased As Part Of     Maximum Number Of
                         Total Number Of    Average Price     Publicly Announced     Shares That May Yet
                        Shares Purchased   Paid Per Share     Plans Or Programs *       Be Purchased *
                        ----------------   --------------   ----------------------   -------------------
January 1 - 31, 2006          5,000             27.85                 N/A                    N/A
February 1 - 28, 2006        25,786             27.75                 N/A                    N/A
March 1 - 31, 2006           28,999             28.79                 N/A                    N/A
Total                        59,785             28.26                 N/A                    N/A

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No:   Description of Exhibit:
-----------   -----------------------
    3.1       Amended and Restated Articles of Incorporation of First Financial
              Corporation, incorporated by reference to Exhibit 3(i) of the
              Corporation's Form 10-Q filed for the quarter ended September 30,
              2002.

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.1 Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to
              Exhibit 10.1 to the Corporation's Form 8-K filed on March 31,
              2006.

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation's
              Form 10-Q filed for the quarter ended September 30, 2002.

    10.3 2006 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation's Form 10-K filed for the fiscal year ended December 31, 2005.

    10.4 2006 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation's
              Form 10-K filed for the fiscal year ended December 31, 2005.

    31.1      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006 by Principal Executive
              Officer, dated May 5 2006

    31.2      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006 by Principal Financial
              Officer, dated May 5, 2006.

    32.1 Certification, dated May 5, 2006, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended
              March 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST FINANCIAL CORPORATION
                                        (Registrant)


Date: May 5, 2006                       By /s/ Donald E. Smith
                                           -------------------------------------
                                           Donald E. Smith, Chairman


Date: May 5, 2006                       By /s/ Norman L. Lowery
                                           -------------------------------------
                                           Norman L. Lowery, Vice Chairman and
                                           CEO


Date: May 5, 2006                       By /s/ Michael A. Carty
                                           -------------------------------------
                                           Michael A. Carty, Treasurer and CFO

                                  Exhibit Index

Exhibit No:   Description of Exhibit:
-----------   -----------------------
    3.1       Amended and Restated Articles of Incorporation of First Financial
              Corporation, incorporated by reference to Exhibit 3(i) of the
              Corporation's Form 10-Q filed for the quarter ended September 30,
              2002.

    3.2 Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-Q filed for the quarter ended September 30, 2002.

    10.1 Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to
              Exhibit 10.1 to the Corporation's Form 8-K filed on March 31,
              2006.

    10.2 2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation's
              Form 10-Q filed for the quarter ended September 30, 2002.

    10.3 2006 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation's Form 10-K filed for the fiscal year ended December 31, 2005.

    10.4 2006 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation's
              Form 10-K filed for the fiscal year ended December 31, 2005.

    31.1      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006 by Principal Executive
              Officer, dated May 5 2006

    31.2      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006 by Principal Financial
              Officer, dated May 5, 2006.

    32.1 Certification, dated May 5, 2006, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended
              March 31, 2006.