Form 10-Q
period 2006-06-30
FIRST FINANCIAL CORP /IN/
filed 2006-08-07
CIK 714562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2006

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

Large accelerated filer     Accelerated filer  x  Non-accelerated filer    .
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   x  .
    -----      -----

As of August 1, 2006, the Registrant had outstanding 13,268,021 shares of common stock, without par value.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information

   Item 1.  Financial Statements:

            Consolidated Balance Sheets..............................       3

            Consolidated Statements of Income........................       4

            Consolidated Statements of Shareholders' Equity..........       5

            Consolidated Statements of Cash Flows....................       7

            Notes to Consolidated Financial Statements...............       8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................       9

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk........................................      11

   Item 4.  Controls and Procedures..................................      12

PART II. Other Information:

   Item 1.  Legal Proceedings........................................      13

   Item 1A. Risk Factors.............................................      13

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds..........................................      13

   Item 3.  Defaults upon Senior Securities..........................      13

   Item 4.  Submission of Matters to a Vote of Security Holders......      13

   Item 5.  Other Information........................................      14

   Item 6.  Exhibits.................................................      14

   Signatures........................................................      15

Part I - Financial Information
Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                        June 30,    December 31,
                                                                          2006          2005
                                                                      -----------   ------------
                                                                      (Unaudited)
                                     ASSETS
Cash and due from banks                                               $  102,847     $   78,201
Federal funds sold and short-term investments                              6,690          2,982
Securities available-for-sale                                            562,399        536,291
Loans:
   Commercial, financial and agricultural                                406,007        382,214
   Real estate - construction                                             27,767         31,918
   Real estate - mortgage                                                687,522        707,008
   Installment                                                           262,194        272,062
   Lease financing                                                         2,917          2,845
                                                                      ----------     ----------
                                                                       1,386,407      1,396,047
Less:
   Unearned income                                                          (270)          (306)
   Allowance for loan losses                                             (16,145)       (16,042)
                                                                      ----------     ----------
                                                                       1,369,992      1,379,699
                                                                      ----------     ----------
Accrued interest receivable                                               11,927         12,537
Premises and equipment, net                                               31,808         31,270
Bank-owned life insurance                                                 56,835         55,832
Goodwill                                                                   7,102          7,102
Other intangible assets                                                    2,597          2,860
Other real estate owned                                                    3,800          4,115
Other assets                                                              21,766         26,029
                                                                      ----------     ----------
      TOTAL ASSETS                                                    $2,177,763     $2,136,918
                                                                      ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                $  253,656     $  182,416
   Interest-bearing:
      Certificates of deposit of $100 or more                            196,939        189,493
      Other interest-bearing deposits                                  1,048,879      1,093,009
                                                                      ----------     ----------
                                                                       1,499,474      1,464,918
Short-term borrowings                                                     38,939         26,224
Other borrowings                                                         343,569        343,866
Other liabilities                                                         28,705         32,587
                                                                      ----------     ----------
      TOTAL LIABILITIES                                                1,910,687      1,867,595
                                                                      ----------     ----------
Shareholders' equity
   Common stock, $.125 stated value per share;
      Authorized shares--40,000,000
      Issued shares-14,450,966
      Outstanding shares--13,268,021 in 2006 and 13,373,570 in 2005        1,806          1,806
   Additional paid-in capital                                             67,670         67,670
   Retained earnings                                                     230,071        223,710
   Accumulated other comprehensive income (loss)                          (3,632)         1,903
Treasury shares at cost 1,182,945 in 2006 and 1,077,396 in 2005          (28,839)       (25,766)
                                                                      ----------     ----------
      TOTAL SHAREHOLDERS' EQUITY                                         267,076        269,323
                                                                      ----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $2,177,763     $2,136,918
                                                                      ==========     ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                     Three Months      Six Months Ended
                                                    Ended June 30,         June 30,
                                                  -----------------   -----------------
                                                    2006      2005      2006      2005
                                                  -------   -------   -------   -------
                                                     (Unaudited)         (Unaudited)
INTEREST INCOME:
   Loans, including related fees                  $24,707   $23,931   $48,813   $47,225
   Securities:
      Taxable                                       5,802     3,990    10,867     7,747
      Tax-exempt                                    1,538     1,518     3,073     3,170
   Other                                              730       337     1,447       999
                                                  -------   -------   -------   -------
      TOTAL INTEREST INCOME                        32,777    29,776    64,200    59,141
                                                  -------   -------   -------   -------
INTEREST EXPENSE:
Deposits                                            9,360     6,492    17,558    12,445
Short-term borrowings                                 143        93       285       291
Other borrowings                                    4,763     4,913     9,450     9,784
                                                  -------   -------   -------   -------
      TOTAL INTEREST EXPENSE                       14,266    11,498    27,293    22,520
                                                  -------   -------   -------   -------
      NET INTEREST INCOME                          18,511    18,278    36,907    36,621
      Provision for loan losses                       645     3,783     2,848     6,006
                                                  -------   -------   -------   -------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                           17,866    14,495    34,059    30,615
                                                  -------   -------   -------   -------
NON-INTEREST INCOME:
   Trust and financial services                     1,003       881     1,917     1,856
   Service charges and fees on deposit accounts     3,099     2,974     5,836     5,579
   Other service charges and fees                   1,280     1,403     2,627     3,020
   Securities gains/ (losses), net                      1        19         9        25
   Insurance commissions                            1,479     1,538     2,853     2,877
   Gain on sale of mortgage loans                      23       436       154       623
   Other                                              330       556     1,232     1,559
                                                  -------   -------   -------   -------
TOTAL NON-INTEREST INCOME                           7,215     7,807    14,628    15,539
                                                  -------   -------   -------   -------
NON-INTEREST EXPENSES:
   Salaries and employee benefits                  10,304     9,620    20,563    18,884
   Occupancy expense                                  944       923     1,885     1,912
   Equipment expense                                1,125       921     2,168     1,839
   Other                                            3,838     4,313     7,811     8,483
                                                  -------   -------   -------   -------
TOTAL NON-INTEREST EXPENSE                         16,211    15,777    34,427    31,118
                                                  -------   -------   -------   -------
   INCOME BEFORE INCOME TAXES                       8,870     6,525    16,260    15,036
Provision for income taxes                          2,445     1,533     4,326     3,733
                                                  -------   -------   -------   -------
   NET INCOME                                     $ 6,425   $ 4,992   $11,934   $11,303
                                                  =======   =======   =======   =======
EARNINGS PER SHARE:
   Basic and Diluted                              $  0.48   $  0.37   $  0.90   $  0.84
                                                  =======   =======   =======   =======
   Dividends  per share                           $  0.42   $  0.40   $  0.42   $  0.40
                                                  =======   =======   =======   =======
Weighted average number
   of shares outstanding (in thousands)            13,295    13,456    13,323    13,488
                                                  =======   =======   =======   =======

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                             June 30, 2006 and 2005
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                             Additional          Accumulated Other
                                          ----------------   ------------------------
                                          Common   Paid-in   Retained   Comprehensive   Treasury
                                           Stock   Capital   Earnings   Income/(Loss)     Stock      Total
                                          ------   -------   --------   -------------   --------   --------
Balance, April 1, 2006                    $1,806   $67,670   $229,219      $   594      $(27,456)  $271,833
Comprehensive income:
   Net income                                                   6,425                                 6,425
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                    (4,226)                  (4,226)
                                                                                                   --------
      Total comprehensive income                                                                      2,199
Cash dividends, $.42 per share                                 (5,573)                               (5,573)
Treasury stock purchase                                                                   (1,383)    (1,383)
                                          ------   -------   --------      -------      --------   --------
Balance, June 30, 2006                    $1,806   $67,670   $230,071      $(3,632)     $(28,839)  $267,076
                                          ======   =======   ========      =======      ========   ========
Balance, April 1, 2005                    $1,806   $67,519   $217,934      $ 5,252      $(22,337)  $270,174
Comprehensive income:
   Net income                                                   4,992                                 4,992
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                     1,161                    1,161
                                                                                                   --------
      Total comprehensive income/(loss)                                                               6,153
Cash dividends, $.40 per share                                 (5,364)                               (5,364)
Treasury stock purchase                                                                   (2,418)    (2,418)
                                          ------   -------   --------      -------      --------   --------
Balance, June 30, 2005                    $1,806   $67,519   $217,562      $ 6,413      $(24,755)  $268,545
                                          ======   =======   ========      =======      ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Six Months Ended
                             June 30, 2006, and 2005
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                         Additional          Accumulated Other
                                      ----------------   ------------------------
                                      Common   Paid-in   Retained   Comprehensive   Treasury
                                       Stock   Capital   Earnings   Income/(Loss)     Stock      Total
                                      ------   -------   --------   -------------   --------   --------
Balance, January 1, 2006              $1,806   $67,670   $223,710      $ 1,903      $(25,766)  $269,323
Comprehensive income:
   Net income                                              11,934                                11,934
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                (5,535)                  (5,535)
                                                                                               --------
      Total comprehensive income                                                                  6,399
Cash dividends, $.42 per share                             (5,573)                               (5,573)
Treasury stock purchase                                                               (3,073)    (3,073)
                                      ------   -------   --------      -------      --------   --------
Balance, June 30, 2006                $1,806   $67,670   $230,071      $(3,632)     $(28,839)  $267,076
                                      ======   =======   ========      =======      ========   ========
Balance, January 1, 2005              $1,806   $67,519   $211,623      $ 8,357      $(20,970)  $268,335
Comprehensive income
   Net income                                              11,303                                11,303
   Change in net unrealized
      gains/ (losses) on securities
      available-for-sale                                                (1,944)                  (1,944)
                                                                                               --------
      Total comprehensive income                                                                  9,359
Cash dividends, $.40 per share                             (5,364)                               (5,364)
Treasury stock purchase                                                               (3,785)    (3,785)
                                      ------   -------   --------      -------      --------   --------
Balance, June 30, 2005                $1,806   $67,519   $217,562      $ 6,413      $(24,755)  $268,545
                                      ======   =======   ========      =======      ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           --------------------
                                                                              2006       2005
                                                                           ---------   --------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  11,934   $ 11,303
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net amortization (accretion) of premiums and discounts on investments      (1,246)      (362)
   Provision for loan losses                                                   2,848      6,006
   Securities (gains), net                                                        (9)       (25)
   Depreciation and amortization                                               1,771      1,672
   Other, net                                                                  5,878     (1,154)
                                                                           ---------   --------
      NET CASH FROM OPERATING ACTIVITIES                                      21,176     17,440
                                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale                                           737      2,234
Maturities and principal reductions on securities available-for-sale          87,485     66,756
Purchases of securities available-for-sale                                  (122,300)   (60,820)
Loans made to customers, net of repayments                                     5,004     (6,025)
Net change in federal funds sold                                              (3,708)      (902)
Additions to premises and equipment                                           (2,046)      (836)
                                                                           ---------   --------
      NET CASH FROM INVESTING ACTIVITIES                                     (34,828)       407
                                                                           ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                        34,556     46,487
Net change in short-term borrowings                                           12,715    (67,719)
Dividends paid                                                                (5,603)    (5,414)
Purchase of treasury stock                                                    (3,073)    (3,785)
Repayments on other borrowings                                                  (297)      (330)
                                                                           ---------   --------
      NET CASH FROM FINANCING ACTIVITIES                                      38,298    (30,761)
                                                                           ---------   --------
      NET CHANGE IN CASH AND CASH EQUIVALENTS                                 24,646    (12,914)
      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          78,201     94,928
                                                                           ---------   --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 102,847   $ 82,014
                                                                           =========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying June 30, 2006 and 2005 consolidated financial statements are unaudited. The December 31, 2005 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2005 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2005 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                   (000's)
                                                           -----------------------
                                                           June 30,   December 31,
                                                             2006         2005
                                                           --------   ------------
Impaired loans with related allowance for loan losses
   calculated under SFAS No. 114                            $1,898       $3,622
Impaired loans with no related allowance for loan losses       500          500
                                                            ------       ------
                                                            $2,398       $4,122
                                                            ======       ======

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

     The amortized cost and fair value of the Corporation's investments are shown below. All securities are classified as available-for-sale.

                                                      (000's)                       (000's)
                                                   June 30, 2006               December 31, 2005
                                            ---------------------------   ---------------------------
                                            Amortized Cost   Fair Value   Amortized Cost   Fair Value
                                            --------------   ----------   --------------   ----------
United States Government entity mortgage-
   backed securities                           $341,938       $329,677       $306,697       $301,403
Collateralized Mortgage Obligations                 119            126          2,357          2,360
State and Municipal Obligations                 132,445        134,371        129,916        134,045
Corporate Obligations                            89,473         89,847         89,740         90,224
Equity Securities                                 4,480          8,378          4,410          8,259
                                               --------       --------       --------       --------
                                               $568,445       $562,399       $533,120       $536,291
                                               ========       ========       ========       ========

4. Short-Term Borrowings

Period-end short-term borrowings were comprised of the following:

                                         (000's)
                                 -----------------------
                                 June 30,   December 31,
                                   2006         2005
                                 --------   ------------
Federal Funds Purchased           $32,559      $19,032
Repurchase Agreements               4,949        5,579
Note Payable - U.S. Government      1,431        1,613
                                  -------      -------
                                  $38,939      $26,224
                                  =======      =======

5. Other Borrowings

Other borrowings at period-end are summarized as follows:

                                                (000's)
                                        -----------------------
                                        June 30,   December 31,
                                          2006         2005
                                        --------   ------------
FHLB advances                           $336,969     $337,266
City of Terre Haute, Indiana economic
   development revenue bonds               6,600        6,600
                                        --------     --------
                                        $343,569     $343,866
                                        ========     ========

6. Components of Net Periodic Benefit Cost

                                            THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30,
                                                      (000's)                              (000's)
                                        ----------------------------------   -----------------------------------
                                                           Post-Retirement                       Post-Retirement
                                        Pension Benefits   Health Benefits    Pension Benefits   Health Benefits
                                        ----------------   ---------------   -----------------   ---------------
                                           2006    2005      2006   2005       2006      2005      2006   2005
                                          -----   -----      ----   ----     -------   -------     ----   ----
Service cost                              $ 749   $ 701      $ 29   $ 35     $ 1,499   $ 1,403     $ 58   $ 70
Interest cost                               591     622        75     80       1,182     1,245      151    160
Expected return on plan assets             (698)   (821)       --     --      (1,397)   (1,642)      --     --
Amortization of transition obligation        --      --        15     15          --        --       30     30
Amortization of prior service cost           14      14        --     --          28        28       --     --
Amortization of net (gain) loss             191      62        60     63         381       123      120    125
                                          -----   -----      ----   ----     -------   -------     ----   ----
Net Periodic Benefit Cost                 $ 847   $ 578      $179   $193     $ 1,693   $ 1,157     $359   $385
                                          =====   =====      ====   ====     =======   =======     ====   ====

Employer Contributions

     First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $294,000 to the Post Retirement Health Benefits Plan in 2006. First Financial Corporation anticipates contributing $1.5 and $1.2 million respectively to its Pension Plan and ESOP in 2006. Contributions of $189,000 have been made through the second quarter of 2006 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $138,000 to the Post Retirement Health Benefits plan in 2006.

7. Recent Accounting Pronouncements

     FASB Interpretation No. 48 - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

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

                          Summary of Operating Results

     Net income for the three months ended June 30, 2006 was $6.4 million compared to $5.0 million in the same period in 2005. Basic earnings per share increased to $0.48 for the second quarter of 2006 compared to $0.37 for 2005, a 29.7% increase.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $36.9 million in the first six months of 2006 from $36.6 million in the same period in 2005, a 0.8% increase. The net interest margin decreased to 3.92% in 2006 from 3.95% in 2005, a 0.8% decrease, driven by an increase in the proportion interest-earning assets in the investment portfolio compared to the loan portfolio. Investments provide a lower level of risk and with that a lower return.

Non-Interest Income

     Non-interest income for the quarter was $7.2 million. The strategy of holding more mortgage loans in the portfolio has the effect of reducing non-interest income as loan fees are deferred. This was the primary difference between these results and the $7.8 million of non-interest income for the same period in 2005 when loans were being sold which requires immediate recognition of fees into income. Deposit fee income, however increased due to the higher level of deposits in 2006.

Non-Interest Expenses

     The Corporation's non-interest expense for the quarter ended June 30, 2006 compared to the same period in 2005 increased by $434 thousand or 2.7%. Equipment expenses and personnel costs were higher during the second quarter of 2006 compared to the same period of 2005. Cost increases included merit increases in salaries and higher benefit costs, as well as the new banking center in Vincennes, Indiana opened early in 2006. The effective tax rate for 2006 has increased to 26.6% compared to 24.8% for 2005.

Provision for Loan Losses

     The Corporation's provision for loan losses decreased $3.1 million for the second quarter of 2006 compared to the same period of 2005. Net charge-offs for the three months ended June 30, 2006 were $1.3 million compared to $6.1 million for the same period in 2005.

Non-performing Loans

     Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2006 and December 31, 2005 follows:

                                                          (000's)
                                             ---------------------------------
                                             June 30, 2006   December 31, 2005
                                             -------------   -----------------
Non-accrual loans                               $ 7,157           $ 8,464
Restructured loans                                  175                57
                                                -------           -------
                                                  7,332             8,521
Accruing loans past due over 90 days              6,298             6,354
                                                -------           -------
                                                $13,630           $14,875
                                                =======           =======
Ratio of the allowance for loan losses
   as a percentage of non-performing loans          118%              108%

The following loan categories comprise significant components of the nonperforming loans:

                                         (000's)
                            ---------------------------------
                            June 30, 2006   December 31, 2005
                            -------------   -----------------
Non-Accrual Loans:
   1-4 family residential       $  997            $1,118
   Commercial loans              4,436             5,888
   Installment loans             1,724             1,458
                                ------            ------
                                $7,157            $8,464
                                ======            ======
Past due 90 days or more:
   1-4 family residential       $3,000            $3,197
   Commercial loans              2,795             1,554
   Installment loans               503             1,603
                                ------            ------
                                $6,298            $6,354
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

     The table below shows the Corporation's estimated sensitivity profile as of June 30, 2006. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease .79% over the next 12 months and increase ..71% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.17% over the next 12 months and decrease 4.18% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                            Percentage Change in Net
                                Interest Income
Basis Point            ---------------------------------
Interest Rate Change   12 months   24 months   36 months
--------------------   ---------   ---------   ---------
Down 200                 -4.95       -9.20       -13.81
Down 100                 -2.17       -4.18        -6.55
Up 100                    -.79         .71         3.45
Up 200                   -2.58        -.25         4.99

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.8 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $62.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $12.4 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     Comparing the first six months of 2006 to the same period of 2005, average loans are down $67.5 million. Average deposits are up $28.5 million. Average investments increased $79.8 million. Average borrowings decreased $28.6 million. The average allowance for loan and lease losses declined from 1.36% at June 30, 2005 to 1.23% at June 30, 2006. A reduction in classified assets, lower net charge-offs and improved overall credit quality allowed the Corporation to reduce its allowance percentage of loans outstanding.

Capital Adequacy

     As of June 30, 2006, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action regulations. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category.

                                                                       To Be Well
                                  June 30, 2006   December 31, 2005   Capitalized
                                  -------------   -----------------   -----------
Total risk-based capital ratio
   Corporation                        17.21%            16.99%             N/A
   First Financial Bank               17.33%            17.09%           10.00%

Tier I risk-based capital ratio
   Corporation                        16.21%            15.99%             N/A
   First Financial Bank               16.47%            16.20%            6.00%

Tier I leverage capital ratio
   Corporation                        12.12%            11.89%             N/A
   First Financial Bank               11.99%            11.94%            5.00%

ITEM 4. Controls and Procedures

     First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures as of June 30, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                                                   (c)
                       (a)         (b)       Total Number Of           (d)
                      Total      Average     Shares Purchased    Maximum Number
                      Number      Price    As Part Of Publicly   Of Shares That
                    Of Shares   Paid Per     Announced Plans       May Yet Be
                    Purchased     Share       Or Programs *        Purchased *
                    ---------   --------   -------------------   --------------
April 1 - 30 2006         --         --            N/A                 N/A
May 1 - 31, 2006      25,764      30.79            N/A                 N/A
June 1 - 30, 2006     20,000      29.49            N/A                 N/A
                      ------      -----            ---                 ---
Total                 45,764      30.22            N/A                 N/A
                      ======      =====            ===                 ===

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the shareholders of the Corporation was held on April 19, 2006.

(b) The following were elected Directors of the Corporation for a three year term as follows:

                    Votes for   Votes Against
                   ----------   -------------
Thomas T. Dinkel   11,199,793       81,410
Norman L. Lowery   11,240,101       41,102
Patrick O'Leary    11,149,585      131,618

     The following was elected Director of the Corporation for a one year term:

                    Votes for   Votes Against
                   ----------   -------------
Ronald K. Rich.    11,239,927       41,275

     The following individual's terms as directors continued after the meeting:
W. Curtis Brighton, B. Guille Cox, Jr., Anton H. George, Gregory Gibson, Donald
E. Smith and Virginia L. Smith.

     (c) At the annual meeting, the only item for consideration was the election of the four directors. The vote tabulation for the election of such Directors is set forth above.

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

    31.1      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended June 30, 2006 by Principal Executive
              Officer, dated August 4, 2006

    31.2      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended June 30, 2006 by Principal Financial
              Officer, dated August 4, 2006.

    32.1      Certification, dated August 4, 2006, of Principal Executive
              Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended
              June 30, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST FINANCIAL CORPORATION
                                        (Registrant)


Date: August 4, 2006                    By /s/ Donald E. Smith
                                           -------------------------------------
                                           Donald E. Smith, Chairman


Date: August 4, 2006                    By /s/ Norman L. Lowery
                                           -------------------------------------
                                           Norman L. Lowery, Vice Chairman
                                           and CEO


Date: August 4, 2006                    By /s/ Michael A. Carty
                                           -------------------------------------
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

    31.1      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended June 30, 2006 by Principal Executive
              Officer, dated August 4, 2006

    31.2      Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form
              10-Q for the quarter ended June 30, 2006 by Principal Financial
              Officer, dated August 4, 2006.

    32.1      Certification, dated August 4, 2006, of Principal Executive
              Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended
              June 30, 2006.