Form 10-Q
period 2006-09-30
FIRST FINANCIAL CORP /IN/
filed 2006-11-08
CIK 714562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of November 3, 2006, the Registrant had outstanding 13,290,321 shares of common stock, without par value.

                           FIRST FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1. Financial Statements:
      Consolidated Balance Sheets....................................       3
      Consolidated Statements of Income..............................       4
      Consolidated Statements of Shareholders' Equity................       5
      Consolidated Statements of Cash Flows..........................       7
      Notes to Consolidated Financial Statements.....................       8
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      10
   Item 3. Quantitative and Qualitative Disclosures about Market
           Risk......................................................      10
   Item 4. Controls and Procedures...................................      13
PART II. Other Information:
   Item 1. Legal Proceedings.........................................      14
   Item 1A. Risk Factors.............................................      14
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds..................................................      14
   Item 5. Other Information.........................................      14
   Item 6. Exhibits..................................................      15
   Signatures........................................................      16

Part I - Financial Information
Item 1. Financial Statements

                           FIRST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                       September     December
                                                                        30, 2006     31, 2005
                                                                      -----------   ----------
                                                                      (Unaudited)
                               ASSETS
Cash and due from banks                                               $   67,900    $   78,201
Federal funds sold and short-term investments                                 80         2,982
Securities available-for-sale                                            557,905       536,291
Loans:
   Commercial, financial and agricultural                                408,306       382,214
   Real estate - construction                                             29,299        31,918
   Real estate - mortgage                                                695,679       707,008
   Installment                                                           258,109       272,062
   Lease financing                                                         2,657         2,845
                                                                      ----------    ----------
                                                                       1,394,050     1,396,047
Less:
   Unearned income                                                          (255)         (306)
   Allowance for loan losses                                             (15,822)      (16,042)
                                                                      ----------    ----------
                                                                       1,377,973     1,379,699
                                                                      ----------    ----------
Accrued interest receivable                                               12,989        12,537
Premises and equipment, net                                               31,261        31,270
Bank-owned life insurance                                                 57,342        55,832
Goodwill                                                                   7,102         7,102
Other intangible assets                                                    2,480         2,860
Other real estate owned                                                    3,853         4,115
Other assets                                                              22,884        26,029
                                                                      ----------    ----------
      TOTAL ASSETS                                                    $2,141,769    $2,136,918
                                                                      ==========    ==========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                $  215,025    $  182,416
   Interest-bearing:
      Certificates of deposit of $100 or more                            209,282       189,493
      Other interest-bearing deposits                                  1,053,295     1,093,009
                                                                      ----------    ----------
                                                                       1,477,602     1,464,918
Short-term borrowings                                                     17,014        26,224
Other borrowings                                                         341,817       343,866
Other liabilities                                                         27,845        32,587
                                                                      ----------    ----------
      TOTAL LIABILITIES                                                1,864,278     1,867,595
                                                                      ----------    ----------
Shareholders' equity
   Common stock, $.125 stated value per share;
      Authorized shares--40,000,000
      Issued shares-14,450,966
      Outstanding shares--13,256,321 in 2006 and 13,373,570 in 2005        1,806         1,806
   Additional paid-in capital                                             67,670        67,670
   Retained earnings                                                     235,526       223,710
   Accumulated other comprehensive income                                  1,677         1,903
Treasury shares at cost 1,194,645 in 2006 and 1,077,396 in 2005          (29,188)      (25,766)
                                                                      ----------    ----------
      TOTAL SHAREHOLDERS' EQUITY                                         277,491       269,323
                                                                      ----------    ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $2,141,769    $2,136,918
                                                                      ==========    ==========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar amounts in thousands, except per share data)

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                        2006      2005      2006      2005
                                                     --------   -------   -------   -------
                                                         (Unaudited)         (Unaudited)
INTEREST INCOME:
   Loans, including related fees                      $25,390   $24,654   $74,203   $71,879
   Securities:
      Taxable                                           5,488     4,211    16,355    11,958
      Tax-exempt                                        1,578     1,561     4,651     4,731
   Other                                                  556       467     2,003     1,466
                                                      -------   -------   -------   -------
      TOTAL INTEREST INCOME                            33,012    30,893    97,212    90,034
                                                      -------   -------   -------   -------
INTEREST EXPENSE:
Deposits                                                9,693     7,132    27,251    19,577
Short-term borrowings                                     254       143       539       434
Other borrowings                                        4,821     4,933    14,271    14,717
                                                      -------   -------   -------   -------
   TOTAL INTEREST EXPENSE                              14,768    12,208    42,061    34,728
                                                      -------   -------   -------   -------
   NET INTEREST INCOME                                 18,244    18,685    55,151    55,306
   Provision for loan losses                            2,495     2,608     5,343     8,614
                                                      -------   -------   -------   -------
   NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                   15,749    16,077    49,808    46,692
                                                      -------   -------   -------   -------
NON-INTEREST INCOME:
   Trust and financial services                         1,021     1,001     2,938     2,857
   Service charges and fees on deposit accounts         2,941     3,071     8,777     8,650
   Other service charges and fees                       1,325     1,837     3,952     4,857
   Securities gains/ (losses), net                         (1)      545         8       570
   Insurance commissions                                1,608     1,516     4,461     4,393
   Gain on sale of mortgage loans                          26       336       180       959
   Other                                                  144       501     1,376     2,060
                                                      -------   -------   -------   -------
TOTAL NON-INTEREST INCOME                               7,064     8,807    21,692    24,346
                                                      -------   -------   -------   -------
NON-INTEREST EXPENSES:
   Salaries and employee benefits                      10,178     9,560    30,741    28,444
   Occupancy expense                                      983       980     2,868     2,892
   Equipment expense                                    1,043     1,024     3,211     2,863
   Other                                                3,466     4,401    11,277    12,884
                                                      -------   -------   -------   -------
TOTAL NON-INTEREST EXPENSE                             15,670    15,965    48,097    47,083
                                                      -------   -------   -------   -------
   INCOME BEFORE INCOME TAXES                           7,143     8,919    23,403    23,955
Provision for income taxes                              1,688     2,596     6,014     6,329
                                                      -------   -------   -------   -------
   NET INCOME                                         $ 5,455   $ 6,323   $17,389   $17,626
                                                      -------   =======   =======   =======
EARNINGS PER SHARE:
   Basic and Diluted                                  $  0.41   $  0.47   $  1.31   $  1.31
                                                      =======   =======   =======   =======
   Dividends per share                                $    --   $    --   $  0.42   $  0.40
                                                      =======   =======   =======   =======
Weighted average number
   of shares outstanding (in thousands)                13,261    13,395    13,302    13,457
                                                      =======   =======   =======   =======

See accompanying notes

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Nine months Ended
                           September 30, 2006 and 2005
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                            Accumulated
                                                   Additional                  Other
                                          Common     Paid-in    Retained   Comprehensive   Treasury
                                           Stock     Capital    Earnings   Income/(Loss)     Stock      Total
                                          ------   ----------   --------   -------------   --------   --------
Balance, January 1, 2006                  $1,806     $67,670    $223,710       $1,903      $(25,766)  $269,323
Comprehensive income:
   Net income                                                     17,389                                17,389
   Change in net unrealized
   gains/ (losses) on securities
   available-for-sale                                                            (226)                    (226)
                                                                                                      --------
      Total comprehensive income                                                                        17,163
Cash dividends, $.42 per share                                    (5,573)                               (5,573)
Treasury stock purchase                                                                      (3,422)    (3,422)
                                          ------     -------    --------       ------      --------   --------
Balance, September 30, 2006               $1,806     $67,670    $235,526       $1,677      $(29,188)  $277,491
                                          ======     =======    ========       ======      ========   ========
Balance, January 1, 2005                  $1,806     $67,519    $211,623       $8,357      $(20,970)  $268,335
Comprehensive income:
   Net income                                                     17,626                                17,626
   Change in net unrealized
   gains/ (losses) on securities
   available-for-sale                                                          (3,501)                  (3,501)
                                                                                                      --------
      Total comprehensive income/(loss)
                                                                                                        14,125
Cash dividends, $.40 per share                                    (5,364)                               (5,364)
Treasury stock purchase                                                                      (4,606)    (4,606)
                                          ------     -------    --------       ------      --------   --------
Balance, September 30, 2005               $1,806     $67,519    $223,885       $4,856      $(25,576)  $272,490
                                          ======     =======    ========       ======      ========   ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Three Months Ended
                          September 30, 2006, and 2005
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         Accumulated
                                               Additional                   Other
                                      Common     Paid-in    Retained    Comprehensive   Treasury
                                       Stock     Capital    Earnings   Income/ (Loss)     Stock      Total
                                      ------   ----------   --------   --------------   --------   --------
Balance, July 1, 2006                 $1,806     $67,670    $230,071       $(3,632)     $(28,839)  $267,076
Comprehensive income:
   Net income                                                  5,455                                  5,455
   Change in net unrealized
   gains/ (losses) on securities
   available-for-sale                                                        5,309                    5,309
                                                                                                   --------
      Total comprehensive income                                                                     10,764
Treasury stock purchase                                                                     (349)      (349)
                                      ------     -------    --------       -------      --------   --------
Balance, September 30, 2006           $1,806     $67,670    $235,526       $ 1,677      $(29,188)  $277,491
                                      ======     =======    ========       =======      =========  ========
Balance, July 1, 2005                 $1,806     $67,519    $217,562       $ 6,413      $(24,755)  $268,545
Comprehensive income
      Net income                                               6,323                                  6,323
      Change in net unrealized
      gains/ (losses) on securities
      available for sale                                                    (1,557)                  (1,557)
                                                                                                   --------
         Total comprehensive income                                                                   4,766
Treasury stock purchase                                                                     (821)      (821)
                                      ------     -------    --------       -------      --------   --------
Balance, September 30, 2005           $1,806     $67,519    $223,885       $ 4,856      $(25,576)  $272,490
                                      ======     =======    ========       =======      =========  ========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollar amounts in thousands, except per share data)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                              2006        2005
                                                                           ---------   ---------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  17,389   $  17,626
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Net amortization (accretion) of premiums and discounts on investments      (1,894)       (734)
   Provision for loan losses                                                   5,343       8,614
   Securities (gains), net                                                        (8)       (570)
   Depreciation and amortization                                               2,646       2,493
   Other, net                                                                   (478)     (3,828)
                                                                           ---------   ---------
         NET CASH FROM OPERATING ACTIVITIES                                   22,998      23,601
                                                                           ---------   ---------
      CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale                                           737      11,900
Maturities and principal reductions on securities available-for-sale         124,118     137,324
Purchases of securities available-for-sale                                  (144,942)   (201,734)
Loans made to customers, net of repayments                                    (6,257)     26,758
Net change in federal funds sold                                               2,902      (2,705)
Additions to premises and equipment                                           (2,257)     (1,177)
                                                                           ---------   ---------
   NET CASH FROM INVESTING ACTIVITIES                                        (25,699)    (29,634)
                                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                        12,684      43,457
Net change in short-term borrowings                                           (9,210)    (29,966)
Dividends paid                                                                (5,603)    (10,778)
Purchase of treasury stock                                                    (3,422)     (4,606)
Repayments on other borrowings                                                (2,049)    (18,608)
                                                                           ---------   ---------
   NET CASH FROM FINANCING ACTIVITIES                                         (7,600)    (20,501)
                                                                           ---------   ---------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (10,301)    (26,534)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             78,201      94,928
                                                                           ---------   ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  67,900   $  68,394
                                                                           =========   =========

See accompanying notes.

                           FIRST FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying September 30, 2006 and 2005 consolidated financial statements are unaudited. The December 31, 2005 consolidated financial statements are as reported in the First Financial Corporation (the "Corporation") 2005 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2005 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.

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

2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The following table summarizes impaired loan information:

                                                                   (000's)
                                                           --------------------
                                                           September   December
                                                            30, 2006   31, 2005
                                                           ---------   --------
Impaired loans with related allowance for loan losses
   calculated under SFAS No. 114                             $1,850      $3,622
Impaired loans with no related allowance for loan losses        504         500
                                                             ------      ------
                                                             $2,354      $4,122
                                                             ======      ======

     Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities

     The amortized cost and fair value of the Corporation's investments are shown below. All securities are classified as available-for-sale.

                                                      (000's)                       (000's)
                                                 September 30, 2006            December 31, 2005
                                            ---------------------------   ---------------------------
                                            Amortized Cost   Fair Value   Amortized Cost   Fair Value
                                            --------------   ----------   --------------   ----------
United States Government entity mortgage-
   backed securities                           $336,992       $332,041       $306,697       $301,403
Collateralized Mortgage Obligations                 111            118          2,357          2,360
State and Municipal Obligations                 136,151        139,450        129,916        134,045
Corporate Obligations                            77,340         77,854         89,740         90,224
Equity Securities                                 4,518          8,442          4,410          8,259
                                               --------       --------       --------       --------
                                               $555,112       $557,905       $533,120       $536,291
                                               ========       ========       ========       ========

4. Short-Term Borrowings

     Period-end short-term borrowings were comprised of the following:

                                        (000's)
                                 --------------------
                                 September   December
                                  30, 2006   31, 2005
                                 ---------   --------
Federal Funds Purchased           $10,974     $19,032
Repurchase Agreements               4,919       5,579
Note Payable - U.S. Government      1,121       1,613
                                  -------     -------
                                  $17,014     $26,224
                                  ========    =======

5. Other Borrowings

     Other borrowings at period-end are summarized as follows:

                                                                         (000's)
                                                                  --------------------
                                                                  September   December
                                                                   30, 2006   31, 2005
                                                                  ---------   --------
FHLB advances                                                      $335,217   $337,266
City of Terre Haute, Indiana economic development revenue bonds       6,600      6,600
                                                                   --------   --------
                                                                   $341,817   $343,866
                                                                   ========   ========

6. Components of Net Periodic Benefit Cost

                                          Three Months ended September 30      Nine Months ended September 30,
                                                      (000's)                              (000's)
                                        ----------------------------------    ----------------------------------
                                                           Post-Retirement                       Post-Retirement
                                        Pension Benefits   Health Benefits    Pension Benefits   Health Benefits
                                        ----------------   ---------------    ----------------   ---------------
                                           2006    2005      2006   2005       2006      2005      2006   2005
                                          -----   -----      ----   ----     -------   -------     ----   ----
Service cost                              $ 749   $ 701      $ 29   $ 35     $ 2,248   $ 2,104     $ 87   $106
Interest cost                               591     622        75     80       1,773     1,867      226    239
Expected return on plan assets             (698)   (821)       --     --      (2,095)   (2,463)      --     --
Amortization of transition obligation        --      --        15     15          --        --       45     45
Amortization of prior service cost           14      14        --     --          42        42       --     --
Amortization of net (gain) loss             191      62        60     63         572       185      180    188
                                          -----   -----      ----   ----     -------   -------     ----   ----
Net Periodic Benefit Cost                 $ 847   $ 578      $179   $193     $ 2,540   $ 1,735     $538   $578
                                          =====   =====      ====   ====     =======   =======     ====   ====

Employer Contributions

     First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.5 and $1.2 million respectively to its Pension Plan and ESOP and $294,000 to the Post Retirement Health Benefits Plan in 2006. First Financial Corporation anticipates contributing $1.5 and $1.2 million respectively to its Pension Plan and ESOP in 2006. Contributions of $261,000 have been made through the third quarter of 2006 for the Post Retirement Health Benefits plan. First Financial Corporation anticipates contributing an additional $71,000 to the Post Retirement Health Benefits plan in 2006.

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

     SFAS No. 157 -- In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 will have a material impact to the financial statements.

     SPAS No. 158 -- In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. Defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end. The employer must disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains and losses, prior service costs or credits, and transition asset or obligation. The new standard is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company has not completed it's evaluation of the impact of the adoption of SFAS No. 158. The Corporation currently has a prepaid asset in the financial statements and anticipates recording a liability under this new accounting standard, as the projected benefit obligation exceeds the fair value of plan assets.

SAB 108 -- In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach can be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Corporation is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

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

                          Summary of Operating Results

     Net income for the nine months ended September 30, 2006 was $17.4 million compared to $17.6 million for the same period in 2005. Basic earnings per share was the same for those periods at $1.31 per average share outstanding. The three months ending on September 30, 2006 produced $5.5 million and $0.41 per share compared to $6.3 million and $0.47 per share for the same period in 2005.

     The primary components of income and expense affecting net income are discussed in the following analysis.

Net interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income was down $155 thousand in the first nine months of 2006 from the same period in 2005. The net interest margin was one basis point higher at 3.92% in 2006 from 3.91% in 2005. The net interest income for the third quarter of 2006 at $18.2 million was down $441 thousand from the same period in 2005.

Non-Interest income

     Non-interest income for the first nine months of 2006 was $21.7 million. The strategy of holding mortgage loans in the portfolio has the effect of reducing non-interest income. Loan fees are deferred and amortized over the life of the loan when retained, rather than recognized upon sale. Additionally, there are reduced gains from the sale of loans. This was the primary difference between current year results and the $24.3 million of non-interest income for the same period in 2005 when loans were being sold. Deposit fee income, however, increased due to the higher level of deposits in 2006. Gains from the sale of investment securities are also down $562 thousand when compared year over year through September 30. Non-interest income for the three months ended September 30, 2006 was $7.1 million compared to $8.8 million for the third quarter of 2005. Gains on investment securities and loan sales combined accounted for $856 thousand of this $1.7 million decrease.

Non-Interest Expenses

     The Corporation's non-interest expense for the nine months ended September 30, 2006 compared to the same period in 2005 increased by $1.0 million. Equipment expenses and personnel costs were higher during the first nine months of 2006 compared to the same period of 2005. Cost increases included merit increases in salaries and higher benefit costs, as well as the new banking center in Vincennes, Indiana opened early in 2006. The effective tax rate for 2006 has increased to 25.7% compared to 26.4% for 2005. The non-interest expense for the three months ended September 30, 2006 was less than the same period of 2005 by $295 thousand.

Provision for Loan Losses

     The Corporation's provision for loan losses decreased $3.3 million for the nine months ended September 30, 2006 compared to the same period of 2005. Net charge-offs for the first nine months of 2006 were $5.6 million compared to $12.2 million for the same period in 2005. The provision for loan losses was virtually the same for the third quarter of 2006 compared to 2005. The allowance for loan losses as a percentage of total loans has remained relatively stable at 1.14% as of September 30, 2006, compared to 1.15% as of December 31, 2005.

Non-performing Loans

     Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2006 and December 31, 2005 follows:

                                                    (000's)
                                             --------------------
                                             September   December
                                              30, 2006   31, 2005
                                             ---------   --------
Non-accrual loans                             $10,152     $ 8,464
Restructured loans                                 52          57
                                              -------     -------
                                               10,204       8,521
Accruing loans past due over 90 days            4,702       6,354
                                              -------     -------
                                              $14,906     $14,875
                                              =======     =======
Ratio of the allowance for loan losses
   as a percentage of non-performing loans        106%        108%

The following loan categories comprise significant components of the nonperforming loans:

                                            (000's)
                            --------------------------------------
                            September 30, 2006   December 31, 2005
                            ------------------   -----------------
Non-Accrual Loans:
   1-4 family residential         $ 1,593              $1,118
   Commercial loans                 6,585               5,888
   Installment loans                1,974               1,458
                                  -------              ------
                                  $10,152              $8,464
                                  =======              ======
Past due 90 days or more:
   1-4 family residential         $ 2,094              $3,197
   Commercial loans                 1,983               1,554
   Installment loans                  625               1,603
                                  -------              ------
                                  $ 4,702              $6,354
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

     The table below shows the Corporation's estimated sensitivity profile as of September 30, 2006. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 4.45% over the next 12 months and decrease 1.76% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 1.31% over the next 12 months and decrease 1.55% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

                       Percentage Change in Net Interest Income
Basis Point            ----------------------------------------
Interest Rate Change       12 months   24 months   36 months
--------------------       ---------   ---------   ---------
Down 200                       3.62      -2.53       -4.56
Down 100                       1.31      -1.55       -8.87
Up 100                        -4.45      -1.76        1.76
Up 200                       -12.60      -7.65        -.76

     Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $68.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $22.3 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

     In the first nine months of 2006 loans are down $1.9 million from the end of 2005. Deposits are up $12.7 million. Investments increased $21.6 million. Short and long term borrowings decreased $11.3 million. The percentage of the allowance for loan and lease losses remained virtually the same at 1.14% of loans at September 30, 2006 compared to 1.15% at December 31,2005. The Corporation's equity increased $8.2 million.

Capital Adequacy

     As of September 30, 2006, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action regulations. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the actual and required capital ratios for the Corporation and lead bank.

                                                                            To Be Well
                                  September 30, 2006   December 31, 2005   Capitalized
                                  ------------------   -----------------   -----------
Total risk-based capital ratio
   Corporation                           17.68%              16.99%             N/A
   First Financial Bank                  17.79%              17.09%           10.00%
Tier I risk-based capital ratio
   Corporation                           16.69%              15.99%             N/A
   First Financial Bank                  16.98%              16.20%            6.00%
Tier I leverage capital ratio
   Corporation                           12.51%              11.89%             N/A
   First Financial Bank                  11.31%              11.94%            5.00%

ITEM 4. Controls and Procedures

     First Financial Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures as of September 30, 2006 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                                                                       (c)
                                                             Total Number Of Shares           (d)
                                (a)               (b)         Purchased As Part Of     Maximum Number Of
                          Total Number Of    Average Price     Publicly Announced     Shares That May Yet
                         Shares Purchased   Paid Per Share     Plans Or Programs *       Be Purchased *
                         ----------------   --------------   ----------------------   -------------------
July 1 - 31, 2006                 --                --                 N/A                    N/A
August 1 - 31, 2006           11,700             29.85                 N/A                    N/A
September 1 - 30, 2006            --                                   N/A                    N/A
Total                         11,700             29.85                 N/A                    N/A

* The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No.:   Description of Exhibit:
------------   -----------------------
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

10.4           First Amendment to 2001 Long-Term Incentive Plan of First
               Financial Corporation.

10.5           Second Amendment to 2001 Long-Term Incentive Plan of First
               Financial Corporation.

10.6 2006 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation's
               Form 10-K filed for the fiscal year ended December 31, 2005.

10.7           First Financial Executives' Supplemental Retirement Plan.

10.8           First Amendment to First Financial Corporation Executives'
               Supplemental Retirement Plan.

10.9           Second Amendment to First Financial Corporation Executives'
               Supplemental Retirement Plan.

10.10          First Financial Corporation Executives' Deferred Compensation
               Plan.

10.11          First Amendment to First Financial Corporation Executives'
               Deferred Compensation Plan.

31.1           Sarbanes-Oxley Act 302 Certification for Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2006 by Principal
               Executive Officer, dated November 3, 2006.

31.2           Sarbanes-Oxley Act 302 Certification for Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2006 by Principal
               Financial Officer, dated November 3, 2006.

32.1           Certification, dated November 3, 2006, of Principal Executive
               Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act on Form 10-Q for the quarter ended
               September 30, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST FINANCIAL CORPORATION
                                               (Registrant)


Date: November 3, 2006                  By /s/ Donald E. Smith
                                           -------------------------------------
                                           Donald E. Smith, Chairman


Date: November 3, 2006                  By /s/ Norman L. Lowery
                                           -------------------------------------
                                           Norman L. Lowery, Vice Chairman and
                                           CEO


Date: November 3, 2006                  By /s/ Michael A. Carty
                                           -------------------------------------
                                           Michael A. Carty, Treasurer and CFO

                                 Exhibit Index

Exhibit No.:   Description of Exhibit:
------------   -----------------------
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

10.4           First Amendment to 2001 Long-Term Incentive Plan of First
               Financial Corporation.

10.5           Second Amendment to 2001 Long-Term Incentive Plan of First
               Financial Corporation.

10.6 2006 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation's
               Form 10-K filed for the fiscal year ended December 31, 2005.

10.7           First Financial Executives' Supplemental Retirement Plan.

10.8           First Amendment to First Financial Corporation Executives'
               Supplemental Retirement Plan.

10.9           Second Amendment to First Financial Corporation Executives'
               Supplemental Retirement Plan.

10.10          First Financial Corporation Executives' Deferred Compensation
               Plan.

10.11          First Amendment to First Financial Corporation Executives'
               Deferred Compensation Plan.

31.1           Sarbanes-Oxley Act 302 Certification for Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2006 by Principal
               Executive Officer, dated November 3, 2006.

31.2           Sarbanes-Oxley Act 302 Certification for Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2006 by Principal
               Financial Officer, dated November 3, 2006.

32.1           Certification, dated November 3, 2006, of Principal Executive
               Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act on Form 10-Q for the quarter ended
               September 30, 2006.