Form 10-K
period 2006-12-31
FIRST FINANCIAL CORP /IN/
filed 2007-03-15
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA (State of Incorporation)	35-1546989 (I.R.S. Employer Identification Number)

One First Financial Plaza Terre Haute, Indiana (Address of Registrant’s Principal Executive Offices)	47807 (Zip Code)
(812) 238-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Common Stock, no par value	The NADAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
As of June 30, 2006 the aggregate market value of the voting stock held by nonaffiliated of the registrant based on the average bid and ask prices of such stock was $354,799,976. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s ESOP.)
Shares of Common Stock outstanding as of March 12, 2007—13,226,321 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2006 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 18, 2007 are incorporated by reference into Part III.

Form 10-K Cross-Reference Index

PART I
ITEM 1. BUSINESS
First Financial Corporation (the “Corporation”) is a financial services holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation’s business, please refer to the following sections of the 2006 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:
1.	Description of services, affiliations, and number of employees, on page 35.

2.	Information regarding supervision of the Corporation, on page 14.

3.	Details regarding competition, on page 35.
ITEM 1A. RISK FACTORS
The Corporation Is Subject To Interest Rate Risk
Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.
The Corporation Is Subject To Lending Risk
There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana, Illinois and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with the applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.
The Corporation’s Allowance for Possible Loan Losses May Be Insufficient
The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses; the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increase in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In a Highly Competitive Industry and Market Area
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.
The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:
•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets.

•	The ability to expand the Corporation’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Corporation introduces new products and services relative to its competitors.

•	Customer satisfaction with the Corporation’s level of service.

•	Industry and general economic trends.
Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the corporation’s financial condition and results of operations.
The Corporation Is Subject To Extensive Government Regulation and Supervision
The Corporation, primarily through the Bank, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
The Corporation’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.
The Corporation Is Dependent On Certain Key Management and Staff
The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation’s net income.

The Corporation’s Information Systems May Experience an Interruption or Breach in Security
The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, it they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Failure to successfully keep pace with the technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., a wholly-owned subsidiary (the Bank). The Bank also owns three other facilities in downtown Terre Haute. Two are leased to other parties and the third is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee five other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on five of the leases are June 30, 2012, May 31, 2011, February 14, 2011, December 31, 2008, and February 14, 2011. The sixth lease is on a month-to-month basis.
Facilities of the Corporation’s banking centers in Clay County include three offices in Brazil, Indiana and offices in Clay City and Poland, Indiana. All five buildings are held in fee.
Facilities of the Corporation’s banking centers in Vermillion County include two offices in Clinton, Indiana and offices in Cayuga and Newport, Indiana. All four buildings are held in fee.
Facilities of the Corporation’s banking centers in Sullivan County include offices in Sullivan, Carlisle, Dugger, Farmersburg and Hymera, Indiana. All five buildings are held in fee.
Facilities of the Corporation’s banking center in Greene County include an office in Worthington, Indiana. This building is held in fee.
Facilities of the Corporation’s banking centers in Knox County include offices in Monroe City, Sandborn and Vincennes, Indiana. All three buildings are held in fee.
Facilities of the Corporation’s banking centers in Parke County include two offices in Rockville, Indiana and offices in Marshall, Montezuma and Rosedale, Indiana. All five buildings are held in fee.
Facilities of the Corporation’s banking center in Putnam County include an office in Greencastle, Indiana. This building is held in fee.
Facilities of the Corporation’s banking centers in Crawford County include its main office and a drive-up facility in Robinson, Illinois and a branch facility in Oblong, Illinois. All three of the buildings are held in fee.
Facilities of the Corporation’s banking centers in Lawrence County include offices in Sumner and Lawrenceville, Illinois. Both of the buildings are held in fee.
Facilities of the Corporation’s banking center in Wayne County include an office in Fairfield, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Jasper County include an office in Newton, Illinois. This building is held in fee.
Facilities of the Corporation’s banking center in Coles County include an office in Charleston, Illinois. This building is held in fee.
Facilities of the Corporation’s banking center in Clark County include an office in Marshall, Illinois. This building is held in fee.
Facilities of the Corporation’s banking center in Vermilion County include an office in Ridge Farm, Illinois. This building is held in fee.
Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is March 1, 2010.
The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is August 31, 2008.
Facilities of the Corporation’s subsidiary, Forrest Sherer, Inc., include its main office and one satellite office in Terre Haute, Indiana. The buildings are held in fee by Forrest Sherer, Inc.
ITEM 3 LEGAL PROCEEDINGS
There are no material pending legal proceedings which involve the Corporation or its subsidiaries, other than ordinary routine litigation incidental to its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
See “Market and Dividend Information” on page 46 of the 2006 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 6. SELECTED FINANCIAL DATA
See “Five Year Comparison of Selected Financial Data” on page 9 of the 2006 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
See “Management’s Discussion and Analysis” on pages 34 through 44 of the 2006 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Risk” section of “Management’s Discussion and Analysis” on pages 43 and 44 of the 2006 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Consolidated Balance Sheets” on page 10, “Consolidated Statements of Income” on page 11, “Consolidated Statements of Changes in Shareholders Equity” on page 12, “Consolidated Statements of Cash Flows” on page 13, and “Notes to Consolidated Financial Statements” on pages 14-32. “Report of Independent Registered Public Accounting Firm on Financial Statements” can be found on page 32 of the 2006 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K. Statistical disclosure by the Corporation includes the following information in the 2006 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:
1.	“Volume/Rate Analysis,” on page 36.

2.	“Securities,” on page 38.

3.	“Loan Portfolio,” on page 39.

4.	“Allowance for Loan Losses,” on pages 40 and 41.

5.	“Nonperforming Loans,” on pages 41.

6.	“Deposits,” on page 42.

7.	“Consolidated Balance Sheet-Average Balances and Interest Rates,” on page 45.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”), who serves as our principal executive officer, and Chief Financial Officer (“CFO”), who serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective and designed to ensure that the information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” on page 34 of the 2006 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 33 of the 2006 Annual Report to Shareholders. That portion of the annual report is incorporated by reference in response to this Item 9A of the Form 10-K.
ITEM 9B. OTHER INFORMATION
The Company established the compensation to be paid to Directors for the year 2007 on December 19, 2006. These amounts are set forth on Exhibit 10.3 to this Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2006 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2006 Annual Report to Shareholders of First Financial Corporation attached:
Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Income—Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
(2)	Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(3)	Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.1	Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed for the quarter ended March 31, 2006
10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.3	2007 Schedule of Director Compensation
10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed December 22, 2006
13	Annual Report
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
(b)	Exhibits-Exhibits to (a) (3) listed above are attached to this report.

(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

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

NAME	DATE

/s/ Donald E. Smith	March 12, 2007
Donald E. Smith, President and Director

/s/ Michael A. Carty	March 12, 2007
Michael A. Carty, Secretary, Treasurer & CFO
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 12, 2007
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 12, 2007
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 12, 2007
Thomas T. Dinkel, Director

/s/ Anton H. George	March 12, 2007
Anton H. George, Director

/s/ Gregory L. Gibson	March 12, 2007
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 12, 2007
Norman L. Lowery, Vice Chairman, CEO & Director
(Principal Executive Officer)

/s/ Patrick O’Leary	March 12, 2007
Patrick O’Leary, Director

/s/ Ronald K. Rich	March 12, 2007
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 12, 2007
Virginia L. Smith, Director

EXHIBIT INDEX

Exhibit
Number	Description
10.3	2007 Schedule of Director Compensation

13	Annual Report

21	Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer