Form 10-Q
period 2007-03-31
FIRST FINANCIAL CORP /IN/
filed 2007-05-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
Commission File Number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1546989

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

One First Financial Plaza, Terre Haute, IN	47807

(Address of principal executive office)	(Zip Code)
(812)238-6000
(Registrants telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of May 7, 2007, the Registrant had outstanding 13,204,321 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$69,255	$77,682
Federal funds sold and short-term investments	54,975	21,437
Securities available-for-sale	563,773	559,053
Loans:
Commercial, financial and agricultural	420,188	407,995
Real estate — construction	30,098	33,336
Real estate — mortgage	685,355	691,989
Installment	254,803	257,065
Lease financing	2,270	2,604

	1,392,714	1,392,989
Less:
Unearned income	(242)	(234)
Allowance for loan losses	(15,830)	(16,169)

	$1,376,642	$1,376,586

Accrued interest receivable	12,433	13,972
Premises and equipment, net	33,099	33,267
Bank-owned life insurance	58,415	57,905
Goodwill	7,102	7,102
Other intangible assets	2,257	2,363
Other real estate owned	2,878	3,194
Other assets	22,901	23,437

TOTAL ASSETS	$2,203,730	$2,175,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$228,112	$227,808
Interest-bearing:
Certificates of deposit of $100 or more	212,590	189,323
Other interest-bearing deposits	1,074,586	1,085,551

	1,515,288	1,502,682

Short-term borrowings	29,762	16,203
Other borrowings	341,448	341,805
Other liabilities	40,303	44,048

TOTAL LIABILITIES	1,926,801	1,904,738

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,226,321 in 2007 and 13,270,321 in 2006	1,806	1,806
Additional paid-in capital	68,003	68,003
Retained earnings	242,304	235,967
Accumulated other comprehensive income	(4,754)	(5,494)
Treasury shares at cost-1,224,645 in 2007 and 1,180,645 in 2006	(30,430)	(29,022)

TOTAL SHAREHOLDERS’ EQUITY	276,929	271,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,203,730	$2,175,998

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans, including related fees	$25,652	$24,106
Securities:
Taxable	5,612	5,065
Tax-exempt	1,576	1,535
Other	782	717
TOTAL INTEREST INCOME	33,622	31,423

INTEREST EXPENSE:
Deposits	10,205	8,198
Short-term borrowings	232	142
Other borrowings	4,728	4,687

TOTAL INTEREST EXPENSE	15,165	13,027

NET INTEREST INCOME	18,457	18,396

Provision for loan losses	1,690	2,203

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,767	16,193

NON-INTEREST INCOME:
Trust department income	978	914
Service charges and fees on deposit accounts	2,721	2,737
Other service charges and fees	1,305	1,347
Securities gains/(losses), net	20	8
Insurance commissions	1,398	1,374
Gain on sales of mortgage loans	184	131
Other	1,541	902

TOTAL NON-INTEREST INCOME	8,147	7,413

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,952	10,259
Occupancy expense	1,040	941
Equipment expense	1,098	1,043
Other	3,968	3,973

TOTAL NON-INTEREST EXPENSE	16,058	16,216

INCOME BEFORE INCOME TAXES	8,856	7,390

Provision for income taxes	2,433	1,881

NET INCOME	$6,423	$5,509

PER SHARE DATA
Basic and Diluted
Earnings per share	$.48	$.41

Weighted average number of shares outstanding (in thousands)	13,250	13,351

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common Additional		Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2006	$1,806	$67,670	$223,710	$1,903	($25,766)	$269,323

Comprehensive income:
Net income	—	—	5,509	—	—	5,509
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(1,309)	—	(1,309)

Total comprehensive income/(loss)						4,200

Treasury stock purchase	—	—	—		(1,690)	(1,690)

Balance, March 31, 2006	$1,806	$67,670	$229,219	$594	$(27,456)	$271,833

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income	—	—	6,423	—	—	6,423
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	421	—	421
Change in Pension Liability	—	—	—	319	—	319

Total comprehensive income/(loss)						7,163

Adoption of FIN48	—	—	(86)	—	—	(86)

Treasury stock purchase	—	—	—		(1,408)	(1,408)

Balance, March 31, 2007	$1,806	$68,003	$242,304	$(4,754)	$(30,430)	$276,929

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$6,423	$5,509
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(638)	(517)
Provision for loan losses	1,690	2,203
Securities (gains) losses	(20)	(8)
Gain on sale of other real estate	(44)	—
Depreciation and amortization	903	881
Other, net	3,547	4,890

NET CASH FROM OPERATING ACTIVITIES	11,861	12,958

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	2,939	736
Calls, maturities and principal reductions on securities available-for-sale	22,205	25,383
Purchases of securities available-for-sale	(28,505)	(49,523)
Loans made to customers, net of repayment	(2,178)	12,806
Proceeds from sales of other real estate owned	726	—
Net change in federal funds sold	(33,538)	(25,425)
Additions to premises and equipment	(629)	(305)

NET CASH FROM INVESTING ACTIVITIES	(38,980)	(36,328)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	12,606	38,126
Net change in short-term borrowings	13,559	(16,762)
Dividends paid	(5,708)	(5,603)
Purchase of treasury stock	(1,408)	(1,690)
Repayments on other borrowings	(357)	(11)

NET CASH FROM FINANCING ACTIVITIES	18,692	14,060

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,427)	(9,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,682	78,201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,255	$68,891

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying March 31, 2007 and 2006 consolidated financial statements are unaudited. The December 31, 2006 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2006 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2006 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
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
2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	March 31,	December 31,
	2007	2006
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$696	$503
Impaired loans with no related allowance for loan losses	3,739	4,865

	$4,435	$5,368

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)		(000’s)
	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States Government entity mortgage- backed securities	$331,288	$328,806	$334,383	$330,846
Collateralized Mortgage Obligations	14,925	15,045	9,935	9,970
State and Municipal Obligations	138,209	141,867	136,124	140,070
Corporate Obligations	68,951	69,408	68,952	69,472
Equity Securities	4,595	8,647	4,556	8,695

	$557,968	$563,773	$553,950	$559,053

4. Short-Term Borrowings
Period—end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2007	2006
Federal Funds Purchased	$7,113	$10,179
Repurchase Agreements	22,647	5,407
Note Payable — U.S. Government	2	617

	$29,762	$16,203

5. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2007	2006
FHLB advances	$334,848	$335,205
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$341,448	$341,805

6. Components of Net Periodic Benefit Cost

	(000’s)
			Post-Retirement
	Pension Benefits		Health Benefits
Three Months ended March 31,	2007	2006	2007	2006
Service cost	$787	$751	$29	$29
Interest cost	704	593	78	75
Expected return on plan assets	(911)	(698)	—	—
Amortization of transition obligation	—	—	15	15
Amortization of prior service cost	14	14	—	—
Amortization of net (gain) loss	111	191	43	60

Net Periodic Benefit Cost	$705	$851	$165	$179

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.8 and $1.2 million respectively to its Pension Plan and ESOP and $319,000 to the Post Retirement Health Benefits Plan in 2007. Plan changes to the Post Retirement Health Benefits Plan have reduced the expected contributions for 2007 to $180,000. First Financial Corporation anticipates contributing $1.8 and $1.2 million respectively to its Pension Plan and ESOP in 2007. Contributions of $41,000 have been made through the first quarter of 2007 for the Post Retirement Health Benefits plan.
7. New accounting standards
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The adoption of Fin 48 was recognized as a cumulative effect adjustment, reducing retained earnings and increasing liabilities by $86 thousand on January 1, 2007.
The amount of unrecognized tax benefits as of January 1, 2007 totaled $588, which would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest was accrued and included in the $588 amount above as of January 1, 2007.
The Company and its subsidiaries file a consolidated U.S. federal income tax return and combined returns in the state of Indiana and Illinois. These returns are subject to examination by taxing authorities for years after 2002. We are currently under audit by the Internal Revenue Service for the 2004 tax year. The anticipated effect on unrecognized tax benefits resulting from this audit cannot be determined at this time.
Additionally, the Company anticipates that the statute of limitations will close during 2007 on a tax position taken in the federal income tax return. Should this statute close on the position as taken in the return, the Company will recognize these tax benefits, which will reduce income tax expense by an immaterial amount.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Corporation on January 1, 2008. The Corporation has not completed its evaluation of the impact of adoption of SFAS No. 159 but currently does not expect the adoption to have a material impact on its financial statements.

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk
The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2006.
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.
Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2006 Annual Report on Form 10-K.
Summary of Operating Results
Net income for the three months ended March 31, 2007 was $6.4 million compared to $5.5 million in the same period in 2006. Basic earnings per share increased to $0.48 for the first quarter of 2007 compared to $0.41 for 2006, a 17.1% increase.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $18.5 million in the first three months of 2007 from $18.4 million in the same period in 2006, a 0.3% increase. The net interest margin decreased to 3.91% in 2007 from 3.94% in 2006, a 0.8% decrease, driven by a greater increase in the costs of funding than the increases realized on earning assets. The net interest income increased due to the increase in earning assets.
Non-Interest Income
Non-interest income for the quarter was $8.1 million. Increased other income from sales of other real estate was the major difference between these results and the $7.4 million of non-interest income reported for the same period in 2006. Income from loan sales, security gains and insurance commissions were also increased as compared to the same period of 2006.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended March 31, 2007 compared to the same period in 2006 decreased by $158 thousand or 1.0%. Occupancy expenses and equipment costs were higher during the first quarter of 2007 compared to the same period of 2006. First Financial Bank opened a new branch at the end of 2006, contributing to the increase in those expenses. Salaries and benefits expenses were reduced by $307 thousand for the first three months of 2007 compared to the same period of 2006. The Corporation has reduced the number of full time equivalent employees as a continuation of the benefits of consolidating bank subsidiaries into one bank. Income tax expense increased due to an increase in the effective tax rate from 25.5% to 27.5%. Tax-exempt income was a lower percentage of net income before tax for the first quarter of 2007 as compared to the same period of 2006.

Allowance for Loan Losses
The Corporation’s provision for loan losses decreased $513 thousand for the first three months of 2007 compared to the same period of 2006. Net charge-offs for the first three months of 2007 were $2.0 million compared to $1.4 million for the same period in 2006. The majority of current quarter charge-offs was related to two commercial credits that were previously provided for through specific allocations of the allowance for loan losses. Provision for loan losses decreased when comparing the first three months of 2007 and 2006, despite an increase in net charge-offs, as a result of improving credit quality. The allowance for loan losses has decreased from 1.22% of gross loans, or $16.9 million at March 31, 2006 to 1.14% of gross loans, or $15.8 million at March 31, 2007. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2007 and December 31, 2006 follows:

	(000's)
	March 31, 2007	December 31, 2006
Non-accrual loans	$10,195	$9,893
Restructured loans	52	52

	10,247	9,945
Accruing loans past due over 90 days	3,924	4,691

	$14,171	$14,636

Ratio of the allowance for loan losses as a percentage of non-performing loans	112%	110%
The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	March 31, 2007	December 31, 2006
Non-Accrual Loans:
1-4 family residential	$1,734	$1,598
Commercial loans	6,779	6,551
Installment loans	1,682	1,744

	$10,195	$9,893

Past due 90 days or more:
1-4 family residential	$968	$1,607
Commercial loans	2,461	2,542
Installment loans	495	542

	$3,924	$4,691

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
Interest Rate Risk
Management considers interest rate risk to be the Corporation’s most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation’s net interest income is largely dependent on the effective management of this risk.
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

The Corporation from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Corporation’s risk management strategy.
The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2007. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 3.56% over the next 12 months and decrease 1.26% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 1.02% over the next 12 months and decrease 1.86% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	1.94%	-4.38%	-9.82%
Down 100	1.02	-1.86	-4.47
Up 100	-3.56	-1.26	1.52
Up 200	-9.78	-4.88	0.93
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $4.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $68.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.1 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first quarter of 2007 to the same period in 2006, net loans are up 0.8% or $12.2 million. Deposits are up $12.2 million at March 31, 2007, also a 0.8% increase from the balances at the same time in 2006. The investment portfolio and federal funds sold increased by of $32.3 million. Shareholders’ equity increased $5.2 million. This financial performance increased book value per share 2.6% to $20.94 at March 31, 2007 from $20.42 at March 31, 2006. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of March 31, 2007, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

			To Be Well
	March 31, 2007	December 31, 2006	Capitalized
Total risk-based capital ratio
Corporation	18.29%	17.78%	N/A
First Financial Bank	18.37%	17.74%	10.00%

Tier I risk-based capital ratio
Corporation	17.28%	16.77%	N/A
First Financial Bank	17.53%	16.90%	6.00%

Tier I leverage capital ratio
Corporation	12.60%	12.43%	N/A
First Financial Bank	12.67%	12.48%	5.00%

ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — Other Information
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
ITEM 1A. Risk Factors.
There have been no material changes in the risk factors from those disclosed in the Corporation’s 2006 Annual Report on Form 10-K.
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

			(c)
			Total Number Of Shares	(d)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1 — 31, 2007	12,000	30.95	N/A	N/A
February 1 — 28, 2007	17,000	33.28	N/A	N/A
March 1 — 31, 2007	15,000	31.41	N/A	N/A
Total	44,000	32.01	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None
ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended March 31, 2006.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by Principal Executive Officer, dated May 7 2006

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by Principal Financial Officer, dated May 7, 2006.

32.1	Certification, dated May 7, 2006, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: May 7, 2007	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 7, 2007	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: May 7, 2007	By:	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended March 31, 2006.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by Principal Executive Officer, dated May 7 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 by Principal Financial Officer, dated May 7, 2007.

32.1	Certification, dated May 7, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2007.