Form 10-Q
period 2007-06-30
FIRST FINANCIAL CORP /IN/
filed 2007-08-08
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
Commission File Number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1546989
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

One First Financial Plaza, Terre Haute, IN	47807
(Address of principal executive office)	(Zip Code)
(812)238-6000
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑.
As of August 1, 2007, the Registrant had outstanding 1,304,145 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousand, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$71,074	$77,682
Federal funds sold and short-term investments	12,769	21,437
Securities available-for-sale	599,018	559,053
Loans:
Commercial, financial and agricultural	434,248	407,995
Real estate — construction	27,997	33,336
Real estate — mortgage	680,208	691,989
Installment	266,645	257,065
Lease financing	2,303	2,604

	1,411,401	1,392,989

Less:
Unearned income	(235)	(234)
Allowance for loan losses	(15,349)	(16,169)

	1,395,817	1,376,586

Accrued interest receivable	12,673	13,972
Premises and equipment, net	32,651	33,267
Bank-owned life insurance	58,927	57,905
Goodwill	7,102	7,102
Other intangible assets	2,150	2,363
Other real estate owned	2,993	3,194
Other assets	25,120	23,437

TOTAL ASSETS	$2,220,294	$2,175,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$229,666	$227,808
Interest-bearing:
Certificates of deposit of $100 or more	210,264	189,323
Other interest-bearing deposits	1,070,888	1,085,551

	1,510,818	1,502,682

Short-term borrowings	31,625	16,203
Other borrowings	366,277	341,805
Other liabilities	41,779	44,048

TOTAL LIABILITIES	1,950,499	1,904,738

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,161,821 in 2007 and 13,270,321 in 2006	1,806	1,806
Additional paid-in capital	68,003	68,003
Retained earnings	243,052	235,967
Accumulated other comprehensive income	(10,723)	(5,494)
Treasury shares at cost-1,289,145 in 2007 and 1,180,645 in 2006	(32,343)	(29,022)

TOTAL SHAREHOLDERS’ EQUITY	269,795	271,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,220,294	$2,175,998

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans, including related fees	$25,950	$24,707	$51,602	$48,813
Securities:
Taxable	5,836	5,802	11,448	10,867
Tax-exempt	1,606	1,538	3,182	3,073
Other	812	730	1,594	1,447

TOTAL INTEREST INCOME	34,204	32,777	67,826	64,200

INTEREST EXPENSE:
Deposits	10,384	9,360	20,589	17,558
Short-term borrowings	449	143	681	285
Other borrowings	4,806	4,763	9,534	9,450

TOTAL INTEREST EXPENSE	15,639	14,266	30,804	27,293

NET INTEREST INCOME	18,565	18,511	37,022	36,907

Provision for loan losses	1,240	645	2,930	2,848

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,325	17,866	34,092	34,059

NON-INTEREST INCOME:
Trust department income	942	1,003	1,920	1,917
Service charges and fees on deposit accounts	3,020	3,099	5,741	5,836
Other service charges and fees	1,462	1,280	2,767	2,627
Securities gains/(losses), net	0	1	20	9
Insurance commissions	1,546	1,479	2,944	2,853
Gain on sale of mortgage loans	220	23	404	154
Other	339	330	1,880	1,232

TOTAL NON-INTEREST INCOME	7,529	7,215	15,676	14,628

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,615	10,304	19,567	20,563
Occupancy expense	1,031	944	2,071	1,885
Equipment expense	1,069	1,125	2,167	2,168
Other	4,393	3,838	8,361	7,811

TOTAL NON-INTEREST EXPENSE	16,108	16,211	32,166	32,427

INCOME BEFORE INCOME TAXES	8,746	8,870	17,602	16,260

Provision for income taxes	2,333	2,445	4,766	4,326

NET INCOME	$6,413	$6,425	$12,836	$11,934

PER SHARE DATA:
Basic and Diluted	$0.48	$0.48	$0.97	$0.90

Dividends per share	$0.43	$0.42	$0.43	$0.42

Weighted average number of shares outstanding (in thousands)	13,200	13,295	13,225	13,323

See accompanying notes

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, April 1, 2007	$1,806	$68,003	$242,304	$(4,754)	$(30,430)	$276,929

Comprehensive income:
Net income			6,413			6,413
Change in net unrealized gains/(losses) on securities available-for-sale				(6,080)		(6,080)
Change in Pension Liability				111		111

Total comprehensive income/(loss)						444

Cash dividends, $.43 per share			(5,665)			(5,665)
Treasury stock purchases					(1,913)	(1,913)

Balance, June 30, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Balance, April 1, 2006	$1,806	$67,670	$229,219	$594	$(27,456)	$271,833

Comprehensive income:
Net income			6,425			6,425
Change in net unrealized gains/ (losses) on securities available-for-sale				(4,226)		(4,226)

Total comprehensive income						2,199

Cash dividends, $.42 per share			(5,573)			(5,573)
Treasury stock purchases					(1,383)	(1,383)

Balance, June 30, 2006	$1,806	$67,670	$230,071	$(3,632)	$(28,839)	$267,076

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/ (Loss)	Stock	Total

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income			12,836			12,836
Change in net unrealized gains/(losses) on securities available-for-sale				(5,659)		(5,659)
Change in Pension Liability				430		430

Total comprehensive income/(loss)						7,607

Adoption of FIN 48			(86)			(86)

Cash dividends, $.43 per share			(5,665)			(5,665)
Treasury stock purchases					(3,321)	(3,321)

Balance, June 30, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Balance, January 1, 2006	$1,806	$67,670	$223,710	$1,903	$(25,766)	$269,323

Comprehensive income:
Net income			11,934			11,934
Change in net unrealized gains/(losses) on securities available-for-sale				(5,535)		(5,535)

Total comprehensive income						6,399

Cash dividends, $.42 per share			(5,573)			(5,573)
Treasury stock purchases					(3,073)	(3,073)

Balance, June 30, 2006	$1,806	$67,670	$230,071	$(3,632)	$(28,839)	$267,076

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$12,836	$11,934
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(1,285)	(1,246)
Provision for loan losses	2,930	2,848
Securities (gains) losses	(20)	(9)
Gain on sale of other real estate	(34)	—
Depreciation and amortization	1,767	1,771
Other, net	720	5,878

NET CASH FROM OPERATING ACTIVITIES	16,914	21,176

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	2,939	737
Calls, maturities and principal reductions on securities available-for-sale	44,472	87,485
Purchases of securities available-for-sale	(95,503)	(122,300)
Loans made to customers, net of repayments	(23,671)	5,004
Proceeds from sales of other real estate owned	1,510	—
Net change in federal funds sold	8,668	(3,708)
Additions to premises and equipment	(938)	(2,046)

NET CASH FROM INVESTING ACTIVITIES	(62,523)	(34,828)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	8,136	34,556
Net change in short-term borrowings	15,422	12,715
Dividends paid	(5,708)	(5,603)
Purchase of treasury stock	(3,321)	(3,073)
Proceeds for other borrowings	81,000	—
Repayments on other borrowings	(56,528)	(297)

NET CASH FROM FINANCING ACTIVITIES	39,001	38,298

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,608)	24,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,682	78,201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,074	$102,847

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying June 30, 2007 and 2006 consolidated financial statements are unaudited. The December 31, 2006 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2006 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2006 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
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
2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000's)
	June 30,	December 31,
	2007	2006

Impaired loans with no related allowance for loan losses	$0	$503
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	2,780	4,865

	$2,780	$5,368

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000's)		(000's)
	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

United States Government entity mortgage- backed securities	$356,385	$346,978	$334,383	$330,846
Collateralized Mortgage Obligations	26,567	26,149	9,935	9,970
State and Municipal Obligations	146,916	147,887	136,124	140,070
Corporate Obligations	68,841	69,156	68,952	69,472
Equity Securities	4,637	8,848	4,556	8,695

	$603,346	$599,018	$553,950	$559,053

4. Short-Term Borrowings
Period—end short-term borrowings were comprised of the following:

	(000's)
	June 30,	December 31,
	2007	2006

Federal Funds Purchased	$8,465	$10,179
Repurchase Agreements	22,671	5,407
Note Payable — U.S. Government	489	617

	$31,625	$16,203

5. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000's)
	June 30,	December 31,
	2007	2006

FHLB advances	$359,677	$335,205
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$366,277	$341,805

6. Components of Net Periodic Benefit Cost

	Three Months ended June 30				Six Months ended June 30,
	(000's)				(000's)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$787	$751	$29	$29	$1,574	$1,502	$59	$58
Interest cost	704	593	78	75	1,409	1,187	156	51
Expected return on plan assets	(911)	(698)	—	—	(1,822)	(1,397)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Amortization of prior service cost	14	14	—	—	28	28	—	—
Amortization of net (gain) loss	111	191	43	60	223	381	86	120

Net Periodic Benefit Cost	$705	$851	$165	$179	$1,412	$1,701	$331	$350

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.8 and $1.2 million respectively to its Pension Plan and ESOP and $319,000 to the Post Retirement Health Benefits Plan in 2007. Plan changes to the Post Retirement Health Benefits Plan have reduced the expected contributions for 2007 to $180,000. First Financial Corporation still anticipates contributing $1.8 and $1.2 million respectively to its Pension Plan and ESOP in 2007. Contributions of $87,000 have been made through the first six months of 2007 for the Post Retirement Health Benefits plan.
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
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest was accrued and included in the $588 amount above as of January 1, 2007. There were no material changes in unrecognized tax positions as of June 30, 2007.
The Company and its subsidiaries file a consolidated U.S. federal income tax return and combined returns in the state of Indiana and Illinois. These returns are subject to examination by taxing authorities for years after 2002. We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. The anticipated effect on unrecognized tax benefits resulting from this audit cannot be determined at this time.
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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
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
Summary of Operating Results
Net income for the three months ended June 30, 2007 was $6.4 million. Basic earnings per share was $0.48 for the second quarter of 2007. These results are similar to the results for the second quarter of 2006.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $18.6 million in the first three months of 2007 from $18.5 million in the same period in 2006, a 0.3% increase. The net interest margin decreased to 3.87% in 2007 from 3.90% in 2006, a 0.03% decrease, driven by a greater increase in the costs of funding than the increases realized on earning assets. The net interest income increased due to the increase in earning assets. Results for the six months ended June 20, 2007 in comparison with the same period in 2006 is similar to the quarterly comparison. While net interest income increased slightly, net interest margin decreased to 3.89% from 3.92%, or 3%, for the same period in 2006.
Non-Interest Income
Non-interest income for the quarter was $7.5 million. Increased other income from sale of mortgage loans was the major difference between these results and the $7.2 million of non-interest income reported for the same period in 2006. Income from insurance commissions and other service fees were also increased as compared to the same period of 2006. Non-interest income for the six months ended June 30, 2007 was also higher than the same period in 2006, increasing from $14.6 million to $15.7 million, or 7.2%. This higher level of non-interest income is the result of increased other income from sales of other real estate, sale of mortgage loans, insurance commissions and other service fees.

Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended June 30, 2007 compared to the same period in 2006 decreased by $103 thousand or 0.6%. Non-interest expense for the six months ended June 20, 2007 in comparison with the same period in 2006 has also decreased, from $32.4 million to $32.2 million or 0.8%. Occupancy and other expenses were higher during the second quarter and for the first six months of 2007 compared to the same periods of 2006. Salaries and benefits expenses were reduced by $689 thousand for the second quarter of 2007 and $996 thousand for the first six months of 2007 compared to the same periods of 2006. The Corporation has reduced the number of full time equivalent employees as a continuation of the benefits of consolidating bank subsidiaries into one bank. The effective tax rate decreased from 27.6% to 26.7% for the second quarter of 2007 when compared to the same quarter in 2006, and increased from 26.6% to 27.1% for the six months ended June 20, 2007 when compared to the same period in 2006. The changes are a result of higher and lower levels of tax-exempt income for the periods.
Allowance for Loan Losses
The Corporation’s provision for loan losses increased $595 thousand for the second quarter and $82 thousand for the first six months of 2007 compared to the same periods of 2006. Net charge-offs were increased $362 thousand for the three months ended June 30, 2007 and $1.0 million for the first six months of 2007 compared to the same periods of 2006. During the second quarter of 2006 the provision was reduced after analysis of the adequacy of the allowance for loan losses revealed that net charge-off’s of previously identified credits were lower than anticipated. The allowance for loan losses has decreased from 1.16% of gross loans, or $16.1 million at June 30, 2006 to 1.09% of gross loans, or $15.3 million at June 30, 2007. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2007 and December 31, 2006 follows:

	(000's)
	June 30, 2007	December 31, 2006

Non-accrual loans	$8,839	$9,893
Restructured loans	51	52

	8,890	9,945
Accruing loans past due over 90 days	3,706	4,691

	$12,596	$14,636

Ratio of the allowance for loan losses as a percentage of non-performing loans	122%	110%
The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	June 30, 2007	December 31, 2006
Non-Accrual Loans:
1-4 family residential	$1,389	$1,598
Commercial loans	5,839	6,551
Installment loans	1,611	1,744

	$8,839	$9,893

Past due 90 days or more:
1-4 family residential	$1,064	$1,607
Commercial loans	1,534	2,542
Installment loans	1,108	542

	$3,706	$4,691

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
The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2007. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 3.46% over the next 12 months and decrease 1.94% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 1.73% over the next 12 months and increase .21% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	2.97	-.20	-3.37
Down 100	1.73	.21	-1.38
Up 100	-3.46	-1.94	-.07
Up 200	-9.16	-6.41	-2.45
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.5 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $65.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $13.2 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first six months of 2007 to the same period in 2006, average net loans are up $16.2 million. Average deposits are up $5.2 million. Average investments increased $12.5 million. Average borrowings increased $9.9 million. The average allowance for loan and lease losses declined from 1.23% at June 30, 2006 to 1.15% at June 30, 2007. Although there was an increase amount of net-charge-offs, the improved overall credit quality allowed the Corporation to reduce its allowance percentage of loans outstanding.
Capital Adequacy
As of June 30, 2007, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

			To Be Well
	June 30, 2007	December 31, 2006	Capitalized
Total risk-based capital ratio
Corporation	17.85%	17.78%	N/A
First Financial Bank	17.98%	17.74%	10.00%

Tier I risk-based capital ratio
Corporation	16.89%	16.77%	N/A
First Financial Bank	17.18%	16.90%	6.00%

Tier I leverage capital ratio
Corporation	12.40%	12.43%	N/A
First Financial Bank	12.59%	12.48%	5.00%

ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of June 30, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

			(c)
			Total Number Of
			Shares Purchased As	(d)
	(a)	(b)	Part Of Publicly	Maximum Number Of
	Total Number Of	Average Price	Announced Plans Or	Shares That May Yet
	Shares Purchased	Paid Per Share	Programs *	Be Purchased *
April 1 - 30 2007	10,000	31.50	N/A	N/A
May 1 — 31, 2007	34,500	29.80	N/A	N/A
June 1 — 30, 2007	20,000	28.52	N/A	N/A
Total	64,500	29.66	N/A	N/A
*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the shareholders of the Corporation was held on April 18, 2007.
(b)	The following were elected Directors of the Corporation for a three year term as follows:

	Votes for	Votes Against
Donald E. Smith	9,119,414	97,381
Ronald K. Rich	9,122,074	94,721
W. Curtis Brighton	9,139,592	77,203
The following individual’s terms as directors continued after the meeting: B. Guille Cox, Jr., Thomas T. Dinkel, Anton H. George, Gregory Gibson, Norman L. Lowery, Patrick O’Leary and Virginia L. Smith.
(c) At the annual meeting, the only item for consideration was the election of the three directors. The vote tabulation for the election of such Directors is set forth above.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits.

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended June 30, 2006.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 by Principal Executive Officer, dated August 7, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 by Principal Financial Officer, dated August 7, 2007.

32.1	Certification, dated August 7, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2007	By	/s/ Donald E. Smith

Donald E. Smith, Chairman

Date: August 7, 2007	By	/s/ Norman L. Lowery

Norman L. Lowery, Vice Chairman and CEO

Date: August 7, 2007	By	/s/ Michael A. Carty

Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 29, 2006 and effective January 1, 2006, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended June 30, 2006.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 by Principal Executive Officer, dated August 7, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 by Principal Financial Officer, dated August 7, 2007.

32.1	Certification, dated August 7, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2007.