Form 10-Q/A
period 2007-06-30
FIRST FINANCIAL CORP /IN/
filed 2007-08-14
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1
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
Yes ☐ No ☑.
As of August 1, 2007, the Registrant had outstanding 13,146,821 shares of common stock, without par value.

EXPLANATORY NOTE
REGARDING
THIS FORM 10-Q/A (Amendment No. 1)
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on August 8, 2007 (the “Original Report”), and is being filed to reflect the proper number of outstanding shares of common stock on the cover page. The Original Report inadvertently reported that as of August 1, 2007, the Company had outstanding 1,304,145 shares of common stock. This Amendment correctly reports that as of August 1, 2007 the Company had outstanding 13,146,821 shares of common stock.
Pursuant to SEC Rule 12b-15, the Company is filing updated exhibits 31.1, 31.2, and 32.1 in connection with this filing.
This Amendment to our Original Report continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in the Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report.

FIRST FINANCIAL CORPORATION
FORM 10-Q/A
Amendment No. 1
ITEM 6. Exhibits.

Exhibit No:	Description of Exhibit:

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 by Principal Executive Officer, dated August 13, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 by Principal Financial Officer, dated August 13, 2007.

32.1
Certification, dated August 13, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q/A for the quarter ended June 30, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: August 13, 2007	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 13, 2007	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: August 13, 2007	By	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No:	Description of Exhibit:

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 by Principal Executive Officer, dated August 13, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 by Principal Financial Officer, dated August 13, 2007.

32.1
Certification, dated August 13, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q/A for the quarter ended June 30, 2007.

5