Form 10-Q
period 2007-09-30
FIRST FINANCIAL CORP /IN/
filed 2007-11-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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
As of November 5, 2007, the Registrant had outstanding 13,105,359 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I – Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousand, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$59,090	$77,682
Federal funds sold and short-term investments	725	21,437
Securities available-for-sale	600,574	559,053
Loans:
Commercial, financial and agricultural	435,822	407,995
Real estate – construction	30,271	33,336
Real estate – mortgage	687,307	691,989
Installment	273,074	257,065
Lease financing	2,330	2,604

	1,428,804	1,392,989
Less:
Unearned income	(227)	(234)
Allowance for loan losses	(15,507)	(16,169)

	1,413,070	1,376,586

Accrued interest receivable	14,051	13,972
Premises and equipment, net	32,640	33,267
Bank-owned life insurance	59,438	57,905
Goodwill	7,102	7,102
Other intangible assets	2,044	2,363
Other real estate owned	1,681	3,194
Other assets	26,091	23,437

TOTAL ASSETS	$2,216,506	$2,175,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$227,303	$227,808
Interest-bearing:
Certificates of deposit of $100 or more	206,687	189,323
Other interest-bearing deposits	1,061,951	1,085,551

	1,495,941	1,502,682

Short-term borrowings	59,364	16,203
Other borrowings	341,048	341,805
Other liabilities	41,745	44,048

TOTAL LIABILITIES	1,938,098	1,904,738

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,105,359 in 2007 and 13,270,321 in 2006	1,806	1,806
Additional paid-in capital	68,003	68,003
Retained earnings	249,414	235,967
Accumulated other comprehensive income (loss)	(6,905)	(5,494)
Treasury shares at cost-1,345,607 in 2007 and 1,180,645 in 2006	(33,910)	(29,022)

TOTAL SHAREHOLDERS’ EQUITY	278,408	271,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,216,506	$2,175,998

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans, including related fees	$26,661	$25,390	$78,263	$74,203
Securities:
Taxable	5,957	5,488	17,405	16,355
Tax-exempt	1,694	1,578	4,876	4,651
Other	603	556	2,197	2,003

TOTAL INTEREST INCOME	34,915	33,012	102,741	97,212

INTEREST EXPENSE:
Deposits	10,676	9,693	31,265	27,251
Short-term borrowings	499	254	1,180	539
Other borrowings	4,991	4,821	14,525	14,271

TOTAL INTEREST EXPENSE	16,166	14,768	46,970	42,061

NET INTEREST INCOME	18,749	18,244	55,771	55,151

Provision for loan losses	1,575	2,495	4,505	5,343

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,174	15,749	51,266	49,808

NON-INTEREST INCOME:
Trust department income	926	1,021	2,846	2,938
Service charges and fees on deposit accounts	3,062	2,941	8,803	8,777
Other service charges and fees	1,492	1,325	4,259	3,952
Securities gains/(losses), net	—	(1)	20	8
Insurance commissions	1,715	1,608	4,659	4,461
Gain on sale of mortgage loans	211	26	615	180
Other	429	144	2,309	1,376

TOTAL NON-INTEREST INCOME	7,835	7,064	23,511	21,692

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,606	10,178	29,173	30,741
Occupancy expense	1,003	983	3,074	2,868
Equipment expense	1,078	1,043	3,245	3,211
Other	4,441	3,466	12,802	11,277

TOTAL NON-INTEREST EXPENSE	16,128	15,670	48,294	48,097

INCOME BEFORE INCOME TAXES	8,881	7,143	26,483	23,403

Provision for income taxes	2,519	1,688	7,285	6,014

NET INCOME	$6,362	$5,455	$19,198	$17,389

PER SHARE DATA:
Basic and Diluted	$0.48	$0.41	$1.45	$1.31

Dividends per share	$—	$—	$0.43	$0.42

Weighted average number of shares outstanding (in thousands)	13,136	13,261	13,195	13,302

See accompanying notes

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income			19,198			19,198
Change in net unrealized gains/(losses) on securities available-for-sale				(1,951)		(1,951)
Change in Pension Liability				540		540

Total comprehensive income/(loss)						17,787

Adoption of FIN 48			(86)			(86)
Cash dividends, $.43 per share			(5,665)			(5,665)
Treasury stock purchases					(4,888)	(4,888)

Balance, September 30, 2007	$1,806	$68,003	$249,414	$(6,905)	$(33,910)	$278,408

Balance, January 1, 2006	$1,806	$67,670	$223,710	$1,903	$(25,766)	$269,323

Comprehensive income:
Net income			17,389			17,389
Change in net unrealized gains/(losses) on securities available-for-sale				(226)		(226)

Total comprehensive income/(loss)						17,163

Cash dividends, $.42 per share			(5,573)			(5,573)
Treasury stock purchases					(3,422)	(3,422)

Balance, September 30, 2006	$1,806	$67,670	$235,526	$1,677	$(29,188)	$277,491

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/ (Loss)	Stock	Total

Balance, July 1, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Comprehensive income:			6,362			6,362
Change in net unrealized gains/(losses) on securities available-for-sale				3,708		3,708
Change in Pension Liability				110		110

Total comprehensive income/(loss)						10,180

Treasury stock purchases					(1,567)	(1,567)

Balance, September 30, 2007	$1,806	$68,003	$249,414	$(6,905)	$(33,910)	$278,408

Balance, July 1, 2006	$1,806	$67,670	$230,071	$(3,632)	$(28,839)	$267,076

Comprehensive income:
Net income			5,455			5,455
Change in net unrealized gains/(losses) on securities available-for-sale				5,309		5,309

Total comprehensive income/(loss)						10,764

Treasury stock purchases					(349)	(349)

Balance, September 30, 2006	$1,806	$67,670	$235,526	$1,677	$(29,188)	$277,491

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$19,198	$17,389
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(1,941)	(1,894)
Provision for loan losses	4,505	5,343
Securities (gains) losses	(20)	(8)
Gain on sale of other real estate	(163)	—
Depreciation and amortization	2,600	2,646
Other, net	(5,497)	(478)

NET CASH FROM OPERATING ACTIVITIES	18,682	22,998

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	2,939	737
Calls, maturities and principal reductions on securities available-for-sale	67,929	124,118
Purchases of securities available-for-sale	(113,680)	(144,942)
Loans made to customers, net of repayments	(47,987)	(6,257)
Proceeds from sales of other real estate owned	3,400	—
Net change in federal funds sold	20,712	2,902
Additions to premises and equipment	(1,654)	(2,257)

NET CASH FROM INVESTING ACTIVITIES	(62,341)	(25,699)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	(6,741)	12,684
Net change in short-term borrowings	43,161	(9,210)
Dividends paid	(5,708)	(5,603)
Purchase of treasury stock	(4,888)	(3,422)
Proceeds for other borrowings	81,000	—
Repayments on other borrowings	(81,757)	(2,049)

NET CASH FROM FINANCING ACTIVITIES	25,067	(7,600)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,592)	(10,301)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,682	78,201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,090	$67,900

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying September 30, 2007 and 2006 consolidated financial statements are unaudited. The December 31, 2006 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2006 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2006 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
1. The significant accounting policies followed by the Corporation and its subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods reported have been included in the accompanying consolidated financial statements and are of a normal recurring nature. The Corporation reports financial information for only one segment, banking. Some items in the prior year financials were reclassified to conform to the current presentation.
2. A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	September 30,	December 31,
	2007	2006

Impaired loans with no related allowance for loan losses	$—	$503
Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$2,737	4,865

	$2,737	$5,368

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)		(000’s)
	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

United States Government entity mortgage- backed securities	$350,934	$347,090	$334,383	$330,846
Collateralized Mortgage Obligations	26,418	26,263	9,935	9,970
State and Municipal Obligations	149,390	151,651	136,124	140,070
Corporate Obligations	67,299	67,370	68,952	69,472
Equity Securities	4,678	8,200	4,556	8,695

	$598,719	$600,574	$553,950	$559,053

4. Short-Term Borrowings
Period–end short-term borrowings were comprised of the following:

	(000’s)
	September 30,	December 31,
	2007	2006

Federal Funds Purchased	$35,013	$10,179
Repurchase Agreements	22,672	5,407
Note Payable – U.S. Government	1,679	617

	$59,364	$16,203

5. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	September 30,	December 31,
	2007	2006

FHLB advances	$334,448	$335,205
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$341,048	$341,805

6. Components of Net Periodic Benefit Cost

	Three Months ended September 30				Nine Months ended September 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$787	$751	$29	$29	$2,361	$2,254	$88	$87
Interest cost	704	593	78	75	2,113	1,780	234	226
Expected return on plan assets	(911)	(698)	—	—	(2,733)	(2,095)	—	—
Amortization of transition obligation	—	—	15	15	—	—	45	45
Amortization of prior service cost	14	14	—	—	42	42	—	—
Amortization of net (gain) loss	111	191	43	60	334	572	129	180

Net Periodic Benefit Cost	$705	$851	$165	$179	$2,117	$2,553	$496	$538

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.8 and $1.2 million respectively to its Pension Plan and ESOP and $319,000 to the Post Retirement Health Benefits Plan in 2007. Plan changes to the Post Retirement Health Benefits Plan have reduced the expected contributions for 2007 to $180,000. First Financial Corporation still anticipates contributing $1.8 and $1.2 million respectively to its Pension Plan and ESOP in 2007. Contributions of $132 thousand have been made through the first nine months of 2007 for the Post Retirement Health Benefits plan.
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
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest was accrued and included in the $588 amount above as of January 1, 2007. There were no material changes in unrecognized tax positions as of September 30, 2007.
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
Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances, which could affect these judgments, include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2006 Annual Report on Form 10-K.
Summary of Operating Results
Net income for the nine months ended September 30, 2007 was $19.2 million compared to $17.4 million for the same period in 2006. Basic earnings per share at September 30, 2007 increased to $1.45 per average share outstanding compared to the $1.31 per average share outstanding at September 30, 2006. The three months ending on September 30, 2007 produced $6.4 million and $0.48 per share compared to $5.5 million and $0.41 per share for the same period in 2006.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $55.7 million in the first nine months of 2007 from $55.1 million in the same period in 2006, a 1.1% increase. The net interest margin decreased to 3.89% in 2007 from 3.92% in 2006, a 0.77% decrease, driven by a greater increase in the costs of funding than the increases realized on earning assets. The net interest income increased due to the increase in earning assets. Results for the three months ended September 30, 2007 was $18.7 million compared to $18.2 million for the same period in 2006 with a similar trend in net interest margin for the quarters as on a year-to-date basis.

Non-Interest Income
Non-interest income for the nine months ended September 30, 2007 was $23.5 million compared to $21.7 million for the same period of 2006. Increased other income from sale of mortgage loans and sales of other real estate owned was the major difference between the periods. Income from insurance commissions and other service fees was also increased as compared to the same period of 2006. Non-interest income for the three months ended September 30, 2007 was also higher than the same period in 2006, increasing from $7.1 million to $7.8 million, or 10.9%. This higher level of non-interest income for the quarter is also the result of increased other income from sales of other real estate, sale of mortgage loans, insurance commissions and other service fees.
Non-Interest Expenses
The Corporation’s non-interest expense for the nine months ended September 30, 2007 compared to the same period in 2006 increased by $197 thousand or 0.4%. Non-interest expense for the three months ended September 30, 2007 in comparison with the same period in 2006 also increased, from $15.7 million to $16.1 million or 2.9%. Loan production expenses were higher during the third quarter and for the first nine months of 2007 compared to the same periods of 2006. Salaries and benefits expenses were reduced by $572 thousand for the third quarter of 2007 and $1.6 million for the first nine months of 2007 compared to the same periods of 2006. The Corporation has reduced the number of full time equivalent employees by 2.6% as a continuation of the benefits of consolidating bank subsidiaries into one bank. The effective tax rate increased from 23.6% to 28.3% for the third quarter of 2007 when compared to the same quarter in 2006, and increased from 25.7% to 27.5% for the nine months ended September 30, 2007 when compared to the same period in 2006. The changes are a result of higher and lower levels of tax-exempt income for the periods.
Allowance for Loan Losses
The Corporation’s provision for loan losses decreased $920 thousand for the third quarter and $838 thousand for the first nine months of 2007 compared to the same periods of 2006. Net charge-offs were decreased $1.4 million for the three months ended September 30, 2007 and $396 thousand for the first nine months of 2007 compared to the same periods of 2006. With the modest loan growth and the improvement in non-performing and impaired loans, the allowance for loan losses has decreased from 1.13% of gross loans, or $15.8 million at September 30, 2006 to 1.09% of gross loans, or $15.5 million at September 30, 2007. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2007 and December 31, 2006 follows:

	(000’s)
	September 30, 2007	December 31, 2006

Non-accrual loans	$9,082	$9,893
Restructured loans	51	52

	9,133	9,945
Accruing loans past due over 90 days	3,225	4,691

	$12,358	$14,636

Ratio of the allowance for loan losses as a percentage of non-performing loans	125%	110%
The following loan categories comprise significant components of the nonperforming loans:
	(000’s)
	September 30, 2007	December 31, 2006

Non-Accrual Loans:
1-4 family residential	$1,977	$1,598
Commercial loans	5,631	6,551
Installment loans	1,474	1,744

	$9,082	$9,893

Past due 90 days or more:
1-4 family residential	$1,233	$1,607
Commercial loans	1,192	2,542
Installment loans	800	542

	$3,225	$4,691

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
The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2007. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 2.38% over the next 12 months and decrease 1.27% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.83% over the next 12 months and decrease 0.30% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	1.12	-1.12	-4.44
Down 100	0.83	-0.30	-2.01
Up 100	-2.38	-1.27	.67
Up 200	-6.99	-5.03	-0.73
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $53.4 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $24.6 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first nine months of 2007 to the same period in 2006, average net loans are up $20.6 million. Average deposits are up $11.4 million. Average investments increased $21.4 million. Average borrowings increased $16.6 million. The average allowance for loan and lease losses declined from 1.20% at September 30, 2006 to 1.13% at September 30, 2007. The decreased amount of net-charge-offs and the improved overall credit quality allowed the Corporation to reduce its allowance percentage of loans outstanding.
Capital Adequacy
As of September 30, 2007, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

			To Be Well
	September 30, 2007	December 31, 2006	Capitalized
Total risk-based capital ratio
Corporation	18.15%	17.78%	N/A
First Financial Bank	18.25%	17.74%	10.00%

Tier I risk-based capital ratio
Corporation	17.18%	16.77%	N/A
First Financial Bank	17.44%	16.90%	6.00%

Tier I leverage capital ratio
Corporation	12.58%	12.43%	N/A
First Financial Bank	12.54%	12.48%	5.00%
ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation’s disclosure controls and procedures as of September 30, 2007 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II – Other Information
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

			(c)
			Total Number Of	(d)
	(a)	(b)	Shares Purchased As Part	Maximum Number Of
	Total Number Of	Average Price	Of Publicly Announced	Shares That May Yet Be
	Shares Purchased	Paid Per Share	Plans Or Programs *	Purchased *
July 1 – 31 2007	15,000	27.95	N/A	N/A
August 1 – 31, 2007	20,000	25.80	N/A	N/A
September 1 – 30, 2007	21,462	30.07	N/A	N/A
Total	56,462	27.99	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.

ITEM 3. Defaults upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits.

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated August 29, 2007 and effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed September 4, 2007.

10.2	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

10.5	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 by Principal Executive Officer, dated November 7, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 by Principal Financial Officer, dated November 7, 2007.

32.1
Certification, dated November 7, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2007	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: November 7, 2007	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: November 7, 2007	By	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated August 29, 2007 and effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed September 4, 2007.

10.2	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.3	2007 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2006.

10.4	2007 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 8-K filed on December 22, 2006.

10.5	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 by Principal Executive Officer, dated November 7, 2007

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 by Principal Financial Officer, dated November 7, 2007.

32.1
Certification, dated November 7, 2007, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2007.