Form 10-K
period 2007-12-31
FIRST FINANCIAL CORP /IN/
filed 2008-03-14
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1546989
(State of Incorporation)	(I.R.S. Employer Identification Number)

One First Financial Plaza
Terre Haute, Indiana	47807
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
(812) 238-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered

Common Stock, no par value	The NADAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2007 the aggregate market value of the voting stock held by nonaffiliated of the registrant based on the average bid and ask prices of such stock was $347,765,670. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s ESOP.)
Shares of Common Stock outstanding as of March 12, 2008—13,105,169 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 16, 2008 are incorporated by reference into Part III.

Form 10-K Cross-Reference Index

PART I
ITEM 1. BUSINESS
First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation’s business, please refer to the following sections of the 2007 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:
1.	The first 4 paragraphs on page 35.

2.	The first 5 paragraphs of Note 1 to the Consolidated Financial Statements on Page 14.
As a financial holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHC Act), is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. With some limited exceptions, the BHC Act requires every holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than five percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).
The BHC Act restricts the Corporation’s non-banking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of financial holding companies. The Corporation’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.
The Corporation and the Bank are also subject to certain regulatory restrictions, capital adequacy guidelines and various legal and regulatory restrictions on the payment of dividends, as summarized in Note 16 to the Consolidated Financial Statements.
In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Corporation might not otherwise do so.
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporation information.
The Corporation’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
The Bank is subject to the provisions of the National Bank Act, is under the supervision of, and is subject to periodic examination by, the Comptroller of the Currency (the OCC), is subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (FDIC). The Bank is also subject to certain laws of each state in which it is located.
The Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the “Check 21 Act”). To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve’s amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, customer identification verification, cooperation among financial institutions, suspicious activities and currency transaction reporting.
Federal law extensively regulates other various aspects of the banking business such as reserve requirements. Current federal law also requires banks, among other things to make deposited funds available within specified time periods. In addition, with certain exceptions, a bank and a subsidiary may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.
Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal and state laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:
•
Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.

•
Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

•
Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

The federal banking agencies have established guidelines which prescribe standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation fees and benefits, and management compensation. The agencies may require an institution which fails to meet the standards set forth in the guidelines to submit a compliance plan. Failure to submit an acceptable plan or adhere to an accepted plan may be grounds for further enforcement action.

The federal banking agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties,” including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.
Available Information
The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy statements, and other information. The Corporation’s filings are also accessible at no cost on the Corporation’s website at www.first-online.com.
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
None.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
See “Market and Dividend Information” on page 46 of the 2007 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of
	(a)	(b)	Shares Purchased As	(d)
	Total Number	Average	Part Of Publicly	Maximum Number
	Of Shares	Price Paid Per	Announced Plans Or	Of Shares That May
	Purchased	Share	Programs *	Yet Be Purchased *
October 1 – 31 2007	—	—	N/A	N/A
November 1 – 30, 2007	—	—	N/A	N/A
December 1 – 30, 2007	10,000	27.90	N/A	N/A
Total	10,000	27.90	N/A	N/A

•	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
         The Corporation contributed 41,000 shares of treasury stock to the ESOP plan in November of 2007.
ITEM 6. SELECTED FINANCIAL DATA
See “Five Year Comparison of Selected Financial Data” on page 9 of the 2007 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
See “Management’s Discussion and Analysis” on pages 34 through 44 of the 2007 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis” on pages 43 and 44 of the 2007 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Consolidated Balance Sheets” on page 10, “Consolidated Statements of Income” on page 11, “Consolidated Statements of Changes in Shareholders Equity” on page 12, “Consolidated Statements of Cash Flows” on page 13, and “Notes to Consolidated Financial Statements” on pages 14-32. “Report of Independent Registered Public Accounting Firm on Financial Statements” can be found on page 32 of the 2007 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K.

Statistical disclosure by the Corporation includes the following information in the 2007 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:
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
Changes in Internal Controls over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” on page 34 of the 2007 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on page 33 of the 2007 Annual Report to Shareholders. That portion of the annual report is incorporated by reference in response to this Item 9A of the Form 10-K.
ITEM 9B. OTHER INFORMATION
The Company established the compensation to be paid to Directors for the year 2008 on December 18, 2007. These amounts are set forth on Exhibit 10.3 to this Form 10-K.
The Company established the compensation to be paid to Named Executive Officers for the year 2008 on December 18, 2007. These amounts are set forth on Exhibit 10.4 to this Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2007 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2007 Annual Report to Shareholders of First Financial Corporation attached:
Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Income—Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

(2)	Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(3)	Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.1	Employment Agreement for Norman L. Lowery, dated August 29, 2007 and effective January 1, 2007, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed September 4, 2007.
10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.3	2008 Schedule of Director Compensation
10.4	2008 Schedule of Named Executive Officer Compensation
13	Annual Report
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
(b)	Exhibits-Exhibits to (a) (3) listed above are attached to this report.

(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation
/s/ Michael A. Carty
Michael A. Carty, Secretary, Treasurer & CFO
(Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith Donald E. Smith, President and Director	March 12, 2008

/s/ Michael A. Carty Michael A. Carty, Secretary, Treasurer & CFO (Principal Financial Officer and Principal Accounting Officer)	March 12, 2008

/s/ W. Curtis Brighton W. Curtis Brighton, Director	March 12, 2008

/s/ B. Guille Cox, Jr. B. Guille Cox, Jr., Director	March 12, 2008

/s/ Thomas T. Dinkel Thomas T. Dinkel, Director	March 12, 2008

/s/ Anton H. George Anton H. George, Director	March 12, 2008

/s/ Gregory L. Gibson Gregory L. Gibson, Director	March 12, 2008

/s/ Norman L. Lowery Norman L. Lowery, Vice Chairman, CEO & Director (Principal Executive Officer)	March 12, 2008

/s/ Patrick O’Leary	March 12, 2008

Patrick O’Leary, Director

/s/ Ronald K. Rich Ronald K. Rich, Director	March 12, 2008

/s/ Virginia L. Smith Virginia L. Smith, Director	March 12, 2008

EXHIBIT INDEX

Exhibit
Number	Description
10.3	2008 Schedule of Director Compensation

10.4	2008 Schedule of Named Executive Officers Compensation

13	Annual Report

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

31.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer