Form 10-Q
period 2008-03-31
FIRST FINANCIAL CORP /IN/
filed 2008-05-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 8, 2008, the registrant had outstanding 13,103,615 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$67,926	$70,082
Federal funds sold and short-term investments	41,657	4,201
Securities available-for-sale	610,700	558,020
Loans:
Commercial, financial and agricultural	468,391	461,086
Real estate — construction	25,511	29,637
Real estate — mortgage	648,583	673,355
Installment	281,270	262,858
Lease financing	2,169	2,275

	1,425,924	1,429,211

Less:
Unearned income	(208)	(212)
Allowance for loan losses	(15,443)	(15,351)

	1,410,273	1,413,648

Restricted Stock	26,227	28,613
Accrued interest receivable	12,450	13,698
Premises and equipment, net	32,196	32,632
Bank-owned life insurance	60,537	59,950
Goodwill	7,102	7,102
Other intangible assets	1,830	1,937
Other real estate owned	2,282	1,472
Other assets	25,654	26,139

TOTAL ASSETS	$2,298,834	$2,231,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$236,497	$225,549
Interest-bearing:
Certificates of deposit of $100 or more	240,578	193,901
Other interest-bearing deposits	1,115,575	1,110,271

	1,592,650	1,529,721

Short-term borrowings	26,016	27,331
Other borrowings	336,285	341,285
Other liabilities	50,655	51,533

TOTAL LIABILITIES	2,005,606	1,949,870

Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,103,615 in 2008 and 13,136,359 in 2007	1,806	1,806
Additional paid-in capital	68,212	68,212
Retained earnings	256,961	250,011
Accumulated other comprehensive income	292	(5,181)
Treasury shares at cost-1,347,351 in 2008 and 1,314,607 in 2007	(34,043)	(33,156)

TOTAL SHAREHOLDERS’ EQUITY	293,228	281,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,298,834	$2,231,562

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Loans, including related fees	$25,776	$25,652
Securities:
Taxable	5,997	5,612
Tax-exempt	1,597	1,576
Other	917	782

TOTAL INTEREST INCOME	34,287	33,622

INTEREST EXPENSE:
Deposits	10,217	10,205
Short-term borrowings	367	232
Other borrowings	4,747	4,728

TOTAL INTEREST EXPENSE	15,331	15,165

NET INTEREST INCOME	18,956	18,457

Provision for loan losses	1,925	1,690

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,031	16,767

NON-INTEREST INCOME:
Trust and financial services	1,119	978
Service charges and fees on deposit accounts	2,792	2,721
Other service charges and fees	1,394	1,305
Securities gains/(losses), net	354	20
Insurance commissions	1,559	1,398
Gain on sales of mortgage loans	225	184
Other	1,206	1,541

TOTAL NON-INTEREST INCOME	8,649	8,147

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,333	9,952
Occupancy expense	1,049	1,040
Equipment expense	1,113	1,098
Other	3,929	3,968

TOTAL NON-INTEREST EXPENSE	16,424	16,058

INCOME BEFORE INCOME TAXES	9,256	8,856

Provision for income taxes	2,306	2,433

NET INCOME	$6,950	$6,423

PER SHARE DATA
Basic and Diluted
Earnings per share	$.53	$.48

Weighted average number of shares outstanding (in thousands)	13,123	13,250

See accompanying notes.

FIRST FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income	—	—	6,423	—	—	6,423
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	421	—	421
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	319	—	319

Total comprehensive income/(loss)						7,163

Adoption of FIN48	—	—	(86)	—	—	(86)

Treasury stock purchase	—	—	—	—	(1,408)	(1,408)

Balance, March 31, 2007	$1,806	$68,003	$242,304	$(4,754)	$(30,430)	$276,929

Balance, January 1, 2008	$1,806	$68,212	$250,011	($5,181)	($33,156)	$281,692

Comprehensive income:
Net income	—	—	6,950	—	—	6,950
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,345	—	5,345
Change in net unrealized gains/(losses) on retirement plans	—	—	—	128	—	128

Total comprehensive income/(loss)						12,423

Treasury stock purchase		—	—	—	(887)	(887)

Balance, March 31, 2008	$1,806	$68,212	$256,961	$292	$(34,043)	$293,228

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$6,950	$6,423
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(680)	(638)
Provision for loan losses	1,925	1,690
Securities (gains) losses	(354)	(20)
Gain on sale of other real estate	(55)	(44)
Depreciation and amortization	850	903
Other, net	2,616	3,547

NET CASH FROM OPERATING ACTIVITIES	11,252	11,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	354	2,939
Proceeds from sales of restricted stock	2,387	—
Calls, maturities and principal reductions on securities available-for-sale	26,048	22,205
Purchases of securities available-for-sale	(69,139)	(28,505)
Loans made to customers, net of repayment	14,197	(2,178)
Proceeds from sales of other real estate owned	566	726
Net change in federal funds sold	(37,456)	(33,538)
Additions to premises and equipment	(307)	(629)

NET CASH FROM INVESTING ACTIVITIES	(63,350)	(38,980)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	62,929	12,606
Net change in short-term borrowings	(1,315)	13,559
Dividends paid	(5,785)	(5,708)
Purchase of treasury stock	(887)	(1,408)
Repayments on other borrowings	(5,000)	(357)

NET CASH FROM FINANCING ACTIVITIES	49,942	18,692

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,156)	(8,427)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,082	77,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,926	$69,255

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying March 31, 2008 and 2007 consolidated financial statements are unaudited. The December 31, 2007 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2007 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2007 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
1. Significant Accounting Policies
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
2. Impaired Loans
A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	March 31,	December 31,
	2008	2007

Impaired loans with related allowance for loan losses calculated under SFAS No. 114	$4,831	$2,203
Impaired loans with no related allowance for loan losses	—	—

	$4,831	$2,203

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000's)		(000’s)
	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

United States Government entity mortgage- backed securities	$341,380	$349,367	$288,742	$289,704
Collateralized Mortgage Obligations	73,851	76,504	76,730	77,174
State and Municipal Obligations	137,052	142,442	142,862	146,515
Corporate Obligations	37,773	34,883	38,010	36,843
Equity Securities	4,779	7,504	4,721	7,784

	$594,835	$610,700	$551,065	$558,020

4. Fair Value
Statement of Financial Accounting Standard (“SFAS”) No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:	Significant other observable inputs other than Level I prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

	March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Carrying Value

Securities available-for-sale (1)	$3,444	$575,423	$31,833	$610,700

(1)	Carried at fair value prior to the adoption of SFAS 159
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Beginning Balance	33,745
Total gains or losses (realized/unrealized)	(1,674)
Purchase	—
Settlements	—
Paydowns and Maturities	(238)
Transfers into Level 3	—

Ending Balance	$31,833

Changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008 are immaterial.
All impaired loans disclosed in footnote 2 are valued at Level 3 and have a valuation allowance of $1.9 million at March 31, 2008. The impact to the provision for loan losses for the quarter ending March 31, 2008 is immaterial.
5. Short-Term Borrowings
Period–end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2008	2007

Federal Funds Purchased	$5,283	$3,032
Repurchase Agreements	18,706	22,656
Note Payable – U.S. Government	2,027	1,643

	$26,016	$27,331

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2008	2007
FHLB advances	$329,685	$334,685
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$336,285	$341,285

7. Components of Net Periodic Benefit Cost

	(000’s)
	Post-Retirement
	Pension Benefits		Health Benefits
Three Months ended March 31,	2008	2007	2008	2007
Service cost	$758	$768	$31	$29
Interest cost	727	693	60	77
Expected return on plan assets	(823)	(911)	—	—
Amortization of transition obligation	—	—	15	15
Amortization of prior service cost	(5)	(5)	—	—
Amortization of net (gain) loss	182	116	3	43

Net Periodic Benefit Cost	$839	$661	$109	$164

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $185,000 to the Post Retirement Health Benefits Plan in 2008. Contributions of $59,000 have been made through the first quarter of 2008 for the Post Retirement Health Benefits plan.
8. Unrecognized Tax Benefits
Unrecognized tax benefits attributable to prior years were reduced by $211 thousand, including $25 thousand of interest, during the quarter ended March 31, 2008. The reversal relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter of 2008.
9. New accounting standards
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. The Corporation adopted the provisions of SFAS No. 157 except these non-financial assets and non-financial liabilities subject to the deferral as a result of FSP No. 157-2. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Corporation did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk
The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2007.
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2007 Annual Report on Form 10-K.
Summary of Operating Results
Net income for the three months ended March 31, 2008 was $6.95 million compared to $6.42 million for the same period of 2007. Basic earnings per share increased to $0.53 for the first quarter of 2008 compared to $0.48 for 2007, a 10.4% increase. Return on Assets and return on Equity were 1.23% and 9.62% respectively, compared to 1.18%and 9.36% for the three months ended March 31, 2007.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $19.0 million in the first three months of 2008 from $18.5 million in the same period in 2007, a 2.7% increase. The net interest margin decreased to 3.85% in 2008 from 3.91% in 2007, a 1.5% decrease, driven by a greater decline in the income realized on earning assets than the decline in the costs of funding. The net interest income increased due to the increase in earning assets.
Non-Interest Income
Non-interest income for the quarter was $8.6 million. Income from the redemption of VISA stock of $354 thousand was the major difference between these results and the $8.1 million of non-interest income reported for the same period in 2007. Income from trust activity, deposit fees and insurance commissions also increased as compared to the same period of 2007.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended March 31, 2008 compared to the same period in 2007 increased by $366 thousand or 2.3%. Income tax expense decreased and the effective tax rate dropped from 27.5% to 24.9%. A favorable outcome of a tax issue allowed the recognition of previously unrecognized tax benefits of $211 thousand related to tax-exempt interest in the first quarter of 2008 as compared to the same period of 2007.
Allowance for Loan Losses
The Corporation’s provision for loan losses increased $235 thousand for the first three months of 2008 compared to the same period of 2007. Net charge-offs for the first three months of 2008 were lower by $196 thousand, however, the volume of impaired and non-performing loans both increased. The allowance for loan losses has increased from 1.06% of gross loans, or $15.4 million at December 31, 2007 to 1.08% of gross loans, or $15.4 million at March 31, 2008. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at Ma rch 31, 2008 and December 31, 2007 follows:

	(000’s)
	March 31, 2008	December 31, 2007

Non-accrual loans	$10,682	$7,971
Restructured loans	104	50
Accruing loans past due over 90 days	3,753	4,462

	$14,539	$12,483

Ratio of the allowance for loan losses as a percentage of non-performing loans	106%	123%
The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	March 31, 2008	December 31, 2007

Non-Accrual Loans:
1-4 family residential	$2,452	$2,574
Commercial loans	6,879	3,938
Installment loans	1,351	1,459

	$10,682	$7,971

Past due 90 days or more:
1-4 family residential	$907	$1,230
Commercial loans	2,413	2,795
Installment loans	433	437

	$3,753	$4,462

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
The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2008. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 0.10% over the next 12 months and increase 1.33% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.30% over the next 12 months and decrease 1.86% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.08%	-4.93%	-7.71%
Down 100	-0.30	-1.86	-3.27
Up 100	-0.10	1.33	2.80
Up 200	-1.33	1.03	3.85
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $13.8 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $76.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $25.3 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first quarter of 2008 to the same period in 2007, net loans are up 2.4% or $33.2 million. Deposits are up $77.3 million at March 31, 2008, a 5.1% increase from the balances at the same time in 2007. The investment portfolio and federal funds sold increased by of $33.6 million. Shareholders’ equity increased $16.3 million. This financial performance increased book value per share 6.9% to $22.38 at March 31, 2008 from $20.94 at March 31, 2007. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of March 31, 2008, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

			To Be Well
	March 31, 2008	December 31, 2007	Capitalized
Total risk-based capital ratio
Corporation	18.70%	18.18%	N/A
First Financial Bank	18.53%	18.13%	10.00%

Tier I risk-based capital ratio
Corporation	17.74%	17.22%	N/A
First Financial Bank	17.73%	17.33%	6.00%

Tier I leverage capital ratio
Corporation	12.64%	12.44%	N/A
First Financial Bank	12.57%	12.60%	5.00%
ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 1 A. Risk Factors.
There have been no material changes in the risk factors from those disclosed in the Corporation’s 2007 Annual Report on Form 10-K.

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

			(c)
			Total Number Of Shares	(d)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1 – 31, 2008	7,500	25.40	N/A	N/A
February 1 – 28, 2008	8,690	27.59	N/A	N/A
March 1 – 31, 2008	16,554	26.67	N/A	N/A
Total	32,744	27.08	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None
ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Executive Officer, dated May 8, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Financial Officer, dated May 8, 2008.

32.1
Certification, dated May 8, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2008	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 8, 2008	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: May 8, 2008	By	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Executive Officer, dated May 8, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Financial Officer, dated May 8, 2008.

32.1
Certification, dated May 8, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2008.