Form 10-Q/A
period 2008-03-31
FIRST FINANCIAL CORP /IN/
filed 2008-06-20
CIK 714562

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of May 8, 2008, the registrant had outstanding 13,103,615 shares of common stock, without par value.

EXPLANATORY NOTE
REGARDING
THIS FORM 10-Q/A (Amendment No. 1)
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Item 1 of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 9, 2008 (the “Original Report”). The Amendment is being filed to reflect credit card loans held-for-sale separately from installment loans. The Amendment reflects that as of March 31, 2008, the Company had installment loans outstanding of $268,726 and, as separate line item on the balance sheet, credit card loans held-for-sale of $12,544 as of March 31, 2008 and $14,068 as of December 31, 2007.
Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes updated Exhibits 31.1, 31.2, and 32.1
This Amendment to our Original Report continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in the Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made subsequent to the filing of the Original Report on May 9, 2008, including any amendments to those filings.

Part I – Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
Amended
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$67,926	$70,082
Federal funds sold and short-term investments	41,657	4,201
Securities available-for-sale	610,700	558,020
Loans:
Commercial, financial and agricultural	468,391	461,086
Real estate – construction	25,511	29,637
Real estate – mortgage	648,583	673,355
Installment	268,726	262,858
Lease financing	2,169	2,275

	1,413,380	1,429,211
Less:
Unearned income	(208)	(212)
Allowance for loan losses	(15,443)	(15,351)

	1,397,729	1,413,648

Credit card loans held-for-sale	12,544	14,068
Restricted Stock	26,227	28,613
Accrued interest receivable	12,450	13,698
Premises and equipment, net	32,196	32,632
Bank-owned life insurance	60,537	59,950
Goodwill	7,102	7,102
Other intangible assets	1,830	1,937
Other real estate owned	2,282	1,472
Other assets	25,654	26,139

TOTAL ASSETS	$2,298,834	$2,231,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$236,497	$225,549
Interest-bearing:
Certificates of deposit of $100 or more	240,578	193,901
Other interest-bearing deposits	1,115,575	1,110,271

	1,592,650	1,529,721

Short-term borrowings	26,016	27,331
Other borrowings	336,285	341,285
Other liabilities	50,655	51,533

TOTAL LIABILITIES	2,005,606	1,949,870

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
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income	—	—	6,423	—	—	6,423
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	421	—	421
Change in net unrealized gains/(losses) on retirement plans	—	—	—	319	—	319

Total comprehensive income/(loss)						7,163

Adoption of FIN48	—	—	(86)	—	—	(86)

Treasury stock purchase	—	—	—		(1,408)	(1,408)

Balance, March 31, 2007	$1,806	$68,003	$242,304	$(4,754)	$(30,430)	$276,929

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	—	—	6,950	—	—	6,950
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,345	—	5,345
Change in net unrealized gains/(losses) on retirement plans	—	—	—	128	—	128

Total comprehensive income/(loss)						12,423

Treasury stock purchase	—	—	—		(887)	(887)

Balance, March 31, 2008	$1,806	$68,212	$256,961	$292	$(34,043)	$293,228

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
3.	Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)		(000’s)
	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

United States Government entity mortgage-backed securities	$341,380	$349,367	$288,742	$289,704
Collateralized Mortgage Obligations	73,851	76,504	76,730	77,174
State and Municipal Obligations	137,052	142,442	142,862	146,515
Corporate Obligations	37,773	34,883	38,010	36,843
Equity Securities	4,779	7,504	4,721	7,784

	$594,835	$610,700	$551,065	$558,020

4.	Fair Value
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

FIRST FINANCIAL CORPORATION (Registrant)
Date: June 19, 2008	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: June 19, 2008	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: June 19, 2008	By	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

FIRST FINANCIAL CORPORATION
FORM 10-Q/A
Amendment No. 1
ITEM 6. Exhibits.

Exhibit No:	Description of Exhibit:

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Executive Officer, dated June 19, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 by Principal Financial Officer, dated June 19, 2008.

32.1
Certification, dated June 19, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2008.