Form 10-Q
period 2008-06-30
FIRST FINANCIAL CORP /IN/
filed 2008-08-01
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2008, the registrant had outstanding 13,098,615 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and due from banks	$80,809	$70,082
Federal funds sold and short-term investments	4,345	4,201
Securities available-for-sale	606,543	558,020
Loans:
Commercial, financial and agricultural	491,604	461,086
Real estate — construction	25,649	29,637
Real estate — mortgage	646,846	673,355
Installment	280,285	262,858
Lease financing	2,080	2,275

	1,446,464	1,429,211
Less:
Unearned Income	(197)	(212)
Allowance for loan losses	(15,553)	(15,351)

	1,430,714	1,413,648

Credit card loans held-for-sale	13,315	14,068
Restricted Stock	26,227	28,613
Accrued interest receivable	11,866	13,698
Premises and equipment, net	32,541	32,632
Bank-owned life insurance	61,054	59,950
Goodwill	7,102	7,102
Other intangible assets	1,724	1,937
Other real estate owned	2,269	1,472
Other assets	24,916	26,139

TOTAL ASSETS	$2,303,425	$2,231,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$254,621	$225,549
Interest-bearing:
Certificates of deposit of $100 or more	240,578	193,901
Other interest-bearing deposits	1,115,636	1,110,271

	1,610,835	1,529,721
Short-term borrowings	28,861	27,331
Other borrowings	335,833	341,285
Other liabilities	46,179	51,533

TOTAL LIABILITIES	2,021,708	1,949,870

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,098,615 in 2008 and 13,136,359 in 2007	1,806	1,806
Additional paid-in capital	68,212	68,212
Retained earnings	258,341	250,011
Accumulated other comprehensive income (loss)	(12,452)	(5,181)
Treasury shares at cost-1,352,351 in 2008 and 1,314,607 in 2007	(34,190)	(33,156)

TOTAL SHAREHOLDERS’ EQUITY	281,717	281,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,303,425	$2,231,562

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,681	$25,950	$50,457	$51,602
Securities:
Taxable	6,385	5,836	12,382	11,448
Tax-exempt	1,581	1,606	3,178	3,182
Other	624	812	1,541	1594

TOTAL INTEREST INCOME	33,271	34,204	67,558	67,826

INTEREST EXPENSE:
Deposits	8,376	10,384	18,593	20,589
Short-term borrowings	200	449	567	681
Other borrowings	4,735	4,806	9,482	9,534

TOTAL INTEREST EXPENSE	13,311	15,639	28,642	30,804

NET INTEREST INCOME	19,960	18,565	38,916	37,022

Provision for loan losses	1,735	1,240	3,660	2,930

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,225	17,325	35,256	34,092

NON-INTEREST INCOME:
Trust and financial services	990	942	2,109	1,920
Service charges and fees on deposit accounts	2,988	3,020	5,780	5,741
Other service charges and fees	1,477	1,462	2,871	2,767
Securities gains/(losses), net	1	0	355	20
Insurance commissions	1,637	1,546	3,196	2,944
Gain on sales of mortgage loans	185	220	410	404
Other	363	339	1,569	1,880

TOTAL NON-INTEREST INCOME	7,641	7,529	16,290	15,676

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,125	9,615	20,458	19,567
Occupancy expense	988	1,031	2,037	2,071
Equipment expense	1,126	1,069	2,239	2,167
Other	3,991	4,393	7,920	8,361

TOTAL NON-INTEREST EXPENSE	16,230	16,108	32,654	32,166

INCOME BEFORE INCOME TAXES	9,636	8,746	18,892	17,602

Provision for income taxes	2,493	2,333	4,799	4,766

NET INCOME	$7,143	$6,413	$14,093	$12,836

PER SHARE DATA
Basic and Diluted	$0.55	$0.49	$1.07	$0.97

Dividends Per Share	$0.44	$0.43	$0.44	$0.43

Weighted average number of shares outstanding (in thousands)	13,102	13,200	13,112	13,225

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, April 1, 2007	$1,806	$68,003	$242,304	$(4,754)	$(30,430)	$276,929

Comprehensive income:
Net income	—	—	6,413	—	—	6,413
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(6,080)	—	(6,080)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	111	—	111

Total comprehensive income/(loss)						444

Cash Dividends, $.43 per share	—	—	(5,665)	—	—	(5,665)
Treasury stock purchase	—	—	—	—	(1,913)	(1,913)

Balance, June 30, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Balance, April 1, 2008	$1,806	$68,212	$256,961	$292	$(34,043)	$293,228

Comprehensive income:
Net income	—	—	7,143	—	—	7,143
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(12,872)	—	(12,872)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	128	—	128

Total comprehensive income/(loss)						(5,601)

Cash Dividends, $.44 per share	—	—	(5,763)	—	—	(5,763)
Treasury stock purchase	—	—	—	—	(147)	(147)

Balance, June 30, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income	—	—	12,836	—	—	12,836
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(5,659)	—	(5,659)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	430	—	430

Total comprehensive income/(loss)						7,607

Adoption of FIN48	—	—	(86)	—	—	(86)

Cash Dividends, $.43 per share	—	—	(5,665)	—	—	(5,665)
Treasury stock purchase	—	—	—	—	(3,321)	(3,321)

Balance, June 30, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	—	—	14,093	—	—	14,093
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(7,527)	—	(7,527)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	256	—	256

Total comprehensive income/(loss)						6,822

Cash Dividends, $.44 per share	—	—	(5,763)	—	—	(5,763)
Treasury stock purchase	—	—	—	—	(1,034)	(1,034)

Balance, June 30, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$14,093	$12,836
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(1,390)	(1,285)
Provision for loan losses	3,660	2,930
Securities (gains) losses	(355)	(20)
Gain on sale of other real estate	(57)	(34)
Depreciation and amortization	1,715	1,767
Other, net	1,892	720

NET CASH FROM OPERATING ACTIVITIES	19,558	16,914

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	355	2,939
Proceeds from sales of restricted stock	2,386	—
Calls, maturities and principal reductions on securities available-for-sale	48,722	44,472
Purchases of securities available-for-sale	(108,399)	(95,503)
Loans made to customers, net of repayment	(21,722)	(23,671)
Proceeds from sales of other real estate owned	1,009	1,510
Net change in federal funds sold	(144)	8,668
Additions to premises and equipment	(1,411)	(938)

NET CASH FROM INVESTING ACTIVITIES	(79,204)	(62,523)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	81,114	8,136
Net change in short-term borrowings	1,530	15,422
Dividends paid	(5,785)	(5,708)
Purchase of treasury stock	(1,034)	(3,321)
Proceeds from other borrowings	56,000	81,000
Repayments on other borrowings	(61,452)	(56,528)

NET CASH FROM FINANCING ACTIVITIES	70,373	39,001

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,727	(6,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,082	77,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,809	$71,074

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying June 30, 2008 and 2007 consolidated financial statements are unaudited. The December 31, 2007 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2007 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2007 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
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
2. Impaired Loans
A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	June 30,	December 31,
	2008	2007
Impaired Loans with related allowance for loan losses calculated under SFAS No. 114	$2,415	$2,203
Impaired Loans with no related allowance for loan losses	294	—

	$2,709	$2,203

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States Government entity mortgage- backed securities	$350,418	$346,092	$288,742	$289,704
Collateralized Mortgage Obligations	71,495	72,644	76,730	77,174
State and Municipal Obligations	140,611	143,232	142,862	146,515
Corporate Obligations	44,781	38,215	38,010	36,843
Equity Securities	4,825	6,360	4,721	7,784

	$612,130	$606,543	$551,065	$558,020

Gross unrealized losses on investment securities were $12.5 million and $11.6 million as of June 30, 2008 and 2007. These losses represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management has the intent and ability to hold for the foreseeable future and believes the value will recover as the securities approach maturity or market rates change. Additionally, a significant portion of this relates to collateralized debt obligations that were separately evaluated under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets. Based upon our analysis of expected cash flows, we do not believe these investments to be other-than-temporarily impaired as of June 30, 2008.
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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of securities reported using Level 3 inputs include certain investments in bank equities and collateralized debt obligations for which Level 1 and Level 2 inputs are not available.

	(000’s)
	June 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Carrying Value
Securities available-for-sale	$2,301	$575,836	$28,406	$606,543
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008.

(000’s)
Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Beginning Balance	$33,745
Total gains or losses (realized/unrealized)	(5,101)
Purchase	0
Settlements	0
Paydowns and Maturities	(238)
Transfers into Level 3	0

Ending Balance	$28,406

Changes in unrealized gains and losses recorded in earnings for the six months ended June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008 are immaterial.
All impaired loans disclosed in footnote 2 are valued at Level 3 and have a valuation allowance of $0.7 million at June 30, 2008. The impact to the provision for loan losses for the six months ending June 30, 2008 is immaterial.
5. Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	June 30,	December 31,
	2008	2007

Federal Funds Purchased	$9,633	$3,032
Repurchase Agreements	18,659	22,656
Note Payable — U.S. Government	569	1,643

	$28,861	$27,331

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	June 30,	December 31,
	2008	2007
FHLB Advances	$329,233	$334,685
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$335,833	$341,285

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$758	$768	$31	$29	$1,515	$1,536	$62	$59
Interest cost	727	693	60	77	1,454	1,387	119	155
Expected return on plan assets	(823)	(911)	—	—	(1,646)	(1,822)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Net amortization of prior service cost	(5)	(5)	—	—	(9)	(9)	—	—
Net amortization of net (gain) loss	182	116	3	43	365	231	6	86
Net Periodic Benefit Cost	$839	$661	$109	$164	$1,679	$1,323	$217	$330
Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $185 thousand to the Post Retirement Health Benefits Plan in 2008. Contributions of $424 thousand have been made through the first six months of 2008 for the Pension Plan. Contributions of $88 thousand have been made through the first six months of 2008 for the Post Retirement Health Benefits plan.
8. Unrecognized Tax Benefits
Unrecognized tax benefits attributable to prior years were reduced by $134 thousand, including $29 thousand of interest, during the quarter ended June 30, 2008. The unrecognized tax benefits attributable to prior years has been reduced for the six months ending June 30, 2008 by $345 thousand, including $54 thousand of interest. The reversals relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased and the completion during the second quarter of an Internal Revenue Service audit through the year 2005.
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
Summary of Operating Results
Net income for the three months ended June 30, 2008 was $7.14 million compared to $6.41 million for the same period of 2007. Basic earnings per share increased to $0.55 for the second quarter of 2008 compared to $0.49 for 2007, a 12.2% increase. Return on Assets and return on Equity were 1.26% and 9.74% respectively, compared to 1.17%and 9.21% for the three months ended June 30, 2007.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $1.4 million in the three months ended June 30, 2008 to $19.7 million from $18.6 million in the same period in 2007. The net interest margin for the first six months of 2008 is 3.93% compared to 3.89% for the same period of 2007, a 1.03% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the quarter was $7.6 million, an increase of 1.5% from the $7.5 million for the same period of 2007. For the six months ended June 30 2008 non-interest income is increased 3.9% or $614 thousand to $16.3 million compared to $15.7 million for the same period of 2007.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter and six months ended June 30, 2008 increased by $122 thousand, or 0.8% and $488 thousand or 1.5%, respectively, compared to the same periods in 2007. Income tax expense increased $33 thousand but the effective tax rate dropped from 27.1% to 25.4% for the six months ended June 30, 2007 compared to 2008. A favorable outcome of a tax examination allowed the recognition of previously unrecognized tax benefits of $134 thousand related to tax-exempt interest in the second quarter of 2008 as compared to the same period of 2007.
Allowance for Loan Losses
The Corporation’s provision for loan losses increased $495 thousand for the second quarter of 2008 compared to the same period of 2007. Net charge-offs were lower by $96 thousand, however, the volume of impaired and non-accrual loans both increased. The allowance for loan losses has increased slightly from 1.06% of gross loans, or $15.4 million at December 31, 2007 to 1.07% of gross loans, or $15.6 million at June 30, 2008. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2008 and December 31, 2007 follows:

	(000’s)
	June 30,	December 31,
	2008	2007
Non-accrual loans	$9,345	$7,971
Restructured loans	102	50
Accruing loans past due over 90 days	2,758	4,462

	$12,205	$12,483

Ratio of the allowance for loan losses as a percentage of non-performing loans	127%	123%
The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	June 30,	December 31,
	2008	2007
Non-accrual loans
1-4 family residential	$2,512	$2,574
Commercial loans	5,420	3,938
Installment loans	1,413	1,459

	$9,345	$7,971

Past due 90 days or more
1-4 family residential	$848	$1,230
Commercial loans	1,230	2,795
Installment loans	680	437

	$2,758	$4,462

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2008. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would decrease 0.77% over the next 12 months and increase 0.74% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.60% over the next 12 months and decrease 1.13% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.20%	-4.21%	-7.12%
Down 100	0.60	-1.13	-2.50
Up 100	-0.77	0.74	2.06
Up 200	-2.82	-0.08	2.50
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $15.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $57.4 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $23.7 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the second quarter of 2008 to the same period in 2007,loans, including credit card loans held-for-sale, net of unearned discount are up 3.43% or $48.4 million. Deposits are up $100.0 million at June 30, 2008, a 6.6% increase from the balances at the same time in 2007. Shareholders’ equity increased $11.9 million. This financial performance increased book value per share 4.9% to $21.51 at June 30, 2008 from $20.50 at June 30, 2007. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of June 30, 2008, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2008	December 31, 2007

Total risk-based capital
Corporation	18.13%	18.18%
First Financial Bank	18.05%	18.13%

Tier I risk-based capital
Corporation	17.20%	17.22%
First Financial Bank	17.26%	17.33%

Tier I leverage capital
Corporation	12.58%	12.44%
First Financial Bank	12.54%	12.60%

ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1 — 30, 2008	5,000	29.50	N/A	N/A
May 1 — 31, 2008	—	—	N/A	N/A
June 1 — 30, 2008	—	—	N/A	N/A

Total	5,000	29.50	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
ITEM 3. Defaults upon Senior Securities.
Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the shareholders of the Corporation was held on April 16, 2008.

(b)	The following were elected Directors of the Corporation for a three year term as follows:

	Votes for	Votes Against	Abstentions
B. Guille Cox, Jr.	11,072,421	130,927	146,113
Anton H. George	11,063,438	139,910	146,113
Gregory L. Gibson	11,088,198	115,150	146,113
Virginia L. Smith	11,061,218	142,130	146,113
The following individual’s terms as directors continued after the meeting: B. Guille Cox, Jr., Thomas T. Dinkel, Anton H. George, Gregory Gibson, Norman L. Lowery, Patrick O’Leary and Virginia L. Smith.
(c)	At the annual meeting, the items for consideration were the election of the four directors and to ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm of the Corporation for the fiscal year ending December 31, 2008. The votes to ratify appointment of Crowe Chizek and Company LLC were 11,103,832 voted for, 13,761 votes against and 231,868 vote abstentions. The vote tabulations for the election of such Directors is set forth above.

(d)	Not applicable.
ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1
Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 by Principal Executive Officer, dated August 1, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 by Principal Financial Officer, dated August 1, 2008.

32.1
Certification, dated August 1, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)
Date: August 1, 2008	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 1, 2008	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: August 1, 2008	By:	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1
Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 by Principal Executive Officer, dated August 1, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 by Principal Financial Officer, dated August 1, 2008.

32.1
Certification, dated August 1, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2008.