Form 10-Q
period 2008-09-30
FIRST FINANCIAL CORP /IN/
filed 2008-11-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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
As of November 3. 2008, the registrant had outstanding 13,098,615 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$49,824	$70,082
Federal funds sold and short-term investments	10,665	4,201
Securities available-for-sale	596,750	558,020
Loans:
Commercial, financial and agricultural	521,470	461,086
Real estate — construction	28,449	29,637
Real estate — mortgage	632,276	673,355
Installment	294,025	262,858
Lease financing	1,924	2,275

	1,478,144	1,429,211

Less:
Unearned Income	(158)	(212)
Allowance for loan losses	(15,840)	(15,351)

	1,462,146	1,413,648

Credit card loans held-for-sale	12,777	14,068
Restricted Stock	26,227	28,613
Accrued interest receivable	13,371	13,698
Premises and equipment, net	32,237	32,632
Bank-owned life insurance	61,566	59,950
Goodwill	7,102	7,102
Other intangible assets	1,619	1,937
Other real estate owned	3,469	1,472
Other assets	27,982	26,139

TOTAL ASSETS	$2,305,735	$2,231,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$239,183	$225,549
Interest-bearing:
Certificates of deposit of $100 or more	185,519	193,901
Other interest-bearing deposits	1,104,510	1,110,271

	1,529,212	1,529,721

Short-term borrowings	51,261	27,331
Other borrowings	410,167	341,285
Other liabilities	35,440	51,533

TOTAL LIABILITIES	2,026,080	1,949,870

Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,098,615 in 2008 and 13,136,359 in 2007	1,806	1,806
Additional paid-in capital	68,212	68,212
Retained earnings	261,843	250,011
Accumulated other comprehensive income (loss)	(18,016)	(5,181)
Treasury shares at cost-1,352,351 in 2008 and 1,314,607 in 2007	(34,190)	(33,156)

TOTAL SHAREHOLDERS’ EQUITY	279,655	281,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,305,735	$2,231,562

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,799	$26,661	$75,256	$78,263
Securities:
Taxable	6,412	5,957	18,794	17,405
Tax-exempt	1,609	1,694	4,787	4,876
Other	554	603	2,095	2,197

TOTAL INTEREST INCOME	33,374	34,915	100,932	102,741

INTEREST EXPENSE:
Deposits	7,378	10,676	25,971	31,265
Short-term borrowings	290	499	857	1,180
Other borrowings	4,602	4,991	14,084	14,525

TOTAL INTEREST EXPENSE	12,270	16,166	40,912	46,970

NET INTEREST INCOME	21,104	18,749	60,020	55,771

Provision for loan losses	2,215	1,575	5,875	4,505

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,889	17,174	54,145	51,266

NON-INTEREST INCOME:
Trust and financial services	981	926	3,090	2,846
Service charges and fees on deposit accounts	3,157	3,062	8,937	8,803
Other service charges and fees	1,640	1,492	4,511	4,259
Securities gains/(losses), net	(6,139)	—	(5,784)	20
Insurance commissions	1,556	1,715	4,752	4,659
Gain on sales of mortgage loans	184	211	594	615
Other	61	429	1,630	2,309

TOTAL NON-INTEREST INCOME	1,440	7,835	17,730	23,511

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,043	9,606	30,501	29,173
Occupancy expense	1,047	1,003	3,084	3,074
Equipment expense	1,185	1,078	3,424	3,245
Other	4,228	4,441	12,148	12,802

TOTAL NON-INTEREST EXPENSE	16,503	16,128	49,157	48,294

INCOME BEFORE INCOME TAXES	3,826	8,881	22,718	26,483

Provision for income taxes	324	2,519	5,123	7,285

NET INCOME	$3,502	$6,362	$17,595	$19,198

PER SHARE DATA
Basic and Diluted	$0.27	$0.48	$1.34	$1.45

Dividends Per Share	—	—	$0.44	$0.43

Weighted average number of shares outstanding (in thousands)	13,099	13,136	13,108	13,195

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, July 1, 2007	$1,806	$68,003	$243,052	$(10,723)	$(32,343)	$269,795

Comprehensive income:
Net income	—	—	6,362	—	—	6,362
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	3,708	—	3,708
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	110	—	110

Total comprehensive income/(loss)						10,180

Treasury stock purchase	—	—	—	—	(1,567)	(1,567)

Balance, September 30, 2007	$1,806	$68,003	$249,414	$(6,905)	$(33,910)	$278,408

Balance, July 1, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

Comprehensive income:
Net income	—	—	3,502	—	—	3,502
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(5,692)	—	(5,692)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	128	—	128

Total comprehensive income/(loss)						(2,062)

Balance, September 30, 2008	$1,806	$68,212	$261,843	$(18,016)	$(34,190)	$279,655

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2008, and 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2007	$1,806	$68,003	$235,967	$(5,494)	$(29,022)	$271,260

Comprehensive income:
Net income	—	—	19,198	—	—	19,198
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(1,951)	—	(1,951)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	540	—	540
Total comprehensive income/(loss)						17,787

Adoption of FIN48	—	—	(86)	—	—	(86)

Cash Dividends, $.43 per share	—	—	(5,665)	—	—	(5,665)
Treasury stock purchase	—	—	—	—	(4,888)	(4,888)

Balance, September 30, 2007	$1,806	$68,003	$249,414	$(6,905)	$(33,910)	$278,408

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	—	—	17,595	—	—	17,595
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(13,219)	—	(13,219)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	384	—	384
Total comprehensive income/(loss)						4,760

Cash Dividends, $.44 per share	—	—	(5,763)	—	—	(5,763)
Treasury stock purchase	—	—	—	—	(1,034)	(1,034)

Balance, September 30, 2008	$1,806	$68,212	$261,843	$(18,016)	$(34,190)	$279,655

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$17,595	$19,198
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(2,083)	(1,941)
Provision for loan losses	5,875	4,505
Securities (gains) losses	5,784	(20)
Gain on sale of other real estate	(41)	(163)
Depreciation and amortization	2,618	2,600
Other, net	(10,008)	(5,497)

NET CASH FROM OPERATING ACTIVITIES	19,740	18,682

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sales of securities available-for-sale	961	2,939
Proceeds from the redemption of restricted stock	2,386	—
Calls, maturities and principal reductions on securities available-for-sale	66,827	67,929
Purchases of securities available-for-sale	(132,249)	(113,680)
Loans made to customers, net of repayment	(56,544)	(41,987)
Proceeds from sales of other real estate owned	1,506	3,400
Net change in federal funds sold	(6,464)	20,712
Additions to premises and equipment	(1,905)	(1,654)

NET CASH FROM INVESTING ACTIVITIES	(125,482)	(62,341)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	(509)	(6,741)
Net change in short-term borrowings	23,930	43,161
Dividends paid	(5,785)	(5,708)
Purchase of treasury stock	(1,034)	(4,888)
Proceeds from other borrowings	283,500	81,000
Repayments on other borrowings	(214,618)	(81,757)

NET CASH FROM FINANCING ACTIVITIES	85,484	25,067

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,258)	(18,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,082	77,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,824	$59,090

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying September 30, 2008 and 2007 consolidated financial statements are unaudited. The December 31, 2007 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2007 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2007 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
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
A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	September 30,	December 31,
	2008	2007
Impaired Loans with related allowance for loan losses calculated under SFAS No. 114	$4,293	$2,203
Impaired Loans with no related allowance for loan losses	1,659	—

	$5,952	$2,203

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3.	Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States Government entity mortgage-backed securities	$345,326	$345,404	$288,742	$289,704
Collateralized Mortgage Obligations	81,339	82,745	76,730	77,174
State and Municipal Obligations	141,701	140,911	142,862	146,515
Corporate Obligations	44,757	21,026	38,010	36,843
Equity Securities	4,847	6,664	4,721	7,784

	$617,970	$596,750	$551,065	$558,020

Gross unrealized losses on investment securities were $28.5 million and $2.8 million as of September 30, 2008 and December 31, 2007. A majority of these losses represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management has the intent and ability to hold these investments for the foreseeable future and believes the value will recover as the securities approach maturity or market rates change. A significant portion of the unrealized losses relates to collateralized debt obligations (CDOs) that were separately evaluated under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.
Based upon a down grade in credit rating during the quarter and an analysis of expected cash flows, we determined that one CDO included in corporate obligations was other-than-temporarily impaired and wrote our investments in that CDO totaling $9 million down to their fair value of $2.9 million (or 31.7% of book value) at September 30, 2008. The impact of this impairment charge to current quarter and year income was $3.7 million, net of tax.

Corporate obligations include four additional investments in CDOs consisting of pooled trust preferred securities in which the issuers are primarily banks. One of these CDOs with a par value of $2.4 million is rated AAA, is not in the scope of EITF 99-20 and is not considered to be other-than-temporarily impaired based on its credit quality. Three of these CDOS, totaling $19.3 million in par value, are rated A1 or A2 and are included in the scope of EITF 99-20. The Company evaluates the CDOS for possible other-than-temporary impairment by comparing original cash flow expectations to a current projection of cash flows, which are developed by considering past and current issuer defaults and deferrals, expected future defaults and the allocation of projected payments to the various note classes. A stress analysis is also performed to determine the maximum future default experience that can occur before impacting the cash flows of the Company’s note class. At September 30, 2008, the EITF 99-20 cash flow projections indicated no adverse change in these CDOs, there had been no change in credit ratings for these CDOs, and the stress analyses continued to indicate that the collateral position is more than sufficient to cover projected future defaults. Therefore, we believe the unrealized losses on these CDOs relate to market conditions and these investments are not considered other-than-temporarily impaired as of September 30, 2008.
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
For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity. The fair value of these securities is computed based upon discounted cash flows estimated using payment, default and recovery assumptions believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.

	September 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Carrying Value
Securities available-for-sale (1)	$2,580	$581,995	$12,175	$596,750

(1)	Carried at fair value prior to the adoption of SFAS 159. The fair value of securities reported using Level 3 inputs include certain investments in bank equities and collateralized debt obligations for which Level 1 and Level 2 inputs are not available.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008.

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Beginning Balance	$33,745
Total gains or losses (realized/unrealized)	(21,306)
Purchase	0
Settlements	(264)
Pay downs and Maturities	0
Transfers into (out of) Level 3	0

Ending Balance	$12,175

Changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008 were approximately $6.1 million.

All impaired loans disclosed in footnote 2 are valued at Level 3 and have a valuation allowance of $2.1 million at September 30, 2008. The impact to the provision for loan losses for the nine months ending September 30, 2008 was $1.3 million. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements.
5.	Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	September 30,	December 31,
	2008	2007
Federal Funds P urchased	$29,558	$3,032
Repurchase Agreements	19,405	22,656
Note P ayable — U.S. Government	2,298	1,643

	$51,261	$27,331

6.	Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	September 30,	December 31,
	2008	2007
FHLB Advances	$403,567	$334,685
City of T erre Haute, Indiana economic development revenue bonds	6,600	6,600

	$410,167	$341,285

7.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$758	$768	$31	$29	$2,273	$2,304	$94	$88
Interest cost	727	693	60	77	2,181	2,080	179	232
Expected return on plan assets	(823)	(911)	—	—	(2,469)	(2,733)	—	—
Amortization of transition obligation	—	—	15	15	—	—	45	45
Net amortization of prior service cost	(5)	(5)	—	—	(14)	(14)	—	—
Net amortization of net (gain) loss	182	116	3	43	547	347	8	129

Net Periodic Benefit Cost	$839	$661	$109	$164	$2,518	$1,984	$326	$494

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $185 thousand to the Post Retirement Health Benefits Plan in 2008. Contributions of $1.725 million have been made through the first nine months of 2008 for the Pension Plan. Contributions of $130 thousand have been made through the first nine months of 2008 for the Post Retirement Health Benefits plan.
8.	Unrecognized Tax Benefits
The unrecognized tax benefits attributable to prior years has been reduced for the nine months ending September 30, 2008 by $345 thousand, including $54 thousand of interest. The reversals relates to a recent U.S. Tax Court decision that confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased and the completion of an Internal Revenue Service audit through the year 2005.
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

On October 10, 2008 the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed include distressed sales, the use of 3rd party pricing information, use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it will apply to September 30, interim and annual financial statements. We have evaluated FSP 157-3 and believe its provisions are consistent with our method of valuing our available-for-sale securities portfolio.
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
10. Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation has determined to not participate in this program at this time. The Corporation is evaluating whether to apply for future participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.
Under the Temporary Liquidity Guarantee Program (the “TLGP”) under a systemic risk exception to the FDIC Act, the FDIC will temporarily (i) guarantee a participating financial institution’s newly issued senior unsecured debt, and (ii) fully guarantee the non-interest bearing deposit transaction accounts held at the institution. A financial institution may choose to opt out of either or both components of the program. The full guarantee of the non-interest bearing deposit transaction accounts began on October 14, 2008, and will, unless a financial institution opts out, expire on December 31, 2009. Financial institutions that do not intend to intend to participate in the TLGP must affirmatively opt out prior to December 5, 2008.
It is not clear at this time what impact the EESA, the CPP, the TLGP, and other programs developed by the Department of the Treasury and the federal bank regulators will have on the financial markets generally and the Corporation specifically.
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

Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2007 Annual Report on Form 10-K. During the current quarter and year, we also believe the determination of other-than-temporary impairment of securities to be a critical accounting policy.
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost; 2) the financial condition and near term prospects of the issuer; and 3) the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
For securities falling under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, such as collateralized mortgage obligations (CMOs) and collateralized debt obligations (CDOs), an other-than-temporary impairment is deemed to have occurred when there is an adverse change in the expected cash flows (principal or interest) to be received and the fair value of the beneficial interest is less than its carrying amount. In determining whether an adverse change in cash flows has occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is to be compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those a “market participant” would use and are discounted at a rate equal to the current effective yield. If an other-than-temporary impairment is recognized as a result of this analysis, the yield is changed to the market rate. The last revised estimated cash flows is then used for future impairment analysis purposes.
Summary of Operating Results
Net income for the three months ended September 30, 2008 was $3.5 million compared to $6.4 million for the same period of 2007. Basic earnings per share decreased to $0.27 for the third quarter of 2008 compared to $0.48 for 2007, a 44.8% decrease. Return on Assets and return on Equity were 0.61% and 4.94% respectively, compared to 1.16%and 9.28% for the three months ended September 30, 2007. During the third quarter of 2008 the Corporation recognized a charge to earnings for an other than temporarily impaired investment security of $6.1 million that reduced earnings by $3.7 million or $0.28 per share after recording the tax effect of the transaction.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $2.4 million in the three months ended September 30, 2008 to $21.1 million from $18.7 million in the same period in 2007. The net interest margin for the first nine months of 2008 is 4.02% compared to 3.89% for the same period of 2007, a 3.34% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the quarter was $1.4 million, a decrease of 81.6% from the $7.8 million for the same period of 2007. For the nine months ended September 30 2008 non-interest income decreased 24.6% or $5.8 million to $17.7 million compared to $23.5 million for the same period of 2007. The decrease was due to the aforementioned other-than-temporary impairment charge. The non-interest income, excluding the charge of $6.1 million for the other than temporarily impaired investment security, would have been $7.5 million and $23.8 million for the three and nine months ended September 30, 2008.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter and nine months ended September 30, 2008 increased by $375 thousand, or 2.3% and $863 thousand or 1.8%, respectively, compared to the same periods in 2007. Income tax expense decreased $2.2 million and the effective tax rate dropped from 27.5% to 22.6% due to non-taxable income being a higher proportion of pre-tax income.

Allowance for Loan Losses
The Corporation’s provision for loan losses increased $640 thousand for the third quarter of 2008 compared to the same period of 2007. Net charge-offs were increased by $511 thousand. The volume of impaired and non-accrual loans both increased. The allowance for loan losses has remained stable at 1.07% of gross loans at December 31, 2007 and September 30, 2008. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2008 and December 31, 2007 follows:

	(000’s)
	September 30,	December 31,
	2008	2007
Non-accrual loans	$12,147	$7,971
Restructured loans	101	50
Accruing loans past due over 90 days	3,326	4,462

	$15,574	$12,483

Ratio of the allowance for loan losses as a percentage of non-performing loans	102%	123%
The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	September 30,	December 31,
	2008	2007
Non-accrual loans
1-4 family residential	$1,624	$2,574
Commercial loans	9,076	3,938
Installment loans	1,447	1,459

	$12,147	$7,971

Past due 90 days or more
1-4 family residential	$660	$1,230
Commercial loans	1,785	2,795
Installment loans	881	437

	$3,326	$4,462

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
The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2008. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.10% over the next 12 months and increase 2.65% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.14% over the next 12 months and decrease 3.15% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.85	-8.49	-11.17
Down 100	-0.14	-3.15	-4.85
Up 100	1.10	2.65	3.43
Up 200	-2.33	1.09	4.62
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $16.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $63.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $26.0 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the third quarter of 2008 to the same period in 2007,loans, including credit card loans held-for-sale, net of unearned discount are up 4.35% or $62.2 million. Deposits are up $33.3 million at September 30, 2008, a 2.2% increase from the balances at the same time in 2007. Shareholders’ equity increased $1.2 million. This financial performance increased book value per share 0.5% to $21.35 at September 30, 2008 from $21.24 at September 30, 2007. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of September 30, 2008, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	September 30, 2008	December 31, 2007

Total risk-based capital
Corporation	17.94%	18.18%
First Financial Bank	17.89%	18.13%

Tier I risk-based capital
Corporation	17.00%	17.22%
First Financial Bank	17.11%	17.33%

Tier I leverage capital
Corporation	12.67%	12.44%
First Financial Bank	12.61%	12.60%

ITEM 4. Controls and Procedures.
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 1A. Risk Factors.
There have been no material changes in the risk factors from those disclosed in the Corporation’s 2007 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	None.

(b)	Not applicable.

(c)	Purchases of Equity Securities.
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. No shares of common stock were purchased by the Corporation during the quarter covered by this report.
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
ITEM 5. Other Information.
(a)	Not applicable.

(b)	Not applicable.

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1
Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 by Principal Executive Officer, dated November 6, 2008.

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 by Principal Financial Officer, dated November 6, 2008.

32.1
Certification, dated November 6, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: November 6, 2008	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: November 6, 2008	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: November 6, 2008	By:	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1
Employment Agreement for Norman L. Lowery, dated April 14, 2008 and effective January 1, 2008, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2008.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2008 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

10.4	2008 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 by Principal Executive Officer, dated November 6, 2008.

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 by Principal Financial Officer, dated November 6, 2008.

32.1
Certification, dated November 6, 2008, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2008.