Form 10-K
period 2008-12-31
FIRST FINANCIAL CORP /IN/
filed 2009-03-13
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1546989
(State of Incorporation)	(I.R.S. Employer Identification Number)

One First Financial Plaza
Terre Haute, Indiana	47807
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
(812) 238-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008 the aggregate market value of the voting stock held by nonaffiliated of the registrant based on the average bid and ask prices of such stock was $388,150,497. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s ESOP.)
Shares of Common Stock outstanding as of March 12, 2009—13,116,630 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 15, 2009 are incorporated by reference into Part III.

Form 10-K Cross-Reference Index

PART I
ITEM 1. BUSINESS
First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation’s business, please refer to the following sections of the 2008 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:
1.	The first 4 paragraphs on page 37.

2.	The first 5 paragraphs of Note 1 to the Consolidated Financial Statements on page 14.
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
The Corporation is qualified as a financial holding company and as such is authorized to engage in, or acquire companies engaged in, a broader range of activities than are permitted for a bank holding company that is not qualified as a financial holding company. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.
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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:
•	independence requirements for audit committee members;
•	independence requirements for company auditors;
•	certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
•	disclosure of off-balance sheet transactions;

•	disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;
•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;
•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
•	the formation of a public accounting oversight board; and
•	various increased criminal penalties for violations of securities laws.
The SEC has been delegated the task of enacting rules to implement various provisions of the Sarbanes-Oxley Act. In addition, each of the national stock exchanges developed corporate governance rules, including rules strengthening director independence requirements for boards, and the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.
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
As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. In addition, under an interim rule, the FDIC may impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment will be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.
Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $250,000 (in effect until December 31, 2009) per depositor subject to aggregation rules. The Bank is also subject to assessment for the Financial Corporation (“FICO”) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank’s cost of funds, and it may not be able to pass these costs on to its customers. During 2007, the FDIC began collecting deposit insurance premiums in arrears. The last payment was made by the Bank on December 30, 2008, for the quarter ended September 30, 2008, in the amount of $22,105.97.
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
The Federal Reserve adopted Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the “Check 21 Act”). To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.

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
Congress, the United States Department of the Treasury (“Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program (the “CPP”). Under the CCP, Treasury will purchase debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Corporation did not opt out of the TAGP but did opt out of the DGP.
On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury’s Capital Purchase Program, which would include the Corporation if it participates the Capital Purchase Program, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate federal regulator.

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
ITEM 1A. RISK FACTORS
Difficult Conditions In The Capital Markets And The Economy Generally May Materially Adversely Affect Our Business And Results Of Operations.
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of EESA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There Can Be No Assurance That Actions Of The U.S. Government, Federal Reserve And Other Governmental And Regulatory Bodies For The Purpose Of Stabilizing The Financial Markets Will Achieve The Intended Effect.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed EESA into law. Pursuant to EESA, the Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions such as the Corporation. There can be no assurance, however, as to the actual impact that EESA, including the Capital Purchase Program and the Treasury’s Troubled Asset Repurchase Program, will have on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
We May Be Required To Pay Significantly Higher Federal Deposit Insurance Corporation (FDIC) Premiums In The Future.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.
On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits. Additionally, on February 27, 2009, the FDIC announced an interim rule imposing a 20 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. The interim rule also allows the FDIC to impose a special emergency assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in FDIC insurance. These higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.
Future Growth Or Operating Results May Require The Corporation To Raise Additional Capital But That Capital May Not Be Available Or It May Be Dilutive.
The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Corporation’s future operating results erode capital or the Corporation elects to expand through loan growth or acquisition it may be required to raise capital. The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. Accordingly, the Corporation cannot be assured of its ability to raise capital when needed or on favorable terms. If the Corporation cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These could negatively impact the Corporation’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

We May Not Be Able To Pay Dividends In The Future In Accordance With Past Practice.
The Corporation has traditionally paid a semi-annual dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.
The Price Of The Corporation’s Common Stock May Be Volatile, Which May Result In Losses For Investors.
General market price declines or market volatility in the future could adversely affect the price of the Corporation’s common stock. In addition, the following factors may cause the market price for shares of the Corporation’s common stock to fluctuate:
•	announcements of developments related to the Corporation’s business;
•	fluctuations in the Corporation’s results of operations;
•	sales or purchases of substantial amounts of the Corporation’s securities in the marketplace;
•	general conditions in the Corporation’s banking niche or the worldwide economy;
•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and
•	the Corporation’s announcement of new acquisitions or other projects.
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
Recent Negative Developments In The Financial Industry And The Credit Markets May Subject Us To Additional Regulation.
As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., a wholly-owned subsidiary (the Bank). The Bank also owns three other facilities in downtown Terre Haute. One is leased, one is available for lease and the third is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee five other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on four of the leases are August 31, 2011, May 31, 2011, February 14, 2011, December 31, 2012. The fifth and sixth leases are on a month-to-month basis. The bank also owns land on which a branch is to be constructed in 2009.
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
The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is August 31, 2009.
Facilities of the Corporation’s subsidiary, Forrest Sherer, Inc., include its main office and one satellite office in Terre Haute, Indiana. The buildings are held in fee by Forrest Sherer, Inc.
ITEM 3 LEGAL PROCEEDINGS
There are no material pending legal proceedings which involve the Corporation or its subsidiaries, other than ordinary routine litigation incidental to its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
See “Market and Dividend Information” on page 48 of the 2008 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of	(d)
	(a)	(b)	Shares Purchased As Part	Maximum Number Of
	Total Number Of	Average Price	Of Publicly Announced	Shares That May Yet Be
	Shares Purchased	Paid Per Share	Plans Or Programs *	Purchased *
October 1 – 31 2008	—	—	N/A	N/A
November 1 – 30, 2008	—	—	N/A	N/A
December 1 – 31, 2008	15,000	28.65	N/A	N/A

Total	15,000	28.65	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
The Corporation contributed 33,015 shares of treasury stock to the ESOP plan in November of 2008.
ITEM 6. SELECTED FINANCIAL DATA
See “Five Year Comparison of Selected Financial Data” on page 9 of the 2008 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
See “Management’s Discussion and Analysis” on pages 36 through 46 of the 2008 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis” on pages 45 and 46 of the 2008 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Consolidated Balance Sheets” on page 10, “Consolidated Statements of Income” on page 11, “Consolidated Statements of Changes in Shareholders Equity” on page 12, “Consolidated Statements of Cash Flows” on page 13, and “Notes to Consolidated Financial Statements” on pages 14-34. “Report of Independent Registered Public Accounting Firm” can be found on page 35 of the 2008 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K. Statistical disclosure by the Corporation includes the following information in the 2008 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:
1.	“Volume/Rate Analysis,” on page 38.

2.	“Securities,” on page 40.

3.	“Loan Portfolio,” on page 41.

4.	“Allowance for Loan Losses,” on pages 42 and 43.

5.	“Nonperforming Loans,” on pages 43.

6.	“Deposits,” on page 44.

7.	“Consolidated Balance Sheet-Average Balances and Interest Rates,” on page 47.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Changes in Internal Controls over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
See “Management’s Report on Internal Control Over Financial Reporting” on page 36 of the 2008 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm” on page 35 of the 2008 Annual Report to Shareholders. That portion of the annual report is incorporated by reference in response to this Item 9A of the Form 10-K.
ITEM 9B. OTHER INFORMATION
The Company established the compensation to be paid to Directors for the year 2009 on December 16, 2008. These amounts are set forth on Exhibit 10.3 to this Form 10-K.
The Company established the compensation to be paid to Named Executive Officers for the year 2009 on December 16, 2008. These amounts are set forth on Exhibit 10.4 to this Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2008 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1)	The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2008 Annual Report to Shareholders of First Financial Corporation attached:
Consolidated Balance Sheets—-December 31, 2008 and 2007
Consolidated Statements of Income—Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007, and 2006
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
10.1
Employment Agreement for Norman L. Lowery, dated April 14, 2008and effective January 1, 2008, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended March 31, 2008

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.3	2009 Schedule of Director Compensation
10.4	2009 Schedule of Named Executive Officer Compensation
10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007
10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007
10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007
13	Annual Report
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
(b)	Exhibits-Exhibits to (a) (3) listed above are attached to this report.

(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation
/s/ Michael A. Carty
Michael A. Carty, Secretary, Treasurer & CFO
(Principal Financial Officer and Principal Accounting Officer)
Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith Donald E. Smith, President and Director	March 12, 2009

/s/ Michael A. Carty Michael A. Carty, Secretary, Treasurer & CFO (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

/s/ W. Curtis Brighton W. Curtis Brighton, Director	March 12, 2009

/s/ B. Guille Cox, Jr. B. Guille Cox, Jr., Director	March 12, 2009

/s/ Thomas T. Dinkel Thomas T. Dinkel, Director	March 12, 2009

/s/ Anton H. George Anton H. George, Director	March 12, 2009

/s/ Gregory L. Gibson Gregory L. Gibson, Director	March 12, 2009

/s/ Norman L. Lowery Norman L. Lowery, Vice Chairman, CEO & Director (Principal Executive Officer)	March 12, 2009

/s/ Ronald K. Rich Ronald K. Rich, Director	March 12, 2009

/s/ Virginia L. Smith Virginia L. Smith, Director	March 12, 2009

/s/ William J. Voges William J. Voges, Director	March 12, 2009

EXHIBIT INDEX

Exhibit
Number	Description
10.3	2009 Schedule of Director Compensation

10.4	2009 Schedule of Named Executive Officers Compensation

13	Annual Report

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer