Form 10-Q
period 2009-03-31
FIRST FINANCIAL CORP /IN/
filed 2009-05-08
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009, the registrant had outstanding 13,116,630 shares of common stock, without par value.

FORM 10-Q

PART I — Financial Information
ITEM 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2009	2008
		(unaudited)
ASSETS
Cash and due from banks	$51,267	$67,298
Federal funds sold and short-term investments	—	9,530
Securities available-for-sale	600,777	596,915
Loans:
Commercial, financial and agricultural	495,701	499,636
Real estate — construction	24,357	26,137
Real estate — mortgage	641,855	628,027
Installment	321,221	302,977
Lease financing	1,777	1,878

	1,484,911	1,458,655
Less:
Unearned Income	(107)	(128)
Allowance for loan losses	(17,029)	(16,280)

	1,467,775	1,442,247

Cedit card loans held-for-sale	—	12,800
Restricted Stock	26,227	26,227
Accrued interest receivable	12,132	13,081
Premises and equipment, net	32,166	32,145
Bank-owned life insurance	62,574	62,107
Goodwill	7,102	7,102
Other intangible assets	1,406	1,512
Other real estate owned	3,397	3,200
Other assets	29,024	28,511

TOTAL ASSETS	$2,293,847	$2,302,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$230,536	$236,249
Interest-bearing:
Certificates of deposit of $100 or more	207,467	211,107
Other interest-bearing deposits	1,143,320	1,116,142

	1,581,323	1,563,498
Short-term borrowings	38,816	21,500
Other borrowings	333,153	385,153
Other liabilities	44,638	45,680

TOTAL LIABILITIES	1,997,930	2,015,831
Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,116,630 in 2009 and 13,116,630 in 2008	1,806	1,806
Additional paid-in capital	68,654	68,654
Retained earnings	267,645	263,115
Accumulated other comprehensive income (loss)	(8,403)	(12,946)
Treasury shares at cost-1,334,336 in 2009 and 1,334,336 in 2008	(33,785)	(33,785)

TOTAL SHAREHOLDERS’ EQUITY	295,917	286,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,293,847	$2,302,675

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,907	$25,776
Securities:
Taxable	6,168	5,997
Tax-exempt	1,641	1,597
Other	470	917

TOTAL INTEREST INCOME	31,186	34,287

INTEREST EXPENSE:
Deposits	6,204	10,217
Short-term borrowings	143	367
Other borrowings	4,376	4,747

TOTAL INTEREST EXPENSE	10,723	15,331

NET INTEREST INCOME	20,463	18,956

Provision for loan losses	2,830	1,925

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,633	17,031

NON-INTEREST INCOME:
Trust and financial services	1,014	1,119
Service charges and fees on deposit accounts	2,497	2,792
Other service charges and fees	1,532	1,394
Securities gains/(losses), net	—	354
Other-than-temporary impairment losses	(2,979)	—
Insurance commissions	1,439	1,559
Gain on sales of mortgage loans	576	225
Other	667	1,206

TOTAL NON-INTEREST INCOME	4,746	8,649

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,180	10,333
Occupancy expense	1,092	1,049
Equipment expense	1,121	1,113
Other	4,304	3,929

TOTAL NON-INTEREST EXPENSE	16,697	16,424

INCOME BEFORE INCOME TAXES	5,682	9,256

Provision for income taxes	1,152	2,306

NET INCOME	$4,530	$6,950

PER SHARE DATA
Basic and Diluted Earnings per Share	$0.35	$0.53

Weighted average number of shares outstanding (in thousands)	13,117	13,123

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2009, and 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	—	—	6,950	—	—	6,950
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,345	—	5,345
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	128	—	128
Total comprehensive income/(loss)						12,423

Treasury stock purchase	—	—	—	—	(887)	(887)

Balance, March 31, 2008	$1,806	$68,212	$256,961	$292	$(34,043)	$293,228

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Comprehensive income:
Net income	—	—	4,530	—	—	4,530
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	4,452	—	4,452
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	91	—	91
Total comprehensive income/(loss)						9,073

Treasury stock purchase	—	—	—	—	—	—

Balance, March 31, 2009	$1,806	$68,654	$267,645	$(8,403)	$(33,785)	$295,917

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$4,530	$6,950
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(788)	(680)
Provision for loan losses	2,830	1,925
Securities (gains) losses	2,979	(354)
Gain on sale of other real estate	(63)	(55)
Depreciation and amortization	910	850
Other, net	1,952	2,616

NET CASH FROM OPERATING ACTIVITIES	12,350	11,252

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	0	354
Proceeds from sales of restricted stock	0	2,387
Calls, maturities and principal reductions on securities available-for-sale	25,848	26,048
Purchases of securities available-for-sale	(24,481)	(69,139)
Loans made to customers, net of repayment	(16,182)	14,197
Proceeds from sales of other real estate owned	490	566
Net change in federal funds sold	9,530	(37,456)
Additions to premises and equipment	(825)	(307)

NET CASH FROM INVESTING ACTIVITIES	(5,620)	(63,350)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	17,825	62,929
Net change in short-term borrowings	17,316	(1,315)
Dividends paid	(5,902)	(5,785)
Purchase of treasury stock	0	(887)
Proceeds from other borrowings	20,000
Repayments on other borrowings	(72,000)	(5,000)

NET CASH FROM FINANCING ACTIVITIES	(22,761)	49,942

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,031)	(2,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,298	70,082

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,267	$67,926

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying March 31, 2009 and 2008 consolidated financial statements are unaudited. The December 31, 2008 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2008 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting procedures for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2008 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K.
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
2. Allowance for Loan Losses
Activity for the three months ended March 31, 2009 and 2008 in the allowance for loan losses is as follows.

	March 31,
	2009	2008
Balance at beginning of quarter	$16,280	$15,351
Provision for loan losses	2,830	1,925
Recoveries of loans previously charged off	608	628
Loans charged off	(2,689)	(2,461)

Balance at end of quarter	$17,029	$15,443

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	March 31,	December 31,
	2009	2008
Impaired Loans with related allowance for loan losses calculated under SFAS No. 114	$17,462	$16,959
Impaired Loans with no related allowance for loan losses	—	—

	$17,462	$16,959

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States Government entity mortgage-backed securities	$354,727	$368,567	$354,456	$365,631
Collateralized Mortgage Obligations	66,914	68,874	68,838	70,227
State and Municipal Obligations	144,339	148,238	143,224	143,841
Corporate Obligations	28,555	9,351	31,586	10,633
Equity Securities	5,659	5,747	5,649	6,583

	$600,194	$600,777	$603,753	$596,915

Gross unrealized losses on investment securities were $21.7 million as of March 31, 2009 and $23.9 million as of December 31, 2008. A majority of these losses represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management has the intent and ability to hold these investments for the foreseeable future and believes the value will recover as the securities approach maturity or market rates change. A significant portion of the unrealized losses relates to collateralized debt obligations (CDOs) that were separately evaluated under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.

Based upon a down grade in credit rating during the quarter and an analysis of expected cash flows, we determined that two CDO’s included in corporate obligations were other-than-temporarily impaired and wrote our investments in those CDO’s totaling $3.2 million down to their fair value of $198 thousand (or 6.3% of par value) at March 31, 2009. The impact of this impairment charge to current quarter and year income was $1.8 million, net of tax.
Corporate obligations include three additional investments in CDOs consisting of pooled trust preferred securities in which the issuers are primarily banks. One of these CDOs with a par value of $2.3 million is rated BAA1, is not in the scope of EITF 99-20 and is not considered to be other-than-temporarily impaired based on its credit quality. Two of these CDOS, totaling $19.0 million in par value and $2.3 million in market value, are rated CA and are included in the scope of EITF 99-20. The Company evaluates the CDOS for possible other-than-temporary impairment by comparing original cash flow expectations to a current projection of cash flows, which are developed by considering past and current issuer defaults and deferrals, expected future defaults and the allocation of projected payments to the various note classes. A stress analysis is also performed to determine the maximum future default experience that can occur before impacting the cash flows of the Company’s note class. At March 31, 2009, the EITF 99-20 cash flow projections indicated no adverse change in these CDOs and the stress analyses continued to indicate that the collateral position is more than sufficient to cover projected future defaults. Therefore, we believe the unrealized losses on these CDOs relate to market conditions and these investments are not considered other-than-temporarily impaired as of March 31, 2009.
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

	Fair Value Measurements Using
	March 31,	December 31,
	2009	2008
Securities available-for-sale (1)
Level 1	$2,015	$2,827
Level 2	591,601	586,094
Level 3	7,161	7,994

Carrying Value	$600,777	$596,915

(1)	The fair value of securities reported using Level 3 inputs include certain investments in bank equities and collateralized debt obligations for which Level 1 and Level 2 inputs are not available.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2009 and 2008.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	March 31,	March 31
	2009	2008
Beginning Balance	$7,994	$33,745
Total gains or losses (realized/unrealized)	(781)	(1,674)
Purchase	—	—
Settlements	—	—
Paydowns and Maturities	(52)	(238)
Transfers into Level 3	—	—

Ending Balance	$7,161	$31,833

Changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2009 for Level 3 assets and liabilities that are still held at March 31, 2009 were approximately $3.0 million.
All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $12.4 million, net of a valuation allowance of $5.1 million at March 31, 2009. The impact to the provision for loan losses for the three months ending March 31, 2009 was $945 thousand. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements.
5. Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2009	2008

Federal Funds Purchased	$15,627	$1,111
Repurchase Agreements	20,071	19,405
Note Payable — U.S. Government	3,118	984

	$38,816	$21,500

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2009	2008

FHLB Advances	$326,553	$378,553
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$333,153	$385,153

7. Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000’s)
			Post-Retirement
	Pension Benefits		Health Benefits
	2009	2008	2009	2008
Service cost	$768	$758	$27	$31
Interest cost	693	727	60	60
Expected return on plan assets	(910)	(823)	—	—
Amortization of transition obligation	—	—	15	15
Net amortization of prior service cost	(5)	(5)	—	—
Net amortization of net (gain) loss	116	182	0	3

Net Periodic Benefit Cost	$662	$839	$102	$109

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $175,000 to the Post Retirement Health Benefits Plan in 2009. Contributions of $46,782 have been made through the first quarter of 2009 for the Post Retirement Health Benefits plan.
8. New accounting standards
FAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material. In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption has been deemed unnecessary and the impact of adoption is not expected to be material.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Corporation’s statements of income and condition.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Corporation’s statements of income and condition.

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk
The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2008.
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.
Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill. See further discussion of these critical accounting policies in the 2008 Annual Report on Form 10-K.
Summary of Operating Results
Net income for the three months ended March 31, 2009 was $4.53 million compared to $6.95 million for the same period of 2008. Basic earnings per share decreased to $0.35 for the first quarter of 2009 compared to $0.53 for 2008. Return on Assets and return on Equity were 0.79% and 6.17% respectively, compared to 1.23%and 9.62% for the three months ended March 31, 2008.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased to $20.5 million in the first three months of 2009 from $19.0 million in the same period in 2008, an 8.0% increase. The net interest margin increased to 4.03% in 2009 from 3.85% in 2008, a 4.7% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the quarter was $4.7 million compared to $8.6 million for the first quarter of 2008. The decrease was largely due to the aforementioned other-than-temporary impairment charge. The Corporation chose to fully recognize the losses related to certain collateralized debit obligations (CDO’s). The Corporation did not choose early adoption of the Financial Accounting Standards Board’s revised pronouncements and staff positions because of the confusing e income statement presentation which would have reflected losses on the above mentioned CDO’s in excess of the cost. Non-interest income was also less due to the recognition of a gain on VISA stock included in the first three months of 2008.

Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended March 31, 2009 compared to the same period in 2008 increased by $274 thousand or 1.7%. FDIC insurance increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase in 2009 is due to an overall increase in the assessment by the FDIC effective January 1, 2009. Insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only. The first quarter 2009 final assessment rate will not be finalized by the FDIC until the end of June 2009. All expense recorded is an estimate of the actual assessment rate. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. In addition, under an interim rule, the FDIC proposes to impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment would be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.
Income tax expense for the quarter of $1.1 million was 50% less than the first quarter of 2008 as income before tax was less and the effective tax rate decreased from 24.9% to 20.3% as tax exempt income was a higher proportion of total income for the quarter.
Allowance for Loan Losses
The Corporation’s provision for loan losses increased $905 thousand for the first three months of 2009 compared to the same period of 2008. Net charge-offs for the first three months of 2009 were higher by $248 thousand and the volume of impaired and non-performing loans both increased. The allowance for loan losses has increased from 1.11% of gross loans, or $16.3 million at December 31, 2008 to 1.15% of gross loans, or $17.0 million at March 31, 2009. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. At December 31, 2008 there were a significant volume of loans that were identified as impaired that were not initially put on non-accrual. These loans were put on non-accrual in the first quarter of 2009. A summary of non-performing loans at March 31, 2009 and December 31, 2008 follows:

	(000’s)
	March 31,	December 31,
	2009	2008
Non-accrual loans	$24,183	$12,486
Restructured loans	97	98
Accruing loans past due over 90 days	5,173	3,624

	$29,453	$16,208

Ratio of the allowance for loan losses as a percentage of non-performing loans	58%	100%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	March 31,	December 31,
	2009	2008
Non-accrual loans
1-4 family residential	$2,348	$1,835
Commercial loans	20,310	9,210
Installment loans	1,525	1,441

	$24,183	$12,486

Past due 90 days or more
1-4 family residential	$1,036	$1,495
Commercial loans	3,740	1,582
Installment loans	397	547

	$5,173	$3,624

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
The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2009. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 0.21% over the next 12 months and increase 1.84% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 2.12% over the next 12 months and increase 2.09% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	2.83%	2.80%	2.76%
Down 100	2.12	2.09	2.06
Up 100	0.21	1.84	4.06
Up 200	-0.62	2.46	7.04
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.9 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $185.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $33.9 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first quarter of 2009 to the same period in 2008, net loans are up 4.1% or $57.5 million. Deposits are down $11.3 million at March 31, 2009, a 0.7% decrease from the balances at the same time in 2008 primarily from reduced public funds deposits. The investment portfolio and federal funds sold declined by $51.6 million. Shareholders’ equity increased $2.7 million. The financial performance increased book value per share 0.8% to $22.56 at March 31, 2009 from $22.38 at March 31, 2008. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of March 31, 2009, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	March 31, 2009	December 31, 2008	To Be Well Capitalized

Total risk-based capital
Corporation	17.78%	17.32%	N/A
First Financial Bank	17.54%	17.11%	10.00%

Tier I risk-based capital
Corporation	16.81%	16.40%	N/A
First Financial Bank	16.72%	16.34%	6.00%

Tier I leverage capital
Corporation	12.89%	12.72%	N/A
First Financial Bank	12.79%	12.64%	5.00%

ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — Other Information
ITEM 1. Legal Proceedings
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
ITEM 1 A. Risk Factors
There have been no material changes in the risk factors from those disclosed in the Corporation’s 2008 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) Purchases of Equity Securities
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. There were no shares purchased by the Corporation during the quarter covered by this report. The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
ITEM 3. Defaults upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 by Principal Executive Officer, dated May 8, 2009

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 by Principal Financial Officer, dated May 8, 2009.

32.1
Certification, dated May 8, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: May 8, 2009	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 8, 2009	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: May 8, 2009	By:	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

EXHIBIT INDEX

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.1	Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 by Principal Executive Officer, dated May 8, 2008

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 by Principal Financial Officer, dated May 8, 2008.

32.1
Certification, dated May 8, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2009.