Form 10-Q
period 2009-06-30
FIRST FINANCIAL CORP /IN/
filed 2009-08-10
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
As of July 31, 2009, the registrant had outstanding 13,116,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$54,664	$67,298
Federal funds sold and short-term investments	5,500	9,530
Securities available-for-sale	587,454	596,915
Loans:
Commercial, financial and agricultural	513,436	499,636
Real estate — construction	25,118	26,137
Real estate — mortgage	667,893	628,027
Installment	324,788	302,977
Lease financing	2,000	1,878

	1,533,235	1,458,655
Less:
Unearned Income	(87)	(128)
Allowance for loan losses	(17,037)	(16,280)

	1,516,111	1,442,247

Credit card loans held-for-sale	11,924	12,800
Restricted Stock	26,227	26,227
Accrued interest receivable	11,907	13,081
Premises and equipment, net	31,728	32,145
Bank-owned life insurance	63,029	62,107
Goodwill	7,102	7,102
Other intangible assets	1,300	1,512
Other real estate owned	2,920	3,200
Other assets	31,987	28,511

TOTAL ASSETS	$2,351,853	$2,302,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$235,431	$236,249
Interest-bearing:
Certificates of deposit of $100 or more	206,935	211,107
Other interest-bearing deposits	1,142,260	1,116,142

	1,584,626	1,563,498
Short-term borrowings	95,569	21,500
Other borrowings	332,824	385,153
Other liabilities	46,177	45,680

TOTAL LIABILITIES	2,059,196	2,015,831
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,116,630 in 2009 and 13,098,615 in 2008	1,806	1,806
Additional paid-in capital	68,654	68,654
Retained earnings	269,696	263,115
Accumulated other comprehensive income (loss)	(13,714)	(12,946)
Treasury shares at cost-1,334,336 in 2009 and 1,352,351 in 2008	(33,785)	(33,785)

TOTAL SHAREHOLDERS’ EQUITY	292,657	286,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,351,853	$2,302,675

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,730	$24,681	$45,637	$50,457
Securities:
Taxable	5,819	6,385	11,987	12,382
Tax-exempt	1,648	1,581	3,289	3,178
Other	461	624	931	1541

TOTAL INTEREST INCOME	30,658	33,271	61,844	67,558

INTEREST EXPENSE:
Deposits	5,573	8,376	11,777	18,593
Short-term borrowings	137	200	280	567
Other borrowings	4,372	4,735	8,748	9,482

TOTAL INTEREST EXPENSE	10,082	13,311	20,805	28,642

NET INTEREST INCOME	20,576	19,960	41,039	38,916

Provision for loan losses	2,860	1,735	5,690	3,660

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,716	18,225	35,349	35,256

NON-INTEREST INCOME:
Trust and financial services	932	990	1,946	2,109
Service charges and fees on deposit accounts	2,767	2,988	5,264	5,780
Other service charges and fees	1,652	1,477	3,184	2,871
Securities gains/(losses), net	2	1	2	355
Insurance commissions	1,577	1,637	3,016	3,196
Gain on sales of mortgage loans	608	185	1184	410
Other	177	363	844	1,569

TOTAL NON-INTEREST INCOME	7,715	7,641	15,440	16,290

OTHER THAN TEMPORARY IMPAIRMENT
Total Impairment Losses	(22,532)	—	(25,511)	—
Loss recognized in other comprehensive loss	20,946	—	20,946	—

Net impairment loss recognized in earnings	(1,586)	—	(4,565)	—

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,014	10,125	20,194	20,458
Occupancy expense	1,027	988	2,119	2,037
Equipment expense	1,109	1,126	2,230	2,239
FDIC Expense	1,601	55	1,907	99
Other	4,251	3,936	8,249	7,821

TOTAL NON-INTEREST EXPENSE	18,002	16,230	34,699	32,654

INCOME BEFORE INCOME TAXES	5,843	9,636	11,525	18,892

Provision for income taxes	1,222	2,493	2,374	4,799

NET INCOME	$4,621	$7,143	$9,151	$14,093

PER SHARE DATA
Basic and Diluted	$0.35	$0.55	$0.70	$1.07

Dividends Per Share	$0.45	$0.44	$0.45	$0.44

Weighted average number of shares outstanding (in thousands)	13,117	13,102	13,117	13,112

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2009, and 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, April 1, 2009	$1,806	$68,654	$267,645	$(8,403)	$(33,785)	$295,917

Comprehensive income:
Net income	—	—	4,621	—	—	4,621
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(2,069)	—	(2,069)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	91	—	91

Total comprehensive income/(loss)						2,643

Cumulative Effect of change in accounting principle, adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax	—	—	3,333	(3,333)	—	—

Cash Dividends, $.45 per share	—	—	(5,903)	—	—	(5,903)

Balance, June 30, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

Balance, April 1, 2008	$1,806	$68,212	$256,961	$292	$(34,043)	$293,228

Comprehensive income:
Net income	—	—	7,143	—	—	7,143
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(12,872)	—	(12,872)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	128	—	128

Total comprehensive income/(loss)						(5,601)

Cash Dividends, $.44 per share	—	—	(5,763)	—	—	(5,763)
Treasury stock purchase	—	—	—	—	(147)	(147)

Balance, June 30, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2009, and 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Comprehensive income:
Net income	—	—	9,151	—	—	9,151
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	2,383	—	2,383
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	182	—	182

Total comprehensive income/(loss)						11,716

Cumulative Effect of change in accounting principle, adoption of FSP SFAS 115-2 and SFAS 124-2, net of tax	—	—	3,333	(3,333)	—	—

Cash Dividends, $.45 per share	—	—	(5,903)	—	—	(5,903)

Balance, June 30, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	—	—	14,093	—	—	14,093
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(7,527)	—	(7,527)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	256	—	256

Total comprehensive income/(loss)						6,822

Cash Dividends, $.44 per share	—	—	(5,763)	—	—	(5,763)
Treasury stock purchase	—	—	—	—	(1,034)	(1,034)

Balance, June 30, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$9,151	$14,093
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(1,501)	(1,390)
Provision for loan losses	5,690	3,660
Securities (gains) losses	4,563	(355)
(Gain) loss on sale of other real estate	36	(57)
Depreciation and amortization	1,821	1,715
Other, net	(5,281)	1,892

NET CASH FROM OPERATING ACTIVITIES	14,479	19,558

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	—	355
Proceeds from sales of restricted stock	—	2,386
Calls, maturities and principal reductions on securities available-for-sale	58,507	48,722
Purchases of securities available-for-sale	(46,989)	(108,399)
Loans made to customers, net of repayment	(79,917)	(21,722)
Proceeds from sales of other real estate owned	1,483	1,009
Net change in federal funds sold	4,030	(144)
Additions to premises and equipment	(1,192)	(1,411)

NET CASH FROM INVESTING ACTIVITIES	(64,078)	(79,204)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	21,128	81,114
Net change in short-term borrowings	74,069	1,530
Dividends paid	(5,903)	(5,785)
Purchase of treasury stock	—	(1,034)
Proceeds from other borrowings	70,000	56,000
Repayments on other borrowings	(122,329)	(61,452)

NET CASH FROM FINANCING ACTIVITIES	36,965	70,373

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,634)	10,727
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,298	70,082

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,664	$80,809

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying June 30, 2009 and 2008 consolidated financial statements are unaudited. The December 31, 2008 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2008 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2008 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2008.
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
2. Allowance for Loan Losses
The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	June 30,
(Dollar amounts in thousands)	2009	2008

Balance at beginning of year	$16,280	$15,351
Provision for loan losses	5,690	3,660
Recoveries of loans previously charged off	1,087	1,441
Loans charged off	(6,020)	(4,899)

BALANCE AT END OF PERIOD	$17,037	$15,553

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Large groups of smaller balance homogeneous loans, such as consumer, residential real estate and even some commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	June 30,	December 31,
	2009	2008
Impaired Loans with related allowance for loan losses calculated under SFAS No. 114	$20,690	$16,959
Impaired Loans with no related allowance for loan losses	1,350	—

	$22,040	$16,959

Amount of allowance allocated to impaired loans	$3,898	$4,735
Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

		(000’s)
		June 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
United States Government entity mortgage-backed securities	$149	$3	$0	$152
Mortgage Backed Securities — Residential	346,978	11,562	286	358,254
Collateralized Mortgage Obligations	64,974	2,150	0	67,124
State and Municipal Obligations	145,193	3,061	1,766	146,488
Collateralized Debt Obligations	25,518	0	22,562	2,956
Other Securities	7,005	0	576	6,429
Equity Securities	5,662	1,790	1,401	6,051

	$595,479	$18,566	$26,591	$587,454

		(000’s)
		December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
United States Government entity mortgage-backed securities	$148	$6	$0	$154
Mortgage Backed Securities — Residential	354,308	11,179	10	365,477
Collateralized Mortgage Obligations	68,838	1,389	—	70,227
State and Municipal Obligations	143,224	2,439	1,822	143,841
Collateralized Debt Obligations	22,177	—	20,341	1,836
Other Securities	9,409	—	612	8,797
Equity Securities	5,649	2,097	1,163	6,583

	$603,753	$17,110	$23,948	$596,915

Contractual maturities of debt securities at June 30, 2009 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities, are shown separately.

	June 30, 2009
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$10,820	$10,928
Due after one but within five years	45,610	46,493
Due after five but within ten years	39,416	40,148
Due after ten years	146,844	125,428

	242,690	222,997
Mortgage-backed securities and equities	352,789	364,457

TOTAL	$595,479	$587,454

There were no gains or losses realized by the Corporation on investment sales for the six months ended June 30, 2009 or during the year ended December 31, 2008.
The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

			June 30, 2009
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$15,221	$(214)	$7	$0	$15,228	$(214)
Collateralized mortgage obligations	5,569	(70)	110	(3)	$5,679	$(73)
State and municipal obligations	45,287	(1,292)	4,963	(473)	$50,250	$(1,765)
Collateralized Debt Obligations			2,956	(22,562)	$2,956	$(22,562)
Other Securities	0		6,429	(576)	$6,429	$(576)
Equities	373	(92)	1,500	(1,309)	$1,873	$(1,401)

Total temporarily impaired securities	$66,450	$(1,668)	$15,965	$(24,923)	$82,415	$(26,591)

			December 31, 2008
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$1,735	$(7)	$84	$(3)	$1,819	$(10)
State and municipal obligations	51,011	(1,797)	321	(25)	51,332	(1,822)
Collateralized Debt Obligations			4,239	(20,341)	4,239	(20,341)
Other Securities	6,394	(612)			6,394	(612)
Equities	1,668	(1,163)	0	0	1,668	(1,163)

Total temporarily impaired securities	$60,808	$(3,579)	$4,644	$(20,369)	$65,452	$(23,948)

Gross unrealized losses on investment securities were $26.6 million as of June 30, 2009 and $23.9 million as of December 31, 2008. A majority of these losses represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Unrealized losses on equity securities relate to investments in bank stocks held at the holding company. Bank stock values have been negatively impacted by the current economic environment and market pessism. The largest part of this unrealized loss ($991 or 71%) relates to the Corporations ownership of stock in Fifth Third Corporation. The stock price of this issuer has improved since last quarter and supports that the decline in value in temporary. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery. A significant portion of this relates to collateralized debt obligations that were separately evaluated under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that three CDO’s included in corporate obligations were other-than-temporarily impaired and wrote our investments in those CDO’s totaling $24.45 million down to their present value of expected cash flows through earnings of $22.86 million at June 30, 2009 to properly reflect credit losses associated those CDO’s. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.
Corporate obligations include two additional investments in CDOs consisting of pooled trust preferred securities in which the issuers are primarily banks. One of these CDOs with a par value of $2.3 million is rated BAA1, is not in the scope of EITF 99-20 and is not considered to be other-than-temporarily impaired based on its credit quality. The other CDO, totaling $305 thousand in book value and $60.7 thousand in market value, is rated Caa1 and is included in the scope of EITF 99-20. At June 30, 2009, the EITF 99-20 cash flow projections indicated no adverse change in this CDO and the stress analyses continued to indicate that the collateral position is more than sufficient to cover projected future defaults. Therefore, we believe the unrealized losses on this CDO relate to market conditions and this investment is not considered other-than-temporarily impaired as of June 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Beginning balance, April 1, 2009	$2,979
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	1,192
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	394

Ending balance, June 30, 2009	$4,565

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

	(000’s)
	Fair Value Measurements Using
	June 30,	December 31,
	2009	2008
Securities available-for-sale (1)
Level 1	$2,329	$2,827
Level 2	578,846	586,094
Level 3	6,679	7,994

Carrying Value	$587,854	$596,915

(1)	The fair value of securities reported using Level 1 inputs include U.S. Treasuries for which quoted market prices for identical assets are readily available, and Level 3 inputs include certain investments in bank equities and collateralized debt obligations for which Level 1 and Level 2 inputs are not available.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008.

		(000’s)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning Balance	$7,161	$31,833	$7,994	$33,745
Total gains or losses (realized/unrealized)	(482)	(3,427)	(1,263)	(5,101)
Purchase	—	—	—	—
Settlements	—	—	—	—
Paydowns and Maturities	—	—	(52)	(238)
Transfers into Level 3	—	—	—	—

Ending Balance	$6,679	$28,406	$6,679	$28,406

Changes in unrealized gains and losses recorded in earnings for the six months ended June 30, 2009 for Level 3 assets and liabilities that are still held at June 30, 2009 were approximately $4.6 million.
All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $18.1 million, net of a valuation allowance of $3.9 million at June 30, 2009. At December 31, 2008 impaired loans valued at Level 3 were carried at a fair value of $12.2 million, net of a valuation allowance of $4.7 million The impact to the provision for loan losses was $2.2 million for the six months ended June 30, 2009, and was $3.7 million for the year ended December 31, 2008. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements.
In accordance with FSP FAS 107-1, the carrying amounts and estimated fair value of financial instruments at June 30, 2009 and December 31, 2008, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.
The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks $	54,664	54,664	67,298	67,298
Federal funds sold	5,500	5,500	9,530	9,530
Securities available—for—sale	587,454	587,454	596,915	596,915
Loans, net *	1,528,035	1,536,457	1,455,047	1,457,842
Accrued interest receivable	11,907	11,907	13,081	13,081
Deposits	(1,584,626)	(1,574,121)	(1,563,498)	(1,554,912)
Short—term borrowings	(95,569)	(95,569)	(21,500)	(21,500)
Federal Home Loan Bank advances	(326,224)	(344,101)	(378,553)	(390,296)
Other borrowings	(6,600)	(6,600)	(6,600)	(6,600)
Accrued interest payable	(3,035)	(3,035)	(3,871)	(3,871)

*	includes credit card loans held for sale

5. Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	June 30,	December 31,
	2009	2008

Federal Funds Purchased	$72,764	$1,111
Repurchase Agreements	19,923	19,405
Note Payable — U.S. Government	2,882	984

	$95,569	$21,500

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	June 30,	December 31,
	2009	2008

FHLB Advances	$326,224	$378,553
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$332,824	$385,153

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$768	$758	$27	$31	$1,536	$1,515	$55	$62
Interest cost	693	727	60	60	1,387	1,454	120	119
Expected return on plan assets	(911)	(823)	—	—	(1,822)	(1,646)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Net amortization of prior service cost	(5)	(5)	—	—	(9)	(9)	—	—
Net amortization of net (gain) loss	116	182	0	3	231	365	0	6

Net Periodic Benefit Cost	$661	$839	$102	$109	$1,323	$1,679	$205	$217

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $175,000 to the Post Retirement Health Benefits Plan in 2009. Contributions of $400 thousand have been made through the first six months of 2009 for the Pension Plan. Contributions of $111 thousand have been made through the second quarter of 2009 for the Post Retirement Health Benefits plan.
8. New accounting standards
FAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009 and did not have a material impact.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009, and additional disclosures have been included.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. As a result, some losses on securities that were recognized through earnings in prior periods were added back to retained earnings at the beginning of the period to reflect only credit losses associated with these investments and to account for the remaining OTTI as adjustments through other comprehensive income. The effects of adoption and required disclosures can be found in Footnote 3.
In May 2009, the FASB issued Statement No. 165 — Subsequent Events. FAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. These financial statements consider events that occurred through August 7, 2009, the date the financial statements were issued.
9. Subsequent Events
On July 2, 2009 the Corporation assumed the deposits and acquired most of the assets of the First National Bank of Danville in Vermilion County, Illinois from the Federal Deposit Insurance Corporation (FDIC) under a “Whole Bank and Loss Share” purchase and assumption agreement. Under the agreement approximately $144 million of deposits and $133 million of assets, including $90 million of loan were transferred to First Financial for consideration including a premium for the deposits in the amount of $7.6 million and a discount on the assets of $9.6 million. The FDIC transferred cash to the corporation for the difference between the assets purchased and the liabilities assumed net of the premium and discount. Under SFAS 141-R, the assets and liabilities will be appraised and marked to market as of the purchase date for future filings.
ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk
The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2008 filed as an exhibit to the Corporation’s 10-K filed for the fiscal year ended December 31, 2008.
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
Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2008 Annual Report on Form 10-K.

Summary of Operating Results
Net income for the three and six months ended June 30, 2009 was $4.62 and $9.15 million respectively compared to $7.14 and $14.09 million for the same period of 2008. Basic earnings per share decreased to $0.35 for the second quarter of 2009 compared to $0.55 for same period of 2008. Return on Assets and Return on Equity were 0.79% and 6.19% respectively, compared to 1.26%and 9.74% for the three months ended June 30, 2008.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $616 thousand in the three months ended June 30, 2009 to $20.6 million from $19.7 million in the same period in 2008. The net interest margin for the first six months of 2009 is 4.02% compared to 3.93% for the same period of 2008, a 2.3% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the three months ended June 30, 2009 was $7.7 million compared to the $7.6 million for the same period of 2008. Deposit fees were down $221 thousand in the second quarter of 2009 compared to the same period of 2008. Mortgage loan sales for the Corporation as a result of the lower interest rate environment has produced gains on sale of mortage loans of $608 thousand, an increase of $423 thousand in the second quarter of 2009 compared to the same period of 2008. OTTI of $1.6 million was recorded in the second quarter of 2009 and $4.6 milllion was recorded for the six months ended June 30, 2009. This compares to none recorded in the three or six months ended June 30, 2009. Further discussion on OTTI is included in Note 3.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended June 30, 2009 increased by $1.8 million compared to the same periods in 2008 almost entirely due to the FDIC special assessment of 5 basis points of First Financial Bank’s total assets less it’s Tier 1 capital imposed at the end of the quarter. Personnel and equipment expense declined slightly during the quarter compared to the three months ended June 30, 2008.
Allowance for Loan Losses
The Corporation’s provision for loan losses increased $1.13 million for the second quarter of 2009 compared to the same period of 2008. The provision was $5.74 million for the six months ended June 30, 2009, $2.03 million higher than the same period of 2008, while net charge-offs for the same periods increased by $1.48 million. The volume of impaired and non-accrual loans both increased reflecting management’s conservative approach to the recognition of problem credits. The specific allocation of probable losses for these credits increased by $2.2 million while the historical allocation of the allowance for the remaining portfolio, adjusted for factors management believes reflect the current economic cycle, decreased by $741 thousand The allowance for loan losses has remained stable at 1.12% of gross loans, or $16.3 million at December 31, 2008 to 1.11% of gross loans, or $17.0 million at June 30, 2009. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2009 and December 31, 2008 follows:

	(000’s)
	June 30,	December 31,
	2009	2008
Non-accrual loans	$31,114	$12,486
Restructured loans	94	98
Accruing loans past due over 90 days	5,426	3,624

	$36,634	$16,208

Ratio of the allowance for loan losses as a percentage of non-performing loans	47%	100%

The following loan categories comprise significant components of the nonperforming loans:

	June 30,	December 31,
	2009	2008
Non-accrual loans
1-4 family residential	$3,054	$1,835
Commercial loans	26,290	9,210
Installment loans	1,770	1,441

	$31,114	$12,486

Past due 90 days or more
1-4 family residential	$847	$1,495
Commercial loans	4,092	1,582
Installment loans	487	547

	$5,426	$3,624

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
The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2009. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.27% over the next 12 months and increase 1.99% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.07% over the next 12 months and increase 0.27% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	0.12%	0.43%	0.70%
Down 100	0.07	0.27	0.44
Up 100	1.27	1.99	4.00
Up 200	2.02	2.83	6.64
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $11.4 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $144.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $23.3 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the second quarter of 2009 to the same period in 2008, loans, including credit card loans held-for-sale, net of unearned discount are up 5.85% or $85.4 million. Deposits are down $26.2 million at June 30, 2009, a 1.6% decrease from the balances at the same time in 2008. Shareholders’ equity increased $10.9 million. This financial performance increased book value per share 3.9% to $22.31 at June 30, 2009 from $21.51 at June 30, 2008. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of June 30, 2009, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2009	December 31, 2008	To Be Well Capitalized

Total risk-based capital
Corporation	17.05%	17.32%	N/A
First Financial Bank	16.78%	17.11%	10.00%

Tier I risk-based capital
Corporation	16.13%	16.40%	N/A
First Financial Bank	16.00%	16.34%	6.00%

Tier I leverage capital
Corporation	12.84%	12.72%	N/A
First Financial Bank	12.71%	12.64%	5.00%
ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the shareholders of the Corporation was held on April 15, 2009.
(b)	The following were elected Directors of the Corporation for a three year term as follows:

	Votes for	Votes Against	Abstentions
Thomas T. Dinkel	10,348,741	93,050	108,781
Norman L. Lowery	9,299,778	1,142,013	108,781
William J. Voges	10,357,935	83,856	108,781
The following individual’s terms as directors continued after the meeting: B. Guille Cox, Jr., Anton H. George, Gregory Gibson, Virginia L. Smith, W. Curtis Brighton, Ronald K. Rich, and William R. Krieble.
(c)	At the annual meeting, the items for consideration were the election of the four directors and to ratify the appointment of Crowe Horwath LLP as the independent registered public accounting firm of the Corporation for the fiscal year ending December 31, 2009. The votes to ratify appointment of Crowe Horwath LLP were 10,435,883 voted for, 18,684 votes against and 168,360 vote abstentions. The vote tabulations for the election of such Directors is set forth above.
(d)	Not applicable.
ITEM 5. Other Information.
Not applicable.
ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1
Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2009.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 by Principal Executive Officer, dated August 7, 2009.

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 by Principal Financial Officer, dated August 7, 2009.

32.1
Certification, dated August 7, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: August 7, 2009	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 7, 2009	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: August 7, 2009	By:	/s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1
Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2009.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 by Principal Executive Officer, dated August 7, 2009

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 by Principal Financial Officer, dated August 7, 2009.

32.1
Certification, dated August 7, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2009.