Form 10-Q
period 2009-09-30
FIRST FINANCIAL CORP /IN/
filed 2009-11-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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
Yes ☒    No ☐.

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒.

As of November 3, 2009, the registrant had outstanding 13,134,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

INDEX

Part I – Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$70,037	$67,298
Federal funds sold and short-term investments	3,000	9,530
Securities available-for-sale	605,223	596,915
Loans:
Commercial, financial and agricultural	542,393	499,636
Real estate – construction	29,656	26,137
Real estate – mortgage	723,823	628,027
Installment	329,541	302,977
Lease financing	2,232	1,878
	1,627,645	1,458,655
Less:
Unearned Income	(81)	(128)
Allowance for loan losses	(18,828)	(16,280)
	1,608,736	1,442,247

Credit card loans held-for-sale	12,352	12,800
Restricted Stock	28,348	26,227
Accrued interest receivable	12,706	13,081
Premises and equipment, net	32,464	32,145
Bank-owned life insurance	63,535	62,107
Goodwill	7,102	7,102
Other intangible assets	5,698	1,512
Other real estate owned	5,131	3,200
FDIC indemnification ssset	12,098	-
Other assets	34,483	28,511
TOTAL ASSETS	$2,500,913	$2,302,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$283,156	$236,249
Interest-bearing:
Certificates of deposit of $100 or more	240,139	211,107
Other interest-bearing deposits	1,204,391	1,116,142
	1,727,686	1,563,498
Short-term borrowings	80,792	21,500
Other borrowings	332,752	385,153
Other liabilities	50,460	45,680
TOTAL LIABILITIES	2,191,690	2,015,831
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,116,630 in 2009 and 13,098,615 in 2008	1,806	1,806
Additional paid-in capital	68,654	68,654
Retained earnings	277,415	263,115
Accumulated other comprehensive income (loss)	(4,867)	(12,946)
Treasury shares at cost-1,334,336 in 2009 and 1,352,351 in 2008	(33,785)	(33,785)
TOTAL SHAREHOLDERS’ EQUITY	309,223	286,844
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,500,913	$2,302,675
See accompanying notes.

FIRST FINANCIAL CORPORAT ION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,332	$24,799	$69,969	$75,256
Securities:
Taxable	5,712	6,412	17,699	18,794
Tax-exempt	1,672	1,609	4,961	4,787
Other	508	554	1439	2,095
TOTAL INTEREST INCOME	32,224	33,374	94,068	100,932
INTEREST EXPENSE:
Deposits	5,012	7,378	16,789	25,971
Short-term borrowings	145	290	425	857
Other borrowings	4,200	4,602	12,948	14,084
TOTAL INTEREST EXPENSE	9,357	12,270	30,162	40,912
NET INTEREST INCOME	22,867	21,104	63,906	60,020
Provision for loan losses	3,690	2,215	9,380	5,875
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,177	18,889	54,526	54,145
NON-INTEREST INCOME:
Trust and financial services	1,174	981	3,120	3,090
Service charges and fees on deposit accounts	2,968	3,157	8,232	8,937
Other service charges and fees	1,871	1,640	5,055	4,511
Securities gains/(losses), net	-	6	2	361
Total Impairment Losses	(8,531)	(6,145)	(34,042)	(6,145)
Loss recognized in other comprehensive loss	5,209	-	26,155	-
Insurance commissions	1,584	1,556	4,600	4,752
Gain on sales of mortgage loans	526	184	1,710	594
Gain on bargain purchase	5,409	-	5,409	-
Other	89	61	933	1,630
TOTAL NON-INTEREST INCOME	10,299	1,440	21,174	17,730

NON-INT EREST EXP ENSE:
Salaries and employee benefits	10,619	10,043	30,813	30,501
Occupancy expense	1,171	1,047	3,290	3,084
Equipment expense	1,174	1,185	3,404	3,424
FDIC Insurance	692	59	2,599	158
Other	4,855	4,169	13,104	11,990
TOTAL NON-INTEREST EXPENSE	18,511	16,503	53,210	49,157
INCOME BEFORE INCOME TAXES	10,965	3,826	22,490	22,718
Provision for income taxes	3,246	324	5,620	5,123
NET INCOME	$7,719	$3,502	$16,870	$17,595
PER SHARE DATA
Basic and Diluted	$0.59	$0.27	$1.29	$1.34
Dividends Per Share	-	-	$0.45	$0.44
Weighted average number of shares outstanding (in thousands)	13,117	13,199	13,117	13,108
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUIT Y
Three Months Ended
September 30, 2009, and 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, July 1, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

Comprehensive income:
Net income	-	-	7,719	-	-	7,719
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	8,756	-	8,756
Change in net unrealized gains/(losses) on retirement plans	-	-	-	91	-	91
Total comprehensive income/(loss)						16,566

Balance, September 30, 2009	$1,806	$68,654	$277,415	$(4,867)	$(33,785)	$309,223

Balance, July 1, 2008	$1,806	$68,212	$258,341	$(12,452)	$(34,190)	$281,717

Comprehensive income:
Net income	-	-	3,502	-	-	3,502
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	(5,692)	-	(5,692)
Change in net unrealized gains/(losses) on retirement plans	-	-	-	128	-	128
Total comprehensive income/(loss)						(2,062)

Balance, September 30, 2008	$1,806	$68,212	$261,843	$(18,016)	$(34,190)	$279,655

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENT S OF SHAREHOLDERS’ EQUIT Y
Nine Months Ended
September 30, 2009, and 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Comprehensive income:
Net income	-	-	16,870	-	-	16,870
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	11,139	-	11,139
Change in net unrealized gains/(losses) on retirement plans	-	-	-	273	-	273
Total comprehensive income/(loss)						28,282

Cumulative Effect of change in accounting principle, adoption of ASC320-10-65-65, net of tax	-	-	3,333	(3,333)	-	-

Cash Dividends, $.45 per share	-	-	(5,903)	-	-	(5,903)

Balance, September 30, 2009	$1,806	$68,654	$277,415	$(4,867)	$(33,785)	$309,223

Balance, January 1, 2008	$1,806	$68,212	$250,011	$(5,181)	$(33,156)	$281,692

Comprehensive income:
Net income	-	-	17,595	-	-	17,595
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	(13,219)	-	(13,219)
Change in net unrealized gains/(losses) on retirement plans	-	-	-	384	-	384
Total comprehensive income/(loss)						4,760

Cash Dividends, $.44 per share	-	-	(5,763)	-	-	(5,763)
Treasury stock purchase	-	-	-	-	(1,034)	(1,034)

Balance, September 30, 2008	$1,806	$68,212	$261,843	$(18,016)	$(34,190)	$279,655

FIRST FINANCIAL CORPORAT ION
CONSOLIDATED STATEMENTS OF CASH FLOW S
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$16,870	$17,595
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(2,018)	(2,083)
Net amortization (accretion) of premiums and discounts on loans	241	-
Provision for loan losses	9,380	5,875
Securities (gains) losses	7,887	5,784
Gain on purchase of business unit	(5,409)	-
(Gain) loss on sale of other real estate	90	(41)
Depreciation and amortization	2,854	2,618
Other, net	(6,680)	(10,008)
NET CASH FROM OPERATING ACTIVITIES	23,215	19,740

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	-	961
Proceeds from sales of restricted stock	-	2,386
Calls, maturities and principal reductions on securities available-for-sale	89,911	66,827
Purchases of securities available-for-sale	(65,683)	(132,249)
Loans made to customers, net of repayment	(100,956)	(56,544)
Cash received from purchase of business unit	30,977	-
Proceeds from sales of other real estate owned	2,020	1,506
Net change in federal funds sold	6,530	(6,464)
Additions to premises and equipment	(2,739)	(1,905)
NET CASH FROM INVESTING ACTIVITIES	(39,940)	(125,482)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	18,475	(509)
Net change in short-term borrowings	59,292	23,930
Dividends paid	(5,902)	(5,785)
Purchase of treasury stock	-	(1,034)
Proceeds from other borrowings	120,000	283,500
Repayments on other borrowings	(172,401)	(214,618)
NET CASH FROM FINANCING ACTIVITIES	19,464	85,484

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,739	(20,258)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,298	70,082

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,037	$49,824

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2009 and 2008 consolidated financial statements are unaudited.  The December 31, 2008 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2008 annual report.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2008 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2008.

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
2. Allowance for Loan Losses

       The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	September 30,
(Dollar amounts in thousands)	2009	2008

Balance at beginning of year	$16,280	$15,351
Provision for loan losses	9,380	5,875
Recoveries of loans previously charged off	1,675	2,040
Loans charged off	(8,507)	(7,426)
BALANCE AT END OF PERIOD	$18,828	$15,840

      A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan.  Large groups of smaller balance homogeneous loans, such as consumer, residential real estate and smaller commercial loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Also included in impaired loans are loans acquired in the First National Bank of Danville acquisition.  See Note 9 for further discussion of these loans.  Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000's)
	September 30,	December 31,
	2009	2008
Impaired Loans with related allowance for loan losses calculated under ASC No. 310	$20,729	$16,959
Impaired Loans with no related allowance for loan losses	7,110	-
	$27,839	$16,959

Amount of allowance allocated to impaired loans	$5,803	$4,735

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities
        The amortized cost and fair value of the Corporation’s investments are shown below.  All securities are classified as available-for-sale.

	(000's)
		September 30, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
United States Government entity mortgage-backed securities	$4,280	$32	$0	$4,312
Mortgage Backed Securities - Residential	300,215	15,485	3	315,697
Mortgage Backed Securities - Commercial	168	3	-	171
Collateralized Mortgage Obligations	113,277	3,305	3	116,579
State and Municipal Obligations	146,292	6,836	185	152,943
Collateralized Debt Obligations	22,150	-	19,980	2,170
Other Securities	7,005	145	177	6,973
Equity Securities	5,665	1,817	1,104	6,378
	$599,052	$27,623	$21,452	$605,223
	(000's)
		December 31, 2008
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

United States Government entity mortgage-backed securities	$148	$6	$0	$154
Mortgage Backed Securities - Commercial	185	-	-	185
Mortgage Backed Securities - Residential	354,123	11,179	10	365,292
Collateralized Mortgage Obligations	68,838	1,389	-	70,227
State and Municipal Obligations	143,224	2,439	1,822	143,841
Collateralized Debt Obligations	22,177	-	20,341	1,836
Other Securities	9,409	-	612	8,797
Equity Securities	5,649	2,097	1,163	6,583
	$603,753	$17,110	$23,948	$596,915

Contractual maturities of debt securities at September 30, 2009 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	September 30, 2009
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$12,198	$12,288
Due after one but within five years	46,826	48,684
Due after five but within ten years	40,638	42,881
Due after ten years	193,342	179,124
	293,004	282,977
Mortgage-backed securities and equities	306,048	322,246
TOTAL	$599,052	$605,223

There were no gains or losses realized by the Corporation on investment sales for the nine months ended September 30, 2009 or during the year ended December 31, 2008.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2009 and December 31, 2008.
	September 30, 2009
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$63	$(1)	$85	$(2)	$148	$(3)
Mortgage Backed Securities - Commercial	12	0	0	0	12	-
Collateralized mortgage obligations	7,131	(3)	7	0	7,138	(3)
State and municipal obligations	2,702	(25)	4,867	(160)	7,569	(185)
Collateralized Debt Obligations	0	0	2,170	(19,980)	2,170	(19,980)
Other Securities			822	(177)	822	(177)
Equities	424	(20)	1,749	(1,084)	2,173	(1,104)
Total temporarily impaired securities	$10,332	$(49)	$9,700	$(21,403)	$20,032	$(21,452)

	December 31, 2008
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$1,599	$(6)	$84	$(3)	$1,819	$(10)
Mortgage Backed Securities - Commercial	$136	$(1)			$136	$(1)
State and municipal obligations	51,011	(1,797)	321	(25)	51,332	(1,822)
Collateralized Debt Obligations			4,239	(20,341)	4,239	(20,341)
Other Securities	6,394	(612)			6,394	(612)
Equities	1,668	(1,163)	0	0	1,668	(1,163)
Total temporarily impaired securities	$60,808	$(3,579)	$4,644	$(20,369)	$65,588	$(23,949)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Gross unrealized losses on investment securities were $21.5 million as of September 30, 2009 and $23.9 million as of December 31, 2008. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer. Unrealized losses on equity securities relate to investments in bank stocks held at the holding company.  Bank stock values have been negatively impacted by the current economic environment and market pessimism. The largest part of this unrealized loss ($704 or 64%) relates to the Corporations ownership of stock in Fifth Third Corporation.  The stock price of this issuer has improved since last quarter and supports that the decline in value in temporary.  Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery. A significant portion of this relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.

Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that three CDO’s  included in collateralized debt obligations were other-than-temporarily impaired and wrote our investments in those  CDO’s  totaling $8.79 million down to their present value of expected cash flows through earnings of $5.46 million at September 30, 2009 to properly reflect credit losses associated those CDO’s. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

        Collateralized debt obligations include two additional investments in CDOs consisting of pooled trust preferred securities in which the issuers are primarily banks.  One of these CDOs with an amortized cost of $2.3 million and a fair value of $979.2 thousand is rated BAA1 and is the senior tranche, is not in the scope of FASB ASC 325 and is not considered to be other-than-temporarily impaired based on its credit quality.  The other CDO, totaling $14.4 million in book value and $900.9 thousand in fair value, is rated Ca and is included in the scope of FASB ASC 325.  Previously, a $618.1 thousand OTTI charge was taken on this security. At September 30, 2009, the FASB ASC 325 cash flow projections indicated no further adverse change in cash flows on this CDO and the stress analyses continued to indicate that the collateral position is more than sufficient to cover projected future defaults.  Therefore, we believe the unrealized losses on this CDO relate to market conditions and this investment is not considered other-than-temporarily impaired as of September 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Beginning balance	$4,565	$0
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	4,171
Additions/Subtractions
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	3,322	3,716
Ending balance	$7,887	$7,887

4. Fair Value

      FASB ASC No. 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in bank equities. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.  The fair value of investments in bank equities is based on the prices of recent stock trades and is considered Level 3 because these stocks are not publicly traded.

	(000's)
	Fair Value Measurements Using

Securities available-for-sale (1)	September 30,	December 31,
	2009	2008
Level 1	$2,647	$2,827
Level 2	596,675	586,094
Level 3	5,901	7,994
Carry ing Value	$605,223	$596,915

(1) The fair value of securities reported using Level 1 inputs include U.S. Treasuries for which quoted market prices for identical assets are readily available, and Level 3 inputs include certain investments in bank equities and collateralized debt obligations for which Level 1 and Level 2 inputs are not available.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.

	(000's)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning Balance	$6,679	$31,833	$7,994	$33,745
Total gains or losses (realized/unrealized)	(778)	(3,427)	(2,041)	(5,101)
Purchase	-	-	-	-
Settlements	-	-	-	-
Pay downs and Maturities	-	-	(52)	(238)
Transfers into Level 3	-	-	-	-
Ending Balance	$5,901	$28,406	$5,901	$28,406

Changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2009 for Level 3 assets and liabilities that are still held at September 30, 2009 were approximately $7.9 million.

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $22.0 million, net of a valuation allowance of $5.8 million at September 30, 2009. At December 31, 2008 impaired loans valued at Level 3 were carried at a fair value of $12.2 million, net of a valuation allowance of $4.7 million. The impact to the provision for loan losses was $2.4 million for the nine months ended September 30, 2009, and was $3.7 million for the year ended December 31, 2008. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements..

       The carrying amounts and estimated fair value of financial instruments at September 30, 2009 and December 31, 2008, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.  Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks $	70,037	70,037	67,298	67,298
Federal funds sold	3,000	3,000	9,530	9,530
Securities available—for—sale	605,223	605,223	596,915	596,915
Loans, net *	1,621,088	1,587,816	1,455,047	1,457,842
Accrued interest receivable	12,706	12,706	13,081	13,081
Deposits	(1,727,686)	(1,719,217)	(1,563,498)	(1,554,912)
Short—term borrowings	(80,792)	(80,792)	(21,500)	(21,500)
Federal Home Loan Bank advances	(326,152)	(338,058)	(378,553)	(390,296)
Other borrowings	(6,600)	(6,600)	(6,600)	(6,600)
Accrued interest payable	(3,152)	(3,152)	(3,871)	(3,871)
* includes credit card loans held for sale

5.  Short-Term Borrowings
 Period–end short-term borrowings were comprised of the following:

	(000's)
	September 30,	December 31,
	2009	2008

Federal Funds Purchased	$54,229	$1,111
Repurchase Agreements	24,281	19,405
Note Payable - U.S. Government	2,282	984
	$80,792	$21,500

6. Other Borrowings

 Other borrowings at period-end are summarized as follows:

	(000's)
	September 30,	December 31,
	2009	2008
FHLB Advances	$326,152	$378,553
City of T erre Haute, Indiana economic development revenue bonds	6,600	6,600
	$332,752	$385,153

7. Components of Net Periodic Benefit Cost

	Three Months Ended September 30, (000's)				Nine Months Ended September 30, (000's)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$768	$758	$27	$31	$2,304	$2,273	$82	$94
Interest cost	693	727	60	60	2,080	2,181	180	179
Expected return on plan assets	(911)	(823)	-	-	(2,733)	(2,469)	-	-
Amortization of transition obligation	-	-	15	15	-	-	45	45
Net amortization of prior service cost	(5)	(5)	-	-	(14)	(14)	-	-
Net amortization of net (gain) loss	116	182	0	3	347	547	0	8
Net Periodic Benefit Cost	$661	$839	$102	$109	$1,984	$2,518	$307	$326

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1.7 and $1.3 million respectively to its Pension Plan and ESOP and $175,000 to the Post Retirement Health Benefits Plan in 2009. Contributions of $800 thousand have been made through the first nine months of 2009 for the Pension Plan. Contributions of $158 thousand have been made through the third quarter of 2009 for the Post Retirement Health Benefits plan.

8. New accounting standards

                FASB ASC No. 820-10, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued new guidance impacting FASB ASC 820-10 (FASB Staff Position 157-2). This staff position delays the effective date of FASB ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In April 2009, the FASB issued new guidance impacting FASB ASC 820, “Fair Value Measurements,”(FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”) This FASB Staff Position provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009 and did not have a material impact..
     FASB ASC 820-10-50 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of ASC 820-10-50 were effective for the Company’s interim period ending on June 30, 2009, and additional disclosures have been included.
                     FASB ASC 320-10 amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guideance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC 320-10 were effective for the Company’s interim period ending on June 30, 2009. As a result, some losses on securities that were recognized through earnings in prior periods were added back to retained earnings at the beginning of the period to reflect only credit losses associated with these investments and to account for the remaining OTTI as adjustments through other comprehensive income.  The effects of adoption and required disclosures can be found in Footnote 3.
             In May 2009, the FASB issued ASC No. 855-10 – Subsequent Events.  FASB ASC No. 855-10 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  FASB ASC No. 855-10 also requires disclosure of the date through which subsequent events have been evaluated.  The new standard becomes effective for interim and annual periods ending after September 15, 2009.  The Company adopted this standard for the interim reporting period ending June 30, 2009.   The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.  These financial statements consider events that occurred through November 6, 2009, the date the financial statements were issued.

FASB ASC 105-10 – In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure.

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. See Note 9 to the consolidated financial statements for the impact on the Company of adopting SFAS No. 141(R).

9. Acquisitions

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville., a full service commercial bank headquartered in Danville, Illinois that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets with a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents, and $146.3 million in liabilities, including $145.7 million of deposits. A customer-related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately $14.6 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the bank for 90 percent of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $12.1 million on the acquisition date. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.4 million, which is included in Non-Interest Income in the September 30, 2009 Consolidated Statement of Operations. Because of the short time period between the July 2, 2009 closing of the transaction and the end of the Company’s fiscal quarter on September 30, 2009, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. The Company expects to finalize its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur. Pro forma income statement information is not disclosed as the acquisition is immaterial to the Corporation.

FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-10 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at September 30, 2009, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$16,737	$60,739	$-	$77,476
Foreclosed Assets	-	-	1,478	1,478
Total Covered Assets	$16,737	$60,739	$1,478	$78,954

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03 -3 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans were $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for credit losses related to these loans at September 30, 2009. Because of the short time period between the closing of the transaction and September 30, 2009, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates and changes in the carrying amount and accretable yield for these loans from the acquisition date and September 30, 2009 were not material. The Company expects to finalize its analysis of these loans and, therefore, adjustments to the estimated amounts may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all Non FASB ASC 310-30 loans acquired in the acquisition were $58.4 million and the estimated fair value of the loans were $60.7 million.

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

Summary of Operating Results

Net income for the three and nine months ended September 30, 2009 was $7.72 and $16.87 million respectively compared to $3.50 and $17.60 million for the same period of 2008.  Basic earnings per share increased to $0.59 for the third quarter of 2009 compared to $0.27 for same period of 2008. Return on Assets and Return on Equity were 1.26% and 10.25% respectively for the three months ended September 30, 2009, compared to 0.61%and 4.94% for the three months ended September 30, 2008.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $1.76 million in the three months ended September 30, 2009 to $22.9 million from $21.1 million in the same period in 2008. The net interest margin for the first nine months of 2009  is 4.11% compared to 4.02% for the same period of 2008, a 2.2% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.

Non-Interest Income

Non-interest income for the three months ended September 30, 2009 was $10.3 million compared to the $1.4 million for the same period of 2008. During the quarter a gain on acquisition of business of $5.4 million was recognized as discussed in Note 9. Non-interest income was reduced by the other than temporary impairment loss on securities which was $2.8 million less in the three months ended September 30, 2009 than for the same period of 2008. Further discussion on OTTI is included in Note 3. Mortgage loan sales for the Corporation as a result of the lower interest rate environment has produced gains on sale of mortgage loans of $526 thousand, an increase of $342 thousand in the third quarter of 2009 compared to the same period of 2008.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2009 increased by $2.0 million compared to the same periods in 2008 due to increased FDIC expenses of $633 thousand and increased personnel and occupancy costs of $700 thousand associated in part with the acquisition of the business unit discussed in Note 9.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $3.51 million for 2009 compared to the same period of 2008.  The provision was $9.38 million for the nine months ended September 30, 2009, compared to $5.88 million for the same period of 2008, while net charge-offs for the same periods increased by $1.45 million. The volume of impaired and non-accrual loans both increased reflecting management’s conservative approach to the recognition of problem credits as well as from the acquisition of a failed financial institution from the FDIC. The specific allocation of probable losses for these credits increased by $2.4 million. The allowance for loan losses has increased from 1.12% of gross loans, or $16.3 million at December 31, 2008 to 1.16% of gross loans, or $18.8 million at September 30, 2009. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest.  A summary of non-performing loans at September 30, 2009 and December 31, 2008 follows:

	(000's)
	September 30,	December 31,
	2009	2008
Non-accrual loans	$37,918	$12,486
Restructured loans	115	98
Accruing loans past due over 90 days	7,809	3,624
	$45,842	$16,208
Ratio of the allowance for loan losses as a percentage of non-performing loans	41%	100%

The following loan categories comprise significant components of the nonperforming loans:

	September 30,	December 31,
	2009	2008
Non-accrual loans
1-4 family residential	$2,672	$1,835
Commercial loans	33,327	9,210
Installment loans	1,919	1,441
	$37,918	$12,486

Past due 90 days or more
1-4 family residential	$1,450	$1,495
Commercial loans	5,846	1,582
Installment loans	513	547
	$7,809	$3,624

The following table is information on the non-accrual loans at September 30, 2009 that were from the assumption of assets from The First National Bank of Danville

(000's)
September 30,
2009
Non-accrual loans
1-4 family residential	$160
Commercial loans	6,983
Installment loans	-
$7,143

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2009.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would decrease 0.10% over the next 12 months and increase 1.04% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would increase 0.55% over the next 12 months and increase 0.49% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	1.03%	0.95%	0.96%
Down 100	0.55	0.49	0.50
Up 100	-0.10	1.04	3.29
Up 200	-1.09	0.87	5.31

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk
Liquidity is measured by each bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs.  This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits.  The Corporation has $12.7 million of investments that mature throughout the coming 12 months.  The Corporation also anticipates $152.6 million of principal payments from mortgage-backed securities.  Given the current rate environment, the Corporation anticipates $19.6 million in securities to be called within the next 12 months.  With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the third quarter of 2009 to the same period in 2008, loans, including credit card loans held-for-sale, net of unearned discount are up 10.01% or $149.2 million. Deposits are up $198.5 million at September 30, 2009, a 13.0% increase from the balances at the same time in 2008. Shareholders' equity increased $29.6 million from September 30, 2008. This financial performance increased book value per share 10.4% to $23.58 at September 30, 2009 from $21.35 at September 30, 2008. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

As of September 30, 2009, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category.  Below are the capital ratios for the Corporation and lead bank.

	September 30,	December 31, 2008	To Be Well Capitalized

Total risk-based capital
Corporation	16.29%	17.32%	N/A
First Financial Bank	16.03%	17.11%	10.00%

Tier I risk-based capital
Corporation	15.33%	16.40%	N/A
First Financial Bank	15.20%	16.34%	6.00%

Tier I leverage capital
Corporation	12.40%	12.72%	N/A
First Financial Bank	12.24%	12.64%	5.00%

ITEM 4.  Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 by Principal Executive Officer, dated November 6, 2009

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 by Principal Financial Officer, dated November 6, 2009.

32.1
Certification, dated November 6, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act  of 2005 on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 6, 2009	By /s/ Donald E. Smith
Donald E. Smith, Chairman

Date: November 6, 2009	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO

Date: November 6, 2009	By /s/ Michael A. Carty
Michael A. Carty, Treasurer and CFO

Exhibit No.: Description of Exhibit:

Exhibit Index

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1
Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009, incorporated by reference to Exhibit 10.1 of the Corporation Form 10-Q filed for the quarter ended March 31, 2009.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2009 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

10.4	2009 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2008.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 by Principal Executive Officer, dated November 6, 2009

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 by Principal Financial Officer, dated November 6, 2009.

32.1
Certification, dated November 6, 2009, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act  of 2005 on Form 10-Q for the quarter ended September 30, 2009.