Form 10-K
period 2009-12-31
FIRST FINANCIAL CORP /IN/
filed 2010-03-16
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 0-16759
FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA (State of Incorporation) One First Financial Plaza	35-1546989 (I.R.S. Employer Identification Number)
Terre Haute, Indiana
(Address of Registrant’s Principal Executive Offices)	47807 (Zip Code)
(812) 238-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule  12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $412,790,356. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s ESOP.)
Shares of Common Stock outstanding as of March 12, 2010—13,116,630 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2009 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 21, 2010 are incorporated by reference into Part III.

Form 10-K Cross-Reference Index

PART I

ITEM 1.	BUSINESS
First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation’s business, please refer to the following sections of the 2009 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:
1. The first 4 paragraphs on page 42.
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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. The Sarbanes-Oxley Act provides for, among other things:
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
The deposits of the Bank are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) of the FDIC, which was created in 2006 as the result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “FDI Act”). As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDI Act provided for several additional changes to the deposit insurance system, including adjusting the deposit insurance limits every 5 years beginning in 2011 based on an inflation index and allocating an aggregate of $4.7 billion of one-time credits to banks to offset the insurance premiums charged to such banks by the FDIC. During the second quarter of 2009, the FDIC levied an industry wide special assessment charge on insured financial institutions as part of the agency’s efforts to rebuild the DIF. In November 2009, the FDIC amended regulations that required insured institutions to prepay their estimated quarterly risk based assessments for the fourth quarter of 2009 and for all of the years 2010. The prepaid assessments will be applied against future quarterly assessments (as they may be so revised) until the prepaid assessment is exhausted or the balance of the prepayment is returned, whichever occurs first. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether financial institutions with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such financial institutions would otherwise be charged. The FDIC is not precluded from changing assessment rates or from further revising the risk based assessment system during the prepayment period or thereafter. Thus, the Corporation may also be required to pay significantly higher FDIC insurance assessment premiums in the future because market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan is required to be guaranteed by the bank’s parent holding company. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator. A “well capitalized” institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5% and is not subject to regulatory direction to maintain a specific level for any capital measure. An “adequately capitalized” institution is one that has ratios greater than 8%, 4% and 4%. An institution is “undercapitalized” if its respective ratios are less than 8%, 4% and 4%. “Significantly undercapitalized” institutions have ratios of less than 6%, 3% and 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less.
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
Congress, the United States Department of the Treasury (“Treasury”) and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system and financial markets. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. As part of TARP, Treasury has allocated $250 billion towards the Capital Purchase Program. Under the Capital Purchase Program, Treasury will purchase debt or equity securities from participating institutions. Participants in the Capital Purchase Program are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

Following a systemic risk determination, on October 14, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As originally enacted, the TAGP expired on December 31, 2009, and banks participating in the TAGP paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000. On October 1, 2009, the FDIC extended the TAGP for six months until June 30, 2010. Any insured depository institution that was participating in the TAGP program as of October 1, 2009 was permitted to continue in the TAGP during the extension period. The annual assessment rate that applies to participating institutions during the extension period is either 15 basis points, 20 basis points or 25 basis points, depending on the “Risk Category” assigned to the institution under the FDIC’s risk based premium system. Any institution participating in the TAGP program as of October 1, 2009 that desired to opt out of the TAGP extension was required to submit its opt out election to the FDIC on or before November 2, 2009. The Corporation did not opt out of the TAGP.
The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guaranteed certain senior unsecured debt of FDIC-insured institutions and their holding companies issued on or after October 14, 2008 and not later than June 30, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The DGP is in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Corporation determined to opt out of the DGP.
On February 17, 2009, President Barack Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in the Treasury’s Capital Purchase Program (“CPP”), including the Corporation, which are in addition to those previously announced by Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate federal regulator. On June 10, 2009, Treasury released an interim final rule, effective June 15, 2009, that provided guidance on the compensation and governance standards for participants in the CPP, and promulgated regulations to implement the restrictions and standards set forth in ARRA. Among other things, Treasury’s final rule and ARRA significantly expanded the executive compensation restrictions previously imposed by EESA.
On May 20, 2009, the Helping Families Save Their Homes Act of 2009, which extended the temporary increase in the standard maximum deposit insurance amount provided by the FDIC to $250 per depositor through December 31, 2013, was signed into law. This extension of the temporary $250 coverage limit (pursuant to EESA) became effective immediately upon the President’s signature. The legislation provides that the standard maximum deposit insurance amount provided by the FDIC will return to $100 on January 1, 2014.
On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve in appropriate circumstances may take enforcement action against a banking organization.

On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. If implemented as initially proposed, the Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would not apply to the Corporation. The Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier 1 capital and FDIC assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets. The Financial Crisis Responsibility Fee, if implemented as proposed by the current administration, would go into effect on June 30, 2010 and remain in place for at least ten years. The U.S. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.
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
We May Be Required To Pay Significantly Higher Federal Deposit Insurance Corporation (FDIC) Premiums In The Future.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000. These developments will cause the premiums assessed to us by the FDIC to increase.
On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates will increase to 12 to 16 basis points per $100 of deposits. Additionally, the FDIC implemented a 5 basis point special emergency assessment on June 30, 2009, payable September 30, 2009. Additionally, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. This prepayment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during the prepayment period or thereafter. As a result, we may also be required to pay significantly higher FDIC insurance assessments premiums in the future. These higher FDIC assessment rates and any future special assessments could have an adverse impact on our results of operations.
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
Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2011 and the other five buildings are held in fee.
Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is March 1, 2010.
The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is February 28, 2010.
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
See “Market and Dividend Information” on page 53 of the 2009 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of	(d)
	(a)	(b)	Shares Purchased As Part	Maximum Number Of
	Total Number Of	Average Price	Of Publicly Announced	Shares That May Yet
	Shares Purchased	Paid Per Share	Plans Or Programs *	Be Purchased *
October 1 – 31 2009	—	—	N/A	N/A
November 1 – 30, 2009	—	—	N/A	N/A
December 1 – 31, 2009	22,000	27.98	N/A	N/A

Total	22,000	27.98	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
The Corporation contributed 35,000 shares of treasury stock to the ESOP plan in November of 2009.

ITEM 6.	SELECTED FINANCIAL DATA
See “Five Year Comparison of Selected Financial Data” on page 9 of the 2009 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
See “Management’s Discussion and Analysis” on pages 41 through 51 of the 2009 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis” on pages 50 and 51 of the 2009 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Consolidated Balance Sheets” on page 10, “Consolidated Statements of Income” on page 11, “Consolidated Statements of Changes in Shareholders Equity” on page 12, “Consolidated Statements of Cash Flows” on page 13, and “Notes to Consolidated Financial Statements” on pages 14-39. “Report of Independent Registered Public Accounting Firm” can be found on page 40 of the 2009 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K. Statistical disclosure by the Corporation includes the following information in the 2009 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:
1.	“Volume/Rate Analysis,” on page 43.

2.	“Securities,” on page 45.

3.	“Loan Portfolio,” on page 46.

4.	“Allowance for Loan Losses,” on pages 47 and 48.

5.	“Nonperforming Loans,” on pages 48.

6.	“Deposits,” on page 49.

7.	“Consolidated Balance Sheet-Average Balances and Interest Rates,” on page 52.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Controls over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
See “Management’s Report on Internal Control Over Financial Reporting” on page 36 of the 2009 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm” on page 35 of the 2009 Annual Report to Shareholders. That portion of the annual report is incorporated by reference in response to this Item 9A of the Form 10-K.

ITEM 9B.	OTHER INFORMATION
The Corporation established the compensation to be paid to Directors for the year 2010 on December 15, 2009. These amounts are set forth on Exhibit 10.3 to this Form 10-K.
The Corporation established the compensation to be paid to Named Executive Officers for the year 2010 on December 15, 2009. These amounts are set forth on Exhibit 10.4 to this Form 10-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated by reference to such Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated by reference to such Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2009 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated by reference to such Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2008 Annual Report to Shareholders of First Financial Corporation attached:
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Income—Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
(2)	Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(3)	Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed July 27, 2009
10.1
Employment Agreement for Norman L. Lowery, dated March 25, 2009 and effective January 1, 2009, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed for the quarter ended March 31, 2009

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.3	2010 Schedule of Director Compensation
10.4	2010 Schedule of Named Executive Officer Compensation
10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007
10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007
10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007
13	Annual Report
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
(b)	Exhibits-Exhibits to (a) (3) listed above are attached to this report.
(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation
/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith Donald E. Smith, President and Director	March 16, 2010

/s/ Rodger a. McHargue Rodger A. McHargue, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ W. Curtis Brighton W. Curtis Brighton, Director	March 16, 2010

/s/ B. Guille Cox, Jr. B. Guille Cox, Jr., Director	March 16, 2010

/s/ Thomas T. Dinkel Thomas T. Dinkel, Director	March 16, 2010

/s/ Anton H. George Anton H. George, Director	March 16, 2010

/s/ Gregory L. Gibson Gregory L. Gibson, Director	March 16, 2010

/s/ Norman L. Lowery Norman L. Lowery, Vice Chairman, CEO & Director (Principal Executive Officer)	March 16, 2010

/s/ Ronald K. Rich Ronald K. Rich, Director	March 16, 2010

/s/ Virginia L. Smith Virginia L. Smith, Director	March 16, 2010

/s/ William J. Voges William J. Voges, Director	March 16, 2010

/s/ William R. Krieble William R. Krieble, Director	March 16, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.3	2010 Schedule of Director Compensation

10.4	2010 Schedule of Named Executive Officers Compensation

13	Annual Report

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer