Form 10-Q
period 2010-03-31
FIRST FINANCIAL CORP /IN/
filed 2010-05-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010
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
As of May 6, 2010, the registrant had outstanding 13,112,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I — Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$65,202	$84,371
Federal funds sold and short-term investments	12,645	21,576
Securities available-for-sale	578,364	587,246
Loans:
Commercial, financial and agricultural	556,995	558,211
Real estate — construction	27,078	27,231
Real estate — mortgage	726,750	729,668
Installment	307,692	314,417
Lease financing	2,245	2,313

	1,620,760	1,631,840
Less:
Unearned Income	(70)	(76)
Allowance for loan losses	(19,378)	(19,437)

	1,601,312	1,612,327

Restricted Stock	27,835	27,835
Accrued interest receivable	10,933	12,005
Premises and equipment, net	35,430	35,551
Bank-owned life insurance	64,589	64,057
Goodwill	7,102	7,102
Other intangible assets	4,546	4,916
Other real estate owned	5,439	5,885
FDIC Indimnification Asset	13,500	12,124
Other assets	46,159	43,727

TOTAL ASSETS	$2,473,056	$2,518,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$283,083	$312,990
Interest-bearing:
Certificates of deposit of $100 or more	253,620	238,830
Other interest-bearing deposits	1,269,839	1,237,881

	1,806,542	1,789,701
Short-term borrowings	38,686	30,436
Other borrowings	252,737	332,737
Other liabilities	58,995	59,365

TOTAL LIABILITIES	2,156,960	2,212,239
Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,112,630 in 2010 and 13,116,630 in 2009	1,806	1,806
Additional paid-in capital	68,739	68,739
Retained earnings	283,043	277,357
Accumulated other comprehensive income (loss)	(3,526)	(7,904)
Treasury shares at cost-1,338,336 in 2010 and 1,334,336 in 2009	(33,966)	(33,515)

TOTAL SHAREHOLDERS’ EQUITY	316,096	306,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,473,056	$2,518,722

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,021	$22,907
Securities:
Taxable	5,008	6,168
Tax-exempt	1,627	1,641
Other	536	470

TOTAL INTEREST INCOME	31,192	31,186

INTEREST EXPENSE:
Deposits	4,398	6,204
Short-term borrowings	90	143
Other borrowings	3,423	4,376

TOTAL INTEREST EXPENSE	7,911	10,723

NET INTEREST INCOME	23,281	20,463
Provision for loan losses	2,430	2,830

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	20,851	17,633

NON-INTEREST INCOME:
Trust and financial services	1,259	1,014
Service charges and fees on deposit accounts	2,402	2,497
Other service charges and fees	1,821	1,532
Securities gains/(losses), net	245	—
Total impairment loss	(6,295)	(2,979)
Loss recognized in other comprehensive income	3,196	—

Net impairment loss recognized in earnings	(3,099)	(2,979)
Insurance commissions	1,670	1,439
Gain on sales of mortgage loans	272	576
Other	444	667

TOTAL NON-INTEREST INCOME	5,014	4,746

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,830	10,180
Occupancy expense	1,251	1,092
Equipment expense	1,216	1,121
Other	4,984	4,304

TOTAL NON-INTEREST EXPENSE	18,281	16,697

INCOME BEFORE INCOME TAXES	7,584	5,682

Provision for income taxes	1,898	1,152

NET INCOME	$5,686	$4,530

PER SHARE DATA
Basic and Diluted Earnings per Share	$0.43	$0.35

Weighted average number of shares outstanding (in thousands)	13,120	13,117

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2010, and 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Comprehensive income:
Net income	—	—	4,530	—	—	4,530
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	4,452	—	4,452
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	91	—	91

Total comprehensive income/(loss)						9,073

Treasury stock purchase	—	—	—	—	—	—

Balance, March 31, 2009	$1,806	$68,654	$267,645	$(8,403)	$(33,785)	$295,917

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483

Comprehensive income:
Net income	—	—	5,686	—	—	5,686
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	4,200	—	4,200
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	178	—	178

Total comprehensive income/(loss)						10,064

Treasury stock purchase (17,000 shares)	—	—	—	—	(451)	(451)

Balance, March 31, 2010	$1,806	$68,739	$283,043	$(3,526)	$(33,966)	$316,096

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$5,686	$4,530
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(325)	(788)
Provision for loan losses	2,430	2,830
Securities (gains) losses	(245)	—
Securities impairment loss	3,099	2,979
Gain on sale of other real estate	(16)	(63)
Depreciation and amortization	1,187	910
Other, net	(347)	1,952

NET CASH FROM OPERATING ACTIVITIES	11,469	12,350

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	7,250	—
Calls, maturities and principal reductions on securities available-for-sale	39,281	25,848
Purchases of securities available-for-sale	(33,179)	(24,481)
Loans made to customers, net of repayment	8,359	(16,182)
Proceeds from sales of other real estate owned	729	490
Net change in federal funds sold	8,931	9,530
Additions to premises and equipment	(696)	(825)

NET CASH FROM INVESTING ACTIVITIES	30,675	(5,620)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	16,796	17,825
Net change in short-term borrowings	8,250	17,316
Dividends paid	(5,908)	(5,902)
Purchase of treasury stock	(451)	—
Proceeds from other borrowings	—	20,000
Repayments on other borrowings	(80,000)	(72,000)

NET CASH FROM FINANCING ACTIVITIES	(61,313)	(22,761)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,169)	(16,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,371	67,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,202	$51,267

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying March 31, 2010 and 2009 consolidated financial statements are unaudited. The December 31, 2009 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2009 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2009 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2009.
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
2. Allowance for Loan Losses
The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	March 31,
	2010	2009
Balance at beginning of quarter	$19,437	$16,280
Provision for loan losses	2,430	2,830
Recoveries of loans previously charged off	851	608
Loans charged off	(3,340)	(2,689)

Balance at end of quarter	$19,378	$17,029

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

	March 31,	December 31,
	2010	2009
Impaired Loans with allocated allowance for loan losses	$18,119	$18,620
Impaired Loans with no allocated allowance for loan losses	8,346	6,054

	$26,465	$24,674

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.
3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

		(000’s)
		March 31, 2010
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$4,076	$42	$0	$4,118
Mortgage Backed Securities-residential	283,472	15,087	(25)	298,534
Mortgage Backed Securities-commercial	156	5	0	161
Collateralized mortgage obligations	109,429	2,933	(40)	112,322
State and municipal	146,819	8,043	(135)	154,727
Collateralized debt obligations	16,017	—	(13,887)	2,130
Equities	5,672	1,446	(746)	6,372

TOTAL	$565,641	$27,556	$(14,833)	$578,364

		December 31, 2009
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$4,103	$45	$0	$4,148
Mortgage Backed Securities-residential	285,964	14,260	(40)	300,184
Mortgage Backed Securities-commercial	162	6	0	168
Collateralized mortgage obligations	116,330	3,334	(100)	119,564
State and municipal	143,039	5,926	(232)	148,733
Collateralized debt obligations	19,253	—	(17,837)	1,416
Other Securities	7,004	257	(189)	7,072
Equities	5,668	1,462	(1,169)	5,961

TOTAL	$581,523	$25,290	$(19,567)	$587,246

Contractual maturities of debt securities at March 31, 2010 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,510	$8,620
Due after one but within five years	38,440	40,680
Due after five but within ten years	40,309	42,898
Due after ten years	189,082	181,099

	276,341	273,297
Mortgage-backed securities and equities	289,300	305,067

TOTAL	$565,641	$578,364

There were $320 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales for the three months ended March 31, 2010.
The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

			March 31, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$5,028	$(24)	$46	$(1)	$5,074	$(25)
Mortgage Backed Securities — Commercial	—	—	—	—	—	—
Collateralized mortgage obligations	12,154	(40)	—	—	12,154	(40)
State and municipal obligations	1,508	(66)	2,905	(69)	4,413	(135)
Collateralized Debt Obligations	—	—	2,130	(13,887)	2,130	(13,887)
Equities	574	(222)	1,543	(524)	2,117	(746)

Total temporarily impaired securities	$19,264	$(352)	$6,624	$(14,481)	$25,888	$(14,833)

			December 31, 2009
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$6,985	$(38)	$47	$(2)	$7,032	$(40)
Mortgage Backed Securities — Commercial	6,094	(100)	—	—	6,094	(100)
State and municipal obligations	6,594	(45)	4,841	(187)	11,435	(232)
Collateralized Debt Obligations	—	—	1,416	(17,837)	1,416	(17,837)
Other Securities	—	—	811	(189)	811	(189)
Equities	543	(280)	1,150	(889)	1,693	(1,169)

Total temporarily impaired securities	$20,216	$(463)	$8,265	$(19,104)	$28,481	$(19,567)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments — Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.
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
Gross unrealized losses on investment securities were $14.8 million as of March 31, 2010 and $19.6 million as of December 31, 2009. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer. Unrealized losses on equity securities relate to investments in bank stocks held at the holding company. Bank stock values have been negatively impacted by the current economic environment and market pessimism. The largest part of this unrealized loss ($411 or 55%) relates to the Corporations ownership of stock in Fifth Third Corporation. The stock price of this issuer has improved since last quarter and supports that the decline in value in temporary. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that four CDO’s included in collateralized debt obligations were other-than-temporarily impaired and wrote our investments in those CDO’s totaling $16.95 million down to their present value of expected cash flows through earnings of $13.75 million at March 31, 2010 to properly reflect credit losses associated those CDO’s. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.
Collateralized debt obligations include an additional investments in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $2.3 million and a fair value of $1.5 million is rated BAA1 and is the senior tranche, is not in the scope of FASB ASC 325 and is not considered to be other-than-temporarily impaired based on its credit quality.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from .54 to 8.003 while Moody Investor Service pricing ranges from 12.00 to 59.00, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$11,359	$6,145
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	3,099	2,979

Ending balance	$14,458	$9,124

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
The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2010
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$4,118	$0	$4,118
Mortgage Backed Securities-residential	—	298,534	—	298,534
Mortgage Backed Securities-commercial	—	$161	—	161
Collateralized mortgage obligations	—	112,322	—	112,322
State and municipal	—	154,727	—	154,727
Collateralized debt obligations	—	—	2,130	2,130
Equities	3,018	—	3,354	6,372

TOTAL	$3,018	$569,862	$5,484	$578,364

Derivitive Assets		772
Derivitive Liabilities		(772)

	December 31, 2009
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$4,148	$0	$4,148
Mortgage Backed Securities-residential	—	300,184	—	300,184
Mortgage Backed Securities-commercial	—	$168	—	168
Collateralized mortgage obligations	—	119,564	—	119,564
State and municipal	—	148,733	—	148,733
Collateralized debt obligations	—	0	1,416	1,416
Other Securities	—	7,072	—	7,072
Equities	2,600	0	3,361	5,961

TOTAL	$2,600	$579,869	$4,777	$587,246

Derivitive Assets		889
Derivitive Liabilities		(889)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	March 31,	March 31
	2010	2009
Beginning Balance	$4,777	$7,994
Total realized/unrealized gains or losses
Included in earnings	(3,099)	(2,979)
Included in other comprehensive income	3,908	2,198
Settlements	(102)	(52)
Transfers into Level 3	—	—

Ending Balance	$5,484	$7,161

Changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2010 for Level 3 assets and liabilities that are still held at March 31, 2010 were approximately $3.1 million.
All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $20.2 million, net of a valuation allowance of $6.3 million at March 31, 2010. At December 31, 2009 impaired loans valued at Level 3 were carried at a fair value of $19.3 million, net of a valuation allowance of $5.4 million. The impact to the provision for loan losses was $1.3 million for the three months ended March 31, 2010, and was $1.7 million for the year ended December 31, 2009. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods.
The carrying amounts and estimated fair value of financial instruments at March 31, 2010 and December 31, 2009, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	65,202	65,202	84,371	84,371
Federal funds sold	12,645	12,645	21,576	21,576
Securities available—for—sale	578,364	578,364	587,246	587,246
Federal Home Loan Bank Stock	26,181	n/a	26,181	n/a
Loans, net *	1,601,312	1,594,547	1,612,327	1,604,412
Accrued interest receivable	10,933	10,933	12,005	12,005
Deposits	(1,806,542)	(1,814,212)	(1,789,701)	(1,798,059)
Short—term borrowings	(38,636)	(38,636)	(30,436)	(30,436)
Federal Home Loan Bank advances	(246,137)	(254,140)	(326,137)	(337,847)
Other borrowings	(6,600)	(6,600)	(6,600)	(6,600)
Accrued interest payable	(2,609)	(2,609)	(3,127)	(3,127)

*	includes credit card loans held for sale
5. Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2010	2009
Federal Funds Purchased	$11,066	$5,754
Repurchase Agreements	25,030	22,578
Note Payable — U.S. Government	2,590	2,104

	$38,686	$30,436

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2010	2009
FHLB Advances	$246,137	$326,137
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$252,737	$332,737

7. Components of Net Periodic Benefit Cost

	Three Months ended March 31,
	(000’s)
			Post-Retirement
	Pension Benefits		Health Benefits
	2010	2009	2010	2009
Service cost	$773	$768	$16	$27
Interest cost	828	693	55	60
Expected return on plan assets	(850)	(910)	—	—
Amortization of transition obligation	—	—	15	15
Net amortization of prior service cost	(4)	(5)	—	—
Net amortization of net (gain) loss	245	116	3	—

Net Periodic Benefit Cost	$992	$662	$89	$102

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1.6 and $1.2 million respectively to its Pension Plan and ESOP and $185,000 to the Post Retirement Health Benefits Plan in 2010. Contributions of $51 thousand have been made through the first three months of 2009 for the Post Retirement Health Benefits plan.
8. New accounting standards
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.
Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.
9. Acquisitions
On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville., a full service commercial bank headquartered in Danville, Illinois that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets with a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents, and $146.3 million in liabilities, including $145.7 million of deposits. A customer-related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately $14.6 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the bank for 95 percent of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $12.1 million on the acquisition date. At March 31, 2010 the indemnification was $13.5 million and subsequent to March 31, 2010 the first claims were filed for $7.2 million. The increase of $1.4 million in the indemnification assets is the result of losses on acquired loans not previously identified. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which was included in Non-Interest Income in the 2009 Consolidated Statement of Operations. Because of the short time period between the July 2, 2009 closing of the transaction and the end of the Company’s fiscal quarter on March 31, 2010, the Company continues to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded. The Company expects to finalize its analysis of these assets and, therefore, adjustments to the recorded carrying values may occur. Pro forma income statement information is not disclosed as the acquisition is immaterial to the Corporation.

FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-10 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at March 31, 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	March 31, 2010
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$15,737	$41,363	$—	$57,100
Foreclosed Assets	—	—	1,163	1,163

Total Covered Assets	$15,737	$41,363	$1,163	$58,263

	December 31, 2009
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$16,849	$55,025	$—	$71,874
Foreclosed Assets	—	—	1,256	1,256

Total Covered Assets	$16,849	$55,025	$1,256	$73,130

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-10 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans were $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At March 31, 2010, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was $99 thousand allowance for credit losses related to these loans at March 31, 2010. Because of the short time period between the closing of the transaction and March 31, 2010, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates and changes in the carrying amount and accretable yield for these loans from the acquisition date and March 31, 2010 were not material. The Company expects to finalize its analysis of these loans and, therefore, adjustments to the estimated amounts may occur.
On the acquisition date, the preliminary estimate of the contractually required payments receivable for all Non FASB ASC 310-30 loans acquired in the acquisition were $58.4 million and the estimated fair value of the loans were $60.7 million.
ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk
The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2009 filed as an exhibit to the Corporation’s 10-K filed for the fiscal year ended December 31, 2009.
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies
Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2009 Annual Report on Form 10-K.
Summary of Operating Results
Net income for the three months ended March 31, 2010 was $5.7 compared to $4.5 for the same period of 2009. Basic earnings per share increased to $0.43 for the first quarter of 2009 compared to $0.35 for same period of 2009. Return on Assets and Return on Equity were 0.92% and 7.29% respectively for the three months ended March 31, 2010, compared to 0.79%and 6.17% for the three months ended March 31, 2009.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $2.8 million in the three months ended March 31, 2010 to $23.3 million from $20.5 million in the same period in 2009. The net interest margin for the first three months of 2009 is 4.26% compared to 4.03% for the same period of 2009, a 5.7% increase, driven by a greater decrease in funding costs than the decline in the rates of return on earning assets.
Non-Interest Income
Non-interest income for the three months ended March 31, 2010 was $5.0 million compared to the $4.7 million for the same period of 2009. Non-interest income was reduced by the other than temporary impairment loss on securities of $3.1 and $3.0 million respectively for the three month periods ending March 31, 2010 and 2009. Further discussion on OTTI is included in Note 3.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended March 31, 2010 increased by $1.6 million compared to the same periods in 2009 due to increased FDIC expenses of $396 thousand and increased personnel and occupancy costs of $809 thousand associated in part with the acquisition of the business unit discussed in Note 9.
Allowance for Loan Losses
The Corporation’s provision for loan losses decreased $400 thousand for the first quarter of 2010 compared to the same period of 2009. The provision was $2.4 million for the three months ended March 31, 2010, compared to $2.8 million for the same period of 2009, while net charge-offs for the same periods increased by $408 thousand. Many of the charge-offs in the first 3 months of 2010 were specifically reserved for at December 31, 2009. The volume of impaired and non-accrual loans both increased reflecting management’s proactive approach to the recognition of problem credits as well as from the acquisition of a failed financial institution from the FDIC. The allowance for loan losses has remained virtually the same at 1.20% of gross loans, or $19.4 million at March 31, 2010 compared to 1.19% of gross loans, or $19.4 million at December 31, 2009. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2010 and December 31, 2009 follows:

	(000’s)
	March 31,	December 31,
	2010	2009
Non-accrual loans	$38,584	$35,953
Restructured loans	89	90
Accruing loans past due over 90 days	6,444	8,218

	$45,117	$44,261

Ratio of the allowance for loan losses as a percentage of non-performing loans	43%	44%
The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	March 31,	December 31,
Non-accrual loans	2010	2009
1-4 family residential	$4,160	$2,917
Commercial loans	32,431	30,961
Installment loans	1,993	2,075

	$38,584	$35,953

Past due 90 days or more
1-4 family residential	$660	$1,837
Commercial loans	5,333	5,937
Installment loans	451	444

	$6,444	$8,218

The following table is information on the non-accrual loans at March 31, 2010 and December 31, 2009 that were from the acquisition of assets from The First National Bank of Danville

	(000’s)	(000’s)
	March 31,	December 31,
Non-accrual loans	2010	2009
1-4 family residential	$318	$168
Commercial loans	7,968	7,396
Installment loans	—	—

	$8,286	$7,564

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
The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2010. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 0.66% over the next 12 months and increase 2.36% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.05% over the next 12 months and decrease 0.06% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	0.38%	0.23%	0.26%
Down 100	0.05	-0.06	-0.09
Up 100	0.66	2.36	4.17
Up 200	-0.55	2.49	6.06
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.6 million of investments that mature throughout the next 12 months. The Corporation also anticipates $114.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $16.3 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the first quarter of 2010 to the same period in 2009, loans net of unearned discount are up 9.15% or $135.9 million. Deposits are up $225.2 million at March 31, 2010, a 14.2% increase from the balances at the same time in 2009. Shareholders’ equity increased $20.1 million from March 31, 2009. This financial performance increased book value per share 6.8% to $24.10 at March 31, 2010 from $22.56 at March 31, 2009. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of March 31, 2010, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	March 31, 2010	December 31, 2009	To Be Well Capitalized

Total risk-based capital
Corporation	17.08%	16.44%	N/A
First Financial Bank	16.75%	16.09%	10.00%

Tier I risk-based capital
Corporation	16.07%	15.45%	N/A
First Financial Bank	15.88%	15.23%	6.00%

Tier I leverage capital
Corporation	12.46%	12.01%	N/A
First Financial Bank	12.33%	11.86%	5.00%

ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 1 A. Risk Factors.
There have been no material changes in the risk factors from those disclosed in the Corporation’s 2009 Annual Report on Form 10-K.
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

			(c)
			Total Number Of Shares	(d)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs	Be Purchased
January 1 - 31, 2010	3,000	28.55	N/A	N/A
February 1 - 28, 2010	14,000	26.08	N/A	N/A
March 1 - 31, 2010	0	0.00	N/A	N/A

Total	17,000	26.51	N/A	N/A
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.
Exhibit No.: Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 by Principal Executive Officer, dated May 7, 2010

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 by Principal Financial Officer, dated May 7, 2010.

32.1
Certification, dated May 7, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: May 7, 2010	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 7, 2010	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: May 7, 2010	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit No.: Description of Exhibit:
Exhibit Index

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 by Principal Executive Officer, dated May 7, 2010

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 by Principal Financial Officer, dated May 7, 2010.

32.1
Certification, dated May 7, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2010.