Form 10-Q
period 2010-06-30
FIRST FINANCIAL CORP /IN/
filed 2010-08-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
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
As of August 5, 2010, the registrant had outstanding 13,106,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I – Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$60,302	$84,371
Federal funds sold and short-term investments	24,930	21,576
Securities available-for-sale	600,986	587,246
Loans:
Commercial, financial and agricultural	591,493	558,211
Real estate – construction	25,182	27,231
Real estate – mortgage	720,587	729,668
Installment	313,112	314,417
Lease financing	2,314	2,313

	1,652,688	1,631,840
Less:
Unearned Income	(69)	(76)
Allowance for loan losses	(19,915)	(19,437)

	1,632,704	1,612,327

Restricted Stock	27,835	27,835
Accrued interest receivable	10,959	12,005
Premises and equipment, net	35,079	35,551
Bank-owned life insurance	65,008	64,057
Goodwill	7,102	7,102
Other intangible assets	4,178	4,916
Other real estate owned	5,397	5,885
FDIC Indimnification Asset	4,873	12,124
Other assets	49,716	43,727

TOTAL ASSETS	$2,529,069	$2,518,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$357,706	$312,990
Interest-bearing:
Certificates of deposit of $100 or more	253,620	238,830
Other interest-bearing deposits	1,269,872	1,237,881

	1,881,198	1,789,701
Short-term borrowings	36,917	30,436
Other borrowings	223,237	332,737
Other liabilities	68,531	59,365

TOTAL LIABILITIES	2,209,883	2,212,239
Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,109,130 in 2010 and 13,129,630 in 2009	1,806	1,806
Additional paid-in capital	68,739	68,739
Retained earnings	284,724	277,357
Accumulated other comprehensive income (loss)	(2,024)	(7,904)
Treasury shares at cost-1,341,836 in 2010 and 1,321,336 in 2009	(34,059)	(33,515)

TOTAL SHAREHOLDERS’ EQUITY	319,186	306,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,529,069	$2,518,722

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,032	$22,730	$48,052	$45,637
Securities:
Taxable	4,842	5,819	9,850	11,987
Tax-exempt	1,676	1,648	3,302	3,289
Other	430	461	968	931

TOTAL INTEREST INCOME	30,980	30,658	62,172	61,844

INTEREST EXPENSE:
Deposits	4,259	5,573	8,657	11,777
Short-term borrowings	80	137	170	280
Other borrowings	2,560	4,372	5,983	8,748

TOTAL INTEREST EXPENSE	6,899	10,082	14,810	20,805

NET INTEREST INCOME	24,081	20,576	47,362	41,039

Provision for loan losses	2,190	2,860	4,620	5,690

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	21,891	17,716	42,742	35,349

NON-INTEREST INCOME:
Trust and financial services	1,197	932	2,456	1,946
Service charges and fees on deposit accounts	2,670	2,767	5,072	5,264
Other service charges and fees	1,938	1,652	3,759	3,184
Securities gains/(losses), net	0	2	245	2
Total Impairment Losses	(71)	(3,783)	(3,170)	(7,408)
Loss recognized in other comprehensive loss	0	2,197	—	2,843

Net impairment loss recognized in earnings	(71)	(1,586)	(3,170)	(4,565)
Insurance commissions	1,582	1,577	3,252	3,016
Gain on sales of mortgage loans	399	608	671	1,184
Other	157	177	601	844

TOTAL NON-INTEREST INCOME	7,872	6,129	12,886	10,875

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,678	10,014	21,508	20,194
Occupancy expense	1,151	1,027	2,402	2,119
Equipment expense	1,205	1,109	2,421	2,230
FDIC Expense	727	1,601	1,429	1,907
Other	4,939	4,251	9,221	8,249

TOTAL NON-INTEREST EXPENSE	18,700	18,002	36,981	34,699

INCOME BEFORE INCOME TAXES	11,063	5,843	18,647	11,525

Provision for income taxes	3,350	1,222	5,248	2,374

NET INCOME	$7,713	$4,621	$13,399	$9,151

PER SHARE DATA
Basic and Diluted	$0.59	$0.35	$1.02	$0.70

Dividends Per Share	$0.46	$0.45	$0.46	$0.45

Weighted average number of shares outstanding (in thousands)	13,112	13,117	13,116	13,117

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2010, and 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, April 1, 2010	$1,806	$68,739	$283,043	$(3,526)	$(33,966)	$316,096
Comprehensive income:
Net income	—	—	7,713	—	—	7,713
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	1,224	—	1,224
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary -impairment has been recognized in earnings, net of tax	—	—	—	100	—	100
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	178	—	178

Total comprehensive income/(loss)						9,215
Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (3,500 shares)	—	—	—	—	(93)	(93)

Balance, June 30, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

Balance, April 1, 2009	$1,806	$68,654	$267,645	$(8,403)	$(33,785)	$295,917
Comprehensive income:
Net income	—	—	4,621	—	—	4,621
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	(55)	—	(55)
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary -impairment has been recognized in earnings, net of tax	—	—	—	(2,014)	—	(2,014)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	91	—	91

Total comprehensive income/(loss)						2,643
Cumulative Effect of change in accounting principle, adoption of FSP ASC 320-10-65, net of tax	—	—	3,333	(3,333)	—	—
Cash Dividends, $.45 per share	—	—	(5,903)	—	—	(5,903)

Balance, June 30, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2010, and 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483
Comprehensive income:
Net income	—	—	13,399	—	—	13,399
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	3,508	—	3,508
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary -impairment has been recognized in earnings, net of tax	—	—	—	2,016	—	2,016
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	356	—	356

Total comprehensive income/(loss)						19,279
Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (20,500 shares)	—	—	—	—	(544)	(544)

Balance, June 30, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844
Comprehensive income:
Net income	—	—	9,151	—	—	9,151
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	4,591	—	4,591
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary -impairment has been recognized in earnings, net of tax	—	—	—	(2,208)	—	(2,208)
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	182	—	182

Total comprehensive income/(loss)						11,716
Cumulative Effect of change in accounting principle, adoption of FSP ASC 320-10-65, net of tax	—	—	3,333	(3,333)	—	—
Cash Dividends, $.45 per share	—	—	(5,903)	—	—	(5,903)

Balance, June 30, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$13,399	$9,151
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(610)	(1,501)
Provision for loan losses	4,620	5,690
Securities (gains) losses	(245)	(2)
Securities impairment loss	3,169	4,565
(Gain) loss on sale of other real estate	59	36
Depreciation and amortization	2,384	1,821
Other, net	6,913	(5,281)

NET CASH FROM OPERATING ACTIVITIES	29,689	14,479

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	7,250	—
Calls, maturities and principal reductions on securities available-for-sale	131,690	58,507
Purchases of securities available-for-sale	(145,791)	(46,989)
Loans made to customers, net of repayment	(25,815)	(79,917)
Proceeds from sales of other real estate owned	1,495	1,483
Net change in federal funds sold	(3,354)	4,030
Additions to premises and equipment	(1,174)	(1,192)

NET CASH FROM INVESTING ACTIVITIES	(35,699)	(64,078)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	91,412	21,128
Net change in short-term borrowings	6,481	74,069
Dividends paid	(5,908)	(5,903)
Purchase of treasury stock	(544)	—
Proceeds from other borrowings	2,000	70,000
Repayments on other borrowings	(111,500)	(122,329)

NET CASH FROM FINANCING ACTIVITIES	(18,059)	36,965

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,069)	(12,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,371	67,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,302	$54,664

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying June 30, 2010 and 2009 consolidated financial statements are unaudited. The December 31, 2009 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2009 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2009 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2009.
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
2. Allowance for Loan Losses
The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	June 30,
(Dollar amounts in thousands)	2010	2009

Balance at beginning of year	$19,437	$16,280
Provision for loan losses	4,620	5,690
Recoveries of loans previously charged off	2,652	1,087
Loans charged off	(6,794)	(6,020)

BALANCE AT END OF PERIOD	$19,915	$17,037

A loan is considered to be impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. Large groups of smaller balance homogeneous loans, such as consumer, residential real estate and even smaller balance commercial loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Also included in impaired loans are loans acquired in the First National Bank of Danville acquisition. See Note 9 for further discussion of these loans. Impairment is primarily measured based on the fair value of the loan’s collateral. The following table summarizes impaired loan information:

	(000’s)
	June 30,	December 31,
	2010	2009
Impaired Loans with allocated allowance for loan losses	$17,603	$19,330
Impaired Loans with no allocated allowance for loan losses	6,715	5,344

	$24,318	$24,674

Amount of allowance allocated to impaired loans	$5,972	$5,438
Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	June 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$4,050	$68	$0	$4,118
Mortgage Backed Securities — Residential	305,265	18,213	—	$323,478
Mortgage Backed Securities — Commercial	150	4	—	$154
Collateralized Mortgage Obligations	105,378	3,310	(5)	$108,683
State and Municipal Obligations	149,693	6,852	(183)	$156,362
Collateralized Debt Obligations	15,846	—	(13,715)	$2,131
Equity Securities	5,674	1,385	(999)	6,060

	$586,056	$29,832	$(14,902)	$600,986

	(000’s)
	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$4,103	$45	$0	$4,148
Mortgage Backed Securities — Residential	285,964	14,260	(40)	$300,184
Mortgage Backed Securities — Commercial	162	6	—	$168
Collateralized Mortgage Obligations	116,330	3,334	(100)	$119,564
State and Municipal Obligations	143,039	5,926	(232)	$148,733
Collateralized Debt Obligations	19,253	—	(17,837)	$1,416
Other Securities	7,004	257	(189)	$7,072
Equity Securities	5,668	1,462	(1,169)	5,961

	$581,523	$25,290	$(19,567)	$587,246

Contractual maturities of debt securities at June 30, 2010 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,467	$7,709
Due after one but within five years	38,969	40,897
Due after five but within ten years	41,427	43,682
Due after ten years	187,104	179,006

	274,967	271,294
Mortgage-backed securities and equities	311,089	329,692

TOTAL	$586,056	$600,986

There were $320 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales for the six months ended June 30, 2010.
The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized mortgage obligations	$6,073	$(5)	$—	$—	$6,073	$(5)
State and municipal obligations	5,198	(89)	2,880	(94)	8,078	(183)
Collateralized Debt Obligations	—	—	2,131	(13,715)	2,131	(13,715)
Equities	382	(41)	1,880	(958)	2,262	(999)

Total temporarily impaired securities	$11,653	$(135)	$6,891	$(14,767)	$18,544	$(14,902)

	December 31, 2009
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$6,985	$(38)	$47	$(2)	$7,032	$(40)
Collateralized mortgage obligations	6,094	(100)	—	—	6,094	(100)
State and municipal obligations	6,594	(45)	4,841	(187)	11,435	(232)
Collateralized Debt Obligations	—	—	1,416	(17,837)	1,416	(17,837)
Other Securities	—	—	811	(189)	811	(189)
Equities	543	(280)	1,150	(889)	1,693	(1,169)

Total temporarily impaired securities	$20,216	$(463)	$8,265	$(19,104)	$28,481	$(19,567)

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
Gross unrealized losses on investment securities were $14.9 million as of June 30, 2010 and $19.6 million as of December 31, 2009. A majority of these losses represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Unrealized losses on equity securities relate to investments in bank stocks held at the holding company. Bank stock values have been negatively impacted by the current economic environment and market pessimism. The largest part of this unrealized loss ($525 or 53%) relates to the Corporations ownership of stock in Fifth Third Corporation. The stock price of this issuer has increased significantly from its low in February 2009. Although the June 30, 2010 price was below that of March 31, 2010, the stock traded higher than the first quarter closing price for much of the quarter. Based upon the continued positive price momentum and our review of current projected financial performance of the issuers, we do not believe these investments to be other than temporarily impaired as of June 30, 2010. Further management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that two CDO’s included in collateralized debt obligations were other-than-temporarily impaired and wrote our investments in those CDO’s totaling $1.44 million down to their present value of expected cash flows through earnings of $1.37 million at June 30, 2010 to properly reflect credit losses associated those CDO’s. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. Two of the CDO’s included in collateralized debt obligations did not have any adverse change in the projected cash flows during the quarter. In the first quarter of 2010 our analysis of expected cash flows determined that four CDO’s included in collateralized debt obligations were other-than-temporarily impaired and wrote our investments in those CDO’s totaling $16.95 million down to their present value of expected cash flows through earnings of $13.75 million at March 31, 2010. The second quarter activity, which includes interest payments applied to principal on the two CDO’s that did not experience additional impairment, brings the present value of expected cash flows through earnings of all four CDO’s to $13.58 million at June 30, 2010. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.
Collateralized debt obligations include an additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $2.3 million and a fair value of $1.5 million is rated BAA1 and is the senior tranche, is not in the scope of FASB ASC 325 and is not considered to be other-than-temporarily impaired based on its credit quality.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from .53 to 8.01 while Moody Investor Service pricing ranges from 3.77 to 46.00, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.
The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$14,458	$9,124	$11,359	$6,145
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized		$1,192		$1,485
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	71	5,950	3,170	8,636
Adoption of new accounting guidance on OTTI		(5,556)		(5,556)

Ending balance, June 30, 2010	$14,529	$10,710	$14,529	$10,710

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in bank equities. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes. Current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers. The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts. The fair value of investments in bank equities is based on the prices of recent stock trades and is considered Level 3 because these stocks are not publicly traded.
The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2010
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$4,118	$0	$4,118
Mortgage Backed Securities-residential	—	323,478	—	323,478
Mortgage Backed Securities-commercial	—	$154	—	154
Collateralized mortgage obligations	—	108,683	—	108,683
State and municipal	—	156,362	—	156,362
Collateralized debt obligations	—	—	2,131	2,131
Equities	2,728	—	3,332	6,060

TOTAL	$2,728	$592,795	$5,463	$600,986

Derivitive Assets		1,751
Derivitive Liabilities		(1,751)

	December 31, 2009
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$4,148	$0	$4,148
Mortgage Backed Securities-residential	—	300,184	—	300,184
Mortgage Backed Securities-commercial	—	$168	—	168
Collateralized mortgage obligations	—	119,564	—	119,564
State and municipal	—	148,733	—	148,733
Collateralized debt obligations	—	0	1,416	1,416
Other Securities	—	7,072	—	7,072
Equities	2,600	0	3,361	5,961

TOTAL	$2,600	$579,869	$4,777	$587,246

Derivitive Assets		889
Derivitive Liabilities		(889)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009.

	(000’s)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning Balance	$5,484	$7,161	$4,777	$7,994
Total realized/unrealized gains or losses
Included in earnings	(70)	(1,586)	(3,169)	(4,565)
Included in other comprehensive income	149	1,104	4,057	3,302
Settlements	(100)	—	(202)	(52)
Transfers into Level 3	—	—	—	—

Ending Balance	$5,463	$6,679	$5,463	$6,679

Changes in unrealized gains and losses recorded in earnings for the three and six months ended June 30, 2010 for Level 3 assets and liabilities that are still held at June 30, 2010 were approximately $70 thousand and $3.2 million, respectively.
All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $18.3 million, net of a valuation allowance of $6.0 million at June 30, 2010. At December 31, 2009 impaired loans valued at Level 3 were carried at a fair value of $19.3 million, net of a valuation allowance of $5.4 million. The impact to the provision for loan losses was $534 thousand for the six months ended June 30, 2010, and was $1.7 million for the year ended December 31, 2009. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements.
The carrying amounts and estimated fair value of financial instruments at June 30, 2010 and December 31, 2009, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.
The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	60,302	60,302	84,371	84,371
Federal funds sold	24,930	24,930	21,576	21,576
Securities available-for-sale	600,986	600,986	587,246	587,246
Federal Home Loan Bank stock	26,181	N/A	26,181	N/A
Loans, net	1,632,704	1,630,321	1,612,237	1,604,412
Accrued interest receivable	10,959	10,959	12,005	12,005
Deposits	(1,881,198)	(1,888,562)	(1,789,701)	(1,798,059)
Short-term borrowings	(36,917)	(36,917)	(30,436)	(30,436)
Federal Home Loan Bank advances	(216,637)	(223,768)	(326,137)	(337,847)
Other borrowings	(6,600)	(6,600)	(6,600)	(6,600)
Accrued interest payable	(2,358)	(2,358)	(3,127)	(3,127)

5. Short-Term Borrowings
Period-end short-term borrowings were comprised of the following:

	(000’s)
	June 30,	December 31,
	2010	2009

Federal Funds Purchased	$6,158	$5,754
Repurchase Agreements	29,166	22,578
Note Payable — U.S. Government	1,593	2,104

	$36,917	$30,436

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	June 30,	December 31,
	2010	2009

FHLB Advances	$216,637	$326,137
City of Terre Haute, Indiana economic development revenue bonds	6,600	6,600

	$223,237	$332,737

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$773	$768	$16	$27	$1,546	$1,536	$33	$55
Interest cost	828	693	55	60	1,657	1,387	109	120
Expected return on plan assets	(850)	(911)	—	—	(1,700)	(1,822)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Net amortization of prior service cost	(4)	(5)	—	—	(9)	(9)	—	—
Net amortization of net (gain) loss	245	116	3	—	491	231	6	—

Net Periodic Benefit Cost	$992	$661	$89	$102	$1,985	$1,323	$178	$205

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1.6 and $1.2 million respectively to its Pension Plan and ESOP and $185,000 to the Post Retirement Health Benefits Plan in 2010. Contributions of $332 thousand have been made through the first six months of 2010 for the Pension Plan. Contributions of $103 thousand have been made through the first six months of 2010 for the Post Retirement Health Benefits plan.
8. New accounting standards
In April 2010, the FASB issued ASU No. 2010-18, “Receivables (Topic 310)-Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation has evaluated the impact of adoption and does not expect the ASU will have a material impact on the Corporation’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 will improve transparency in financial reporting for companies that hold financing receivables, which include loans, lease receivables and other long-term receivables. The additional disclosures required by ASU 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The ASU has not yet been adopted and is not expected to have a material impact on our company’s financial position, cash flows or results of operations.
9. Acquisitions
On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville., a full service commercial bank headquartered in Danville, Illinois that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets with a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents, and $146.3 million in liabilities, including $145.7 million of deposits. A customer-related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately $14.6 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the bank for 95 percent of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $12.1 million on the acquisition date. At June 30, 2010 the indemnification asset was $4.9 million. The decrease in this balance since acquisition date is due to reimbursement received from the FDIC on losses incurred. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which was included in Non-Interest Income in the 2009 Consolidated Statement of Operations. Pro forma income statement information is not disclosed as the acquisition is immaterial to the Corporation.
FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-10 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at June 30, 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	June 30, 2010
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$14,139	$39,388	$—	$53,527
Foreclosed Assets	—	—	1,163	1,163

Total Covered Assets	$14,139	$39,388	$1,163	$54,690

	December 31, 2009
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$16,849	$55,025	$—	$71,874
Foreclosed Assets	—	—	1,256	1,256

Total Covered Assets	$16,849	$55,025	$1,256	$73,130

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-10 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans were $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2010, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was $94 thousand allowance for credit losses related to these loans at June 30, 2010.
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
Summary of Operating Results
Net income for the three and six months ended June 30, 2010 was $7.7 and $13.4 million respectively compared to $4.6 and $9.2 million for the same period of 2009. Basic earnings per share increased to $0.59 for the second quarter of 2010 compared to $0.35 for same period of 2009. Year to date earnings per share at June 30, 2010 is $1.02 compared to $0.70 for the same period of 2009. Return on Assets and Return on Equity were 1.23% and 9.68% respectively, for the three months ended June 30, 2010 compared to 0.79%and 6.19% for the three months ended June 30, 2009. Return on Equity were 1.07% and 8.560% respectively, for the six months ended June 30, 2010 compared to 0.79%and 6.18% for the six months ended June 30, 2009.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $3.5 million in the three months ended June 30, 2010 to $24.1 million from $20.6 million in the same period in 2009. The net interest margin for the three months ended June 30, 2010 is 4.34% compared to 4.01% for the same period of 2009, a 8.2% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the three months ended June 30, 2010 was $7.9 million compared to the $6.1 million for the same period of 2009. Trust fee income increased $261 thousand and fees associated with electronic banking improved by $454 thousand compared to the same period of 2009. OTTI of $70 thousand was recorded in the second quarter of 2010 and $3.2 million was recorded for the six months ended June 30, 2010. This compares to $1.6 million was recorded in the second quarter of 2009 and $4.6 million recorded for the six months ended June 30, 2009. Further discussion on OTTI is included in Note 3.

Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended June 30, 2010 increased by $698 thousand compared to the same period in 2009. Increases in personnel costs were offset as the FDIC expense was reduced from the same period of 2009 when there was a special assessment of 5 basis points of First Financial Bank’s total assets less it’s Tier 1 capital. In addition to increased personnel costs the occupancy and equipment expenses were increased primarily due to the acquisition of the former First National Bank of Danville acquired on July 2, 2009.
Allowance for Loan Losses
The Corporation’s provision for loan losses decreased $670 thousand for the second quarter of 2010 compared to the same period of 2009. The provision of $4.62 million for the six months ended June 30, 2010 is $1.07 million lower than the same period of 2009, while net charge-offs for the same periods decreased by $791 thousand. The volume of impaired and non-accrual loans both increased reflecting management’s conservative approach to the recognition of problem credits. The specific allocation of probable losses for these credits increased by $2.1 million while the historical allocation of the allowance for the remaining portfolio, adjusted for factors management believes reflect the current economic cycle, decreased by $205 thousand The allowance for loan losses has increased slightly to 1.21% of gross loans, or $19.9 million at June 30, 2010 compared to 1.19% of gross loans, or $19.4 million at December 31, 2009. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at June 30, 2010 and December 31, 2009 follows:

	(000’s)
	June 30,	December 31,
	2010	2009
Non-accrual loans	$36,657	$35,953
Restructured loans	64	90
Accruing loans past due over 90 days	5,192	8,218

	$41,913	$44,261

Ratio of the allowance for loan losses as a percentage of non-performing loans	48%	44%
The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	June 30,	December 31,
	2010	2009
Non-accrual loans
1-4 family residential	$4,404	$2,917
Commercial loans	30,008	30,961
Installment loans	2,245	2,075

	$36,657	$35,953

Past due 90 days or more
1-4 family residential	$1,029	$1,837
Commercial loans	4,019	5,937
Installment loans	144	444

	$5,192	$8,218

The following table is information on the non-accrual loans at June 30, 2010 and December 31, 2009 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000’s)	(000’s)
	June 30,	December 31,
	2010	2009
Non-accrual loans
1-4 family residential	$440	$168
Commercial loans	6,473	7,396
Installment loans	—	—

	$6,913	$7,564
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
The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2010. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 0.78% over the next 12 months and increase 3.20% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.07% over the next 12 months and decrease 0.89% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.38%	-2.60%	-4.21%
Down 100	0.07	-0.89	-1.67
Up 100	0.78	3.20	5.49
Up 200	0.81	5.03	9.45
Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $7.7 million of investments that mature throughout the next 12 months. The Corporation also anticipates $167.4 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $15.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition
Comparing the second quarter of 2010 to the same period in 2009, loans, including credit card loans held-for-sale in 2009, net of unearned discount are up 6.96% or $107.5 million. Deposits are up $296.6 million at June 30, 2010, a 18.7% increase from the balances at the same time in 2009. Shareholders’ equity increased $26.5 million. This financial performance increased book value per share 9.0% to $24.33 at June 30, 2010 from $22.31 at June 30, 2009. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of June 30, 2010, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2010	December 31, 2009	To Be Well Capitalized

Total risk-based capital
Corporation	16.88%	16.44%	N/A
First Financial Bank	16.54%	16.09%	10.00%

Tier I risk-based capital
Corporation	15.86%	15.45%	N/A
First Financial Bank	15.66%	15.23%	6.00%

Tier I leverage capital
Corporation	12.46%	12.01%	N/A
First Financial Bank	12.14%	11.86%	5.00%
ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information.
Not applicable.
ITEM 6. Exhibits.
Exhibit No.: Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q filed May 7, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 by Principal Executive Officer, dated August 6, 2010

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 by Principal Financial Officer, dated August 6, 2010.

32.1
Certification, dated August 6, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION (Registrant)
Date: August 6, 2010	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 6, 2010	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit No.: Description of Exhibit:
Exhibit Index

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q filed May 7, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 by Principal Executive Officer, dated August 6, 2010

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 by Principal Financial Officer, dated August 6, 2010.

32.1
Certification, dated August 6, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2010.