Form 10-Q
period 2010-09-30
FIRST FINANCIAL CORP /IN/
filed 2010-11-04
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010
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
As of November 3, 2010, the registrant had outstanding 13,151,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION
FORM 10-Q

Part I – Financial Information
Item 1. Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$63,151	$84,371
Federal funds sold and short-term investments	77,980	21,576
Securities available-for-sale	594,476	587,246
Loans:
Commercial	881,741	870,977
Resisdential	443,630	447,379
Consumer	315,262	314,561

	1,640,633	1,632,917

Less:
Unearned Income	(979)	(1,153)
Allowance for loan losses	(19,974)	(19,437)

	1,619,680	1,612,327

Restricted Stock	27,835	27,835
Accrued interest receivable	11,769	12,005
Premises and equipment, net	34,519	35,551
Bank-owned life insurance	65,597	64,057
Goodwill	7,102	7,102
Other intangible assets	3,860	4,916
Other real estate owned	4,743	5,885
FDIC indemnification ssset	2,498	12,124
Other assets	48,933	43,727

TOTAL ASSETS	$2,562,143	$2,518,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$307,876	$312,990
Interest-bearing:
Certificates of deposit of $100 or more	227,712	238,830
Other interest-bearing deposits	1,382,075	1,237,881

	1,917,663	1,789,701
Short-term borrowings	36,218	30,436
Other borrowings	219,160	332,737
Other liabilities	61,420	59,365

TOTAL LIABILITIES	2,234,461	2,212,239
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,106,630 in 2010 and 13,116,630 in 2009	1,806	1,806
Additional paid-in capital	68,739	68,739
Retained earnings	291,017	277,357
Accumulated other comprehensive income (loss)	245	(7,904)
Treasury shares at cost-1,344,336 in 2010 and 1,334,336 in 2009	(34,125)	(33,515)

TOTAL SHAREHOLDERS’ EQUITY	327,682	306,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,562,143	$2,518,722

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,355	$24,332	$72,407	$69,969
Securities:
Taxable	4,544	5,712	14,394	17,699
Tax-exempt	1,680	1,672	4,982	4,961
Other	607	508	1,575	1,439

TOTAL INTEREST INCOME	31,186	32,224	93,358	94,068

INTEREST EXPENSE:
Deposits	3,932	5,012	12,589	16,789
Short-term borrowings	80	145	250	425
Other borrowings	2,521	4,200	8,504	12,948

TOTAL INTEREST EXPENSE	6,533	9,357	21,343	30,162

NET INTEREST INCOME	24,653	22,867	72,015	63,906
Provision for loan losses	2,390	3,690	7,010	9,380

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,263	19,177	65,005	54,526

NON-INTEREST INCOME:
Trust and financial services	1,077	1,174	3,533	3,120
Service charges and fees on deposit accounts	2,737	2,968	7,809	8,232
Other service charges and fees	2,027	1,871	5,786	5,055
Securities gains/(losses), net	28	—	273	2
Total Impairment Losses	(859)	(3,806)	(4,028)	(9,116)
Loss recognized in other comprehensive loss	—	484	—	1,229

Net impairment loss recognized in earnings	(859)	(3,322)	(4,028)	(7,887)
Insurance commissions	1,590	1,584	4,842	4,600
Gain on sales of mortgage loans	630	526	1,301	1,710
Gain on bargain purchase	—	5,409	—	5,409
Other	66	89	666	933

TOTAL NON-INTEREST INCOME	7,296	10,299	20,182	21,174

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,046	10,619	33,554	30,813
Occupancy expense	1,374	1,171	3,776	3,290
Equipment expense	1,190	1,174	3,611	3,404
FDIC Insurance	757	692	2,186	2,599
Other	5,213	4,855	14,434	13,104

TOTAL NON-INTEREST EXPENSE	20,580	18,511	57,561	53,210

INCOME BEFORE INCOME TAXES	8,979	10,965	27,626	22,490
Provision for income taxes	2,686	3,246	7,934	5,620

NET INCOME	$6,293	$7,719	$19,692	$16,870

PER SHARE DATA
Basic and Diluted	$0.48	$0.59	$1.50	$1.29

Dividends Per Share	—	—	$0.46	$0.45

Weighted average number of shares outstanding (in thousands)	13,107	13,117	13,113	13,117

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2010, and 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, July 1, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

Comprehensive income:
Net income	—	—	6,293	—	—	6,293
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	1,836	—	1,836
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of tax	—	—	—	255	—	255
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	178	—	178

Total comprehensive income/(loss)						8,562

Treasury stock purchase (2,500 shares)	—	—	—	—	(66)	(66)

Balance, September 30, 2010	$1,806	$68,739	$291,017	$245	$(34,125)	$327,682

Balance, July 1, 2009	$1,806	$68,654	$269,696	$(13,714)	$(33,785)	$292,657

Comprehensive income:
Net income	—	—	7,719	—	—	7,719
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	9,248	—	9,248
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of tax	—	—	—	(492)	—	—
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	91	—	91

Total comprehensive income/(loss)						17,058

Balance, September 30, 2009	$1,806	$68,654	$277,415	$(4,867)	$(33,785)	$309,715

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2010, and 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483

Comprehensive income:
Net income	—	—	19,692	—	—	19,692
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,341	—	5,341
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of tax	—	—	—	2,274	—	2,274
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	534	—	534

Total comprehensive income/(loss)						27,841

Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (23,000 shares)	—	—	—	—	(610)	(610)

Balance, September 30, 2010	$1,806	$68,739	$291,017	$245	$(34,125)	327,682

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Comprehensive income:
Net income	—	—	16,870	—	—	16,870
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	23,116	—	23,116
Change in unrealized gains(losses) on securities available-for-sale for which a portion of an other-than-temporary-impairment has been recognized in earnings, net of tax	—	—	—	(11,977)	—	—
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	273	—	273

Total comprehensive income/(loss)						40,259

Cumulative Effect of change in accounting principle, adoption of ASC320-10-65-65, net of tax	—	—	3,333	(3,333)	—	—

Cash Dividends, $.45 per share	—	—	(5,903)	—	—	(5,903)

Balance, September 30, 2009	$1,806	$68,654	$277,415	$(4,867)	$(33,785)	$321,200

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$19,692	$16,870
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(768)	(2,018)
Provision for loan losses	7,010	9,380
Securities (gains) losses	(273)	7,887
Securities impairment loss	4,028	—
Gain on purchase of business unit	—	(5,409)
(Gain) loss on sale of other real estate	80	90
Depreciation and amortization	3,528	2,854
Other, net	6,347	(536)

NET CASH FROM OPERATING ACTIVITIES	39,644	29,118

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	7,250	—
Calls, maturities and principal reductions on securities available-for-sale	174,359	89,911
Purchases of securities available-for-sale	(179,137)	(65,683)
Loans made to customers, net of repayment	(15,613)	(100,956)
Cash received from purchase of business unit	—	30,977
Proceeds from sales of other real estate owned	2,628	2,020
Net change in federal funds sold	(56,404)	6,530
Additions to premises and equipment	(1,440)	(2,739)

NET CASH FROM INVESTING ACTIVITIES	(68,357)	(39,940)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	127,838	18,475
Net change in short-term borrowings	5,782	59,292
Dividends paid	(11,940)	(11,805)
Purchase of treasury stock	(610)	—
Proceeds from other borrowings	2,000	120,000
Repayments on other borrowings	(115,577)	(172,401)

NET CASH FROM FINANCING ACTIVITIES	7,493	13,561

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,220)	2,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,371	67,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,151	$70,037

See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying September 30, 2010 and 2009 consolidated financial statements are unaudited. The December 31, 2009 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2009 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2009 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2009.
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
2. Allowance for Loan Losses
The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	September 30,
(Dollar amounts in thousands)	2010	2009

Balance at beginning of year	$19,437	$16,280
Provision for loan losses	7,010	9,380
Recoveries of loans previously charged off	3,681	1,675
Loans charged off	(10,154)	(8,507)

Balance at End of Period	$19,974	$18,828

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

	(000’s)
	September 30,	December 31,
	2010	2009
Impaired Loans with allocated allowance for loan losses	$17,262	$19,330
Impaired Loans with no allocated allowance for loan losses	5,980	5,344

	$23,242	$24,674

Amount of allowance allocated to impaired loans	$5,494	$5,438
Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

3. Securities
The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	September 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$2,033	$58	$—	$2,091
Mortgage Backed Securities — Residential	299,894	16,682	—	316,576
Mortgage Backed Securities — Commercial	142	4	—	146
Collateralized Mortgage Obligations	100,464	3,250	—	103,714
State and Municipal Obligations	153,060	10,870	(38)	163,892
Collateralized Debt Obligations	15,341	—	(13,145)	2,196
Equity Securities	5,128	1,391	(658)	5,861

	$576,062	$32,255	$(13,841)	$594,476

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Government sponcored entities and entity mortgage-backed securities	$4,103	$45	$—	$4,148
Mortgage Backed Securities — Residential	285,964	14,260	(40)	$300,184
Mortgage Backed Securities — Commercial	162	6	—	$168
Collateralized Mortgage Obligations	116,330	3,334	(100)	$119,564
State and Municipal Obligations	143,039	5,926	(232)	$148,733
Collateralized Debt Obligations	19,253	—	(17,837)	$1,416
Other Securities	7,004	257	(189)	$7,072
Equity Securities	5,668	1,462	(1,169)	5,961

	$581,523	$25,290	$(19,567)	$587,246

Contractual maturities of debt securities at September 30, 2010 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	September 30, 2010
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$9,024	$9,162
Due after one but within five years	38,292	40,553
Due after five but within ten years	41,126	44,437
Due after ten years	182,456	177,741

	270,898	271,893
Mortgage-backed securities and equities	305,164	322,583

TOTAL	$576,062	$594,476
There were $348 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales and calls for the nine months ended September 30, 2010.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

			September 30, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$—	$—	1,009	(38)	1,009	(38)
Collateralized Debt Obligations	—	—	2,197	(13,145)	2,197	(13,145)
Equities	764	(100)	649	(558)	1,413	(658)

Total temporarily impaired securities	$764	$(100)	$3,855	$(13,741)	$4,619	$(13,841)

			December 31, 2009
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities — Residential	$6,985	$(38)	$47	$(2)	$7,032	$(40)
Collateralized mortgage obligations	6,094	(100)	—	—	6,094	(100)
State and municipal obligations	6,594	(45)	4,841	(187)	11,435	(232)
Collateralized Debt Obligations	—	—	1,416	(17,837)	1,416	(17,837)
Other Securities	—	—	811	(189)	811	(189)
Equities	543	(280)	1,150	(889)	1,693	(1,169)

Total temporarily impaired securities	$20,216	$(463)	$8,265	$(19,104)	$28,481	$(19,567)

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
In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
Gross unrealized losses on investment securities were $13.84 million as of September 30, 2010 and $19.6 million as of December 31, 2009. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer. Unrealized losses on equity securities relate to investments in bank stocks held at the holding company. Bank stock values have been negatively impacted by the current economic environment and market pessimism. Based upon our review of the issuers during the third quarter of 2010, we recognized other-than-temporary impairment on our investment in the stock of Fifth Third Corporation in the amount of $548 thousand. Based on our review of our other bank stock holdings we do not believe these investments to be other than temporarily impaired. It is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we determined that one CDO included in collateralized debt obligations was other-than-temporarily impaired and wrote our investments in that CDO’s totaling $10.9 million down to their present value of expected cash flows through earnings of $10.6 million at September 30, 2010 to properly reflect credit losses associated that CDO. The fair value of this CDO is $528 thousand as compared to the current book value of $10.6 million. The unrealized loss on this CDO of $10.1 million makes up the majority of unrealized losses on CDOs of $13.1 million. This CDO is part of the B-1 class of preTSL XI and has 65 underlying issuers, of which 49 are currently performing. Currently, deferrals and defaults make up 24% of remaining collateral. In the current quarter, one issuer that was previously in deferral has now been cured. Based on a review of the underlying issuers during the quarter, the financial condition of most issuers has remained relatively stable or improved with only a few issuers showing slight declines for the quarter, supporting the amount of OTTI recorded in relation to the total unrealized loss on this security. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. Three of the CDO’s included in collateralized debt obligations did not have any adverse change in the projected cash flows during the quarter. During 2010 our analysis of expected cash flows determined that four CDO’s included in collateralized debt obligations were other-than-temporarily impaired and recorded $4.028 million of OTTI on these CDO’s to write them down to present value of expected cash flows. The third quarter activity, which includes interest payments applied to principal on the two of the CDO’s that did not experience additional impairment, brings the present value of expected cash flows through earnings of all four CDO’s to $13.16 million at September 30, 2010. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.
Collateralized debt obligations include an additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $2.2 million and a fair value of $1.5 million is rated BAA1 and is the senior tranche, is not in the scope of FASB ASC 325 and is not considered to be other-than-temporarily impaired based on its credit quality.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from .58 to 8.01 while Moody Investor Service pricing ranges from 8.90 to 76.01, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.
The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$14,529	$9,124	$11,360	$6,145
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	$548	$1,192	$548	$1,485
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	311	5,950	3,480	8,636
Adoption of new accounting guidance on OTTI		(5,556)		(5,556)

Ending balance	$15,388	$10,710	$15,388	$10,710

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

	September 30, 2010
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$2,091	$0	$2,091
Mortgage Backed Securities-residential	—	316,576	—	316,576
Mortgage Backed Securities-commercial	—	$146	—	146
Collateralized mortgage obligations	—	103,714	—	103,714
State and municipal	—	163,892	—	163,892
Collateralized debt obligations	—	—	2,196	2,196
Equities	2,529	—	3,332	5,861

TOTAL	$2,529	$586,419	$5,528	$594,476

Derivitive Assets		2,451
Derivitive Liabilities		(2,451)

	December 31, 2009
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponcored entities and entity mortgage-backed securities	$0	$4,148	$0	$4,148
Mortgage Backed Securities-residential	—	300,184	—	300,184
Mortgage Backed Securities-commercial	—	$168	—	168
Collateralized mortgage obligations	—	119,564	—	119,564
State and municipal	—	148,733	—	148,733
Collateralized debt obligations	—	0	1,416	1,416
Other Securities	—	7,072	—	7,072
Equities	2,600	0	3,361	5,961

TOTAL	$2,600	$579,869	$4,777	$587,246

Derivitive Assets		889
Derivitive Liabilities		(889)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009.

	(000’s)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning Balance	$5,463	$6,679	$4,777	$7,994
Total realized/unrealized gains or losses
Included in earnings	(859)	(778)	(4,028)	(2,041)
Included in other comprehensive income	924	—	4,981	—
Settlements	0	—	(202)	(52)
Transfers into Level 3	—	—	—	—

Ending Balance	$5,528	$5,901	$5,528	$5,901

Changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2010 for Level 3 assets and liabilities that are still held at September 30, 2010 were approximately $4.0 million.
All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $17.3 million, net of a valuation allowance of $5.5 million at September 30, 2010. At December 31, 2009 impaired loans valued at Level 3 were carried at a fair value of $19.3 million, net of a valuation allowance of $5.4 million. The impact to the provision for loan losses was $1.4 million for the nine months ended September 30, 2010, and was $1.7 million for the year ended December 31, 2009. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements.
The carrying amounts and estimated fair value of financial instruments at September 30, 2010 and December 31, 2009, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	63,151	63,151	84,371	84,371
Federal funds sold	77,980	77,980	21,576	21,576
Securities available—for—sale	594,476	594,476	587,246	587,246
Federal Home Loan Bank stock	26,181	N/A	26,181	N/A
Loans, net	1,619,680	1,617,426	1,612,237	1,604,412
Accrued interest receivable	11,769	11,769	12,005	12,005
Deposits	(1,917,663)	(1,924,618)	(1,789,701)	(1,798,059)
Short—term borrowings	(36,218)	(36,218)	(30,436)	(30,436)
Federal Home Loan Bank advances	(219,160)	(226,431)	(326,137)	(337,847)
Other borrowings	(6,600)	(6,600)	(6,600)	(6,600)
Accrued interest payable	(2,320)	(2,320)	(3,127)	(3,127)
5. Short-Term Borrowings
Period–end short-term borrowings were comprised of the following:

	(000’s)
	September 30,	December 31,
	2010	2009

Federal Funds Purchased	$4,847	$5,754
Repurchase Agreements	29,427	22,578
Note Payable — U.S. Government	1,944	2,104

	$36,218	$30,436

6. Other Borrowings
Other borrowings at period-end are summarized as follows:

	(000’s)
	September 30,	December 31,
	2010	2009

FHLB Advances	$212,560	$326,137
City of T erre Haute, Indiana economic development revenue bonds	6,600	6,600

	$219,160	$332,737

7. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$773	$768	$16	$27	$2,319	$2,304	$49	$82
Interest cost	828	693	54	60	2,485	2,080	164	180
Expected return on plan assets	(850)	(911)	—	—	(2,550)	(2,733)	—	—
Amortization of transition obligation	—	—	16	15	—	—	45	45
Net amortization of prior service cost	(4)	(5)	—	—	(13)	(14)	—	—
Net amortization of net (gain) loss	245	116	3	0	736	347	9	0

Net Periodic Benefit Cost	$992	$661	$89	$102	$2,977	$1,984	$267	$307

Employer Contributions
First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1.6 and $1.2 million respectively to its Pension Plan and ESOP and $185,000 to the Post Retirement Health Benefits Plan in 2010. Contributions of $1.3 million have been made through the first nine months of 2010 for the Pension Plan. Contributions of $154 thousand have been made through the third quarter of 2010 for the Post Retirement Health Benefits plan.
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
9. Acquisitions
On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville., a full service commercial bank headquartered in Danville, Illinois that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets with a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents, and $146.3 million in liabilities, including $145.7 million of deposits. A customer-related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately $14.6 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the bank for 95 percent of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their estimated fair value of $12.1 million on the acquisition date. At September 30, 2010 the indemnification asset was $2.5 million. The decrease in this balance since acquisition date is due to reimbursement received from the FDIC on losses incurred. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which was included in Non-Interest Income in the 2009 Consolidated Statement of Operations. Pro forma income statement information is not disclosed as the acquisition is immaterial to the Corporation.

FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at September 30, 2010 and December 31, 2009, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	September 30, 2010
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$13,230	$37,383	$—	$50,613
Foreclosed Assets	—	—	1,154	1,154

Total Covered Assets	$13,230	$37,383	$1,154	$51,767

	December 31, 2009
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$16,849	$55,025	$—	$71,874
Foreclosed Assets	—	—	1,256	1,256

Total Covered Assets	$16,849	$55,025	$1,256	$73,130

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03 -3 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans were $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2010, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was $267 thousand allowance for credit losses related to these loans at September 30, 2010.
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

Summary of Operating Results
Net income for the three and nine months ended September 30, 2010 was $6.29 and $19.69 million respectively compared to $7.72 and $16.87 million for the same period of 2009. Basic earnings per share decreased to $0.48 for the third quarter of 2010 compared to $0.59 for same period of 2009. Return on Assets and Return on Equity were 0.99% and 7.79% respectively for the three months ended September 30, 2010, compared to 1.26%and 10.25% for the three months ended September 30, 2009. The third quarter of 2009 results were positively impacted by the $5.4 million gain on acquisition of The First National Bank of Danville from the FDIC that was recorded during that quarter. See note 9 for further discussion of this acquisition.
The primary components of income and expense affecting net income are discussed in the following analysis.
Net Interest Income
The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $1.79 million in the three months ended September 30, 2010 to $24.7 million from $22.9 million in the same period in 2009. The net interest margin for the three months ended September 30, 2010 is 4.39% compared to 4.29% for the same period of 2009, a 2.33% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.
Non-Interest Income
Non-interest income for the three months ended September 30, 2010 was $7.3 million compared to the $10.3 million for the same period of 2009. During the third quarter of 2009 a gain on acquisition of business of $5.4 million was recognized as discussed in Note 9. Non-interest income was reduced by the other than temporary impairment loss on securities which was $2.5 million less in the three months ended September 30, 2010 than for the same period of 2009. Further discussion on OTTI is included in Note 3. Mortgage loan sales for the Corporation as a result of the lower interest rate environment has produced gains on sale of mortgage loans of $630 thousand, an increase of $104 thousand in the third quarter of 2010 compared to the same period of 2009.
Non-Interest Expenses
The Corporation’s non-interest expense for the quarter ended September 30, 2010 increased by $2.1 million compared to the same period in 2009 due to increased personnel and occupancy costs of $1.6 million associated in part with the acquisition of the business unit discussed in Note 9. The non-interest expenses are up for the year $4.4 million includes nine months of expenses associated with the acquisition of the First National Bank of Danville while 2009 includes just three months of those expenses in the same nine month period.
Allowance for Loan Losses
The Corporation’s provision for loan losses decreased $2.37 million for the nine months ended September 30,2010 compared to the same period of 2009. The provision was $7.01 million for the nine months ended September 30, 2010, compared to $9.38 million for the same period of 2009, while net charge-offs for the same periods decreased by $359 thousand. The volume of impaired and non-accrual loans have remained relatively stable reflecting management’s conservative approach to the recognition of problem credits as well as from the acquisition of a failed financial institution from the FDIC. The specific allocation of probable losses for these credits decreased by $309 thousand from September 30, 2009, however, allocations on non-impaired classified loan pools have increased $722 thousand for a net increase in allocations on classified loans of $413 thousand. The allowance for loan losses has increased from 1.19% of gross loans, or $19.4 million at December 31, 2009 to 1.22% of gross loans, or $20.0 million at September 30, 2010. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans
Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at September 30, 2010 and December 31, 2009 follows:

	(000’s)
	September 30,	December 31,
	2010	2009
Non-accrual loans	$37,596	$35,953
Restructured loans	61	90
Accruing loans past due over 90 days	6,286	8,218

	$43,943	$44,261

Ratio of the allowance for loan losses as a percentage of non-performing loans	45%	44%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	September 30,	December 31,
Non-accrual loans	2010	2009
Commercial loans	$27,393	$30,360
Residential loans	8,353	3,862
Consumer loans	1,850	1,731

	$37,596	$35,953

Past due 90 days or more
Commercial loans	$4,956	$6,255
Residential loans	1,248	1,837
Consumer loans	82	126

	$6,286	$8,218

The following table is information on the non-accrual loans at September 30, 2010 that were from the assumption of assets from The First National Bank of Danville:

	(000’s)	(000’s)
	September 30,	December 31,
Non-accrual loans	2010	2009
Commercial loans	$5,688	$7,356
Residential loans	1,459	168
Consumer loans	—	—

	$7,147	$7,524

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
The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2010. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.38% over the next 12 months and increase 3.47% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.01% over the next 12 months and decrease 1.02% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.08%	-4.03%	-6.24%
Down 100	0.01	-1.02	-1.96
Up 100	1.38	3.47	5.92
Up 200	2.73	6.44	11.26

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.
Liquidity Risk
Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $7.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $130.5 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $11.7 million in securities to be called within the next 12 months. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.
Financial Condition
Comparing the third quarter of 2010 to the same period in 2009, loans, net of unearned discount are unchanged. Deposits are up $190.0 million at September 30, 2010, a 11.0% increase from the balances at the same time in 2009. Shareholders’ equity increased $18.5 million from September 30, 2009. This financial performance increased book value per share 6.1% to $25.00 at September 30, 2010 from $23.58 at September 30, 2009. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.
Capital Adequacy
As of September 30, 2010, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	September 30, 2010	December 31, 2009	To Be Well Capitalized

Total risk-based capital
Corporation	17.33%	16.44%	N/A
First Financial Bank	16.99%	16.09%	10.00%

Tier I risk-based capital
Corporation	16.30%	15.45%	N/A
First Financial Bank	16.10%	15.23%	6.00%

Tier I leverage capital
Corporation	12.52%	12.01%	N/A
First Financial Bank	12.32%	11.86%	5.00%
ITEM 4. Controls and Procedures
First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs	Be Purchased
July 1 - 31, 2010	2,500	26.50	N/A	N/A
August 1-31, 2010	—	—	N/A	N/A
September 1-30, 2010	—	—	N/A	N/A

Total	2,500	26.50	N/A	N/A
ITEM 3. Defaults upon Senior Securities.
Not applicable.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q filed May 7, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 by Principal Executive Officer, dated November 3, 2010.

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 by Principal Financial Officer, dated November 3, 2010.

32.1
Certification, dated November 3, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 3, 2010	By:	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: November 3, 2010	By:	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated March 26, 2010 and effective January 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-Q filed May 7, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2010 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.4	2010 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2009.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 by Principal Executive Officer, dated November 3, 2010.

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 by Principal Financial Officer, dated November 3, 2010.

32.1
Certification, dated November 3, 2010, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2010.