Form 10-K
period 2010-12-31
FIRST FINANCIAL CORP /IN/
filed 2011-03-15
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $336,487,226. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)
Shares of Common Stock outstanding as of March 12, 2011—13,151,630 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2010 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 20, 2011 are incorporated by reference into Part III.

Form 10-K Cross-Reference Index

PART I
ITEM 1. BUSINESS
First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company. For more information on the Corporation’s business, please refer to the following sections of the 2010 Annual Report to Shareholders, which are incorporated by reference into this Form 10-K:
1.	The first 4 paragraphs of Management’s Discussion and Analysis on page 45.

2.	The first 5 paragraphs of Note 1 to the Consolidated Financial Statements on page 14.
Regulation and supervision
The Corporation and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.
Recent Developments
The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act also includes provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

•
Require the OCC to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.
•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•
Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.
•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.
•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Limit the hedging activities and private equity investments that may be made by various financial institutions.
As noted above, the Dodd-Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd-Frank Act, the ultimate impact of which will not be known for some time.
S.A.F.E. Act Requirements. On July 28, 2010, the OCC jointly issued final rules with the Federal Reserve, the Office of Thrift Supervision, FDIC, Farm Credit Administration, and National Credit Union Administration which require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ( the “S.A.F.E. Act” ). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept Federal Registrants, the system was not able to accept Federal Registrants until January 31, 2011. The Bank must register its employees before July 31, 2011 to be in compliance with the final rule.

THE CORPORATION
The Bank Holding Company Act. As a financial holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require.
Investments, Control, and Activities. With some limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than five percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).
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
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $500 million must comply with the Federal Reserve’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital”, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.
Certain regulatory capital ratios for the Corporation as of December 31, 2010, are shown below:

Tier 1 Capital to Risk-Weighted Assets	17.82%
Total Risk Based Capital to Risk-Weighted Asset	16.66%
Tier 1 Leverage Ratio	12.68%
Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Corporation might not otherwise do so.
THE BANK
General Regulatory Supervision. The Bank is a national bank organized under the laws of the United States of America and is subject to the supervision of the OCC, whose examiners conduct periodic examinations of national banks. The Bank must undergo regular on-site examinations by the OCC and must submit quarterly and annual reports to the OCC concerning its activities and financial condition.
The deposits of the Bank are insured by the DIF administered by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “Deposit Insurance”.
Lending Limits. Under federal law, the total loans and extensions of credit by a national bank to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank’s capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to the bank’s legal lending limit.
Deposit Insurance. Due to the recent difficult economic conditions in the United States, deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The Dodd-Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.
In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) in October of 2008 by which, for a fee, non-interest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012.
Under the Transaction Account Guarantee Program (“TAGP”), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the additional deposit insurance was in place. The FDIC authorized an extension of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period. During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. Importantly, the Dodd-Frank Act now provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest On Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions such as the Bank through December 31, 2012.
The TLGP also included the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. Depending on the maturity of the debt, the nonrefundable DGP guarantee fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or December 31, 2012. The FDIC also established an emergency debt guarantee facility through April 30, 2010 through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would be subject to an annualized assessment rate equal to a minimum of 300 basis points. The Dodd-Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the DGP; however, the FDIC and the Federal Reserve must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury (“Treasury Department”) must approve the terms of the guarantee program.

The Bank’s deposits are insured up to the applicable limits under the DIF. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the Dodd-Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.
Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator).
Prior to the passage of the Dodd-Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank expensed a total of $2.8 million in deposit insurance assessments in 2010. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $9.2 million.
In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC has recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.
In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund.

On January 12, 2010, the FDIC announced that it would seek public comment on whether financial institutions with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such financial institutions would otherwise be charged.
Transactions with Affiliates and Insiders. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates (including the Corporation) and insiders and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates and insiders unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:
•	be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
•	not involve more than the normal risk of repayment or present other unfavorable features.
The Dodd-Frank Act also included specific changes to the law related to the definition of a “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of a “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.
Dividends. Under federal law, the Bank may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior approval of the OCC if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year’s net income and retained earnings for the previous two calendar years.
Federal law generally prohibits the Bank from paying a dividend to the Corporation if the Bank would thereafter be undercapitalized. The FDIC may prevent the Bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. In addition, the Bank is subject to certain restrictions imposed by the Federal Reserve on extensions of credit to the Corporation, on investments in the stock or other securities of the Corporation, and in taking such stock or securities as collateral for loans.
Community Reinvestment Act. The CRA requires that the OCC evaluate the records of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.
Capital Regulations. The OCC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a bank’s capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The OCC may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1% to 2% basis points.
Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2010, are shown below:

Tier 1 Capital to Risk-Weighted Assets	17.82%
Total Risk-Based Capital to Risk-Weighted Assets	16.66%
Tier 1 Leverage Ratio	12.68%
The federal bank regulators, including the OCC, also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank’s capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank’s internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank’s overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank’s board of directors in implementing a risk management process and the requirements of the bank’s senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.
The OCC has also issued final regulations further revising its risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk-equivalent assets and calculate risk-based capital ratios adjusted for market risk.
The Bank is also subject to the “prompt corrective action” regulations, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As of December 31, 2010, the Bank was qualified as “well capitalized.” It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering and currency crimes, customer identification verification, cooperation among financial institutions, suspicious activities and currency transaction reporting.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.
Troubled Asset Relief Program Initiatives to Address Financial and Economic Crises. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. EESA gave the Treasury Department broad authority to address the then-current deterioration of the United States economy, to implement certain actions to help restore confidence, stability, and liquidity to United States financial markets, and to encourage financial institutions to increase their lending to clients and to each other. EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”). The Treasury Department allocated $250 billion to the voluntary Capital Purchase Program (“CPP”) under TARP. TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. Government.
Under the CPP, the Treasury Department was authorized to purchase debt or equity securities from participating financial institutions. In connection therewith, each participating financial institution issued to the Treasury Department a warrant to purchase a certain number of shares of stock of the institution. During such time as the Treasury Department holds securities issued under the CPP, the participating financial institutions are required to comply with the Treasury Department’s standards for executive compensation and corporate governance and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock. The Corporation determined not to participate in the CPP.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the federal economic stimulus or economic recovery package, went into effect. ARRA includes a wide variety of programs intended to stimulate the United States economy and provide for extensive infrastructure, energy, health, and education needs. ARRA also imposes new executive compensation limits and corporate governance requirements on participants in the CPP in addition to those previously announced by the Treasury Department. Because the Corporation elected not to participate in the CPP, these limits and requirements do not apply to the Corporation.

Other Regulations
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

•
Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking service.

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
As noted above, the new Bureau of Consumer Financial Protection will have authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OCC since the Bank does not meet this $10 billion asset level threshold.

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties”, including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.
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
Effect of Governmental Monetary Policies. The Corporation’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.
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
ITEM 1A. RISK FACTORS
Difficult Conditions In The Capital Markets And The Economy Generally May Materially Adversely Affect Our Business And Results Of Operations.
Our results of operations are materially affected by conditions in the capital markets and the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than two years at unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
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
The Soundness Of Other Financial Institutions Could Adversely Affect Us.
The ability of the Corporation to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led the market-wide liquidity problems and could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be adversely impacted when the collateral held by the Corporation cannot be realized upon or its liquidated price is not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect the Corporation’s results of operations.
There Can Be No Assurance That Legislation Enacted To Help Stabilize The U.S. Financial System Will Be Effective In Doing So.
EESA was signed into law in 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury Department was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury Department announced the Capital Purchase Program under the EESA pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. The Corporation elected not to participate in the Capital Purchase Program.
On February 17, 2009, ARRA was signed into law. The purpose of ARRA is to make supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and state and local fiscal stabilization.
On July 21, 2010, the Dodd-Frank Act was signed into law. The purpose of the Dodd-Frank Act is to promote the financial stability of the United States by improving accountability and transparency in the financial system, to protect consumers from abusive financial services practices, and for other purposes. The provisions of the Dodd-Frank Act that are most likely to affect the Corporation are described elsewhere in this report.
There can be no assurance as to the actual impact that these legislative initiatives will have on the financial markets or on the Corporation. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.
We May Be Required To Pay Significantly Higher FDIC Premiums Or Special Assessments That Could Adversely Affect Our Earnings.
Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, depository institutions participating in the insurance fund, including the Bank, may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

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
The Corporation Is Subject To Interest Rate Risk.
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

The Corporation Is Subject To Lending Risk.
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
The Corporation’s Allowance for Possible Loan Losses May Be Insufficient.
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
If The Corporations Forecloses On Collateral Property, It May Be Subject To The Increased Costs Associated With Ownership Of Real Property, Resulting In Reduced Revenues And Earnings.
The Corporation may have to foreclose on collateral property to protect its investment and may thereafter own and operate such property, in which case it will be exposed to the risks inherent in the ownership of real estate. The amount that the Corporation as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and the Corporation may have to advance funds in order to protect its investment, or it may be required to dispose of the real property at a loss. These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.
The Corporation Operates In a Highly Competitive Industry and Market Area.
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
We Operate In A Highly Regulated Industry And May Be Affected Adversely By Increased Regulatory Supervision And Scrutiny And Changes In Laws, Rules, And Regulations Affecting Financial Institutions.
The Bank, like other national banks, is currently subject to extensive regulation, supervision, and examination by the OCC and by the FDIC, the insurer of its deposits. The Corporation, like other financial holding companies, is currently subject to regulation and supervision by the Federal Reserve. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our clients and depositors rather than our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, determination of the level of our allowance for loan losses, and maintenance of adequate capital levels. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law and, given the recent financial crisis in the United States, the trend has been toward increased and more active oversight by regulators. Recently, pursuant to an agreement among various federal financial institution regulators, the FDIC’s authority to investigate banks was significantly expanded. Under the terms of this new agreement, the FDIC will have unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes. Accordingly, we expect an active supervisory and regulatory environment to continue.
In addition, as a result of ongoing challenges facing the United States economy, new laws and regulations regarding lending and funding practices and liquidity standards have been and may continue to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. Accordingly, the regulations applicable to the banking industry continue to change and we cannot predict the effects of these changes on our business and profitability.
On July 21, 2010, the Dodd-Frank Act, a sweeping financial reform bill, was signed into law and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks. The Dodd-Frank Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

In addition, like all U.S. companies who prepare their financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP” ), we are subject to changes in accounting rules and interpretations. We cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on us. Any such changes may negatively affect our financial performance, our ability to expand our products and services, and our ability to increase the value of our business and, as a result, could be materially adverse to our shareholders. In addition, like other federally insured depository institutions, the Corporation and Bank prepare and publicly report additional financial information under Regulatory Accounting Principles and are similarly subject to changes in these rules and interpretations.
The Corporation’s Controls and Procedures May Fail or Be Circumvented.
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
The Corporation Is Dependent On Certain Key Management and Staff.
The Corporation relies on key personnel to manage and operate its business. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation’s net income.
The Corporation’s Information Systems May Experience an Interruption or Breach in Security.
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
The Corporation Continually Encounters Technological Change.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
First Financial Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to First Financial Bank N.A., a wholly-owned subsidiary (the “Bank”). The Bank also owns three other facilities in downtown Terre Haute. One is leased, one is available for lease and the third is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Six other branch bank buildings are leased by the Bank. The expiration dates on five of the leases are May 31, 2011, February 14, 2011, August 31, 2011, December 31, 2012 and May 31, 2014. The sixth lease is on a month-to-month basis.
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
Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is March 1, 2015.
The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is October 31, 2020.
Facilities of the Corporation’s subsidiary, Forrest Sherer, Inc., include its main office and one satellite office in Terre Haute, Indiana. The buildings are held in fee by Forrest Sherer, Inc.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings which involve the Corporation or its subsidiaries, other than ordinary routine litigation incidental to its business.
ITEM 4. (REMOVED AND RESERVED)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
See “Market and Dividend Information” on page 55 of the 2010 Annual Report. That portion of the Annual Report is incorporated by reference into this Form 10-K.
The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of	(d)
	(a)	(b)	Shares Purchased As Part	Maximum Number Of
	Total Number Of	Average Price	Of Publicly Announced	Shares That May Yet Be
	Shares Purchased	Paid Per Share	Plans Or Programs *	Purchased *
October 1 – 31, 2010	—	—	N/A	N/A
November 1 – 30, 2010	—	—	N/A	N/A
December 1 – 31, 2010	—	—	N/A	N/A

Total	—	—	N/A	N/A

*	The Corporation has not adopted a formal policy or program regarding repurchases of its shares of stock.
The Corporation contributed 45,000 shares of treasury stock to the ESOP in November of 2010.
ITEM 6. SELECTED FINANCIAL DATA
See “Five Year Comparison of Selected Financial Data” on page 9 of the 2010 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
See “Management’s Discussion and Analysis” on pages 44 through 55 of the 2010 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Interest Rate Sensitivity and Liquidity” section of “Management’s Discussion and Analysis” on pages 52and 53 of the 2010 Annual Report to Shareholders. That portion of the Annual Report is incorporated by reference into this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See “Consolidated Balance Sheets” on page 10, “Consolidated Statements of Income” on page 11, “Consolidated Statements of Changes in Shareholders Equity” on page 12, “Consolidated Statements of Cash Flows” on page 13, and “Notes to Consolidated Financial Statements” on pages 14-42 of the 2010 Annual Report to Shareholders. “Report of Independent Registered Public Accounting Firm” can be found on page 43 of the 2010 Annual Report to Shareholders. Those portions of the Annual Report are incorporated by reference into this Form 10-K. Statistical disclosure by the Corporation includes the following information in the 2010 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K:
1.	“Volume/Rate Analysis,” on page 46

2.	“Securities,” on page 48.

3.	“Loan Portfolio,” on page 49.

4.	“Allowance for Loan Losses,” on pages 50.

5.	“Nonperforming Loans,” on pages 51.

6.	“Deposits,” on page 52.

7.	“Consolidated Balance Sheet-Average Balances and Interest Rates,” on page 54.

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
Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
See “Management’s Report on Internal Control Over Financial Reporting” on page 44 of the 2010 Annual Report to Shareholders and “Report of Independent Registered Public Accounting Firm” on page 43 of the 2010 Annual Report to Shareholders. That portion of the annual report is incorporated by reference in response to this Item 9A of the Form 10-K.
ITEM 9B. OTHER INFORMATION
The Corporation established the compensation to be paid to Directors for the year 2011 on December 21, 2010. These amounts are set forth on Exhibit 10.3 to this Form 10-K.
The Corporation established the compensation to be paid to Named Executive Officers for the year 2011 on December 21, 2010. These amounts are set forth on Exhibit 10.4 to this Form 10-K.
Effective December 1, 2010, the Corporation and the Bank (collectively, the “Employers”), entered into a new employment agreement (the “Agreement”) with Norman L. Lowery, Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank. The Agreement supersedes the employment agreement dated March 26, 2010 between the Employers and Mr. Lowery.
Under the terms of the Agreement, the Employers have agreed to employ Mr. Lowery for an initial term of thirty-six (36) months in his current position as Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank. The term of the Agreement shall automatically extend for an additional one-year term each year unless the disinterested members of the respective boards of directors of the Employers determine not to extend the Agreement.
Under the Agreement, Mr. Lowery is entitled to an annual base salary of $500,074.10, which may be increased from time to time as determined by the boards of directors of the Employers, and is entitled to participate in other bonus and fringe benefit plans available to other executive officers or employees of the Employers generally.

If the Employers terminate Mr. Lowery’s employment for “just cause,” death or “disability” (as such terms are defined in the Agreement), then Mr. Lowery is entitled to receive the base salary, bonuses, vested rights, and other benefits due him through the date of his termination. Any benefits payable under insurance, health, retirement, bonus, incentive, performance or other plans as a result of his participation in such plans through such date of termination will be paid when and as due under those plans.
If the Employers terminate Mr. Lowery’s employment without just cause or if he terminates his employment for “good reason,” and such termination does not occur within 12 months after a “change in control” (as such terms are defined in the Agreement), then Mr. Lowery is entitled to receive an amount equal to the sum of his base salary and bonuses through the end of the then-current term of the Agreement. He would also receive cash reimbursements in an amount equal to his cost of obtaining all benefits which he would have been eligible to participate in or receive through the term of the Agreement.
If Mr. Lowery’s employment is terminated for other than just cause or is constructively discharged and this occurs within 12 months following a change in control, then Mr. Lowery is entitled to receive an amount equal to the greater of the compensation and benefits described in the previous paragraph if the termination did not occur within 12 months following a change in control; or, the product of 2.99 times the sum of (i) his base salary in effect as of the date of the change in control; (ii) an amount equal to the bonuses received by or payable to him in or for the calendar year prior to the year in which the change in control occurs; and (iii) cash reimbursements in an amount equal to his cost of obtaining for a period of three years, beginning on the date of termination, all benefits which he was eligible to participate in or receive. Mr. Lowery would also be entitled to the payment provided for in this paragraph if a change in control occurs that was not approved by a majority of the board of directors of the Corporation.
If Mr. Lowery qualifies as a “key employee” (as defined in the Agreement) at the time of his separation from service, then the Corporation may not make certain payments earlier than six months following the date of his separation from service (or, if earlier, the date of his death). In this event, payments to which Mr. Lowery would otherwise be entitled during the first six months following the date of his separation from service will be accumulated and paid to Mr. Lowery on the first day of the seventh month following his separation from service. Mr. Lowery is currently considered a “key employee” for this purpose.
If, as a result of a change in control, Mr. Lowery becomes entitled to any payments which are determined to be payments subject to Internal Revenue Code Section 280G, then his benefit will be equal to the greater of (i) his benefit under the Agreement reduced to the maximum amount payable such that when it is aggregated with payments and benefits under all other plans and arrangements it will not result in an “excess parachute payment” under Internal Revenue Code Section 280G, or (ii) his benefit under the Agreement after taking into account the amount of the excise tax imposed under Internal Revenue Code Section 280G due to the benefit payment.
The Agreement also includes standard confidentiality and non-solicit provisions and a non-compete provision pursuant to which Mr. Lowery is prohibited, during his employment and for a period of one year following his termination, from directly or indirectly competing against the Employers within a 30-mile radius of Terre Haute, Indiana.
The foregoing description is a summary only and is qualified in its entirety by the full text of the Agreement, which is filed as an exhibit to this Form 10-K and is incorporated herein by reference.
In the fourth quarter, the Corporation adopted the First Financial Corporation 2010 Long-Term Incentive Compensation Plan (the “LTIP”) and the First Financial Corporation 2010 Short-Term Incentive Compensation Plan (the “STIP”) which provide for payment of cash awards to certain key employees, including our named executive officers, provided certain performance goals are met for a performance period under each plan. The performance goals for each plan are based upon weighted factors which are determined by the Compensation Committee based upon its assessment of what is important to the Corporation’s and the Bank’s overall performance and within the scope of control of the participant. Payouts for earned awards equal 80% of the respective target award for performance at threshold, 100% of the respective target award for performance at target, and 150% or 125% (depending on the participant’s position) of the respective target award for maximum performance. Under the LTIP, once an award has been earned, it will vest ratably over a three-year period and will be paid as it becomes vested. Under the STIP, once an award has been earned, it will be paid within 75 days of the date it is earned provided the participant is employed on that date. The foregoing description is a summary only and is qualified in its entirety by the full text of the plans, which are filed as a exhibits to this Form 10-K and are incorporated herein by reference.

The Corporation approved the 2011 Short Term Incentive Compensation Plan on November 16, 2010. The Plan provides an opportunity for key employees to earn a cash bonus in 2011 based on the achievement of corporate, business unit, and/or individual performance objectives at threshold, target or maximum levels, as established by the Compensation Committee. The foregoing description is a summary only and is qualified in its entirety by the full text of the Plan, which is filed as an exhibit to this Form 10-K and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated herein by reference to such Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2010 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1)	The following consolidated financial statements of the Registrant and its subsidiaries are included in the 2010 Annual Report to Shareholders of First Financial Corporation attached:
Consolidated Balance Sheets—December 31, 2010 and 2009
Consolidated Statements of Income—Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
(2)	Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(3)	Listing of Exhibits:

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
3.2		Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed July 27, 2009
10.1	*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010.
10.2	*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
10.3	*	2011 Schedule of Director Compensation
10.4	*	2011 Schedule of Named Executive Officer Compensation
10.5	*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6	*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7	*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.8	*	First Financial Corporation 2010 Short-Term Incentive Compensation Plan.
10.9	*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan.
10.10	*	First Financial Corporation 2011 Short Term Incentive Compensation Plan
13		Annual Report
21		Subsidiaries
31.1		Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2		Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b)	Exhibits-Exhibits to (a) (3) listed above are attached to this report.

(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation
/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith Donald E. Smith, President and Director	March 15, 2011

/s/ Rodger a. McHargue Rodger A. McHargue, Chief Financial Officer	March 15, 2011
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton W. Curtis Brighton, Director	March 15, 2011

/s/ B. Guille Cox, Jr.	March 15, 2011
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel Thomas T. Dinkel, Director	March 15, 2011

/s/ Anton H. George Anton H. George, Director	March 15, 2011

/s/ Gregory L. Gibson Gregory L. Gibson, Director	March 15, 2011

/s/ Norman L. Lowery Norman L. Lowery, Vice Chairman, CEO & Director	March 15, 2011
(Principal Executive Officer)

/s/ Ronald K. Rich Ronald K. Rich, Director	March 15, 2011

/s/ Virginia L. Smith Virginia L. Smith, Director	March 15, 2011

/s/ William J. Voges William J. Voges, Director	March 15, 2011

/s/ William R. Krieble William R. Krieble, Director	March 15, 2011

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010

10.3	2011 Schedule of Director Compensation

10.4	2011 Schedule of Named Executive Officers Compensation

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan.

10.10	First Financial Corporation 2011 Short Term Incentive Compensation Plan

13	Annual Report

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer