Form 10-Q
period 2011-03-31
FIRST FINANCIAL CORP /IN/
filed 2011-05-09
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

As of May 5, 2011, the registrant had outstanding 13,151,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$45,579	$58,511
Federal funds sold and short-term investments	56,816	5,104
Securities available-for-sale	601,213	560,846
Loans:
Commercial	882,769	896,107
Residential	431,650	437,576
Consumer	297,296	307,403
	1,611,715	1,641,086
Less:
Unearned Income	(861)	(940)
Allowance for loan losses	(22,142)	(22,336)
	1,588,712	1,617,810

Restricted Stock	25,308	25,308
Accrued interest receivable	10,506	11,208
Premises and equipment, net	34,251	34,691
Bank-owned life insurance	66,570	66,112
Goodwill	7,102	7,102
Other intangible assets	3,813	4,148
Other real estate owned	6,136	6,325
FDIC Indemnification asset	3,991	3,977
Other assets	46,167	49,953
TOTAL ASSETS	$2,496,164	$2,451,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$333,947	$304,101
Interest-bearing:
Certificates of deposit of $100 or more	209,359	215,501
Other interest-bearing deposits	1,400,218	1,383,441
	1,943,524	1,903,043
Short-term borrowings	30,789	34,106
Other borrowings	125,793	125,793
Other liabilities	61,426	66,436
TOTAL LIABILITIES	2,161,532	2,129,378
Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,450,966 Outstanding shares-13,151,630 in 2011 and 2010	1,806	1,806
Additional paid-in capital	68,944	68,944
Retained earnings	302,122	293,319
Accumulated other comprehensive income (loss)	(5,257)	(9,369)
Treasury shares at cost-1,299,336 in 2011 and 2010	(32,983)	(32,983)
TOTAL SHAREHOLDERS’ EQUITY	334,632	321,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,496,164	$2,451,095

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,956	$24,021
Securities:
Taxable	4,195	5,008
Tax-exempt	1,664	1,627
Other	476	536
TOTAL INTEREST INCOME	29,291	31,192

INTEREST EXPENSE:
Deposits	3,283	4,398
Short-term borrowings	54	90
Other borrowings	1,199	3,423
TOTAL INTEREST EXPENSE	4,536	7,911

NET INTEREST INCOME	24,755	23,281

Provision for loan losses	1,182	2,430

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,573	20,851

NON-INTEREST INCOME:
Trust and financial services	1,337	1,259
Service charges and fees on deposit accounts	2,149	2,402
Other service charges and fees	1,989	1,821
Securities gains/(losses), net	3	245
Total impairment loss	—	(6,295)
Loss recognized in other comprehensive income	—	3,196
Net impairment loss recognized in earnings	—	(3,099)
Insurance commissions	1,720	1,670
Gain on sales of mortgage loans	337	272
Other	767	444
TOTAL NON-INTEREST INCOME	8,302	5,014

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,438	10,830
Occupancy expense	1,250	1,251
Equipment expense	1,134	1,216
FDIC Insurance	743	702
Other	4,385	4,282
TOTAL NON-INTEREST EXPENSE	18,950	18,281
INCOME BEFORE INCOME TAXES	12,925	7,584

Provision for income taxes	4,122	1,898
NET INCOME	$8,803	$5,686

PER SHARE DATA
Basic and Diluted Earnings per Share	$0.67	$0.43

Weighted average number of shares outstanding (in thousands)	13,152	13,120

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2011, and 2010

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483

Comprehensive income:
Net income	—	—	5,686	—	—	5,686
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	4,200	—	4,200
Change in funded status of retirement plans	—	—	—	178	—	178
Total comprehensive income/(loss)						10,064

Treasury stock purchase (17,000 shares)	—	—	—	—	(451)	(451)

Balance, March 31, 2010	$1,806	$68,739	$283,043	$(3,526)	$(33,966)	$316,096

Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717

Comprehensive income:
Net income	—	—	8,803	—	—	8,803
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	3,809	—	3,809
Change in funded status of retirement plans	—	—	—	303	—	303
Total comprehensive income/(loss)						12,915

Balance, March 31, 2011	$1,806	$68,944	$302,122	$(5,257)	$(32,983)	$334,632

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$8,803	$5,686
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(68)	(325)
Provision for loan losses	1,182	2,430
Securities (gains) losses	(3)	(245)
Securities impairment loss	—	3,099
(Gain) loss on sale of other real estate	7	(16)
Depreciation and amortization	1,091	1,187
Other, net	2,820	(347)
NET CASH FROM OPERATING ACTIVITIES	13,832	11,469

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	25	7,250
Calls, maturities and principal reductions on securities available-for-sale	41,092	39,281
Purchases of securities available-for-sale	(75,065)	(33,179)
Loans made to customers, net of repayment	26,995	8,359
Proceeds from sales of other real estate owned	1,125	729
Net change in federal funds sold	(51,712)	8,931
Additions to premises and equipment	(316)	(696)
NET CASH FROM INVESTING ACTIVITIES	(57,856)	30,675

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	40,459	16,796
Net change in short-term borrowings	(3,317)	8,250
Dividends paid	(6,050)	(5,908)
Purchase of treasury stock	—	(451)
Repayments on other borrowings	—	(80,000)
NET CASH FROM FINANCING ACTIVITIES	31,092	(61,313)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,932)	(19,169)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,511	84,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,579	$65,202

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2011 and 2010 consolidated financial statements are unaudited.  The December 31, 2010 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2010 annual report.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2010 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2010.

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

2. Allowance for Loan Losses

The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

	March 31,
(Dollar amounts in thousands)	2011	2010
Balance at beginning of quarter	$22,336	$19,437
Provision for loan losses *	1,364	2,430
Recoveries of loans previously charged off	634	851
Loans charged off	(2,192)	(3,340)
Balance at end of quarter	$22,142	$19,378

* Provision before decrease of $182 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment at March 31, 2011.

Allowance for Loan Losses:

	March 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	689	687	(210)	198	1,364
Loans charged -off	(1,061)	(363)	(768)	—	(2,192)
Recoveries	99	54	481	—	634
Ending Balance	$12,536	$3,251	$4,054	$2,301	$22,142

* Provision before decrease of $182 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2011 and December 31, 2010.

Ending Balance Attributable to Loans:

	March 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	4,388	863	—	—	5,251
Collectively evaluated for impairment	7,166	2,035	4,054	2,301	15,556
Acquired with deteriorated credit quality	982	353	—	—	1,335
Ending Balance	$12,536	$3,251	$4,054	$2,301	$22,142

Loans:

	March 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	28,454	2,548	—	31,002
Collectively evaluated for impairment	850,665	429,473	298,667	1,578,805
Acquired with deteriorated credit quality	8,237	1,128	14	9,379
Ending Balance	$887,356	$433,149	$298,681	$1,619,186

Allowance for Loan Losses:

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,893	625	—	—	4,518
Collectively evaluated for impairment	7,788	1,897	4,551	2,103	16,339
Acquired with deteriorated credit quality	1,128	351	—	—	1,479
Ending Balance	$12,809	$2,873	$4,551	$2,103	$22,336

Loans

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	27,717	2,770	—	30,487
Collectively evaluated for impairment	863,790	435,231	308,903	1,607,924
Acquired with deteriorated credit quality	9,938	1,113	15	11,066
Ending Balance	$901,445	$439,114	$308,918	$1,649,477

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

	March 31,	December 31,
(Dollar amounts in thousands)	2011	2010
Year-end loans with no allocated allowance for loan losses	$3,606	$11,890
Year-end loans with allocated allowance for loan losses	34,471	25,629
TOTAL	$38,077	$37,519

Amount of the allowance for loan losses allocated	$6,479	$5,867

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

The following tables present loans individually evaluated for impairment by class of loans.

March 31, 2011
Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$648	$651	$—	$4,822	$9	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	2,958	2,958	—	2,957	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	18,628	18,649	1,813	14,823	109	1
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	10,536	10,536	3,354	9,989	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,855	1,855	100	1,716	—	—
Residential
First Liens	1,910	1,910	836	1,910	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	904	904	349	1,017	—	—
Multifamily	638	638	27	638	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$38,077	$38,101	$6,479	$37,872	$118	$1

December 31, 2010
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$8,935	$8,993	$—
Farmland	—	—	—
Non Farm, Non Residential	2,955	2,955	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,933	10,996	1,508
Farmland	—	—	—
Non Farm, Non Residential	9,442	9,442	3,255
Agriculture	—	—	—
All Other Commercial	1,577	1,577	128
Residential
First Liens	1,910	1,910	533
Home Equity	—	—	—
Junior Liens	1,129	1,129	443
Multifamily	638	638	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$37,519	$37,640	$5,867

(Dollar amounts in thousands)	December 31, 2010
Average of impaired loans during the year	$27,772
Interest income recognized during impairment	660
Cash-basis interest income recognized	57

The Table below presents non-performing loans.

	March 31, 2011
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$451	$13,523	$15,866
Farmland	351	—	89
Non Farm, Non Residential	426	—	14,731
Agriculture	—	—	271
All Other Commercial	152	—	2,237
Residential
First Liens	1,364	2,974	6,242
Home Equity	27	—	—
Junior Liens	112	924	1,138
Multifamily	—	—	992
All Other Residential	—	43	146
Consumer
Motor Vehicle	45	—	257
All Other Consumer	17	—	1,662
TOTAL	$2,945	$17,464	$43,631

	December 31, 2010
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$1,462	$13,671	$11,677
Farmland	—	—	68
Non Farm, Non Residential	506	—	13,808
Agriculture	—	—	284
All Other Commercial	158	—	2,011
Residential
First Liens	971	2,605	6,141
Home Equity	45	—	—
Junior Liens	66	928	1,454
Multifamily	—	—	990
All Other Residential	—	—	150
Consumer
Motor Vehicle	91	—	259
All Other Consumer	4	—	1,675
TOTAL	$3,303	$17,204	$38,517

Covered loans included in loans past due over 90 days still on accrual are $662 thousand at March 31, 2011 and $377 thousand at December 31, 2010. Covered loans included in non-accrual loans are $8.4 million at March 31, 2011 and $8.7 million at December 31, 2010. Covered loans of $7.1 million at March 31, 2011 and $7.2 million at December 31, 2010 are deemed impaired and have allowance for loan loss allocated to them of $1.2 million and $1.3 million, respectively for March 31, 2011 and December 31, 2010. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2011
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,029	$1,577	$3,137	$6,743	$407,630	$414,373
Farmland	—	290	351	641	73,216	73,857
Non Farm, Non Residential	2,324	952	9,566	12,842	241,653	254,495
Agriculture	19	4	115	138	75,286	75,424
All Other Commercial	300	—	229	529	68,677	69,206
Residential
First Liens	3,105	469	4,682	8,256	310,696	318,952
Home Equity	72	20	27	119	37,810	37,929
Junior Liens	160	73	175	408	32,195	32,603
Multifamily	66	—	992	1,058	32,305	33,363
All Other Residential	—	—	—	—	10,303	10,303
Consumer
Motor Vehicle	1,661	179	70	1,910	272,020	273,930
All Other Consumer	175	40	17	232	24,519	24,751
TOTAL	$9,911	$3,604	$19,361	$32,876	$1,586,310	$1,619,186

	December 31, 2010
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,619	$882	$3,868	$7,369	$405,319	$412,688
Farmland	63	198	—	261	71,672	71,933
Non Farm, Non Residential	761	1,763	4,366	6,890	260,685	267,575
Agriculture	55	—	284	339	85,275	85,614
All Other Commercial	—	135	283	418	63,217	63,635
Residential
First Liens	5,405	1,649	3,793	10,847	310,722	321,569
Home Equity	78	11	45	134	38,638	38,772
Junior Liens	287	165	175	627	33,394	34,021
Multifamily	706	—	352	1,058	32,605	33,663
All Other Residential	144	—	—	144	10,945	11,089
Consumer
Motor Vehicle	2,994	378	91	3,463	279,029	282,492
All Other Consumer	138	23	6	167	26,259	26,426
TOTAL	$13,250	$5,204	$13,263	$31,717	$1,617,760	$1,649,477

The Corporation has allocated $1.1 million and $657 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010.  The Corporation has not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  This analysis includes non-homogeneous loans, such as commercial loans, with an outstanding balance greater than $50 thousand.  Any consumer loans outstanding to a borrower who had commercial loans analyzed will be similarly risk rated.  This analysis is performed on a quarterly basis.  The Corporation uses the following definitions for risk ratings:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral.  These loans have a well-defined weakness or weaknesses which have clearly jeopardized repayment of principal and interest as originally intended.  They are characterized by the distinct possibility that the institution will sustain some future loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those graded substandard, with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values.

Furthermore, non-homogeneous loans which were not individually analyzed, but are 90+ days past due or on non-accrual are classified as substandard.  Loans included in homogeneous pools, such as residential or consumer, may be classified as substandard due to 90+ days delinquency, non-accrual status, bankruptcy, or loan restructuring.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2011
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$325,108	$20,750	$59,538	$1,590	$6,188	$413,174
Farmland	69,318	572	2,563	89	108	72,650
Non Farm, Non Residential	199,423	26,545	26,115	1,351	270	253,704
Agriculture	72,463	567	891	271	133	74,325
All Other Commercial	58,030	6,241	3,730	373	542	68,916
Residential
First Liens	95,162	5,034	9,117	2,736	205,692	317,741
Home Equity	8,061	4,617	442	22	24,754	37,896
Junior Liens	4,688	380	1,274	116	26,023	32,481
Multifamily	28,088	2,768	1,310	992	111	33,269
All Other Residential	1,157	—	25	—	9,081	10,263
Consumer
Motor Vehicle	12,353	383	546	27	259,408	272,717
All Other Consumer	3,674	97	129	41	20,638	24,579
TOTAL	$877,525	$67,954	$105,680	$7,608	$552,948	$1,611,715

	December 31, 2010
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$311,258	$26,956	$63,334	$2,910	$6,977	$411,435
Farmland	66,920	1,535	1,691	68	109	70,323
Non Farm, Non Residential	208,847	29,399	24,579	3,364	544	266,733
Agriculture	82,275	602	1,008	284	154	84,323
All Other Commercial	52,704	6,188	2,799	468	1,134	63,293
Residential
First Liens	93,887	6,201	7,495	2,944	209,804	320,331
Home Equity	8,641	4,447	427	23	25,200	38,738
Junior Liens	4,796	107	1,733	167	27,090	33,893
Multifamily	22,678	8,516	1,255	990	127	33,566
All Other Residential	1,349	—	26	—	9,673	11,048
Consumer
Motor Vehicle	12,902	331	492	29	267,424	281,178
All Other Consumer	3,945	64	174	42	22,000	26,225
TOTAL	$870,202	$84,346	$105,013	$11,289	$570,236	$1,641,086

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below.  All securities are classified as available-for-sale.

	(000’s)
	March 31, 2011
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities and entity mortgage-backed securities	$2,021	$35	$0	$2,056
Mortgage Backed Securities-residential	321,574	13,222	(566)	334,230
Mortgage Backed Securities-commercial	129	4	0	133
Collateralized mortgage obligations	95,008	2,256	(295)	96,969
State and municipal	153,047	6,888	(83)	159,852
Collateralized debt obligations	14,908	—	(9,242)	5,666
Equities	1,706	601	0	2,307
TOTAL	$588,393	$23,006	$(10,186)	$601,213

	December 31, 2010
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities and entity mortgage-backed securities	$2,027	$46	$0	$2,073
Mortgage Backed Securities-residential	289,962	13,166	(705)	302,423
Mortgage Backed Securities-commercial	136	3	0	139
Collateralized mortgage obligations	92,803	2,248	(594)	94,457
State and municipal	152,633	5,318	(411)	157,540
Collateralized debt obligations	15,084	—	(12,894)	2,190
Equities	1,729	295	—	2,024
TOTAL	$554,374	$21,076	$(14,604)	$560,846

Contractual maturities of debt securities at March 31, 2011 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,310	$8,452
Due after one but within five years	35,752	37,685
Due after five but within ten years	48,666	51,348
Due after ten years	172,256	167,058
	264,984	264,543
Mortgage-backed securities and equities	323,409	336,670
TOTAL	$588,393	$601,213

There were $3 thousand in gains and no losses realized by the Corporation on investment sales for the three months ended March 31, 2011. There were $320 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales for the three months ended March 31, 2010.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$—	$—	$46,832	$(566)	$46,832	$(566)
Collateralized mortgage obligations	—	—	19,230	(295)	19,230	(295)
State and municipal obligations	511	(41)	2,779	(42)	3,290	(83)
Collateralized Debt Obligations	—	—	5,665	(9,242)	5,665	(9,242)
Total temporarily impaired securities	$511	$(41)	$74,506	$(10,145)	$75,017	$(10,186)

	December 31, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$35,024	$(705)	$—	$—	$35,024	$(705)
Collateralized Mortgage Obligations	25,338	(594)	—	—	25,338	(594)
State and municipal obligations	19,372	(411)	—	—	19,372	(411)
Collateralized Debt Obligations	—	—	2,190	(12,894)	2,190	(12,894)
Total temporarily impaired securities	$79,734	$(1,710)	$2,190	$(12,894)	$81,924	$(14,604)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.

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

Gross unrealized losses on investment securities were $10.2 million as of March 31, 2011 and $14.6 million as of December 31, 2010. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.  Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that four of the CDO’s  included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first quarter of 2011. Those four CDO’s have a contractual balance of $28.3 million at March 31, 2011 which has been reduced to $4.3 million by $0.3 million of interest payments received, $15.1 million of cumulative OTTI charges recorded through earnings to date, and $8.6 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at March 31, 2011 from 28% to 87%. The OTTI recorded in other comprehensive income represents OTTI due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks.  This CDO with an amortized cost of $2.0 million and a fair value of $1.4 million is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 11.03 to 30.65 while Moody Investor Service pricing ranges from 1.31 to 90.08, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2011	2010
Beginning balance	$15,070	$11,359
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	3,099

Ending balance	$15,070	$14,458

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

	March 31, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponsored entities and entity mortgage-backed securities	$0	$2,056	$0	$2,056
Mortgage Backed Securities-residential	—	334,230	—	334,230
Mortgage Backed Securities-commercial	—	$133	—	133
Collateralized mortgage obligations	—	96,969	—	96,969
State and municipal	—	159,852	—	159,852
Collateralized debt obligations	—	—	5,666	5,666
Equities	463	—	1,844	2,307
TOTAL	$463	$593,240	$7,510	$601,213
Derivitive Assets		947
Derivitive Liabilities		(947)

	December 31, 2010
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponsored entities and entity mortgage-backed securities	$—	$2,073	$—	$2,073
Mortgage Backed Securities-residential	—	302,423	—	302,423
Mortgage Backed Securities-commercial	—	$139	—	139
Collateralized mortgage obligations	—	94,457	—	94,457
State and municipal	—	157,540	—	157,540
Collateralized debt obligations	—	—	2,190	2,190
Equities	506	—	1,518	2,024
TOTAL	$506	$556,632	$3,708	$560,846
Derivitive Assets		1,311
Derivitive Liabilities		(1,311)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	March 31,	March 31
(Dollar amounts in thousands)	2011	2010
Beginning Balance	$3,708	$4,777
Total realized/unrealized gains or losses
Included in earnings	—	(3,099)
Included in other comprehensive income	3,802	3,908
Settlements	—	(102)
Transfers into Level 3	—	—
Ending Balance	$7,510	$5,484

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $31.6 million, net of a valuation allowance of $6.5 million at March 31, 2011. At December 31, 2010 impaired loans valued at Level 3 were carried at a fair value of $31.6 million, net of a valuation allowance of $5.9 million. The impact to the provision for loan losses was $(394) thousand for the three months ended March 31, 2011, and was $750 thousand for the year ended December 31, 2010. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non real estate loans is determined using similar methods.

The following tables presents loans identified as impaired by class of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$19,276	$1,813	$17,463
Farmland	—		—
Non Farm, Non Residential	13,494	3,354	10,140
Agriculture	—
All Other Commercial	1,855	100	1,755
Residential
First Liens	1,910	836	1,074
Home Equity	—	—	—
Junior Liens	904	349	555
Multifamily	638	27	611
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$38,077	$6,479	$31,598

	December 31, 2010
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$19,868	$1,508	$18,360
Farmland	—		—
Non Farm, Non Residential	12,397	3,255	9,142
Agriculture	—
All Other Commercial	1,577	128	1,449
Residential
First Liens	1,910	533	1,377
Home Equity	—	—	—
Junior Liens	1,129	443	686
Multifamily	638	—	638
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$37,519	$5,867	$31,652

The carrying amounts and estimated fair value of financial instruments at March 31, 2011 and December 31, 2010, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the

FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	45,579	45,579	58,511	58,511
Federal funds sold	56,816	56,816	5,104	5,104
Securities available—for—sale	601,213	601,213	560,846	560,846
Federal Home Loan Bank Stock	23,654	n/a	23,654	n/a
Loans, net	1,588,712	1,574,402	1,617,810	1,607,895
FDIC Indemnification Asset	3,991	3,991	3,977	3,977
Accrued interest receivable	10,506	10,506	11,208	11,208
Deposits	(1,943,524)	(1,950,160)	(1,903,043)	(1,909,874)
Short—term borrowings	(30,789)	(30,789)	(34,106)	(34,106)
Federal Home Loan Bank advances	(125,793)	(128,868)	(125,793)	(128,881)
Accrued interest payable	(1,699)	(1,699)	(2,041)	(2,041)

5.  Short-Term Borrowings

Period—end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2011	2010

Federal Funds Purchased	$2,150	$3,310
Repurchase Agreements	26,853	28,936
Note Payable - U.S. Government	1,786	1,860
	$30,789	$34,106

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2011	2010

FHLB Advances	$125,793	$125,793

7. Components of Net Periodic Benefit Cost

	Three Months ended March 31,
	(000’s)
			Post-Retirement
	Pension Benefits		Health Benefits
	2011	2010	2011	2010
Service cost	$775	$773	$27	$16
Interest cost	824	828	60	55
Expected return on plan assets	(964)	(850)	—	—
Amortization of transition obligation	—	—	15	15
Net amortization of prior service cost	(4)	(4)	—	—
Net amortization of net (gain) loss	161	245	—	3
Net Periodic Benefit Cost	$792	$992	$102	$89

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $4.9 and $1.4 million respectively to its Pension Plan and ESOP and $210,000 to the Post Retirement Health Benefits Plan in 2011. Contributions of $51 thousand have been made through the first three months of 2011 for the Post Retirement Health Benefits plan.

8. New accounting standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Corporation’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Corporation’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Corporation’s statements of income and condition.

9. Acquisitions and FDIC Indemnification Asset

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations  Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $13.5 million for losses and carrying expenses and currently carries a balance of $4.0 million. Included in the current balance is the estimate of $1.2 million for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at March 31, 2011 and December 31, 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	March 31, 2011
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$9,346	$33,494	$—	$42,840
Foreclosed Assets	—	—	2,278	2,278
Total Covered Assets	$9,346	$33,494	$2,278	$45,118

	December 31, 2010
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$10,948	$35,485	$—	$46,433
Foreclosed Assets	—	—	2,586	2,586
Total Covered Assets	$10,948	$35,485	$2,586	$49,019

The rollforward of the FDIC Indemnification asset is as follows:

	Quarter Ended	Year Ended
	March 31,	December 31,
(Dollar amounts in thousands)	2011	2010
Beginning balance	$3,977	$12,124
Accretion	38	339
Net changes in losses and expenses added	415	4,570
Reimbursements from the FDIC	(439)	(13,056)
TOTAL	$3,991	$3,977

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At March 31, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $1.3 million allowance for credit losses related to these loans at March 31, 2011. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

ITEMS 2.  and 3.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods.  The discussion should be read in conjunction with the financial statements beginning on page three of this report.  All figures are for the consolidated entities.  It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s annual report for 2010 filed as an exhibit to the Corporation’s 10-K filed for the fiscal year ended December 31, 2010.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2010 Annual Report on Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2011 was $8.8 million compared to $5.7 million for the same period of 2010.  Basic earnings per share increased to $0.67 for the first quarter of 2011 compared to $0.43 for same period of 2010. Return on Assets and Return on Equity were 1.42% and 10.76% respectively for the three months ended March 31, 2011, compared to 0.92%and 7.29% for the three months ended March 31, 2010.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $1.5 million in the three months ended March 31, 2011 to $24.8 million from $23.3 million in the same period in 2010. The net interest margin for the first three months of 2011  is 4.51% compared to 4.29% for the same period of 2010, a 5.9% increase, driven by a greater decrease in funding costs than the decline in the rates of return on earning assets.

Non-Interest Income

Non-interest income for the three months ended March 31, 2011 was $8.3 million compared to the $5.0 million for the same period of 2010. Non-interest income was reduced by the other than temporary impairment loss on securities of $3.0 million for the three month period ending March 31, 2010. Further discussion on OTTI is included in Note 3.  Insurance income accounted for most of the remaining increase in non-interest income.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2011 increased by $0.7 million compared to the same periods in 2010. Salaries and fringe benefits increased $608 thousand to account for most of this increase.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $1.1 million for the first quarter of 2011 compared to the same period of 2010.  The net charge-offs decreased $931 thousand for the three months ended March 31, 2011 compared to the same period of 2010. The allowance for loan losses has remained virtually the same at 1.37% of gross loans, or $22.3 million at March 31, 2011 compared to 1.36% of gross loans, or $22.1 million at December 31, 2010. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest.  A summary of non-performing loans at March 31, 2011 and December 31, 2010 follows:

	(000’s)
	March 31,	December 31,
	2011	2010
Non-accrual loans	$43,631	$38,517
Restructured loans	17,051	17,094
Accruing loans past due over 90 days	2,779	3,185
	$63,461	$58,796

Ratio of the allowance for loan losses as a percentage of non-performing loans	35%	38%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	March 31,	December 31,
	2011	2010
Non-accrual loans
Commercial loans	$33,194	$27,848
Residential loans	8,518	8,735
Consumer loans	1,919	1,934
	$43,631	$38,517

Past due 90 days or more
Commercial loans	$1,315	$2,041
Residential loans	1,404	1,052
Consumer loans	60	92
	$2,779	$3,185

The following table is information on the non-accrual loans at March 31, 2011 and December 31, 2010 that were from the acquisition of assets from The First National Bank of Danville

	(000’s)	(000’s)
	March 31,	December 31,
	2011	2010
Non-accrual loans
Commercial loans	$7,172	$7,353
Residential loans	1,244	1,394
Consumer loans	—	—
	$8,416	$8,747

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2011.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would increase 1.89% over the next 12 months and increase 3.58% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would decrease 0.80% over the next 12 months and decrease 2.21% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.07%	-5.14%	-7.59%
Down 100	-0.80	-2.21	-3.47
Up 100	1.89	3.58	6.32
Up 200	2.67	5.60	11.02

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.3 million of investments that mature throughout the next 12 months. The Corporation also anticipates $88.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $10.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first quarter of 2011 to the same period in 2010, loans net of unearned discount are down 0.6% or $9.8 million. Deposits are up $137.0 million at March 31, 2011, a 7.6% increase from the balances at the same time in 2010. Shareholders’ equity increased $18.5 million from March 31, 2010. This financial performance increased book value per share 5.6% to $25.44 at March 31, 2011 from $24.10 at March 31, 2010. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.

Capital Adequacy

As of March 31, 2011, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.  Below are the capital ratios for the Corporation and lead bank.

	March 31, 2011	December 31, 2010	To Be Well Capitalized

Total risk-based capital
Corporation	18.47%	17.82%	N/A
First Financial Bank	17.89%	17.29%	10.00%

Tier I risk-based capital
Corporation	17.30%	16.66%	N/A
First Financial Bank	16.87%	16.26%	6.00%

Tier I leverage capital
Corporation	13.29%	12.68%	N/A
First Financial Bank	12.88%	12.37%	5.00%

ITEM 4.  Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1 A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2010 Annual Report on Form 10-K.

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

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5. Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 by Principal Executive Officer, dated May 6, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 by Principal Financial Officer, dated May 6, 2011.

32.1

Certification, dated May 6, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 6, 2011	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 6, 2011	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: May 6, 2011	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 by Principal Executive Officer, dated May 6, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 by Principal Financial Officer, dated May 6, 2011.

32.1

Certification, dated May 6, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2011.