Form 10-Q
period 2011-06-30
FIRST FINANCIAL CORP /IN/
filed 2011-08-09
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

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

As of August 5, 2011, the registrant had outstanding 13,151,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$59,958	$58,511
Federal funds sold and short-term investments	1,950	5,104
Securities available-for-sale	614,050	560,846
Loans:
Commercial	915,878	896,107
Residential	434,125	437,576
Consumer	295,917	307,403
	1,645,920	1,641,086
Less:
Unearned Income	(846)	(940)
Allowance for loan losses	(21,625)	(22,336)
	1,623,449	1,617,810

Restricted Stock	21,965	25,308
Accrued interest receivable	10,426	11,208
Premises and equipment, net	34,157	34,691
Bank-owned life insurance	67,035	66,112
Goodwill	7,102	7,102
Other intangible assets	3,526	4,148
Other real estate owned	4,246	6,325
FDIC Indemnification asset	4,765	3,977
Other assets	49,323	49,953
TOTAL ASSETS	$2,501,952	$2,451,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$315,631	$304,101
Interest-bearing:
Certificates of deposit of $100 or more	204,383	215,501
Other interest-bearing deposits	1,373,314	1,383,441
	1,893,328	1,903,043
Short-term borrowings	67,465	34,106
Other borrowings	125,793	125,793
Other liabilities	72,701	66,436
TOTAL LIABILITIES	2,159,287	2,129,378
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,151,630 in 2011 and 2010	1,806	1,806
Additional paid-in capital	68,944	68,944
Retained earnings	304,358	293,319
Accumulated other comprehensive income (loss)	540	(9,369)
Treasury shares at cost-1,299,336 in 2011 and 2010	(32,983)	(32,983)
TOTAL SHAREHOLDERS’ EQUITY	342,665	321,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,501,952	$2,451,095

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$23,004	$24,032	$45,960	$48,052
Securities:
Taxable	4,321	4,842	8,516	9,850
Tax-exempt	1,699	1,676	3,363	3,302
Other	471	430	947	968
TOTAL INTEREST INCOME	29,495	30,980	58,786	62,172

INTEREST EXPENSE:
Deposits	3,082	4,259	6,365	8,657
Short-term borrowings	41	80	95	170
Other borrowings	1,213	2,560	2,412	5,983
TOTAL INTEREST EXPENSE	4,336	6,899	8,872	14,810

NET INTEREST INCOME	25,159	24,081	49,914	47,362

Provision for loan losses	1,352	2,190	2,534	4,620
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	23,807	21,891	47,380	42,742

NON-INTEREST INCOME:
Trust and financial services	1,191	1,197	2,528	2,456
Service charges and fees on deposit accounts	2,354	2,670	4,503	5,072
Other service charges and fees	2,092	1,938	4,081	3,759
Securities gains/(losses), net	4	—	7	245
Total impairment Losses	(97)	(71)	(97)	(3,170)
Loss recognized in other comprehensive loss	—	—	—	—
Net impairment loss recognized in earnings	(97)	(71)	(97)	(3,170)
Insurance commissions	1,673	1,582	3,393	3,252
Gain on sales of mortgage loans	401	399	738	671
Other	268	157	1,035	601
TOTAL NON-INTEREST INCOME	7,886	7,872	16,188	12,886

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,517	10,678	22,955	21,508
Occupancy expense	1,203	1,151	2,453	2,402
Equipment expense	1,095	1,205	2,229	2,421
FDIC Expense	536	727	1,279	1,429
Other	5,061	4,939	9,446	9,221
TOTAL NON-INTEREST EXPENSE	19,412	18,700	38,362	36,981
INCOME BEFORE INCOME TAXES	12,281	11,063	25,206	18,647

Provision for income taxes	3,864	3,350	7,986	5,248
NET INCOME	$8,417	$7,713	$17,220	$13,399

PER SHARE DATA
Basic and Diluted	$0.64	$0.59	$1.31	$1.02
Dividends Per Share	$0.47	$0.46	$0.47	$0.46
Weighted average number of shares outstanding (in thousands)	13,152	13,112	13,152	13,116

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2011, and 2010

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2011	$1,806	$68,944	$302,122	$(5,257)	$(32,983)	$334,632
Comprehensive income:
Net income	—	—	8,417	—	—	8,417
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,495	—	5,495
Change in funded status of retirement plans	—	—	—	302	—	302
Total comprehensive income/(loss)						14,214
Cash Dividends, $.47 per share	—	—	(6,181)	—	—	(6,181)
Balance, June 30, 2011	$1,806	$68,944	$304,358	$540	$(32,983)	$342,665

Balance, April 1, 2010	$1,806	$68,739	$283,043	$(3,526)	$(33,966)	$316,096
Comprehensive income:
Net income	—	—	7,713	—	—	7,713
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	1,324	—	1,324
Change in funded status of retirement plans	—	—	—	178	—	178
Total comprehensive income/(loss)						9,215
Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (3,500 shares)	—	—	—	—	(93)	(93)
Balance, June 30, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2011, and 2010

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717
Comprehensive income:
Net income	—	—	17,220	—	—	17,220
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	9,304	—	9,304
Change in funded status of retirement plans	—	—	—	605	—	605
Total comprehensive income/(loss)						27,129
Cash Dividends, $.47 per share	—	—	(6,181)	—	—	(6,181)
Balance, June 30, 2011	$1,806	$68,944	$304,358	$540	$(32,983)	$342,665

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483
Comprehensive income:
Net income	—	—	13,399	—	—	13,399
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,524	—	5,524
Change in funded status of retirement plans	—	—	—	356	—	356
Total comprehensive income/(loss)						19,279
Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (20,500 shares)	—	—	—	—	(544)	(544)
Balance, June 30, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$17,220	$13,399
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	(111)	(610)
Provision for loan losses	2,534	4,620
Securities (gains) losses	(7)	(245)
Securities impairment loss	97	3,170
(Gain) loss on sale of other real estate	178	59
Depreciation and amortization	2,109	2,384
Other, net	257	6,912
NET CASH FROM OPERATING ACTIVITIES	22,277	29,689

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	25	7,250
Redemption of restricted stock	3,343	—
Calls, maturities and principal reductions on securities available-for-sale	66,853	131,690
Purchases of securities available-for-sale	(104,555)	(145,791)
Loans made to customers, net of repayment	(8,780)	(25,815)
Proceeds from sales of other real estate owned	2,532	1,495
Net change in federal funds sold	3,154	(3,354)
Additions to premises and equipment	(953)	(1,174)
NET CASH FROM INVESTING ACTIVITIES	(38,381)	(35,699)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	(9,758)	91,412
Net change in short-term borrowings	33,359	6,481
Dividends paid	(6,050)	(5,908)
Purchase of treasury stock	—	(544)
Proceeds from other borrowings	—	2,000
Repayments on other borrowings	—	(111,500)
NET CASH FROM FINANCING ACTIVITIES	17,551	(18,059)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,447	(24,069)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,511	84,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,958	$60,302

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2011 and 2010 consolidated financial statements are unaudited.  The December 31, 2010 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2010 annual report.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2010 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2010.

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

2. Allowance for Loan Losses

The activity in the Corporation’s allowance for loan losses for the six months ended June 30 is shown in the following analysis:

	June 30,
(Dollar amounts in thousands)	2011	2010
Balance at beginning of period	$22,336	$19,437
Provision for loan losses *	2,430	4,620
Recoveries of loans previously charged off	1,107	2,652
Loans charged off	(4,248)	(6,794)
Balance at end of period	$21,625	$19,915

* Provision before increase of $104 thousand in 2011 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30, 2011.

Allowance for Loan Losses:

	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,536	$3,251	$4,054	$2,301	$22,142
Provision for loan losses*	1,320	607	243	(1,104)	1,066
Loans charged -off	(1,306)	(327)	(423)	—	(2,056)
Recoveries	336	33	104	—	473
Ending Balance	$12,886	$3,564	$3,978	$1,197	$21,625

* Provision before increase of $286 thousand in 2011 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30, 2011.

Allowance for Loan Losses:

	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	2,009	1,294	33	(906)	2,430
Loans charged -off	(2,367)	(690)	(1,191)	—	(4,248)
Recoveries	435	87	585	—	1,107
Ending Balance	$12,886	$3,564	$3,978	$1,197	$21,625

* Provision before increase of $104 thousand in 2011 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2011 and December 31, 2010.

Ending Balance Attributable to Loans:

	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$4,646	$1,303	$—	$—	$5,949
Collectively evaluated for impairment	7,731	1,932	3,978	1,197	14,838
Acquired with deteriorated credit quality	509	329	—	—	838
Ending Balance	$12,886	$3,564	$3,978	$1,197	$21,625

Loans:

	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$27,004	$2,548	$—	$29,552
Collectively evaluated for impairment	885,600	432,050	297,311	1,614,961
Acquired with deteriorated credit quality	7,784	1,092	13	8,889
Ending Balance	$920,388	$435,690	$297,324	$1,653,402

Ending Balance Attributable to Loans:

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,893	$625	$—	$—	$4,518
Collectively evaluated for impairment	7,788	1,897	4,551	2,103	16,339
Acquired with deteriorated credit quality	1,128	351	—	—	1,479
Ending Balance	$12,809	$2,873	$4,551	$2,103	$22,336

Loans

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$27,717	$2,770	$—	$30,487
Collectively evaluated for impairment	863,790	435,231	308,903	1,607,924
Acquired with deteriorated credit quality	9,938	1,113	15	11,066
Ending Balance	$901,445	$439,114	$308,918	$1,649,477

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

	June 30,	December 31,
(Dollar amounts in thousands)	2011	2010
Year-end loans with no allocated allowance for loan losses	$3,980	$11,890
Year-end loans with allocated allowance for loan losses	32,251	25,629
TOTAL	$36,231	$37,519

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

The following tables present loans individually evaluated for impairment by class of loans.

June 30, 2011
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	3,980	3,980	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,930	17,939	1,886
Farmland	—	—	—
Non Farm, Non Residential	9,087	9,087	3,116
Agriculture	—	—	—
All Other Commercial	1,792	1,792	91
Residential
First Liens	1,910	1,910	977
Home Equity	—	—	—
Junior Liens	894	895	327
Multifamily	638	638	326
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$36,231	$36,241	$6,723

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest Income	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$4,972	$—	$—	$4,497	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,979	—	—	3,468	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	14,113	125	—	14,468	234	1
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	8,541	—	—	9,265	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,654	—	—	1,685	—	—
Residential
First Liens	1,910	—	—	1,910	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	1,007	—	—	1,012	—	—
Multifamily	638	—	—	638	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$36,814	$125	$—	$36,943	$234	$1

December 31, 2010
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$8,935	$8,993	$—
Farmland	—	—	—
Non Farm, Non Residential	2,955	2,955	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,933	10,996	1,508
Farmland	—	—	—
Non Farm, Non Residential	9,442	9,442	3,255
Agriculture	—	—	—
All Other Commercial	1,577	1,577	128
Residential
First Liens	1,910	1,910	533
Home Equity	—	—	—
Junior Liens	1,129	1,129	443
Multifamily	638	638	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$37,519	$37,640	$5,867

The table below presents non-performing loans.

	June 30, 2011
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$616	$12,807	$15,443
Farmland	306	—	89
Non Farm, Non Residential	492	—	14,700
Agriculture	—	—	250
All Other Commercial	179	—	2,105
Residential
First Liens	1,416	3,137	6,620
Home Equity	15	—	—
Junior Liens	66	914	1,074
Multifamily	—	—	1,056
All Other Residential	—	43	141
Consumer
Motor Vehicle	54	—	249
All Other Consumer	25	—	1,662
TOTAL	$3,169	$16,901	$43,389

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

Covered loans included in loans past due over 90 days still on accrual are $391 thousand at June 30, 2011 and $377 thousand at December 31, 2010. Covered loans included in non-accrual loans are $8.2 million at June 30, 2011 and $8.7 million at December 31, 2010. Covered loans of $6.7 million at June 30, 2011 and $7.2 million at December 31, 2010 are deemed impaired and have allowance for loan loss allocated to them of $1.0 million and $1.3 million, respectively for June 30, 2011 and December 31, 2010. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2011
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$991	$593	$4,638	$6,222	$415,399	$421,621
Farmland	130	17	374	521	74,229	74,750
Non Farm, Non Residential	1,951	819	9,050	11,820	237,513	249,333
Agriculture	358	92	104	554	92,846	93,400
All Other Commercial	153	61	445	659	80,625	81,284
Residential
First Liens	1,550	855	4,756	7,161	318,320	325,481
Home Equity	118	18	15	151	34,759	34,910
Junior Liens	1,179	84	80	1,343	31,212	32,555
Multifamily	63	101	992	1,156	30,811	31,967
All Other Residential	—	—	—	—	10,777	10,777
Consumer
Motor Vehicle	2,696	332	65	3,093	269,537	272,630
All Other Consumer	82	26	25	133	24,561	24,694
TOTAL	$9,271	$2,998	$20,544	$32,813	$1,620,589	$1,653,402

	December 31, 2010
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,619	$882	$3,868	$7,369	$405,319	$412,688
Farmland	63	198	—	261	71,672	71,933
Non Farm, Non Residential	761	1,763	4,366	6,890	260,685	267,575
Agriculture	55	—	284	339	85,275	85,614
All Other Commercial	—	135	283	418	63,217	63,635
Residential
First Liens	5,405	1,649	3,793	10,847	310,722	321,569
Home Equity	78	11	45	134	38,638	38,772
Junior Liens	287	165	175	627	33,394	34,021
Multifamily	706	—	352	1,058	32,605	33,663
All Other Residential	144	—	—	144	10,945	11,089
Consumer
Motor Vehicle	2,994	378	91	3,463	279,029	282,492
All Other Consumer	138	23	6	167	26,259	26,426
TOTAL	$13,250	$5,204	$13,263	$31,717	$1,617,760	$1,649,477

The Corporation has allocated $1.1 million and $657 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010.  The Corporation has not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Furthermore, non-homogeneous loans which were not individually analyzed, but are 90+ days past due or on non-accrual are classified as substandard.  Loans included in homogeneous pools, such as residential or consumer may be classified as substandard due to 90+ days delinquency, non-accrual status, bankruptcy, or loan restructuring.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2011
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$338,703	$17,178	$55,959	$2,591	$6,074	$420,505
Farmland	69,827	563	2,959	68	104	73,521
Non Farm, Non Residential	194,253	26,792	25,941	1,343	267	248,596
Agriculture	89,814	1,388	737	250	131	92,320
All Other Commercial	70,208	6,071	3,207	370	1,080	80,936
Residential
First Liens	93,837	10,941	9,793	2,420	207,196	324,187
Home Equity	8,446	405	426	21	25,587	34,885
Junior Liens	4,709	371	1,248	81	26,029	32,438
Multifamily	28,671	825	1,298	992	96	31,882
All Other Residential	1,788	—	24	—	8,921	10,733
Consumer
Motor Vehicle	12,123	346	464	43	258,418	271,394
All Other Consumer	3,473	66	96	40	20,848	24,523
TOTAL	$915,852	$64,946	$102,152	$8,219	$554,751	$1,645,920

	December 31, 2010
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$311,258	$26,956	$63,334	$2,910	$6,977	$411,435
Farmland	66,920	1,535	1,691	68	109	70,323
Non Farm, Non Residential	208,847	29,399	24,579	3,364	544	266,733
Agriculture	82,275	602	1,008	284	154	84,323
All Other Commercial	52,704	6,188	2,799	468	1,134	63,293
Residential
First Liens	93,887	6,201	7,495	2,944	209,804	320,331
Home Equity	8,641	4,447	427	23	25,200	38,738
Junior Liens	4,796	107	1,733	167	27,090	33,893
Multifamily	22,678	8,516	1,255	990	127	33,566
All Other Residential	1,349	—	26	—	9,673	11,048
Consumer
Motor Vehicle	12,902	331	492	29	267,424	281,178
All Other Consumer	3,945	64	174	42	22,000	26,225
TOTAL	$870,202	$84,346	$105,013	$11,289	$570,236	$1,641,086

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	(000’s)
	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$2,015	$28	$—	$2,043
Mortgage Backed Securities - Residential	312,657	16,410	(25)	$329,042
Mortgage Backed Securities - Commercial	124	3	—	$127
Collateralized Mortgage Obligations	102,419	3,580	—	$105,999
State and Municipal Obligations	158,396	7,521	(111)	$165,806
Collateralized Debt Obligations	14,852	1,531	(7,538)	$8,845
Equity Securities	1,609	579	—	2,188
TOTAL	$592,072	$29,652	$(7,674)	$614,050

	(000’s)
	December 31, 2010
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,027	$46	$—	$2,073
Mortgage Backed Securities-residential	289,962	13,166	(705)	302,423
Mortgage Backed Securities-commercial	136	3	0	139
Collateralized mortgage obligations	92,803	2,248	(594)	94,457
State and municipal	152,633	5,318	(411)	157,540
Collateralized debt obligations	15,084	—	(12,894)	2,190
Equities	1,729	295	—	2,024
TOTAL	$554,374	$21,076	$(14,604)	$560,846

Contractual maturities of debt securities at June 30, 2011 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	June 30, 2011
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,670	$7,738
Due after one but within five years	34,413	36,170
Due after five but within ten years	52,555	55,464
Due after ten years	183,044	183,321
	277,682	282,693
Mortgage-backed securities and equities	314,390	331,357
TOTAL	$592,072	$614,050

There were $7 thousand in gains from investment sales and $97 thousand in losses from OTTI realized by the Corporation  for the six months ended June 30, 2011. There were $320 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales for the six months ended June 30, 2010.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$4,629	$(25)	$—	$—	$4,629	$(25)
State and municipal obligations	8,155	(111)			8,155	(111)
Collateralized Debt Obligations	—	—	6,120	(7,538)	6,120	(7,538)
Total temporarily impaired securities	$12,784	$(136)	$6,120	$(7,538)	$18,904	$(7,674)

	December 31, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$35,024	$(705)	$—	$—	$35,024	$(705)
Collateralized Mortgage Obligations	25,338	(594)	—	—	25,338	(594)
State and municipal obligations	19,372	(411)	—	—	19,372	(411)
Collateralized Debt Obligations	—	—	2,190	(12,894)	2,190	(12,894)
Total temporarily impaired securities	$79,734	$(1,710)	$2,190	$(12,894)	$81,924	$(14,604)

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

Gross unrealized losses on investment securities were $7.7 million as of June 30, 2011 and $14.6 million as of December 31, 2010. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.  Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that four of the CDO’s  included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first or second quarter of 2011. Those four CDO’s have a contractual balance of $28.3 million at June 30, 2011 which has been reduced to $7.4 million by $0.4 million of interest payments received, $15.1 million of cumulative OTTI charges recorded through earnings to date, and $5.4 million recorded in other comprehensive income ($3.2 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at June 30, 2011 from 28% to 87%. The OTTI recorded in other comprehensive income represents OTTI due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

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

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 21.5 to 70.5 while Moody Investor Service pricing ranges from 1.45 to 91.26, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

Equity securities relate to investments in bank stocks held at the holding company. In 2010 the Corporation liquidated a majority of what was held in equity securities to reduce borrowings. In the first three months of 2011 one of the three remaining bank stocks was disposed of at a gain. In the second quarter the Corporation recognized other-than-temporary impairment on one of the remaining two equities in the amount of $97 thousand. Bank stock values have been negatively impacted by the current economic environment and market pessimism. The other bank stock holding has an unrealized gain.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2011	2010	2011	2010
Beginning balance	$15,070	$14,458	$15,070	$11,359
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	97	—	97	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	71	—	3,170

Ending balance	$15,167	$14,529	$15,167	$14,529

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily private placement municipal and trust preferred securities. The private placement municipal securities are no longer capable of being priced using matrix pricing and have been designated as and transferred to Level 3 securities. These securities have been evaluated individually for changes in market values based on credit and interest rate characteristics. The trust preferred securities are priced using Level 3 due to current market illiquidity and certain investments in bank equities. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.  The fair value of investments in bank equities is based on the prices of recent stock trades and is considered Level 3 because these stocks are not publicly traded.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$2,043	$—	$2,043
Mortgage Backed Securities-residential	—	329,042	—	329,042
Mortgage Backed Securities-commercial	—	127	—	127
Collateralized mortgage obligations	—	105,999	—	105,999
State and municipal	—	159,276	6,530	165,806
Collateralized debt obligations	—	—	8,845	8,845
Equities	344	—	1,844	2,188
TOTAL	$344	$596,487	$17,219	$614,050
Derivitive Assets		1,480
Derivitive Liabilities		(1,480)

	December 31, 2010
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$2,073	$—	$2,073
Mortgage Backed Securities-residential	—	302,423	—	302,423
Mortgage Backed Securities-commercial	—	139	—	139
Collateralized mortgage obligations	—	94,457	—	94,457
State and municipal	—	157,540	—	157,540
Collateralized debt obligations	—	—	2,190	2,190
Equities	506	—	1,518	2,024
TOTAL	$506	$556,632	$3,708	$560,846
Derivitive Assets		1,311
Derivitive Liabilities		(1,311)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2011	2010	2011	2010
Beginning Balance	$7,510	$5,484	$3,708	$4,777
Total realized/unrealized gains or losses
Included in earnings	—	(70)	—	(3,169)
Included in other comprehensive income	3,179	149	6,981	4,057
Settlements	—	(100)	—	(202)
Transfers into Level 3	6,530	—	6,530	—
Ending Balance	$17,219	$5,463	$17,219	$5,463

There were no unrealized gains and losses recorded in earnings for the three and six months ended June 30, 2011 for Level 3 assets and liabilities that are still held at June 30, 2011. Losses reported in earnings for the three and six months ended June 30, 2010 are from assets still held at June 30, 2010.

The fair value for certain local municipal securities with a fair value of $6,530 as of June 30, 2011 was transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for this security.

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $29.2 million, net of a valuation allowance of $6.7 million at June 30, 2011. At December 31, 2010 impaired loans valued at Level 3 were carried at a fair value of $31.6 million, net of a valuation allowance of $5.9 million. The impact to the provision for loan losses was $(77) and $(471) thousand for the three and six months ended June 30, 2011, and was $(811) and $534 thousand for the three and six months ended June 30, 2010. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers.

The carrying amounts and estimated fair value of financial instruments at June 30, 2011 and December 31, 2010, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of restricted stock due to restrictions placed on its transferability.  Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	59,958	59,958	58,511	58,511
Federal funds sold	1,950	1,950	5,104	5,104
Securities available—for—sale	614,050	614,050	560,846	560,846
Restricted Stock	21,965	N/A	25,308	n/a
Loans, net	1,623,449	1,618,116	1,617,810	1,607,895
FDIC Indemnification Asset	4,765	4,765	3,977	3,977
Accrued interest receivable	10,426	10,426	11,208	11,208
Deposits	(1,893,328)	(1,899,691)	(1,903,043)	(1,909,874)
Short—term borrowings	(67,465)	(67,465)	(34,106)	(34,106)
Federal Home Loan Bank advances	(125,793)	(129,392)	(125,793)	(128,881)
Accrued interest payable	(1,615)	(1,615)	(2,041)	(2,041)

The following tables presents loans identified as impaired by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,930	$1,886	$16,044
Non Farm, Non Residential	13,067	3,116	9,951
All Other Commercial	1,792	91	1,701
Residential
First Liens	1,910	977	933
Junior Liens	894	327	567
Multifamily	638	326	312
TOTAL	$36,231	$6,723	$29,508

	December 31, 2010
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$19,868	$1,508	$18,360
Non Farm, Non Residential	12,397	3,255	9,142
All Other Commercial	1,577	128	1,449
Residential
First Liens	1,910	533	1,377
Junior Liens	1,129	443	686
Multifamily	638	—	638
TOTAL	$37,519	$5,867	$31,652

5.  Short-Term Borrowings

Period—end short-term borrowings were comprised of the following:

	(000’s)
	June 30,	December 31,
	2011	2010

Federal Funds Purchased	$39,489	$3,310
Repurchase Agreements	26,576	28,936
Note Payable - U.S. Government	1,400	1,860
	$67,465	$34,106

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000’s)
	June 30,	December 31,
	2011	2010

FHLB Advances	$125,793	$125,793

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$775	$773	$27	$16	$1,550	$1,546	$55	$33
Interest cost	824	828	60	55	1,648	1,657	120	109
Expected return on plan assets	(964)	(850)	—	—	(1,929)	(1,700)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Net amortization of prior service cost	(4)	(4)	—	—	(9)	(9)	—	—
Net amortization of net (gain) loss	161	245	—	3	321	491	0	6
Net Periodic Benefit Cost	$792	$992	$102	$89	$1,581	$1,985	$205	$178

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $4.9 and $1.4 million respectively to its Pension Plan and ESOP and $210,000 to the Post Retirement Health Benefits Plan in 2011. Contributions of $122 thousand have been made through the first six months of 2011 for the Post Retirement Health Benefits plan.

8. New accounting standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  This amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

9. Acquisitions

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations  Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $13.5 million for losses and carrying expenses and currently carries a balance of $4.8 million. Included in the current balance is the estimate of $820 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at June 30, 2011 and December 31, 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	June 30, 2011
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$8,876	$32,236	$—	$41,112
Foreclosed Assets	—	—	1,281	1,281
Total Covered Assets	$8,876	$32,236	$1,281	$42,393

	December 31, 2010
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$10,948	$35,485	$—	$46,433
Foreclosed Assets	—	—	2,586	2,586
Total Covered Assets	$10,948	$35,485	$2,586	$49,019

The rollforward of the FDIC Indemnification asset is as follows:

	Quarter Ended	Six Months Ended	Year Ended
	June 30,	June 30,	December 31,
(Dollar amounts in thousands)	2011	2011	2010
Beginning balance	$3,991	$3,977	$12,124
Accretion	—	38	339
Net changes in losses and expenses added	774	1,189	4,570
Reimbursements from the FDIC	—	(439)	(13,056)
TOTAL	$4,765	$4,765	$3,977

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $1.0 million allowance for credit losses related to these loans at June 30, 2011. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

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

Summary of Operating Results

Net income for the three and six months ended June 30, 2011 was $8.4 and $17.2 million respectively compared to $7.7 and $13.4 million for the same period of 2010.  Basic earnings per share increased to $0.64 for the second quarter of 2011 compared to $0.59 for same period of 2010. Year to date earnings per share at June 30, 2011 is $1.31 compared to $1.02 for the same period of 2010. Return on Assets and Return on Equity were 1.35% and 9.93% respectively, for the three months ended June 30, 2011 compared to 1.23%and 9.68% for the three months ended June 30, 2010. Return on Assets and Equity were 1.38% and 10.34% respectively, for the six months ended June 30, 2011 compared to 1.07%and 8.50% for the six months ended June 30, 2010.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $1.1 million in the three months ended June 30, 2011 to $25.2 million from $24.1 million in the same period in 2010. The net interest margin for the three months ended June 30, 2011 is 4.55% compared to 4.34% for the same period of 2010, a 4.8% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets. Net interest income for the six months ended June 30, 2011 is increased 5.4% or $2.5 million to $49.9 million from the $47.4 million for the six months ended June 30, 2010.

Non-Interest Income

Non-interest income for the three months ended June 30, 2011 was $7.9 million as it was for the same period of 2010. Fees associated with electronic banking improved by $214 thousand compared to the same period of 2010 however losses related to reduced deposit fee income of $298 thousand more than offset that improvement in non-interest income. Non-interest income for the six months ended June 30, 2011 was $3.3 million higher than the same period of 2010 primarily due to the OTTI on securities in 2010 of $3.2 million.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2011 increased by $712 thousand compared to the same period in 2010. Salaries and fringe benefits increased $839 thousand to account for most of this increase. Reduced equipment expenses of $110 thousand reduced the effect of the personnel cost increase. For the six months ended June 30, 2010 non-interest expense increased $1.4 million over the same period of 2010 again from increase personnel costs and reduced equipment expense.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $838 thousand to $1.2 million for the second quarter of 2011 compared $2.2 million for the same period of 2010.  Net charge offs for the second quarter of 2011 were $1.6 million, the same as in the second quarter of 2010.  The provision of $2.5 million for the six months ended June 30, 2011 is $2.1 million lower than the same period of 2010, while net charge-offs decreased by $1.0 million. During 2011, the volume of impaired loans decreased slightly and specific allocations for these credits increased by approximately $1.0 million. However, driven by lower net charge offs and lower levels of internally classified performing loans, the allocation of the allowance for the remaining portfolio, adjusted for factors management believes reflect the current economic cycle, decreased $1.7 million.  This decrease included a $1 million decrease in the unallocated portion of the allowance driven by longer term improvements in asset quality, primarily lower net charge offs and lower mortgage portfolio delinquency rates. The allowance for loan losses has decreased slightly to 1.31% of gross loans, or $21.6 million at June 30, 2011 compared to 1.36% of gross loans, or $22.3 million at December 31, 2010. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest.  A summary of non-performing loans at June 30, 2011 and December 31, 2010 follows:

	(000’s)
	June 30,	December 31,
	2011	2010
Non-accrual loans	$43,389	$38,517
Restructured loans	16,434	17,094
Accruing loans past due over 90 days	2,992	3,185
	$62,815	$58,796
Ratio of the allowance for loan losses as a percentage of non-performing loans	34%	38%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	June 30,	December 31,
Non-accrual loans	2011	2010
Commercial loans	$32,587	$27,848
Residential loans	8,891	8,735
Consumer loans	1,911	1,934
	$43,389	$38,517

Past due 90 days or more
Commercial loans	$1,532	$2,041
Residential loans	1,385	1,052
Consumer loans	75	92
	$2,992	$3,185

The following table is information on the non-accrual loans at June 30, 2011 and December 31, 2010 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000’s)	(000’s)
	June 30,	December 31,
Non-accrual loans	2011	2010
Commercial loans	$6,892	$7,353
1-4 family residential	1,325	1,394
Installment loans	—	—
	$8,217	$8,747

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2011.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would increase 1.74% over the next 12 months and increase 3.76% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would decrease 1.12% over the next 12 months and decrease 2.74% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.77%	-4.07%	-5.70%
Down 100	-1.12	-2.74	-3.95
Up 100	1.74	3.76	6.51
Up 200	2.45	5.96	11.37

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $7.7 million of investments that mature throughout the next 12 months. The Corporation also anticipates $85.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $10.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the second quarter of 2011 to the same period in 2010, loans, net of unearned discount, have remained stable at $1.65 billion. Deposits are also virtually the same at $1.9 billion at June 30, 2011. Shareholders’ equity increased 7.4% or $23.7 million. This financial performance increased book value per share 7.2% to $26.07 at June 30, 2011 from $24.33 at June 30, 2010. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.

Capital Adequacy

As of June 30, 2011, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.  Below are the capital ratios for the Corporation and lead bank.

	June 30, 2011	December 31, 2010	To Be Well Capitalized

Total risk-based capital
Corporation	18.39%	17.82%	N/A
First Financial Bank	17.90%	17.29%	10.00%

Tier I risk-based capital
Corporation	17.27%	16.66%	N/A
First Financial Bank	16.91%	16.26%	6.00%

Tier I leverage capital
Corporation	13.35%	12.68%	N/A
First Financial Bank	13.02%	12.37%	5.00%

ITEM 4.  Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5. Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to exhibit 10.11 of the Corporation’s Form 10-Q filed for the quarterly period ended March 31, 2011.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 by Principal Executive Officer, dated August 5, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 by Principal Financial Officer, dated August 5, 2011.

32.1

Certification, dated August 5, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act  of 2005 on Form 10-Q for the quarter ended June 30, 2011.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

**   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 5, 2011	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 5, 2011	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: August 5, 2011	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to exhibit 10.11 of the Corporation’s Form 10-Q filed for the quarterly period ended March 31, 2011.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 by Principal Executive Officer, dated August 5, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 by Principal Financial Officer, dated August 5, 2011.

32.1

Certification, dated August 5, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act  of 2005 on Form 10-Q for the quarter ended June 30, 2011.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

**   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.