Form 10-Q
period 2011-09-30
FIRST FINANCIAL CORP /IN/
filed 2011-11-09
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of November 8, 2011, the registrant had outstanding 13,151,630 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$57,246	$58,511
Federal funds sold and short-term investments	—	5,104
Securities available-for-sale	610,878	560,846
Loans:
Commercial	925,265	896,107
Resisdential	441,113	437,576
Consumer	292,149	307,403
	1,658,527	1,641,086
Less:
Unearned Income	(855)	(940)
Allowance for loan losses	(22,128)	(22,336)
	1,635,544	1,617,810

Restricted Stock	21,965	25,308
Accrued interest receivable	11,322	11,208
Premises and equipment, net	33,578	34,691
Bank-owned life insurance	72,937	66,112
Goodwill	7,102	7,102
Other intangible assets	3,306	4,148
Other real estate owned	5,053	6,325
FDIC indemnification asset	3,808	3,977
Other assets	48,556	49,953
TOTAL ASSETS	$2,511,295	$2,451,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$349,228	$304,101
Interest-bearing:
Certificates of deposit of $100 or more	204,383	215,501
Other interest-bearing deposits	1,373,349	1,383,441
	1,926,960	1,903,043
Short-term borrowings	40,637	34,106
Other borrowings	124,210	125,793
Other liabilities	62,913	66,436
TOTAL LIABILITIES	2,154,720	2,129,378
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,151,630 in 2011 and 2010	1,806	1,806
Additional paid-in capital	68,944	68,944
Retained earnings	314,172	293,319
Accumulated other comprehensive income (loss)	4,636	(9,369)
Treasury shares at cost-1,299,336 in 2011 and 2010	(32,983)	(32,983)
TOTAL SHAREHOLDERS’ EQUITY	356,575	321,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,511,295	$2,451,095

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,943	$24,355	$68,903	$72,407
Securities:
Taxable	4,016	4,544	12,532	14,394
Tax-exempt	1,712	1,680	5,075	4,982
Other	479	607	1,426	1,575
TOTAL INTEREST INCOME	29,150	31,186	87,936	93,358

INTEREST EXPENSE:
Deposits	2,974	3,932	9,339	12,589
Short-term borrowings	56	80	151	250
Other borrowings	1,216	2,521	3,628	8,504
TOTAL INTEREST EXPENSE	4,246	6,533	13,118	21,343

NET INTEREST INCOME	24,904	24,653	74,818	72,015

Provision for loan losses	1,360	2,390	3,894	7,010
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,544	22,263	70,924	65,005

NON-INTEREST INCOME:
Trust and financial services	1,002	1,077	3,530	3,533
Service charges and fees on deposit accounts	2,305	2,737	6,808	7,809
Other service charges and fees	2,142	2,027	6,223	5,786
Securities gains/(losses), net	—	28	7	273
Total Impairment Losses	(13)	(859)	(110)	(4,028)
Loss recognized in other comprehensive loss	—	—	—	—
Net impairment loss recognized in earnings	(13)	(859)	(110)	(4,028)
Insurance commissions	1,935	1,590	5,328	4,842
Gain on sales of mortgage loans	406	630	1,144	1,301
Other	1,133	66	2,168	666
TOTAL NON-INTEREST INCOME	8,910	7,296	25,098	20,182

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,475	12,046	34,430	33,554
Occupancy expense	1,171	1,374	3,624	3,776
Equipment expense	1,079	1,190	3,308	3,611
FDIC Insurance	161	757	1,440	2,186
Other	4,667	5,213	14,113	14,434
TOTAL NON-INTEREST EXPENSE	18,553	20,580	56,915	57,561
INCOME BEFORE INCOME TAXES	13,901	8,979	39,107	27,626

Provision for income taxes	4,087	2,686	12,073	7,934
NET INCOME	$9,814	$6,293	$27,034	$19,692

PER SHARE DATA
Basic and Diluted	$0.75	$0.48	$2.06	$1.50
Dividends Per Share	$0.47	$0.46	$0.47	$0.46

Weighted average number of shares outstanding (in thousands)	13,152	13,107	13,152	13,113

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

September 30, 2011, and 2010

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, July 1, 2011	$1,806	$68,944	$304,358	$540	$(32,983)	$342,665

Comprehensive income:
Net income	—	—	9,814	—	—	9,814
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	3,793	—	3,793
Change in funded status of retirement plans	—	—	—	303	—	303
Total comprehensive income/(loss)						13,910

Balance, September 30, 2011	$1,806	$68,944	$314,172	$4,636	$(32,983)	$356,575

Balance, July 1, 2010	$1,806	$68,739	$284,724	$(2,024)	$(34,059)	$319,186

Comprehensive income:
Net income	—	—	6,293	—	—	6,293
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	2,091	—	2,091
Change in funded status of retirement plans	—	—	—	178	—	178
Total comprehensive income/(loss)						8,562

Treasury stock purchase (2,500 shares)	—	—	—	—	(66)	(66)

Balance, September 30, 2010	$1,806	$68,739	$291,017	$245	$(34,125)	$327,682

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended

September 30, 2010, and 2009

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717

Comprehensive income:
Net income	—	—	27,034	—	—	27,034
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	13,097	—	13,097
Change in funded status of retirement plans	—	—	—	908	—	908
Total comprehensive income/(loss)						41,039

Cash Dividends, $.47 per share	—	—	(6,181)	—	—	(6,181)

Balance, September 30, 2011	$1,806	$68,944	$314,172	$4,636	$(32,983)	$356,575

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483

Comprehensive income:
Net income	—	—	19,692	—	—	19,692
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	7,615	—	7,615
Change in funded status of retirement plans	—	—	—	534	—	534
Total comprehensive income/(loss)						27,841

Cash Dividends, $.46 per share	—	—	(6,032)	—	—	(6,032)
Treasury stock purchase (23,000 shares)	—	—	—	—	(610)	(610)

Balance, September 30, 2010	$1,806	$68,739	$291,017	$245	$(34,125)	$327,682

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$27,034	$19,692
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	11	(768)
Provision for loan losses	3,894	7,010
Securities (gains) losses	(7)	(273)
Securities impairment loss	110	4,028
Gain on exchange of bank owned life insurance	(928)	—
(Gain) loss on sale of other real estate	232	80
Depreciation and amortization	2,329	3,528
Other, net	(5,300)	6,347
NET CASH FROM OPERATING ACTIVITIES	27,375	39,644

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	3,368	7,250
Calls, maturities and principal reductions on securities available-for-sale	98,661	174,359
Purchases of securities available-for-sale	(127,003)	(179,137)
Loans made to customers, net of repayment	(23,755)	(15,613)
Purchases of bank owned life insurance	(4,500)	—
Proceeds from sales of other real estate owned	3,285	2,628
Net change in federal funds sold	5,104	(56,404)
Additions to premises and equipment	(374)	(1,440)
NET CASH FROM INVESTING ACTIVITIES	(45,214)	(68,357)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	23,857	127,838
Net change in short-term borrowings	6,531	5,782
Dividends paid	(12,231)	(11,940)
Purchase of treasury stock	—	(610)
Proceeds from other borrowings	—	2,000
Repayments on other borrowings	(1,583)	(115,577)
NET CASH FROM FINANCING ACTIVITIES	16,574	7,493

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,265)	(21,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,511	84,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,246	$63,151

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2011 and 2010 consolidated financial statements are unaudited.  The December 31, 2010 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2010 annual report.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 2010 annual report filed with the Securities and Exchange Commission as an exhibit to Form 10-K filed for the fiscal year ended December 31, 2010.

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

2. Allowance for Loan Losses

The activity in the Corporation’s allowance for loan losses for the nine months ended September 30 is shown in the following analysis:

	September 30,
(Dollar amounts in thousands)	2011	2010
Balance at beginning of period	$22,336	$19,437
Provision for loan losses *	4,065	7,010
Recoveries of loans previously charged off	1,638	3,681
Loans charged off	(5,911)	(10,154)
Balance at end of period	$22,128	$19,974

* Provision before decrease of $171 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30, 2011.

Allowance for Loan Losses:

	September 30,
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,886	$3,564	$3,978	$1,197	$21,625
Provision for loan losses*	(422)	727	545	785	1,635
Loans charged -off	(536)	(325)	(802)	—	(1,663)
Recoveries	310	—	221	—	531
Ending Balance	$12,238	$3,966	$3,942	$1,982	$22,128

* Provision before decrease of $275 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011.

Allowance for Loan Losses:

	September 30,
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	1,587	2,021	578	(121)	4,065
Loans charged -off	(2,903)	(1,015)	(1,993)	—	(5,911)
Recoveries	745	87	806	—	1,638
Ending Balance	$12,238	$3,966	$3,942	$1,982	$22,128

* Provision before decrease of $171 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2011 and December 31, 2010.

Ending Balance Attributable to Loans:

	September 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$4,838	$1,422	$—	$—	$6,260
Collectively evaluated for impairment	6,675	2,178	3,942	1,982	14,777
Acquired with deteriorated credit quality	725	366	—	—	1,091
Ending Balance	$12,238	$3,966	$3,942	$1,982	$22,128

Loans:

	September 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$28,064	$3,764	$—	$31,828
Collectively evaluated for impairment	896,416	437,723	293,462	1,627,601
Acquired with deteriorated credit quality	6,257	1,070	12	7,339
Ending Balance	$930,737	$442,557	$293,474	$1,666,768

Ending Balance Attributable to Loans:

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,893	$625	$—	$—	$4,518
Collectively evaluated for impairment	7,788	1,897	4,551	2,103	16,339
Acquired with deteriorated credit quality	1,128	351	—	—	1,479
Ending Balance	$12,809	$2,873	$4,551	$2,103	$22,336

Loans

	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$27,717	$2,770	$—	$30,487
Collectively evaluated for impairment	863,790	435,231	308,903	1,607,924
Acquired with deteriorated credit quality	9,938	1,113	15	11,066
Ending Balance	$901,445	$439,114	$308,918	$1,649,477

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

	September 30,	December 31,
(Dollar amounts in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$1,975	$11,890
Loans with allocated allowance for loan losses	35,132	25,629
TOTAL	$37,107	$37,519

Interest payments on impaired loans are typically applied to principal unless collection of the principal amount is deemed to be fully assured, in which case interest is recognized on a cash basis.

The following tables present loans individually evaluated for impairment by class of loans.

September 30, 2011
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	1,975	1,975	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	18,283	18,280	2,153
Farmland	891	908	—
Non Farm, Non Residential	9,704	9,704	3,257
Agriculture	—	—	—
All Other Commercial	1,614	1,614	82
Residential
First Liens	3,123	3,126	1,097
Home Equity	—	—	—
Junior Liens	879	879	363
Multifamily	638	638	325
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$37,107	$37,124	$7,277

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest Income	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$2,411	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	2,877	—	—	2,967	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	18,108	76	—	16,466	310	1
Farmland	454	—	—	227	—	—
Non Farm, Non Residential	9,395	—	—	9,692	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,703	—	—	1,710	—	—
Residential
First Liens	2,518	—	—	2,214	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	887	—	—	952	—	—
Multifamily	638	—	—	638	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$36,580	$76	$—	$37,277	$310	$1

December 31, 2010
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$8,935	$8,993	$—
Farmland	—	—	—
Non Farm, Non Residential	2,955	2,955	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,933	10,996	1,508
Farmland	—	—	—
Non Farm, Non Residential	9,442	9,442	3,255
Agriculture	—	—	—
All Other Commercial	1,577	1,577	128
Residential
First Liens	1,910	1,910	533
Home Equity	—	—	—
Junior Liens	1,129	1,129	443
Multifamily	638	638	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$37,519	$37,640	$5,867

The table below presents non-performing loans.

	September 30, 2011
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$574	$12,814	$15,635
Farmland	725	—	89
Non Farm, Non Residential	455	—	13,189
Agriculture	27	—	238
All Other Commercial	115	—	1,744
Residential
First Liens	829	3,311	7,199
Home Equity	9	—	—
Junior Liens	123	898	1,052
Multifamily	—	—	1,056
All Other Residential	—	43	136
Consumer
Motor Vehicle	148	—	202
All Other Consumer	10	—	1,629
TOTAL	$3,015	$17,066	$42,169

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

Covered loans included in loans past due over 90 days still on accrual are $396 thousand at September 30, 2011 and $377 thousand at December 31, 2010. Covered loans included in non-accrual loans are $6.7 million at September 30, 2011 and $8.7 million at December 31, 2010. Covered loans of $5.3 million at September 30, 2011 and $7.2 million at December 31, 2010 are deemed impaired and have allowance for loan loss allocated to them of $1.0 million and $1.3 million, respectively for September 30, 2011 and December 31, 2010. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2011
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,017	$337	$4,572	$6,926	$417,317	$424,243
Farmland	6	835	794	1,635	75,970	77,605
Non Farm, Non Residential	3,181	1,159	8,865	13,205	234,795	248,000
Agriculture	87	48	130	265	96,343	96,608
All Other Commercial	18	61	196	275	84,006	84,281
Residential
First Liens	2,042	1,049	4,630	7,721	322,438	330,159
Home Equity	67	24	9	100	35,107	35,207
Junior Liens	229	112	140	481	32,180	32,661
Multifamily	71	—	1,056	1,127	30,696	31,823
All Other Residential	—	—	—	—	12,707	12,707
Consumer
Motor Vehicle	2,945	399	161	3,505	265,593	269,098
All Other Consumer	141	31	26	198	24,178	24,376
TOTAL	$10,804	$4,055	$20,579	$35,438	$1,631,330	$1,666,768

	December 31, 2010
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,619	$882	$3,868	$7,369	$405,319	$412,688
Farmland	63	198	—	261	71,672	71,933
Non Farm, Non Residential	761	1,763	4,366	6,890	260,685	267,575
Agriculture	55	—	284	339	85,275	85,614
All Other Commercial	—	135	283	418	63,217	63,635
Residential
First Liens	5,405	1,649	3,793	10,847	310,722	321,569
Home Equity	78	11	45	134	38,638	38,772
Junior Liens	287	165	175	627	33,394	34,021
Multifamily	706	—	352	1,058	32,605	33,663
All Other Residential	144	—	—	144	10,945	11,089
Consumer
Motor Vehicle	2,994	378	91	3,463	279,029	282,492
All Other Consumer	138	23	6	167	26,259	26,426
TOTAL	$13,250	$5,204	$13,263	$31,717	$1,617,760	$1,649,477

The Corporation has allocated $1.1 million and $657 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Corporation has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

The Corporation has had one residential loan with a recorded investment of $15 thousand that was modified as a troubled debt restructuring that was charged off during 2011. There have been two commercial loans for $200 thousand and four residential loans for $288 thousand added to restructured loans during the nine months ended September 30, 2011. There are three modified residential loans for $51 thousand that are 90 days past due. None of these loans have had a material impact on the allowance for loan losses.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans and are evaluated based on past due status. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2011
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$337,270	$18,345	$55,121	$2,302	$10,056	$423,094
Farmland	72,362	260	3,098	69	146	75,935
Non Farm, Non Residential	190,147	26,175	27,049	2,019	1,900	247,290
Agriculture	92,818	1,088	794	80	261	95,041
All Other Commercial	79,572	457	3,010	174	692	83,905
Residential
First Liens	93,588	10,581	9,625	2,523	212,635	328,952
Home Equity	8,755	483	467	20	25,458	35,183
Junior Liens	5,016	476	376	968	25,712	32,548
Multifamily	28,491	815	1,384	994	81	31,765
All Other Residential	2,415	—	—	—	10,250	12,665
Consumer
Motor Vehicle	12,143	408	490	42	254,850	267,933
All Other Consumer	3,287	41	127	13	20,748	24,216
TOTAL	$925,864	$59,129	$101,541	$9,204	$562,789	$1,658,527

	December 31, 2010
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$311,258	$26,956	$63,334	$2,910	$6,977	$411,435
Farmland	66,920	1,535	1,691	68	109	70,323
Non Farm, Non Residential	208,847	29,399	24,579	3,364	544	266,733
Agriculture	82,275	602	1,008	284	154	84,323
All Other Commercial	52,704	6,188	2,799	468	1,134	63,293
Residential
First Liens	93,887	6,201	7,495	2,944	209,804	320,331
Home Equity	8,641	4,447	427	23	25,200	38,738
Junior Liens	4,796	107	1,733	167	27,090	33,893
Multifamily	22,678	8,516	1,255	990	127	33,566
All Other Residential	1,349	—	26	—	9,673	11,048
Consumer
Motor Vehicle	12,902	331	492	29	267,424	281,178
All Other Consumer	3,945	64	174	42	22,000	26,225
TOTAL	$870,202	$84,346	$105,013	$11,289	$570,236	$1,641,086

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below.  All securities are classified as available-for-sale.

	(000’s)
	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$3,988	$41	$—	$4,029
Mortgage Backed Securities - Residential	295,641	18,110	—	313,751
Mortgage Backed Securities - Commercial	118	3	—	121
Collateralized Mortgage Obligations	107,289	3,914	—	111,203
State and Municipal Obligations	159,886	11,454	(7)	171,333
Collateralized Debt Obligations	14,059	1,583	(7,376)	8,266
Equity Securities	1,596	579	—	2,175
	$582,577	$35,684	$(7,383)	$610,878

	(000’s)
	December 31, 2010
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,027	$46	$—	$2,073
Mortgage Backed Securities-residential	289,962	13,166	(705)	302,423
Mortgage Backed Securities-commercial	136	3	—	139
Collateralized mortgage obligations	92,803	2,248	(594)	94,457
State and municipal	152,633	5,318	(411)	157,540
Collateralized debt obligations	15,084	—	(12,894)	2,190
Equities	1,729	295	—	2,024
TOTAL	$554,374	$21,076	$(14,604)	$560,846

Contractual maturities of debt securities at September 30, 2011 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	September 30, 2011
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,510	$6,556
Due after one but within five years	35,351	37,173
Due after five but within ten years	54,338	60,715
Due after ten years	189,023	190,387
	285,222	294,831
Mortgage-backed securities and equities	297,355	316,047
TOTAL	$582,577	$610,878

There were $7 thousand in gains from investment sales and $110 thousand in losses from OTTI realized by the Corporation for the nine months ended September 30, 2011. There were $348 thousand in gains and $75 thousand in losses realized by the Corporation on investment sales and calls for the nine months ended September 30, 2010. There was $4.0 million in losses from OTTI realized by the Corporation for the nine months ended September 30, 2010.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$1,015	$(7)	$—	$—	$1,015	$(7)
Collateralized Debt Obligations	—	—	5,529	(7,376)	5,529	(7,376)
Total temporarily impaired securities	$1,015	$(7)	$5,529	$(7,376)	$6,544	$(7,383)

	December 31, 2010
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$35,024	$(705)	$—	$—	$35,024	$(705)
Collateralized Mortgage Obligations	25,338	(594)	—	—	25,338	(594)
State and municipal obligations	19,372	(411)	—	—	19,372	(411)
Collateralized Debt Obligations	—	—	2,190	(12,894)	2,190	(12,894)
Total temporarily impaired securities	$79,734	$(1,710)	$2,190	$(12,894)	$81,924	$(14,604)

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

Gross unrealized losses on investment securities were $7.4 million as of September 30, 2011 and $14.6 million as of December 31, 2010. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.  Based upon our review of the issuers, we do not believe there is further other than temporarily impairment at September 30, 2011 except for the equity securities discussed below. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that four of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during 2011. Those four CDO’s have a contractual balance of $28.3 million at September 30, 2011 which has been reduced to $7.4 million by $0.5 million of interest payments received, $15.1 million of cumulative OTTI charges recorded through earnings to date, and $5.4 million recorded in other comprehensive income ($3.2 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at September 30, 2011 from 28% to 87%. The OTTI recorded in other comprehensive income represents OTTI due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks.  This CDO with an amortized cost of $1.3 million and a fair value of $901 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 21.1 to 68.8 while Moody Investor Service pricing ranges from 0.46 to 86.38, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

Equity securities relate to investments in bank stocks held at the holding company. In 2010 the Corporation liquidated a majority of what was held in equity securities to reduce borrowings. In the first three months of 2011 one of the three remaining bank stocks was disposed of at a gain. In the second quarter the Corporation recognized other-than-temporary impairment on one of the remaining two equities in the amount of $97 thousand. In the third quarter the Corporation recognized additional other-than-temporary impairment on one of the remaining two equities in the amount of $13 thousand. Bank stock values have been negatively impacted by the current economic environment and market pessimism. The other bank stock holding has an unrealized gain.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in thousands)	2011	2010	2011	2010
Beginning balance	$15,167	$14,529	$15,070	$11,360
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized		548		548
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	13	311	110	3,480

Ending balance	$15,180	$15,388	$15,180	$15,388

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2011
	Fair Value Measurements
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government agencies	$—	$4,029	$—	$4,029
Mortgage Backed Securities-residential	—	313,751	—	313,751
Mortgage Backed Securities-commercial	—	$121	—	121
Collateralized mortgage obligations	—	111,203	—	111,203
State and municipal	—	162,651	8,682	171,333
Collateralized debt obligations	—	—	8,266	8,266
Equities	331	—	1,844	2,175
TOTAL	$331	$591,755	$18,792	$610,878
Derivitive Assets		2,572
Derivitive Liabilities		(2,572)

	December 31, 2010
	Fair Value Measurements
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$2,073	$—	$2,073
Mortgage Backed Securities-residential	—	302,423	—	302,423
Mortgage Backed Securities-commercial	—	139	—	139
Collateralized mortgage obligations	—	94,457	—	94,457
State and municipal	—	157,540	—	157,540
Collateralized debt obligations	—	—	2,190	2,190
Equities	506	—	1,518	2,024
TOTAL	$506	$556,632	$3,708	$560,846
Derivitive Assets		1,311
Derivitive Liabilities		(1,311)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in thousands)	2011	2010	2011	2010
Beginning Balance	$17,219	$5,463	$3,708	$4,777
Total realized/unrealized gains or losses
Included in earnings	(13)	(859)	(110)	(4,028)
Included in other comprehensive income		924		4,981
Settlements	(617)	0	6,461	(202)
Purchases	2,000		2,000
Transfers into Level 3	203	—	6,733	—
Ending Balance	$18,792	$5,528	$18,792	$5,528

There were no unrealized gains and losses recorded in earnings for the three and nine months ended September 30, 2011 for Level 3 assets and liabilities that are still held at September 30, 2011. Losses reported in earnings for the three and nine months ended September 30, 2010 are from assets still held at September 30, 2010.

The fair value for certain local municipal securities with a fair value of $6.5 million as of June 30, 2011 was transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for this security.  During the three months ended September 30, 2011, there was an additional $203 thousand of local municipal securities transferred out of level 2 into level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for this security.

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $29.8 million, net of a valuation allowance of $7.3 million at September 30, 2011. At December 31, 2010 impaired loans valued at Level 3 were carried at a fair value of $31.6 million, net of a valuation allowance of $5.9 million. The impact to the provision for loan losses was $376 and $(95) thousand for the three and nine months ended September 30, 2011, and was $866 thousand and $1.4 million for the three and nine months ended September 30, 2010. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers.

The carrying amounts and estimated fair value of financial instruments at September 30, 2011 and December 31, 2010, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	September 30, 2010		December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value

Cash and due from banks	$57,246	$57,246	$58,511	$58,511
Federal funds sold	0	0	5,104	5,104
Securities available—for—sale	610,878	610,878	560,846	560,846
Federal Home Loan Bank Stock	20,310	N/A	23,654	n/a
Loans, net	1,635,544	1,660,378	1,617,810	1,607,895
FDIC Indemnification Asset	3,808	3,808	3,977	3,977
Accrued interest receivable	11,322	11,322	11,208	11,208
Deposits	(1,926,960)	(1,932,680)	(1,903,043)	(1,909,874)
Short—term borrowings	(40,637)	(40,637)	(34,106)	(34,106)
Federal Home Loan Bank advances	(124,210)	(128,046)	(125,793)	(128,881)
Accrued interest payable	(1,576)	(1,576)	(2,041)	(2,041)

The following tables presents loans identified as impaired by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$18,283	$2,153	$16,130
Farmland	$891	$—	$891
Non Farm, Non Residential	11,679	3,257	8,422
All Other Commercial	1,614	82	1,532
Residential
First Liens	3,123	1,097	2,026
Junior Liens	879	363	516
Multifamily	638	325	313
TOTAL	$37,107	$7,277	$29,830

	December 31, 2010
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$19,868	$1,508	$18,360
Non Farm, Non Residential	12,397	3,255	9,142
All Other Commercial	1,577	128	1,449
Residential
First Liens	1,910	533	1,377
Junior Liens	1,129	443	686
Multifamily	638	—	638
TOTAL	$37,519	$5,867	$31,652

5.  Short-Term Borrowings

Period—end short-term borrowings were comprised of the following:

	(000’s)
	September 30,	December 31,
	2011	2010

Federal Funds Purchased	$12,256	$3,310
Repurchase Agreements	26,837	28,936
Note Payable - U.S. Government	1,544	1,860
	$40,637	$34,106

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000’s)
	September 30,	December 31,
	2011	2010

FHLB Advances	$124,210	$125,793

7. Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$775	$773	$27	$16	$2,325	$2,319	$82	$49
Interest cost	824	828	60	54	2,472	2,485	180	164
Expected return on plan assets	(964)	(850)	—	—	(2,893)	(2,550)	—	—
Amortization of transition obligation	—	—	15	16	—	—	45	45
Net amortization of prior service cost	(4)	(4)	—	—	(13)	(13)	—	—
Net amortization of net (gain) loss	161	245	—	3	482	736	—	9
Net Periodic Benefit Cost	$792	$992	$102	$89	$2,373	$2,977	$307	$267

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $4.9 and $1.4 million respectively to its Pension Plan and ESOP and $210,000 to the Post Retirement Health Benefits Plan in 2011. Contributions of $6.4 million have been made through the first nine months of 2011 for the Pension Plan. Contributions of $174 thousand have been made through the third quarter of 2011 for the Post Retirement Health Benefits plan.

8. New accounting standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  This amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as a part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

In September 2011, the FASB issued an update to existing guidance relating to goodwill impairment testing. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

9. Acquisitions

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville., a full service commercial bank headquartered in Danville, Illinois that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets with a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents, and $146.3 million in liabilities, including $145.7 million of deposits. A customer-related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately $14.6 million in cash from the FDIC and entered into a loss sharing agreement with the FDIC. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the bank for 95 percent of the losses. The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $14.3 million for losses and carrying expenses and currently carries a balance of $3.8 million for expected future reimbursements. Included in the current balance is the estimate of $1.0 million for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as expected loan losses.

FASB ASC 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at September 30, 2011 and December 31, 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	September 30, 2011
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$7,327	$33,785	$—	$38,079
Foreclosed Assets	—	—	1,781	1,781
Total Covered Assets	$7,327	$33,785	$1,781	$42,893

	December 31, 2010
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$10,948	$35,485	$—	$46,433
Foreclosed Assets	—	—	2,586	2,586
Total Covered Assets	$10,948	$35,485	$2,586	$49,019

The rollforward of the FDIC Indemnification asset is as follows:

		Nine Months
	Quarter Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
(Dollar amounts in thousands)	2011	2011	2010
Beginning balance	$4,765	$3,977	$12,124
Accretion	—	38	339
Net changes in losses and expenses added	(194)	995	4,570
Reimbursements from the FDIC	(763)	(1,202)	(13,056)
TOTAL	$3,808	$3,808	$3,977

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans were $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was $1.1 million allowance for credit losses related to these loans at September 30, 2011. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all Non FASB ASC 310-30 loans acquired in the acquisition were $58.4 million and the estimated fair value of the loans were $60.7 million.

On October 11, 2011 the Corporation entered into a definitive agreement to acquire all of the stock of Freestar Bank and certain liabilities of PNB Holding Co. located in Pontiac Illinois. Freestar Bank has assets of approximately $400 million and 13 offices located in east-central Illinois. Under the terms of the acquisition agreement, First Financial Corporation will pay PNB Holding cash in the amount of $47 million and assume liabilities of PNB Holding Co. totaling approximately $8.2 million.  The transaction value may change due to fluctuations in the tangible book value of PNB Holding, determined as of the time of closing to the effective date of the transaction. If PNB Holding’s tangible book value is less than $28,431,000, the purchase price will decrease by an amount equal to 1.657 times the difference between PNB Holding’s tangible book value and $28,431,000. If PNB Holding’s tangible book value is greater than $28,987,000, the purchase price will increase by an amount equal to 1.657 times the difference between PNB Holding’s tangible book value and $28,987,000.

The transaction is expected to close by December 31, 2011, and is subject to approval by regulatory authorities, PNB Holding’s shareholders and the satisfaction of the closing conditions provided in the acquisition agreement.  First Financial Corporation anticipates that it will merge Freestar Bank into First Financial Bank soon after the closing of the transaction.

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

Summary of Operating Results

Net income for the three and nine months ended September 30, 2011 was $9.8 and $27.0 million respectively compared to $6.3 and $19.7 million for the same period of 2010.  Basic earnings per share increased to $0.75 for the third quarter of 2011 compared to $0.48 for same period of 2010. Return on Assets and Return on Equity were 1.57% and 11.32% respectively for the three months ended September 30, 2011, compared to 0.99%and 7.79% for the three months ended September 30, 2010.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $251 thousand in the three months ended September 30, 2011 to $24.9 million from $24.7 million in the same period in 2010. The net interest margin for the three months ended September 30, 2011 is 4.50% compared to 4.39% for the same period of 2010, a 2.5% increase, driven by a greater decline in the costs of funding than the decline in the income realized on earning assets.

Non-Interest Income

Non-interest income for the three months ended September 30, 2011 was $8.9 million compared to the $7.3 million for the same period of 2010. During the current quarter the Corporation realized a $928 thousand gain on the exchange of bank owned life insurance policies. During the three months ended September 30, 2010 there was $859 thousand loss on investments from other-than-temporary impairment compared to $13 thousand during the current quarter.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2011 decreased by $2.0 million compared to the same period in 2010. FDIC insurance expense reductions realized from the new assessment calculations based on assets rather than deposits during the current quarter accounted for $596 thousand of reduced expense. Incentive expenses in 2010 did not start being accrued until the third quarter of 2010 as the previous incentive plan had expired at the end of 2009 and the current incentive plan was just beginning to take shape at the beginning of the third quarter of 2010. 2011 incentive expense estimates are being spread over 12 months while 2010 were spread over 6 months.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $1.0 million for the three months ended September 30, 2011 compared to the same period of 2010.  Net charge offs for this period were reduced by $1.2 million. The provision was $3.9 million for the nine months ended September 30, 2011, compared to $7.0 million for the same period of 2010, while net charge-offs for the same periods decreased by $2.2 million. The volume of impaired and non-accrual loans have increased modestly, primarily due to increases in smaller balance non-accrual loans. The allowance for loan losses has increased to 1.33% of loans at September 30, 2011 compared to 1.22% at September 30, 2010. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest.  A summary of non-performing loans at September 30, 2011 and December 31, 2010 follows:

	(000’s)
	September 30,	December 31,
	2011	2010
Non-accrual loans	$42,169	$38,517
Restructured loans	16,347	17,094
Accruing loans past due over 90 days	2,845	3,185
	$61,361	$58,796
Ratio of the allowance for loan losses
as a percentage of non-performing loans	36%	38%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	September 30,	December 31,
	2011	2010
Non-accrual loans
Commercial loans	$30,895	$27,848
Residential loans	9,443	8,735
Consumer loans	1,831	1,934
	$42,169	$38,517

Past due 90 days or more
Commercial loans	$1,811	$2,041
Residential loans	881	1,052
Consumer loans	153	92
	$2,845	$3,185

The following table is information on the non-accrual loans at September 30, 2011 that were from the assumption of assets from The First National Bank of Danville

	(000’s)	(000’s)
	September 30,	December 31,
	2011	2010
Non-accrual loans
Commercial loans	$5,354	$7,353
1-4 family residential	1,316	1,394
	$6,670	$8,747

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2011.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would increase 1.21% over the next 12 months and increase 4.20% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would decrease 1.08% over the next 12 months and decrease 3.20% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.45%	-7.15%	-10.34%
Down 100	-1.08	-3.20	-4.61
Up 100	1.21	4.20	7.06
Up 200	1.70	7.21	12.89

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity is measured by each bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs.  This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits.  The Corporation has $6.5 million of investments that mature throughout the coming 12 months.  The Corporation also anticipates $97.5 million of principal payments from mortgage-backed securities.  Given the current rate environment, the Corporation anticipates $10.8 million in securities to be called within the next 12 months.  With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the third quarter of 2011 to the same period in 2010, loans, net of unearned discount are up $18.0 million to $1.66 billion. Deposits are up $9.3 million at September 30, 2011 to $1.93 billion. Shareholders’ equity increased $28.9 million from September 30, 2010. This financial performance increased book value per share 8.5% to $27.11 at September 30, 2011 from $25.00 at September 30, 2010. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.

Capital Adequacy

As of September 30, 2011, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.  Below are the capital ratios for the Corporation and lead bank.

	September 30, 2011	December 31, 2010	To Be Well Capitalized

Total risk-based capital
Corporation	18.92%	17.82%	N/A
First Financial Bank	18.40%	17.29%	10.00%

Tier I risk-based capital
Corporation	17.77%	16.66%	N/A
First Financial Bank	17.38%	16.26%	6.00%

Tier I leverage capital
Corporation	13.74%	12.68%	N/A
First Financial Bank	13.38%	12.37%	5.00%

ITEM 4.  Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5. Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to exhibit 10.11 of the Corporation’s Form 10-Q filed for the quarterly period ended March 31, 2011.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 by Principal Executive Officer, dated November 8, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 by Principal Financial Officer, dated November 8, 2011.

32.1

Certification, dated November 8, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2011.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2011	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: November 8, 2011	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: November 8, 2011	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2010 included as exhibit 10.1 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.2	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3	2011 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.4	2011 Schedule of Named Executive Officer Compensation, incorporated by reference to the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.5	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.

10.6	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.

10.7	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.

10.8	First Financial Corporation 2010 Short-Term Incentive Compensation Plan incorporated by reference to exhibit 10.8 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.9	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10	First Financial Corporation 2011 Long-Term Incentive Compensation Plan incorporated by reference to exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to exhibit 10.11 of the Corporation’s Form 10-Q filed for the quarterly period ended March 31, 2011.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 by Principal Executive Officer, dated November 8, 2011

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 by Principal Financial Officer, dated November 8, 2011.

32.1

Certification, dated November 8, 2011, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2011.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

**    As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.