Form 10-K
period 2011-12-31
FIRST FINANCIAL CORP /IN/
filed 2012-03-15
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2011 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $426,366,534. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 8, 2012—13,237,523 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 18, 2012 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

Exhibit 10.3
Exhibit 10.4
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FIRST FINANCIAL CORPORATION
2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements: In its oral and written communication, First Financial Corporation from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about performance, as well as economic and market conditions and trends. They often can be identified by the use of words such as “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate” or words of similar import. First Financial Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, in other written materials such as this Annual Report and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and First Financial Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in Item 1A (Risk Factors) and Item 7 (Management’s Discussion and Analysis of Results of Operations and Financial Condition) of this Annual Report on Form 10-K, lists some of the factors which could cause actual results to vary materially from those in any forward-looking statements. Other uncertainties which could affect First Financial Corporation’s future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with First Financial Corporation’s business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in securities markets. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by First Financial Corporation in its other filings from time to time when considering any forward-looking statement.

GENERAL

First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company.

The Corporation, which is headquartered in Terre Haute, Ind., offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its three subsidiaries. At the close of business in 2011 the Corporation and its subsidiaries had 932 full-time equivalent employees.

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; five in Clay County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; five in Parke County, Ind.; one in Putnam County, Ind., five in Sullivan County, Ind.; four in Vermillion County, Ind.; six in Champaign County, Illinois; one in Clark County, Ill.; one in Coles County, Ill.; three in Crawford County, Ill.; one in Jasper County, Ill.; one in Lawrence County, Ill.; three in Livingston County, Illinois; four in McLean County, Illinois; two in Richland County, Ill.; seven  in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation’s operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. Forrest Sherer Inc. is a premier regional supplier of insurance, surety and other financial products. The Forrest Sherer brand is well recognized in the Midwest, with more than 58 professionals and over 90 years of successful service to both businesses and households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities. On December 30, 2011 the Bank completed its acquisition of 100% of the stock of Freestar Bank, National Association, of Pontiac, Illinois and merged Freestar Bank into the Bank. The Corporation paid PNB Holding Co., the former owner of the stock of Freestar Bank, $47 million and assumed liabilities of PNB equal to approximately $8.2 million.  As a result of the acquisition, the Bank added Illinois banking offices in the communities of Bloomington, Champaign, Urbana, Pontiac, Downs, Mahomet and Gridley, and acquired assets of approximately $400 million.

COMPETITION

First Financial Bank and Morris Plan face competition from other financial institutions. These competitors consist of commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions.

The Corporation’s business activities are centered in west-central Indiana and east-central Illinois. The Corporation has no foreign activities other than periodically investing available funds in time deposits held in foreign branches of domestic banks.

REGULATION AND SUPERVISION

The Corporation and its subsidiaries operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”).  The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders.  Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation’s business and prospects.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial industry, including provisions that, among other things, will:

·                  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

·                  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

·                  the OCC to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

·                  Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

·                  Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures.  In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

·                  Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply.  If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

·                  Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

·                  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

·                  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

·                  Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

·                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

·                  Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

·                  Limit the hedging activities and private equity investments that may be made by various financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry more generally.  Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Provisions in the legislation that  require revisions to the capital requirements of the Corporation and its financial institution subsidiaries could require the Corporation to seek other sources of capital in the future.

The Corporation

The Bank Holding Company Act.  Because the Corporation owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

Investments, Control, and Activities.  With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than five percent of the voting shares of a bank (unless it already owns or controls the majority of such shares).

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks.  They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations.  The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

Bank holding companies which meet certain management, capital, and Community Reinvestment Act of 1977 (“CRA”) standards may elect to become a financial holding company, which would allow them to engage in a substantially broader range of nonbanking activities than is permitted for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies.

The Corporation does not currently plan to engage in any activity other than owning the stock of the Bank.

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

Certain regulatory capital ratios for the Corporation as of December 31, 2011, are shown below:

Tier 1 Capital to Risk-Weighted Assets	14.21%
Total Risk Based Capital to Risk-Weighted Asset	15.08%
Tier 1 Leverage Ratio	12.73%

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

Source of Strength.  In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and Morris Plan and to commit resources to support the Bank and Morris Plan in circumstances in which the Corporation might not otherwise do so.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  Among other requirements, the Sarbanes-Oxley Act established:  (i) requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

The Bank and Morris Plan

General Regulatory Supervision.  The Bank is a national bank organized under the laws of the United States of America and is subject to the supervision of the OCC, whose examiners conduct periodic examinations of the Bank.  The Bank must undergo regular on-site examinations by the OCC and must submit quarterly and annual reports to the OCC concerning its activities and financial condition.

Morris Plan is an Indiana-chartered institution and is subject to the supervision of the FDIC and the DFI, whose examiners conduct periodic examinations of Morris Plan.  Morris Plan must undergo regular on-site examinations by the FDIC and the DFI and must submit quarterly and annual reports to the FDIC and the DFI concerning its activities and financial condition.

The deposits of the Bank and Morris Plan are insured by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits.  See “Deposit Insurance”.

Lending Limits.  The total loans and extensions of credit to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank’s capital and unimpaired surplus.  In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation).  If a loan is secured by United States obligations, such as treasury bills, it is not subject to the legal lending limit.

Deposit Insurance.  Due to the recent difficult economic conditions in the United States, deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013.  The Dodd-Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits are insured up to $250,000 by the FDIC.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) in October of 2008 by which, for a fee, non-interest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012.  The Corporation elected to participate in both the unlimited non-interest bearing transaction account coverage and the unsecured debt guarantee program.

Under the Transaction Account Guarantee Program (“TAGP”), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts.  Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the additional deposit insurance was in place.  The FDIC authorized an extension of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period.  During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes.  Importantly, the Dodd-Frank Act now provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest On Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions such as the Bank and Morris Plan through December 31, 2012.

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

The deposits of the Bank and Morris Plan are insured up to the applicable limits under the DIF.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020.  Also, the Dodd-Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.

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

Prior to the passage of the Dodd-Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits.  On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009.  The Bank paid a total of $995 thousand and Morris Plan $25 thousand related to the special assessment.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.  The Bank expensed a total FDIC assessment of $2.8million and Morris Plan expensed a total FDIC assessment of $35thousand in 2011.

Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance.  Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013.  The amount of the Bank’s prepayment was $9.0 million and the amount of Morris Plan’s prepayment was $249 thousand.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level.  Pursuant to this new rule, the assessment base will be larger than the prior assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%.  Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.

In addition to the FDIC insurance premiums, the Bank and the Morris Plan are required to make quarterly payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund.  These assessments will continue until the FICO bonds are repaid.

Transactions with Affiliates and Insiders.  Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the Bank and Morris Plan are subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates (including the Corporation) and insiders and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the taking of low quality assets.  The Bank and Morris Plan are also prohibited from engaging in certain transactions with certain affiliates and insiders unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Extensions of credit by the Bank or Morris Plan to their executive officers, directors, certain principal shareholders, and their related interests must:

·                  be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

·                  not involve more than the normal risk of repayment or present other unfavorable features.

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

Dividends.  Applicable law provides that a financial institution, such as the Bank or Morris Plan, may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior regulatory approval if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year’s net income and retained earnings for the previous two calendar years.

Federal law generally prohibits the Bank or Morris Plan from paying a dividend to the Corporation if it would thereafter be undercapitalized.  The FDIC may prevent a financial institution from paying dividends if it is in default of payment of any assessment due to the FDIC.  In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Community Reinvestment Act.  The CRA requires that the federal banking regulators evaluate the records of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank or on Morris Plan.

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

Certain actual regulatory capital ratios under the OCC’s risk-based capital guidelines for the Bank at December 31, 2011, are shown below:

Tier 1 Capital to Risk-Weighted Assets	13.96%
Total Risk-Based Capital to Risk-Weighted Assets	14.71%
Tier 1 Leverage Ratio	12.51%

The federal bank regulators also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk.  The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank’s capital for interest rate risk.  These qualitative factors include the adequacy and effectiveness of the bank’s internal interest rate risk management process and the level of interest rate exposure.  Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank’s overall risk profile, and its earning exposure to interest rate movements.  The interagency supervisory policy statement describes the responsibilities of a bank’s board of directors in implementing a risk management process and the requirements of the bank’s senior management in ensuring the effective management of interest rate risk.  Further, the statement specifies the elements that a risk management process must contain.

The federal banking regulators have also issued regulations revising the risk-based capital standards to include a supervisory framework for measuring market risk.  The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.  These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.  Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.  These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk-equivalent assets and calculate risk-based capital ratios adjusted for market risk.

Morris Plan is also subject to the capital adequacy guidelines of the FDIC in its examination and regulation of Morris Plan. In addition, the Bank and Morris Plan are also subject to the “prompt corrective action” regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks.  This framework contains five categories of compliance with regulatory capital requirements, including “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”.  As of December 31, 2011, the Bank and Morris Plan were qualified as “well capitalized.”  It should be noted that a bank’s capital category is determined solely for the purpose of applying the “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Bank holding companies controlling financial institutions can be required to boost the institutions’ capital and to partially guarantee the institutions’ performance.

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

S.A.F.E. Act Requirements.  Regulations issued under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ( the “S.A.F.E. Act” ) require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the S.A.F.E. Act.  The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states.  Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.

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

Interest and other charges collected or contracted by the Bank or Morris Plan are subject to state usury laws and federal laws concerning interest rates.  The loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

·                  Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;

·                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

·                  Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

·                  Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;

·                  Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations also are subject to the:

·                  Customer Information Security Guidelines.  The federal bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information.  The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.

·                  Electronic Funds Transfer Act and Regulation E.  The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking service.

·                  Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act.  The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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

As noted above, the new Bureau of Consumer Financial Protection will have authority for amending existing consumer compliance regulations and implementing new such regulations.  In addition, the Bureau will have the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules.  The Bank’s and Morris Plan’s compliance with consumer protection rules will be examined by the OCC and the FDIC, respectively, since neither the Bank nor Morris Plan meet this $10 billion asset level threshold.

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

Other Regulatory Developments

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

·                  a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

·                  a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

·                  a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

·                  an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

·                  restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

·                  deduction from common equity of deferred tax assets that depend on future profitability to be realized;

·                 increased capital requirements for counterparty credit risk relating to over the counter derivatives, repos and securities financing activities; and

·                  for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.  The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the liquidity coverage ratio (“LCR”) and the net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

ITEM 1A.               RISK FACTORS

Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations

From December 2007 through June 2009, the U.S. economy was in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced.  Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high.  Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions.  These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.

During 2011, the business environment continued to be adverse for many households and businesses in the United States and worldwide.  While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue.  Such conditions have affected, and could continue to adversely affect, the credit quality of the Corporation’s loans, results of operations and financial condition.

In response to economic and market conditions, from time to time the Corporation has undertaken initiatives to reduce its cost structure where appropriate.  These initiatives may not be sufficient to meet current and future changes in economic and market conditions and allow the Corporation to maintain profitability.  In addition, costs actually incurred in connection with these restructuring actions may be higher than our estimates of such costs or may not lead to the anticipated cost savings.

The soundness of other financial institutions could adversely affect us

The ability of the Corporation to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Corporation or by other institutions.  Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client.  In addition, the Corporation’s credit risk may be adversely impacted when the collateral held by the Corporation cannot be realized upon or its liquidated price is not sufficient to recover the full amount of the financial instrument exposure.  There is no assurance that any such losses would not materially and adversely affect the Corporation’s results of operations.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect

There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets.   There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets or on the Corporation.  The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of the Corporation’s common stock.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect the Corporation by increasing the uncertainty on its lending operations and expose it to increased losses.  Statutes and regulations may be altered which potentially increase the Corporation’s cost of service and underwrite mortgage loans.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation.  The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Corporation’s business.  In particular, the potential impact of the Dodd-Frank Act on the Corporation’s operations and activities, both currently and prospectively, include, among others:

·                  a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

·                  increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;·

·                  the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;

·                  a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

·                  the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, the Corporation may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

The Corporation cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may impact the Corporation’s financial condition and results of operations.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation is subject to interest rate risk

The Corporation’s earnings and cash flows are largely dependent upon the Corporation’s net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies.  Changes in monetary policy, including changes in interest rates, could influence not only the interest that is received on loans and securities and the interest that is paid on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, and (ii) the fair value of the Corporation’s financial assets and liabilities.  Currently, the Corporation is in an asset-sensitive position.   In a rising interest rate environment, the Corporation may be unable to sell its lower-yielding mortgage loans, thus impacting its ability to generate higher yielding loans which could adversely impact earnings.

The Corporation is subject to lending risk

There are inherent risks associated with the Corporation’s lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana, Illinois and the United States.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  Credit issues may continue to broaden during 2012 depending on the severity and duration of the declining economy and the current credit cycle.

The Corporation originates commercial real estate loans, commercial loans, consumer loans and residential real estate loans primarily within its market areas. Commercial real estate, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

·                  Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

·                  Commercial Loans.  Repayment is dependent upon the successful operation of the borrower’s business.

·                  Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The Corporation is also subject to various laws and regulations that affect its lending activities.  Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

The Corporation’s allowance for loan losses may be insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses that are inherent within the existing portfolio of loans.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings

The Corporation forecloses on collateral property from time to time to protect its investment and thereafter owns and operates such property, in which case it is exposed to the risks inherent in the ownership of real estate.  The amount that the Corporation, as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God.  Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating real property may exceed the income earned from such property, and the Corporation may have to advance funds in order to protect its investment, or it may be required to dispose of the real property at a loss.  These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.

The Corporation operates in a highly competitive industry and market area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

·                  The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets;

·                  The ability to expand the Corporation’s market position;

·                  The scope, relevance and pricing of products and services offered to meet customer needs and demands;

·                  The rate at which the Corporation introduces new products and services relative to its competitors;

·                  Customer satisfaction with the Corporation’s level of service; and

·                  Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

On July 18, 2011, the Board of Governors of the Federal Reserve System published a final rule repealing Regulation Q, which prohibits the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The rule implements Section 627 of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011.  As a result, financial institutions may now offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.  If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

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

The Corporation is dependent on certain key management and staff

The Corporation relies on key personnel to manage and operate its business.  The loss of key staff may adversely affect the Corporation’s ability to maintain and manage these portfolios effectively, which could negatively affect the Corporation’s revenues.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Corporation’s net income.

The Corporation’s internal operations are subject to a number of risks

The Corporation’s internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements.  This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

The Corporation’s earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control

Financial institutions are inherently exposed to fraud risk.  A fraud can be perpetrated by a customer of the Bank, an employee, a vendor, or members of the general public.  We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions.  Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties.  Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards.  There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with.  Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

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

The Corporation has opened new offices

The Corporation has placed a strategic emphasis on expanding its banking office network.  Executing this strategy carries risks of slower than anticipated growth in the new offices, which require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new offices can decrease anticipated revenues and net income generated by those offices, and opening new offices could result in more additional expenses than anticipated and divert resources from current core operations.

The geographic concentration of the Corporation’s markets makes the Corporation’s business highly susceptible to local economic conditions

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in three counties located in central Indiana.  As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas.  Deterioration in economic conditions in the Corporation’s market could result in one or more of the following:

·                  an increase in loan delinquencies;

·                  an increase in problem assets and foreclosures;

·                  a decrease in the demand for the Corporation’s products and services; and

·                  a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

Future growth or operating results may require the Corporation to raise additional capital but that capital may not be available or it may be dilutive

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

The Corporation may not be able to pay dividends in the future in accordance with past practice

The Corporation has historically paid a semi-annual dividend to common stockholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.

The price of the Corporation’s common stock may be volatile, which may result in losses for investors

General market price declines or market volatility in the future could adversely affect the price of the Corporation’s common stock. In addition, the following factors may cause the market price for shares of the Corporation’s common stock to fluctuate:

·                  announcements of developments related to the Corporation’s business;

·                  fluctuations in the Corporation’s results of operations;

·                  sales or purchases of substantial amounts of the Corporation’s securities in the marketplace;

·                  general conditions in the Corporation’s banking niche or the worldwide economy;

·                  a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;

·                  changes in analysts’ recommendations or projections; and

·                  the Corporation’s announcement of new acquisitions or other projects.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the four leases are May 31, 2016, February 14, 2016, December 31, 2012 and May 31, 2014.

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

Facilities of the Corporation’s banking center in Lawrence County include an office in Lawrenceville, Illinois. This building is held in fee.

Facilities of the Corporation’s banking centers in Livingston include three offices in Pontiac, Illinois. All of the buildings are held in fee.

Facilities of the Corporation’s banking center in McLean County include two offices in Bloomington, Illinois, an office in Downs, Illinois and an office in Gridley, Illinois. These building are all held in fee.

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

Facilities of the Corporation’s banking center in Champaign County include three offices in Champaign, Illinois, an office in Mohomet, Illinois, and two offices in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2012 and the other banking center in Champaign is leased and the lease expires on December 31, 2014. The banking center in Mohomet is leased and the lease expires on June 14, 2019. One of the banking centers in Urbana is held in fee while the other banking center in Urbana is held in fee while the land is leased and the lease expires on November 30, 2012.

Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2016 and the other five buildings are held in fee.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

As of March 8, 2012 shareholders owned 13,237,523 shares of the Corporation’s common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”.  On March 8, 2012, approximately 2,183 shareholders held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2011 and 2010.

	2011			2010
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$35.00	$29.73		$31.02	$26.00
June 30	$33.98	$30.36	$0.47	$30.89	$25.81	$0.46
September 30	$33.91	$26.63		$30.42	$25.31
December 31	$34.23	$26.47	$0.47	$36.46	$28.83	$0.46

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions.  The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock.  There were no purchases of common stock by the Corporation during the quarter covered by this report. The Corporation contributed 46,250 shares of treasury stock to the ESOP in November of 2011.

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 8.64%. During this same period, the return on The Russell 2000 Index was only .75% and the SNL Index of Banks $1 - $5 Billion actually had a negative return of 55.23%

First Financial Corporation

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Financial Corporation	100.00	82.46	122.53	93.82	111.35	108.64
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

ITEM 6.          SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2011	2010	2009	2008	2007

BALANCE SHEET DATA
Total assets	$2,954,061	$2,451,095	$2,518,722	$2,302,675	$2,231,562
Securities	666,287	560,846	587,246	596,915	558,020
Loans, net of unearned fees*	1,893,679	1,640,146	1,631,764	1,471,327	1,443,067
Deposits	2,274,499	1,903,043	1,789,701	1,563,498	1,529,721
Borrowings	246,449	159,899	363,173	406,653	368,616
Shareholders’ equity	346,961	321,717	306,483	286,844	281,692

INCOME STATEMENT DATA
Interest income	116,341	123,582	126,255	133,954	137,734
Interest expense	17,147	26,966	39,261	52,490	62,961
Net interest income	99,194	96,616	86,994	81,464	74,773
Provision for loan losses	5,755	9,200	11,870	7,855	6,580
Other income	33,340	29,797	28,532	25,410	31,497
Other expenses	75,187	77,202	73,381	66,447	64,726
Net income	37,195	28,044	22,720	24,769	25,580

PER SHARE DATA:
Net Income	2.83	2.14	1.73	1.89	1.94
Cash dividends	0.94	0.92	0.90	0.89	0.87

PERFORMANCE RATIOS:
Net income to average assets	1.49%	1.11%	0.95%	1.09%	1.16%
Net income to average shareholders’ equity	10.88	8.73	7.54	8.61	9.20
Average total capital to average assets	14.57	13.56	13.25	13.28	13.35
Average shareholders’ equity to average assets	13.68	12.76	12.56	12.60	12.64
Dividend payout	33.29	43.08	51.99	47.10	44.76

* 2008 and 2007 include $12,800 and $14,068, respectively, of credit card loans that are held-for-sale

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this report are based upon First Financial Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation and goodwill. Actual results could differ from those estimates.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic and nonperforming loans. Loans are considered impaired if, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, impairment is measured by using the fair value of underlying collateral, the present value of the future cash flows discounted at the effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, a different amount may be recorded for the allowance for loan losses and the associated provision for loan losses.

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for other than temporary impairment (OTTI). In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.

Changes in credit ratings, financial condition of underlying debtors, default experience and market liquidity affect the conclusions on whether securities are other-than-temporarily impaired. Additional losses may be recorded through earnings for other than temporary impairment, should there be an adverse change in the expected cash flows for these investments.

Goodwill. The carrying value of goodwill requires management to use estimates and assumptions about the fair value of the reporting unit compared to its book value. An impairment analysis is prepared on an annual basis. Fair values of the reporting units are determined by an analysis which considers cash flows streams, profitability and estimated market values of the reporting unit. The majority of the Corporation’s goodwill is recorded at First Financial Bank, N. A.

Management believes the accounting estimates related to the allowance for loan losses, valuation of investment securities and the valuation of goodwill are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, valuation assumptions, and economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the Corporation’s assets reported on the balance sheet as well as net income.

RESULTS OF OPERATIONS - SUMMARY FOR 2011

COMPARISON OF 2011 TO 2010

Net income for 2011 was $37.2 million, or $2.83 per share. This represents a 32.6% increase in net income and a 32.2% increase in earnings per share, compared to 2010. Return on assets at December 31, 2011 increased 34.2% to 1.49% compared to 1.11% at December 31, 2010.

NET INTEREST INCOME

The principal source of the Corporation’s earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding .Net interest income was increased in 2011 to $99.2 million compared to $96.6 million in 2010. Total average interest earning assets remained stable at $2.33 billion in 2011 from $2.34 billion in 2010. The tax-equivalent yield on these assets decreased to 5.23% in 2011 from 5.50% in 2010. Total average interest-bearing liabilities decreased to $1.76 billion in 2011 from $1.84 billion in 2010. The average cost of these interest-bearing liabilities decreased to 0.98% in 2011 from 1.47% in 2010.

The net interest margin increased from 4.35% in 2010 to 4.50% in 2011. This increase is primarily the result of the decreased costs of funding provided by interest-bearing liabilities. Earning asset yields decreased 27 basis points while the rate on interest-bearing liabilities decreased by 49 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2011			2010			2009
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,637,471	92,167	5.63%	$1,636,254	96,786	5.92%	$1,563,274	95,809	6.13%
Taxable investment securities	460,811	16,161	3.51%	469,945	18,597	3.96%	482,237	22,755	4.72%
Tax-exempt investments (2)	204,921	13,465	6.57%	194,011	13,415	6.91%	188,160	13,160	6.99%
Federal funds sold	25,117	36	0.14%	40,934	59	0.14%	6,047	16	0.26%
Total interest-earning assets	2,328,320	121,829	5.23%	2,341,144	128,857	5.50%	2,239,718	131,740	5.88%

Non-interest earning assets:
Cash and due from banks	58,030			57,940			65,069
Premises and equipment, net	34,054			35,001			32,470
Other assets	99,861			102,780			79,419
Less allowance for loan losses	(22,154)			(20,083)			(16,576)
TOTALS	$2,498,111			$2,516,782			$2,400,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$974,275	1,501	0.15%	$870,538	1,856	0.21%	$701,750	3,075	0.44%
Time deposits	616,164	10,626	1.72%	697,560	14,450	2.07%	676,769	18,469	2.73%
Short-term borrowings	43,040	187	0.43%	42,795	325	0.76%	53,743	541	1.01%
Other borrowings	125,102	4,833	3.86%	224,501	10,335	4.60%	339,460	17,176	5.06%
Total interest-bearing liabilities:	1,758,581	17,147	0.98%	1,835,394	26,966	1.47%	1,771,722	39,261	2.22%

Non interest-bearing liabilities:
Demand deposits	336,038			300,760			280,668
Other	61,693			59,461			46,278
	2,156,312			2,195,615			2,098,668

Shareholders’ equity	341,799			321,167			301,432
TOTALS	$2,498,111			$2,516,782			$2,400,100

Net interest earnings		$104,682			$101,891			$92,479

Net yield on interest- earning assets			4.50%			4.35%			4.13%

(1)   For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)   Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2011 to 2010 and 2010 to 2009.

	2011 Compared to 2010 Increase (Decrease) Due to				2010 Compared to 2009 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$72	$(4,688)	$(3)	$(4,619)	$4,473	$(3,340)	$(156)	$977
Taxable investment securities	(361)	(2,116)	41	(2,436)	(580)	(3,672)	94	(4,158)
Tax-exempt investment securities (2)	754	(668)	(38)	48	409	(149)	(5)	255
Federal funds sold	(23)	0	0	(23)	92	(7)	(42)	43
Total interest income	$442	$(7,472)	$0	$(7,030)	$4,394	$(7,168)	$(109)	$(2,883)

Interest paid on interest-bearing liabilities:
Transaction accounts	221	(515)	(61)	(355)	740	(1,579)	(380)	(1,219)
Time deposits	(1,686)	(2,418)	282	(3,822)	569	(4,509)	(139)	(4,079)
Short-term borrowings	2	(139)	(1)	(138)	(110)	(133)	27	(216)
Other borrowings	(4,576)	(1,662)	736	(5,502)	(5,817)	(1,549)	525	(6,841)
Total interest expense	(6,039)	(4,734)	956	(9,817)	(4,618)	(7,770)	33	(12,355)
Net interest income	$6,481	$(2,738)	$(956)	$2,787	$9,012	$602	$(142)	$9,472

(1)                                  For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)                                  Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2011, the provision for loan losses was $5.8 million net, a decrease of $3.4 million, or 37.4%, compared to 2010. The 2011 provision was reduced by $125 thousand for the offset of loans identified in the analysis of potential loan losses that are subject to the loss share agreement with the FDIC. Of those anticipated losses, 80% can be reimbursed by the FDIC and the FDIC indemnification asset has a corresponding increase of $125 thousand for those anticipated losses. The decrease was the result of several components related to the analysis of the Corporation’s Allowance for Loan and Lease Losses, including decreasing delinquencies.

Net charge-offs for 2011 were $9.0 million as compared to $8.0 million for 2010 and $8.7 million for 2009. The charge off of specific allocations on collateral dependent loans drove the increase in charge-offs as specific allowance allocations to impaired loans decreased to $3.2 million at year end 2011 from $4.5 million at year end 2010. Non-accrual loans decreased to $38.1 million at December 31, 2011 from $38.5 million at December 31, 2010. The decrease occurred despite a $4.7 million increase in non-accruals from the acquisition of Freestar Bank and $8.5 million related to a particular loan relationship which we restructured into an A and B note. The terms of the A note reflect a current market rate and structure, while the B note is fully reserved at December 31, 2011.The entire relationship is on non-accrual. Loans past due 90 days and still on accrual decreased 35.7% to $2.0 million compared to $3.2 million at December 31, 2010.

NON-INTEREST INCOME

Non-interest income of $33.3 million increased $3.5 million from the $29.8 million earned in 2010. The reduction in other-than-temporary impairment of $4.2 million is the primary reason for this increase.

NON-INTEREST EXPENSES

Non-interest expenses decreased to $75.2 million for 2011 from $77.2 million for 2010. FDIC expense decreased by $1.0 million in 2011 compared to 2010. Expenses related to the processing of creditcards ended in 2010 after the sale of the portfolio at the end of 2009 and the decline in those expenses was $489 thousand. Incentive expenses were down in 2011 approximately $1.0 million as the previous plan expired at the end of 2010.

INCOME TAXES

The Corporation’s federal income tax provision was $14.4 million in 2011 compared to a provision of $12.0 million in 2010. The overall effective tax rate in 2011 of 27.9% decreased as compared to a 2010 effective rate of 29.9% as nontaxable income increased.

COMPARISON OF 2010 TO 2009

Net income for 2010 was $28.0 million or $2.14 per share compared to $22.7 million in 2009 or $1.73 per share. This increase in net income was primarily driven by the improved net interest margin of 22 basis points from 4.13% to 4.35%.

Net interest income increased $9.6 million in 2010 compared to 2009 as total average interest-earning assets increased $101.4 million. This increase was primarily the result of the cost of funding declining at a faster pace than the decline in the earnings on earning assets. The provision for loan losses decreased $2.7 million from $11.9 million in 2009 to $9.2 million in 2010. Net non-interest income and expense increased $2.6 million from 2009 to 2010. Non-interest expenses increased $3.8 million while non-interest income increased $1.3 million. The increase in non-interest income resulted primarily from reduced impairment losses.

The provision for income taxes increased $4.4 million from 2009 to 2010 and the effective tax rate increased 5% in 2010 from 2009 as nontaxable income declined slightly and taxable income increased.

COMPARISON AND DISCUSSION OF 2011 BALANCE SHEET TO 2010

The Corporation’s total assets increased 20.5% or $501.8 million at December 31, 2011, from a year earlier. Approximately $414.0 million of this increase was from the acquisition of Freestar Bank at the end of 2011. Available-for-sale securities increased $105.4 million at December 31, 2011, from the previous year. Loans, net of unearned income, increased by $253.6 million to $1.89 billion. Deposits increased by $371.5 million while borrowings increased by $86.6 million. Total shareholders’ equity increased $25.2 million to $347.0 million at December 31, 2011. This increase in shareholders’ equity was not impacted by the acquisition.  Net income was partially offset by higher dividends. There were also 46,250 shares from the treasury with a value of $1.56 million that were contributed to the ESOP plan in 2011 compared to 45,000 shares with a value of $1.35 million in 2010.

Following is an analysis of the components of the Corporation’s balance sheet.

SECURITIES

The Corporation’s investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2011 the portfolio’s balance increased by 18.8% driven by approximately $95 million in securities acquired in the Freestar acquisition. The average life of the portfolio decreased from 4.5 years in 2010 to 4.0 years in 2011. The portfolio structure will continue to provide cash flows to be reinvested during 2012.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2011
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$2	7.50%	$11,287	4.01%	$83,897	4.44%	$220,716	4.37%	$315,902
Collateralized mortgage obligations (1)	—	0.00%	2,384	5.20%	19,438	4.39%	126,125	4.17%	147,947
States and political subdivisions	8,465	7.22%	42,309	6.17%	71,071	5.40%	73,736	6.03%	195,581
Corporate obligations	—	0.00%	—	0.00%	—	0.00%	4,771	1.94%	4,771
Total	8,467	7.22%	55,980	5.69%	174,406	4.83%	425,348	4.57%	664,201
Equities		0.00%		0.00%		0.00%	2,086	0.00%	2,086
TOTAL	$8,467		$55,980		$174,406		$427,434		$666,287

(1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2010
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$7	8.00%	$19,780	4.25%	$89,176	4.43%	$195,672	4.66%	$304,635
Collateralized mortgage obligations (1)	—	0.00%	—	0.00%	23	9.78%	94,434	4.26%	94,457
States and political subdivisions	10,437	2.21%	35,444	1.82%	47,672	3.71%	63,987	4.01%	157,540
Corporate obligations	—	0.00%	—		—	0.00%	2,190	0.09%	2,190
Total	10,444	2.21%	55,224	2.69%	136,871	4.18%	356,283	4.41%	558,822
Equities		0.00%		0.00%		0.00%	2,024	0.00%	2,024
TOTAL	$10,444		$55,224		$136,871		$358,307		$560,846

(1) Distribution of maturities is based on the estimated average life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2011 are set forth in the following analyses.

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Loan Category
Commercial	$1,099,324	$896,107	$870,977	$720,281	$717,556
Residential	505,600	437,576	447,379	436,388	449,554
Consumer	289,717	307,403	314,561	303,123	263,091
TOTAL	$1,894,641	$1,641,086	$1,632,917	$1,459,792	$1,430,201

Credit card loans held-for-sale	$—	$—	$—	$12,800	$14,068

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$409,694	$544,194	$145,436	$1,099,324
TOTAL

Residential				505,600
Consumer				289,717
TOTAL				$1,894,641

Loans maturing after one year with:
Fixed interest rates		$157,339	$117,921
Variable interest rates		386,855	27,515
TOTAL		$544,194	$145,436

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation’s allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Amount of loans outstanding at December 31,	$1,894,641	$1,641,086	$1,632,917	$1,459,792	$1,430,201

Average amount of loans by year	$1,637,471	$1,636,254	$1,563,274	$1,451,911	$1,409,051

Allowance for loan losses at beginning of year	$22,336	$19,437	$16,280	$15,351	$16,169
Loans charged off:
Commercial	5,336	7,099	2,997	2,406	3,438
Residential	2,811	872	1,881	1,274	1,026
Consumer	2,969	4,503	6,783	5,914	5,712
Total loans charged off	11,116	12,474	11,661	9,594	10,176

Recoveries of loans previously charged off:
Commercial	938	2,319	574	704	389
Residential	95	258	523	101	139
Consumer	1,108	1,934	1,851	1,863	2,250
Total recoveries	2,141	4,511	2,948	2,668	2,778
Net loans charged off	8,975	7,963	8,713	6,926	7,398
Provision charged to expense *	5,880	10,862	11,870	7,855	6,580
Balance at end of year	$19,241	$22,336	$19,437	$16,280	$15,351
Ratio of net charge-offs during period to average loans outstanding	0.55%	0.49%	0.56%	0.48%	0.53%

* In 2011 the provision charged to expense was reduced by $125 thousand for the increase to the FDIC Indemnification asset. In 2010 it was reduced by $1.7 million.

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

Included in the $1.9 billion of loans outstanding at December 31, 2011 are $35.0 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are $245 million of loan acquired on December 30 in the Freestar acquisition.  These acquired loans are recorded at fair value with no carryover of Freestar’s allowance for loan losses.  The loans acquired had a contractual balance due of $254 million.  The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $57 million and a fair value of $50 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The Corporation’s unallocated allowance position of $505 thousand at December 31, 2011 has decreased from $2.1 million at December 31, 2010. The unallocated position increased in 2010.  While net charge offs, particularly in the consumer and mortgage portfolios, declined in 2010, the unallocated position was increased in response to higher levels of past due loans and concern that the decline in charge offs would not be sustained. While consumer and mortgage loan charge offs increased somewhat in 2011, the positive charge off trends continued and management determined it was appropriate to reduce the unallocated allowance. Management has determined the unallocated allowance position to be reasonable based on the trend analysis of the loan portfolio. Non-performing loans of $56.4 million at December 31, 2011 decreased from $58.8 million at December 31, 2010. There was an additional $4.7 million of non-accrual loans added with the acquisition of Freestar Bank.  Net charge-offs totaled $9.0 million compared to $8.0 million during 2010. The charge off of specific allocations on collateral dependent loans contributed to the increase in charge-offs and specific allowance allocations to impaired loans decreased to $3.2 million at year end 2011 from $4.5 million at year end 2010. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Commercial	$12,119	$12,809	$12,218	$9,963	$8,917
Residential	2,728	2,873	1,546	1,485	1,233
Consumer	3,889	4,551	5,032	4,483	4,180
Unallocated	505	2,103	641	349	1,021
TOTAL ALLOWANCE FOR LOAN LOSSES	$19,241	$22,336	$19,437	$16,280	$15,351

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation’s policy to discontinue the accrual of interest on loans where, in management’s opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. In 2010 and continuing in 2011 the increase in restructured loans mainly is due to five commercial loans totaling $14.9 million while the remainder is mostly smaller balance residential loans. The current economic environment has resulted in an increase in the use of restructured loans as a means to manage problem loans. Some restructured loans are also on non-accrual and are only included in the total of restructured loans.

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Non-accrual loans	$38,102	$38,517	$35,953	$12,486	$7,971
Restructured loans	16,275	17,094	90	98	50
Accruing loans past due over 90 days	2,047	3,185	8,218	3,624	4,462
	$56,424	$58,796	$44,261	$16,208	$12,483

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 34% at December 31, 2011, compared to 38% in 2010. The ratio of nonperforming loans excluding covered loans was 41% at December 31, 2011 and 49% at December 31, 2010. There were $3.6 and $3.8 million of covered loans included in restructured loans in 2011 and 2010 respectively. The following loan categories comprise significant components of the nonperforming loans at December 31, 2011 and 2010:

(Dollar amounts in thousands)	2011		2010
Non-accrual loans:
Commercial loans	$26,590	70%	$27,848	72%
Residential loans	9,477	25%	8,735	23%
Consumer loans	2,035	5%	1,934	5%
	$38,102	100%	$38,517	100%

Past due 90 days or more:
Commercial loans	$610	30%	$2,041	64%
Residential loans	1,358	66%	1,052	33%
Consumer loans	79	4%	92	3%
	$2,047	100%	$3,185	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2011		2010
Non-accrual loans:
Commercial loans	$5,086	91%	$7,353	84%
Residential loans	506	9%	1,394	16%
Consumer loans	—	0%	—	0%
	$5,592	100%	$8,747	100%

Past due 90 days or more:
Commercial loans	$182	44%	$313	83%
Residential loans	226	55%	64	17%
Consumer loans	5	1%	—	0%
	$413	100%	$377	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2011, 2010 and 2009.

	2011		2010		2009
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$336,038		$300,760		$280,668
Interest-bearing demand deposits	361,533	0.17%	330,168	0.23%	280,338	0.40%
Savings deposits	612,742	0.15%	540,370	0.20%	421,412	0.46%
Time deposits:
$100,000 or more	181,380	1.58%	214,266	1.85%	194,576	2.63%
Other time deposits	434,784	1.79%	483,294	2.17%	482,193	2.77%
TOTAL	$1,926,477		$1,868,858		$1,659,187

The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2011, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$55,478
Over 3 through 6 months	44,590
Over 6 through 12 months	58,756
Over 12 months	83,177
TOTAL	$242,001

OTHER BORROWINGS

Advances from the Federal Home Loan Bank increased to $140.2 million in 2011 compared to $125.8 million in 2010. The FHLB advances acquired in the acquisition had a fair value of $16.6 million. Other borrowings also increased $6.2 million in trust preferred securities that were included in the assumption of liabilities of PNB Holding Co, the parent company of Freestar Bank.. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements (“Regulatory Matters”), the Corporation’s capital exceeds the requirements to be considered well capitalized at December 31, 2011.

First Financial Corporation’s objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation’s management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation’s dividend payout ratio for 2011 and 2010 was 33.3% and 43.1%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

INTEREST RATE SENSITIVITY AND LIQUIDITY

First Financial Corporation has established risk measures, limits and policy guidelines for managing interest rate risk and liquidity. Responsibility for management of these functions resides with the Asset/Liability Committee. The primary goal of the Asset/Liability Committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors.

Interest Rate Risk: Management considers interest rate risk to be the Corporation’s most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. Consistency in the Corporation’s net interest income is largely dependent on the effective management of this risk.. The Asset/Liability position is measured using sophisticated risk management tools, including earnings simulation and market value of equity sensitivity analysis. These tools allow management to quantify and monitor both short-and long-term exposure to interest rate risk. Simulation modeling measures the effects of changes in interest rates, changes in the shape of the yield curve and the effects of embedded options on net interest income. This measure projects earnings in the various environments over the next three years. It is important to note that measures of interest rate risk have limitations and are dependent on various assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of interest rate fluctuations on net interest income. Actual results will differ from simulated results due to timing, frequency and amount of interest rate changes as well as overall market conditions. The Committee has performed a thorough analysis of these assumptions and believes them to be valid and theoretically sound. These assumptions are continuously monitored for behavioral changes.

The Corporation from time to time utilizes derivatives to manage interest rate risk. Management continuously evaluates the merits of such interest rate risk products but does not anticipate the use of such products to become a major part of the Corporation’s risk management strategy.

The table below shows the Corporation’s estimated sensitivity profile as of December 31, 2011. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.55% over the next 12 months and increase 4.93% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.47% over the next 12 months and decrease 6.87% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-3.73%	-10.33%	-14.51%
Down 100	-2.47%	-6.87%	-9.80%
Up 100	1.55%	4.93%	8.08%
Up 200	1.73%	7.78%	14.00%

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $8.5 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $127.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $14.9 million in securities to be called within the next 12 months.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$1,578,272	$—	$—	$—	$1,578,272
Consumer certificates of deposit		432,778	213,597	48,721	1,131	696,227
Short-term borrowings	11	100,022	—	—	—	100,022
Other borrowings	12	20,000	106,162	13,410	6,855	146,427

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2011. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$359,589	$219,193	$140,396
Commercial letters of credit	5,346	2,531	2,815

Commitments to extend credit, including loan commitments, standby and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OUTLOOK

The Corporation’s primary market is west-central Indiana and east-central Illinois. The market is primarily driven by the retail, higher education and health care industries. Typically, this market does not expand or contract at rates that are experienced by both the state and national economies. It is not anticipated that labor conditions will improve dramatically in 2012, although a gradual improvement in both the labor markets and retail sales is anticipated. The Corporation anticipates moderate growth opportunities in 2012.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on pages 26 and 27 of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Financial Corporation (the “Corporation”) has prepared and is responsible for the preparation and accuracy of the consolidated financial statements and related financial information included in the Annual Report.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded internal control over financial reporting for FreeStar Bank as allowed by the SEC for current year acquisitions.  FreeStar was acquired on December 30,2011 and represented 14% of assets at December 31, 2011.Based on this assessment, management concluded that, as of December 30, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

Crowe Horwath LLP, independent registered public accounting firm, has issued a report dated March 15, 2012 on the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited First Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Corporation excluded the operations of FreeStar Bank, a financial institution acquired during 2011, from the scope of management’s report on internal control over financial reporting.  As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana March 15, 2012

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2011	2010
ASSETS
Cash and due from banks	$134,280	$58,511
Federal funds sold	11,725	5,104
Securities available-for-sale	666,287	560,846
Loans, net of allowance of $19,241 in 2011 and $22,336 in 2010	1,874,438	1,617,810
Restricted Stock	22,282	25,308
Accrued interest receivable	12,947	11,208
Premises and equipment, net	40,105	34,691
Bank-owned life insurance	82,646	66,112
Goodwill	36,897	7,102
Other intangible assets	5,142	4,148
Other real estate owned	4,964	6,325
FDIC Indemnification Asset	2,384	3,977
Other assets	59,964	49,953
TOTAL ASSETS	$2,954,061	$2,451,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$435,236	$304,101
Interest-bearing:
Certificates of deposit of $100 or more	242,001	215,501
Other interest-bearing deposits	1,597,262	1,383,441
	2,274,499	1,903,043
Short-term borrowings	100,022	34,106
Other borrowings	146,427	125,793
Other liabilities	86,152	66,436
TOTAL LIABILITIES	2,607,100	2,129,378

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,450,966
Outstanding shares-13,197,880 in 2011 and 13,151,630 in 2010	1,806	1,806
Additional paid-in capital	69,328	68,944
Retained earnings	318,130	293,319
Accumulated other comprehensive income (loss)	(10,494)	(9,369)
Less: Treasury shares at cost-1,253,086 in 2011 and 1,299,336 in 2010	(31,809)	(32,983)

TOTAL SHAREHOLDERS’ EQUITY	346,961	321,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,954,061	$2,451,095

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$91,392	$96,206	$94,930
Securities:
Taxable	16,161	18,597	22,755
Tax-exempt	6,779	6,664	6,604
Other	2,009	2,115	1,966
TOTAL INTEREST AND DIVIDEND INCOME	116,341	123,582	126,255

INTEREST EXPENSE:
Deposits	12,127	16,306	21,544
Short-term borrowings	187	325	541
Other borrowings	4,833	10,335	17,176
TOTAL INTEREST EXPENSE	17,147	26,966	39,261

NET INTEREST INCOME	99,194	96,616	86,994

Net Provision for loan losses	5,755	9,200	11,870

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	93,439	87,416	75,124

NON-INTEREST INCOME:
Trust and financial services	4,544	4,547	4,197
Service charges and fees on deposit accounts	8,995	10,342	11,082
Other service charges and fees	8,289	7,759	7,026
Securities gain, net	6	1,321	4
Other-than-temporary loss
Total impairment loss	(110)	(4,260)	(18,939)
Loss recognized in other comprehensive income			8,170
Net impairment loss recognized in earnings	(110)	(4,260)	(10,769)
Insurance commissions	7,347	6,759	6,464
Gain on sale of mortgage loans	1,957	2,206	2,291
Gain on sale of credit card loans	—	—	2,549
Gain on bargain purchase	—	—	5,057
Other	2,312	1,123	631
TOTAL NON-INTEREST INCOME	33,340	29,797	28,532
NON-INTEREST EXPENSES:
Salaries and employee benefits	45,362	44,887	42,259
Occupancy expense	4,777	4,707	4,534
Equipment expense	4,352	4,761	4,640
Federal Deposit Insurance	1,804	2,847	3,277
Other	18,892	20,000	18,671
TOTAL NON-INTEREST EXPENSE	75,187	77,202	73,381
INCOME BEFORE INCOME TAXES	51,592	40,011	30,275

Provision for income taxes	14,397	11,967	7,555
NET INCOME	$37,195	$28,044	$22,720
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	$8,857	$449	$10,869
Change in funded status of post retirement benefits, net of taxes	$(9,982)	$(1,914)	$(2,494)
COMPREHENSIVE INCOME	$36,070	$26,579	$31,095
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.83	$2.14	$1.73
Weighted average number of shares outstanding (in thousands)	13,163	13,120	13,119

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2009	$1,806	$68,654	$263,115	$(12,946)	$(33,785)	$286,844

Net income	—	—	22,720	—	—	22,720
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on securities available-for-sale, net	—	—	—	10,869	—	10,869
Change in unrealized gains/losses on post-retirement benefits	—	—	—	(2,494)	—	(2,494)
Adjustment for adoption of other-than temporary impairment guidance, net of tax			3,333	(3,333)		—
Contribution of 35,000 shares to ESOP	—	85	—	—	886	971
Treasury stock purchase (22,000 shares)	—	—	—	—	(616)	(616)
Cash Dividends, $.90 per share	—	—	(11,811)	—	—	(11,811)

Balance, December 31, 2009	1,806	68,739	277,357	(7,904)	(33,515)	306,483

Net income	—	—	28,044	—	—	28,044
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on securities available-for-sale, net	—	—	—	449	—	449
Change in unrealized gains/losses on post-retirement benefits	—	—	—	(1,914)	—	(1,914)
Contribution of 45,000 shares to ESOP	—	205	—	—	1,142	1,347
Treasury stock purchase (23,000 shares)	—	—	—	—	(610)	(610)
Cash Dividends, $.92 per share	—	—	(12,082)	—	—	(12,082)

Balance, December 31, 2010	1,806	68,944	293,319	(9,369)	(32,983)	321,717

Net income	—	—	37,195	—	—	37,195
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	8,857	—	8,857
Change in net unrealized gains/ (losses) on retirement plans	—	—	—	(9,982)	—	(9,982)
Contribution of 46,250 shares to ESOP	—	384	—	—	1,174	1,558
Cash Dividends, $.94 per share	—	—	(12,384)	—	—	(12,384)

Balance, December 31, 2011	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,195	$28,044	$22,720
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	274	(840)	(2,442)
Provision for loan losses	5,755	9,200	11,870
Securities impairment loss recognized in earnings	110	4,260	10,769
Securities (gains) losses	(6)	(1,321)	(4)
Depreciation and amortization	3,897	4,643	4,199
Provision for deferred income taxes	624	(5,940)	(2,043)
Net change in accrued interest receivable	500	797	1,076
Contribution of shares to ESOP	1,558	1,347	971
Gain on sale of mortgage loans	(1,957)	(2,206)	(2,291)
Loss on sale of student loans	—	—	399
Gain on sale of credit card loans	—	—	(2,549)
Gain on purchase of business unit	—	—	(5,057)
Loss on sales of other real estate	370	283	196
Other, net	(7,739)	10,293	(8,424)
NET CASH FROM OPERATING ACTIVITIES	40,581	48,560	29,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	25	12,248	—
Calls, maturities and principal reductions on securities available-for-sale	139,179	223,862	128,349
Purchases of securities available-for-sale	(134,770)	(211,062)	(88,532)
Loans made to customers, net of payments	(106,012)	(132,997)	(265,976)
Net change in federal funds sold	1,044	16,472	(12,046)
Purchase of Bank Owned Life Insurance	(4,500)	—	—
Redemption of restricted stock	4,952	2,527	—
Cash received from sale of mortgage loans	86,601	116,462	146,625
Cash received from sale of student loans	—	—	13,347
Cash received from sale of credit card loans	—	—	14,689
Cash received (disbursed) from purchase of business unit	14,849	(609)	30,977
Sale of other real estate	4,573	3,727	2,448
Additions to premises and equipment	(1,476)	(2,406)	(6,655)
NET CASH FROM INVESTING ACTIVITIES	4,465	28,224	(36,774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	10,202	113,180	80,359
Net change in other short-term borrowings	36,746	3,670	8,936
Dividends paid	(12,231)	(11,940)	(11,806)
Purchases of treasury stock	—	(610)	(616)
Proceeds from other borrowings	—	2,000	120,000
Repayments on other borrowings	(3,994)	(208,944)	(172,416)
NET CASH FROM FINANCING ACTIVITIES	30,723	(102,644)	24,457
NET CHANGE IN CASH AND CASH EQUIVALENTS	75,769	(25,860)	17,073
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	58,511	84,371	67,298
CASH AND CASH EQUIVALENTS, END OF YEAR	$134,280	$58,511	$84,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$17,358	$28,051	$40,005
Income Taxes	$16,565	$15,713	$13,485

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A. headquartered in Vigo County, Indiana, The Morris Plan Company of Terre Haute (Morris Plan), and Forrest Sherer Inc., a full-line insurance agency headquartered in Terre Haute, Indiana. Inter-company transactions and balances have been eliminated.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2011, $583.9 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation’s primary source of revenue is derived from loans to customers, primarily middle-income individuals, and investment activities.

The Corporation operates 65 branches in west-central Indiana and east-central Illinois. First Financial Bank is the largest bank in Vigo County. It operates 11 full-service banking branches within the county; five in Clay County, Indiana; one in Greene County, Indiana; three in Knox County, Indiana; five in Parke County, Indiana; one in Putnam County, Indiana; five in Sullivan County, Indiana; four in Vermillion County, Indiana; six in Champaign County, Illinois; one in Clark County, Illinois; one in Coles County, Illinois; three in Crawford County, Illinois; one in Jasper County, Illinois; one in Lawrence County, Illinois; three in Livingston County, Illinois; four in McLean County, Illinois; two in Richland County, Illinois; seven in Vermilion County, Illinois; and one in Wayne County, Illinois. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

Regulatory Agencies: First Financial Corporation is a multi-bank holding company and as such is regulated by various banking agencies. The holding company is regulated by the Seventh District of the Federal Reserve System. The national bank subsidiary is regulated by the Office of the Comptroller of the Currency. The state bank subsidiary is jointly regulated by the state banking organization and the Federal Deposit Insurance Corporation.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, carrying value of intangible assets, loan servicing rights, other-than-temporary securities impairment and the fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $3.5 million, $4.5 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009 respectively.

Securities: The Corporation classifies all securities as “available for sale.” Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holdings gains and losses, net of taxes, reported in other comprehensive income within shareholders’ equity.

Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized on the level yield method without anticipating prepayments. Mortgage-backed securities are amortized over the expected life. Realized gains and losses on sales are based on the amortized cost of the security sold. Management evaluates securities for other-than temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. In all cases, loans are placed on non-accrual or charged-off if collection of principal or interest is considered doubtful. The above policies are consistent for all classes of loans.

Certain Purchased Loans: The Corporation purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased loans are accounted for individually. The Corporation estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a provision for loan loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Concentration of Credit Risk: Most of the Corporation’s business activity is with customers located within west central Indiana and east central Illinois. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy of this area. A major economic downturn in this area would have a negative effect on the Corporation’s loan portfolio.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgages and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows, using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is based on the actual loss history experienced over the most recent four years, using a weighted average which places more emphasis on the more current years within the loss history window.  This actual loss experience is supplemented with other current factors based on the risks present for each portfolio segment.  These current factors include consideration of the following:  levels of and trends in delinquent, classified, and impaired loans; levels of and trends in charge-offs and recoveries; national and local economic trends and conditions; changes in lending policies and procedures; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; credit concentrations; value of underlying collateral for collateral dependent loans; and other external factors such as competition and legal and regulatory requirements.  The following portfolio segments have been identified: commercial loans, residential loans and consumer loans.  Overall, historical loss rates for the Corporation’s portfolio segments have remained low during this tough economic cycle.  This is primarily attributable to the Corporation’s conservative lending practices.  Local economic conditions, including elevated unemployment rates, resulted in higher consumer loan delinquencies.  For these reasons, consumer loans have the highest adjustments to the historical loss rate.  These same factors along with declining real estate values resulted in the residential loan portfolio segment having the next highest level of adjustment to the historical loss rate.  The commercial loan portfolio segment had the lowest level of adjustment to the historical loss rate.  Adjustments were made for the increasing levels of and trends in delinquent, classified and impaired commercial loans.  Commercial loans are generally well secured, which mitigates the risk of loss and has contributed to the low historical loss rate.

FDIC Indemnification Asset:  The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction.  The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them.  It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million.  Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred.  These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase in the FDIC indemnification asset is recorded as an offset to the provision for loan losses. During 2011 and 2010, the provision for loan losses was offset by $125 thousand and $1.7 million related to the increases in the FDIC indemnification asset.

Foreclosed Assets: Assets acquired through or instead of loan foreclosures are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair valueless estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the useful lives of the assets, which range from 3 to 33 years for furniture and equipment and 5 to 39 years for buildings and leasehold improvements.

Restricted Stock: Restricted stock includes Federal Home Loan Bank (FHLB) of Indianapolis and Chicago and Federal Reserve stock. This restricted stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on third-party valuations that incorporate assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, ancillary income, prepayment speeds and default rates and losses. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with Other Service Fees on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is included in Other Service Fees on the income statement, is for fees earned for servicing loans.

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,159 thousand, $1,153 thousand and $958 thousand for the years ended December 31, 2011, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Corporation, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance: The Corporation has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Income on the investments in life insurance is included in other interest income.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected May 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the whole bank, insurance agency and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated basis over their estimated useful lives, which are 12 and 10 years, respectively.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Benefit Plans: Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The amount contributed is determined by a formula as decided by the Board of Directors. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Employee Stock Ownership Plan: Shares of treasury stock are issued to the ESOP and compensation expense is recognized based upon the total market price of shares when contributed.

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $144 thousand, $183 thousand and $184 thousand, resulting in a deferred compensation liability of $2.6 million and $2.6 million as of year-end 2011 and 2010.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally do not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2011 and 2010and the compensation expense for 2009 was $2.3 million, resulting in a liability of $15.4 million and $15.4 million as of year-end 2011 and 2010. In 2010 the Corporation adopted incentive compensation plans designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and will payout within 75 days of the three year vesting period beginning with December 31, 2013. The compensation related to the plans in 2011 and 2010 was $972 thousand and $2.2 million and resulted in a liability of $2.2 million at both December 31, 2011 and 2010.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Share: Earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Corporation does not have any potentially dilutive securities. Earnings and dividends per share are restated for stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the retirement plans, which are also recognized as separate components of equity.

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

Operating Segment: While the Corporation’s chief decision-makers monitor the revenue streams of the various products and services, the operating results of significant segments are similar and operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Corporation’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking.

Adoption of New Accounting Standards: In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  This amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as a part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment changed the presentation of the components of comprehensive income for the Corporation as part of the consolidated statement of shareholder’s equity.

In September 2011, the FASB issued an update to existing guidance relating to goodwill impairment testing. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

2.    FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

For those securities that cannot be priced using quoted market prices or observable inputs, a Level 3 valuation is determined. These securities are primarily trust preferred securities, state and municipal obligations and certain equity securities, which are priced using Level 3 due to current market illiquidity. The fair value of trust preferred securities is computed based upon discounted cash flows estimated using payment, default and recovery assumptions. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts. The fair value of equity securities is derived through consideration of trading activity, if any, review of financial statements, industry trends and the valuation of comparative issuers. Due to current market conditions, as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. An actual credit review is performed on each of the issuers.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2011
	Fair Value Measurment Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$4,013	$—	$4,013
Mortgage-backed securities, residential	—	311,788	—	311,788
Mortgage-backed securities, commercial	—	101	—	101
Collateralized mortgage obligations	—	147,947	—	147,947
State and municipal obligations	—	186,056	9,525	195,581
Collateralized debt obligations	—	—	4,771	4,771
Equity Securities	375	—	1,711	2,086
TOTAL	$375	$649,905	$16,007	$666,287
Derivative Assets		$2,447
Derivative Liabilities		(2,447)

	December 31, 2010
	Fair Value Measurment Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$2,073	$—	$2,073
Mortgage-backed securities, residential	—	302,423	—	302,423
Mortgage-backed securities, commercial	—	139	—	139
Collateralized mortgage obligations	—	94,457	—	94,457
State and municipal obligations	—	157,540	—	157,540
Collateralized debt obligations	—	—	2,190	2,190
Equity Securities	506	—	1,518	2,024
TOTAL	$506	$556,632	$3,708	$560,846
Derivative Assets		$1,311
Derivative Liabilities		(1,311)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2011 and 2010.

Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)

December 31, 2011

		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,518	$—	$2,190	$3,708
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	193	—	2,581	2,774
Transfers & Purchases	—	9,672	—	9,672
Settlements	—	(147)	—	(147)
Ending balance, December 31	$1,711	$9,525	$4,771	$16,007

Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)

December 31, 2010

		Collateralized
		debt
	Equities	obligations	Total
Beginning balance, January 1	$3,361	$1,416	$4,777
Total realized/unrealized gains or losses
Included in earnings	(1,162)	(3,098)	(4,260)
Included in other comprehensive income	—	3,872	3,872
Transfers & Purchases	—		—
Settlements	(681)	—	(681)
Ending balance, December 31	$1,518	$2,190	$3,708

There were no unrealized gains and losses recorded in earnings for the year ended December 31, 2011. Change in unrealized gains and losses recorded in earnings for the year ended December 31, 2010 for Level 3 assets that are still held at December 31, 2010 was related to fair value declines recorded as other-than- temporary impairment.

The fair value for certain local municipal securities with a fair value of $9.7 million as of December 31, 2011 was transferred out of Level 2 into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for this security. Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $28.4 million, after a valuation allowance of $4.3 million at December 31, 2011 and at a fair value of $31.6 million, net of a valuation allowance of $5.9 million at December 31, 2010. The impact to the provision for loan losses for the twelve months ended December 31, 2011 and December 31, 2010 was $3.3 million and $750 thousand, respectively. Fair value is measured based on the value of the collateral securing those loans and is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate loans is determined using similar methods. Other real estate owned is valued based on the methods described above and is valued at Level 3. Other real estate owned at December 31, 2011 with a value of $5.0 million was reduced $892 thousand for fair value adjustment. At December 31, 2011 other real estate owned was comprised of $2.8 million from commercial loans and $2.2 million from residential loans. Other real estate owned at December 31, 2010 with a value of $6.3 million was reduced $353 thousand for fair value adjustment. At December 31, 2010 other real estate owned was comprised of $3.3 million from commercial loans and $3.0 million from residential loans.

The following table presents loans identified as impaired by class of loans as of December 31, 2011and 2010.

	December 31, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,890	$2,664	$15,226
Farmland	891	49	842
Non Farm, Non Residential	9,260	957	8,303
Agriculture	—	—	—
All Other Commercial	1,517	66	1,451
Residential
First Liens	1,963	190	1,773
Home Equity	—	—	—
Junior Liens	879	347	532
Multifamily	250	—	250
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$32,650	$4,273	$28,377

	December 31, 2010
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$19,868	$1,508	$18,360
Farmland	—		—
Non Farm, Non Residential	12,397	3,255	9,142
Agriculture	—
All Other Commercial	1,577	128	1,449
Residential
First Liens	1,910	533	1,377
Home Equity	—		—
Junior Liens	1,129	443	686
Multifamily	638		638
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$37,519	$5,867	$31,652

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Value	Value	Value	Value
Cash and due from banks	$134,280	$134,280	$58,511	$58,511
Federal funds sold	11,725	11,725	5,104	5,104
Securities available-for-sale	666,287	666,287	560,846	560,846
Restricted stock	22,282	N/A	25,308	N/A
Loans, net	1,874,438	1,888,263	1,617,810	1,607,895
FDIC Indemnification Asset	2,384	2,384	3,977	3,977
Accrued interest receivable	12,947	12,947	11,208	11,208
Deposits	(2,274,499)	(2,279,739)	(1,903,043)	(1,909,874)
Short-term borrowings	(100,022)	(100,022)	(34,106)	(34,106)
Federal Home Loan Bank advances	(140,231)	(144,089)	(125,793)	(128,881)
Other borrowings	(6,196)	(6,196)	—	—
Accrued interest payable	(1,829)	(1,829)	(2,041)	(2,041)

3.              RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $9.3 million and $9.1 million at December 31, 2011 and 2010, respectively.

4.              SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2011
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$3,979	$34	$—	$4,013
Mortgage-backed securities, residential	296,646	15,142	—	311,788
Mortgage-backed securities, commercial	98	3	—	101
Collateralized mortgage obligations	144,850	3,097	—	147,947
State and municipal obligations	183,854	11,738	(11)	195,581
Collateralized debt obligations	14,031	150	(9,410)	4,771
Equity Securities	1,596	490	—	2,086
TOTAL	$645,054	$30,654	$(9,421)	$666,287

	December 31, 2010
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$2,027	$46	$—	$2,073
Mortgage-backed securities, residential	289,962	13,166	(705)	302,423
Mortgage-backed securities, commercial	136	3	—	139
Collateralized mortgage obligations	92,803	2,248	(594)	94,457
State and municipal obligations	152,633	5,318	(411)	157,540
Collateralized debt obligations	15,084	—	(12,894)	2,190
Equity Securities	1,729	295	—	2,024
TOTAL	$554,374	$21,076	$(14,604)	$560,846

As of December 31, 2011, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders’ equity.

Securities with a carrying value of approximately $264.0 million and $227.3 million at December 31, 2011 and 2010, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales during the years ended December 31, 2011, 2010 and 2009, respectively.

(Dollar amounts in thousands)	2011	2010	2009
Proceeds	$25	$12,248	$—
Gross gains	2	1,507	—
Gross losses	—	(213)	—

Additional gains of $4 thousand in 2011, $27 thousand in 2010 and $4 thousand in 2009 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2011 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,292	$8,465
Due after one but within five years	44,808	46,708
Due after five but within ten years	85,955	90,509
Due after ten years	207,659	206,630
	346,714	352,312
Mortgage-backed securities and equities	298,340	313,975
TOTAL	$645,054	$666,287

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2011 and 2010.

	December 31, 2011
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$1,110	$(11)	$—	$—	$1,110	$(11)
Collateralized debt obligations	—	—	3,603	(9,410)	3,603	(9,410)
Total temporarily impaired securities	$1,110	$(11)	$3,603	$(9,410)	$4,713	$(9,421)

	December 31, 2010
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$35,024	$(705)	$—	$—	$35,024	$(705)
Collateralized mortgage obligations	25,338	(594)	—	—	25,338	(594)
State and municipal obligations	19,372	(411)	—	—	19,372	(411)
Collateralized debt obligations	—	—	2,190	(12,894)	2,190	(12,894)
Total temporarily impaired securities	$79,734	$(1,710)	$2,190	$(12,894)	$81,924	$(14,604)

The Corporation held 14 investment securities with an amortized cost greater than fair value as of December 31, 2011. The unrealized losses on mortgage-backed and state and municipal obligations represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.

Investment securities are generally evaluated for OTTI under FASB ASC 320, Investments—Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets.

In determining OTTI under the FASB ASC-320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC-325 that is specific to purchase beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC-325 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Gross unrealized losses on investment securities were $9.4 million as of December 31, 2011 and $14.6 million as of December 31, 2010. A majority of these losses represent negative adjustments to fair value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.

A significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that four CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those four CDO’s have a contractual balance of $28.3 million at December 31, 2011 which has been reduced to $3.8 million by $0.5 million of interest payments received, $15.1 million of cumulative OTTI charges recorded through earnings to date and $8.9 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2011 from 28% to 87%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class.

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO, with an amortized cost of $1.3 million and a fair value of $999 thousand, is currently rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325 as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 2.28 to 28.56 while Moody’s Investor Service pricing ranges from 0.50 to 87.11, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

In 2010 the Corporation recognized $549 thousand of OTTI on stock held in Fifth Third Corporation prior to liquidation. In 2011 there was $110 thousand of OTTI recognized on the Corporation’s holding of a different financial institution equity security that is still held at December 31, 2011.

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2011:

(Dollar amounts in thousands)	2011	2010	2009
Beginning balance, January 1,	$15,070	$11,359	$6,145
Amounts related to credit loss for which other-than-temporary impairment was not previously recognized	110	(549)	5,438
Amounts realized for securities sold during the period	—	—	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	4,260	5,331
Adoption of new accounting guidance on OTTI	—	—	(5,555)
Ending balance, December 31,	$15,180	$15,070	$11,359

5.    LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010
Commercial	$1,099,324	$896,107
Residential	505,600	437,576
Consumer	289,717	307,403
Total gross loans	1,894,641	1,641,086
Less: unearned income	(962)	(940)
Allowance for loan losses	(19,241)	(22,336)
TOTAL	$1,874,438	$1,617,810

Loans in the above summary include loans totaling $35.0 million that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2011 and 2010, loans held for sale included $4.1 million and $3.4 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2011, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $37.4 million at the beginning of the year. During 2011, advances of $32.0 million, repayments of $10.8 million and decreases of $0.1 million resulting from changes in personnel were made with respect to related party loans for an aggregate dollar amount outstanding of $58.5 million at December 31, 2011.

Loans serviced for others, which are not reported as assets, total $450.1 million and $469.3 million at year-end 2011 and 2010. Custodial escrow balances maintained in connection with serviced loans were $1.89 million and $1.93 million at year-end 2011 and 2010.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010	2009
Servicing rights:
Beginning of year	$2,080	$2,034	$1,604
Additions*	1,035	810	1,294
Amortized to expense	(686)	(764)	(864)
End of year	$2,429	$2,080	$2,034

*   In 2011 $520 thousand is from the acquisition of Freestar Bank

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $3.9 million and $3.4 million at year end 2011 and 2010. There was no valuation allowance in 2011 or 2010.

Fair value for 2011 was determined using a discount rate of 9%, prepayment speeds ranging from 160% to 700%, depending on the stratification of the specific right. Fair value at year end 2010 was determined using a discount rate of 9%, prepayment speeds ranging from 213% to 700%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.    ACQUISITIONS AND FDIC INDEMNIFICATION ASSET:

On December 30, 2011, the Bank completed a purchase and assumption agreement with PNB Holding Co (PNB), an Illinois corporation, to purchase all of the issued and outstanding stock of Freestar Bank, National Association, and assume certain liabilities of PNB (the “Transaction”).  Immediately following the acquisition of the stock of Freestar Bank, First Financial merged Freestar Bank with and into its wholly-owned subsidiary, First Financial Bank, National Association.

The acquisition provided a strategic entry into the Champaign-Urbana, Bloomington-Normal and Pontiac, Illinois markets. Each of these markets are characterized by higher growth rates.

First Financial  paid PNB cash in the amount of $47 million and assumed certain liabilities of PNB in the aggregate amount of approximately $8.2 million. The acquisition consisted of assets and liabilities with a fair value of approximately $414.0 million, including $245.3 million of loans, $95.5 million of investment securities, $62.0 million of cash and cash equivalents and $361.2 million of deposits. A customer related core deposit intangible asset of $2.1 million was also recorded. Based upon the acquisition date fair values of the net assets acquired, goodwill of $29.8 million was recorded, all of which is expected to be tax deductable. Loans acquired include purchase credit impaired loans with a fair value of $48.1 million which have a contractual amount due of $55.6 million. These factors, purchase premium paid, holding company debt assumed and amount paid in excess of the loans fair value are the primary components of goodwill. Management is still in the process of obtaining information needed to finalize fair value estimates, particularly related to loans, and any adjustment to their fair value would also impact goodwill.

Pro Forma Results

The following schedule includes pro forma results for the periods ended December 31, 2011 and 2010 as if the Freestar acquisition has occurred as of the beginning of the periods presented after giving effect to certain adjustments. The un-audited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Freestar acquisition would have take place at the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations or financial condition.

(Dollar amounts in thousands, except per share data)	12/31/2011	12/31/2010
Net interest income	$116,534	$116,295
Non-interest income	39,412	34,684
Total revenue	155,946	150,979

Net Income	42,075	34,481
Earnings per share	$3.20	$2.63

No provision expense was included in either period for Freestar. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at acquisition date. A tax rate of 27.91% was used to adjust tax provision expense for the income statement impact in both periods. On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations  Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $14.5 million for losses and carrying expenses and currently carries a balance of $2.4 million in the indemnification asset. Included in the current balance is the estimate of $1.0 million for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2011.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at December 31, 2011and 2010, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	ASC 310-30	Non ASC 310-30		2011
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$6,875	$28,173	$—	$35,048
Foreclosed Assets	—	—	1,665	1,665
Total Covered Assets	$6,875	$28,173	$1,665	$36,713

	ASC 310-30	Non ASC 310-30		2010
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$10,948	$35,485	$—	$46,433
Foreclosed Assets	—	—	2,586	2,586
Total Covered Assets	$10,948	$35,485	$2,586	$49,019

The rollforward of the FDIC Indemnification asset is as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010
Beginning balance	$3,977	$12,124
Accretion	38	339
Net changes in losses and expenses added	(192)	4,570
Reimbursements from the FDIC	(1,439)	(13,056)
TOTAL	$2,384	$3,977

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At December 31, 2011, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $1.0 million allowance for credit losses related to these loans at December 31, 2011. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

7.    ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the year ended December 31, 2011.

Allowance for Loan Losses:			December 31,
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	3,708	2,571	1,199	(1,598)	5,880
Loans charged -off	(5,336)	(2,811)	(2,969)	—	(11,116)
Recoveries	938	95	1,108	—	2,141
Ending Balance	$12,119	$2,728	$3,889	$505	$19,241

* Provision before decrease of $125 thousand in 2011 for increase in FDIC indemnification asset

Changes in the allowance for loan losses are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2010	2009

Balance at beginning of year	$19,437	$16,280
Provision for loan losses *	10,862	11,870
Recoveries of loans previously charged off	4,511	2,948
Loans charged off	(12,474)	(11,661)
BALANCE AT END OF YEAR	$22,336	$19,437

* In 2010 the provision charged to expense was reduced by $1.7 million for the increase to the FDIC Indemnification asset.

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2011 and 2010:

Allowance for Loan Losses:	December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,071	$190	$—	$—	$3,261
Collectively evaluated for impairment	8,264	2,183	3,889	505	14,841
Acquired with deteriorated credit quality	784	355	—	—	1,139
BALANCE AT END OF YEAR	$12,119	$2,728	$3,889	$505	$19,241

Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$25,393	$2,213	$—	$27,606
Collectively evaluated for impairment	1,036,963	492,139	291,190	1,820,292
Acquired with deteriorated credit quality	43,389	12,986	11	56,386
BALANCE AT END OF YEAR	$1,105,745	$507,338	$291,201	$1,904,284

Allowance for Loan Losses:	December 31, 2010
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,893	$625	$—	$—	$4,518
Collectively evaluated for impairment	7,788	1,897	4,551	2,103	16,339
Acquired with deteriorated credit quality	1,128	351	—	—	1,479
BALANCE AT END OF YEAR	$12,809	$2,873	$4,551	$2,103	$22,336

Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$27,717	$2,770	$—	$30,487
Collectively evaluated for impairment	863,790	435,231	308,903	1,607,924
Acquired with deteriorated credit quality	9,938	1,113	15	11,066
BALANCE AT END OF YEAR	$901,445	$439,114	$308,918	$1,649,477

The following table presents loans individually evaluated for impairment by class of loan.

			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
December 31, 2011	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$1,929	$165	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	4,444	4,444	—	3,262	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	750	750	—	150	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	250	250	—	50	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,890	17,866	2,664	16,746	—	—
Farmland	891	891	49	360	—	—
Non Farm, Non Residential	4,816	4,816	957	8,717	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,517	1,517	66	1,671	—	—
Residential
First Liens	1,213	1,213	190	2,014	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	879	879	347	937	—	—
Multifamily	—	—	—	510	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$32,650	$32,626	$4,273	$36,346	$165	$—

Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
December 31, 2010	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$8,935	$8,993	$—
Farmland	—	—	—
Non Farm, Non Residential	2,955	2,955	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,933	10,996	1,508
Farmland	—	—	—
Non Farm, Non Residential	9,442	9,442	3,255
Agriculture	—	—	—
All Other Commercial	1,577	1,577	128
Residential
First Liens	1,910	1,910	533
Home Equity	—	—	—
Junior Liens	1,129	1,129	443
Multifamily	638	638	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$37,519	$37,640	$5,867

(Dollar amounts in thousands)	2010	2009
Average of impaired loans during the year	$27,772	$21,731
Interest income recognized during impairment	660	36
Cash-basis interest income recognized	57	19

The following table presents the recorded investment in nonperforming loans by class of loans.

	Loans Past			Loans Past
	Due Over			Due Over
	90 Day Still	December 31, 2011		90 Day Still	December 31, 2010
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$317	$12,590	$9,673	$1,462	$13,671	$11,677
Farmland	74	—	979	—	—	68
Non Farm, Non Residential	237	—	12,542	506	—	13,808
Agriculture	—	—	225	—	—	284
All Other Commercial	—	—	3,171	158	—	2,011
Residential
First Liens	1,150	3,856	7,398	971	2,605	6,141
Home Equity	8	—	—	45	—	—
Junior Liens	154	898	1,240	66	928	1,454
Multifamily	—	—	668	—	—	990
All Other Residential	136	—	171	—	—	150
Consumer
Motor Vehicle	77	—	294	91	—	259
All Other Consumer	4	—	1,741	4	—	1,675
TOTAL	$2,157	$17,344	$38,102	$3,303	$17,204	$38,517

Covered loans included in loans past due over 90 days still on accrual are $413 thousand at December 31, 2011 and $377 thousand at December 31, 2010. Covered loans included in non-accrual loans are $5.6 million at December 31, 2011 and $8.7 million at December 31, 2010. Covered loans of $5.0 million are deemed impaired at December 31, 2011 and have allowance for loan loss allocated to them of $1.0 million. On December 31, 2010 there were $4.3 million of covered loans deemed impaired that had an allowance for loan loss allocated to them of $1.3 million. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Four commercial loans totaling $631 thousand and four residential loan totaling $212 thousand were loans modified in 2011, and the modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications resulted in the permanent reduction of the recorded investment in the loan. The dollar amount of loans modified in trouble debt restructurings that subsequently defaulted and were charged off was insignificant to the allowance for loan losses.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to 10 years.

The Corporation has allocated $1.6 million and $657 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010.  The Corporation has not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2011	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,717	$740	$4,452	$7,909	$472,370	$480,279
Farmland	5	57	1,034	1,096	98,159	99,255
Non Farm, Non Residential	2,945	420	7,754	11,119	310,724	321,843
Agriculture	88	—	97	185	114,162	114,347
All Other Commercial	120	—	1,588	1,708	88,313	90,021
Residential
First Liens	11,435	2,016	5,316	18,767	340,269	359,036
Home Equity	175	62	8	245	44,939	45,184
Junior Liens	1,333	183	190	1,706	39,903	41,609
Multifamily	—	100	668	768	46,216	46,984
All Other Residential	128	—	136	264	14,261	14,525
Consumer
Motor Vehicle	3,450	563	77	4,090	260,102	264,192
All Other Consumer	174	48	5	227	26,782	27,009
TOTAL	$22,570	$4,189	$21,325	$48,084	$1,856,200	$1,904,284

			Greater
December 31, 2010	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,619	$882	$3,868	$7,369	$405,319	$412,688
Farmland	63	198	—	261	71,672	71,933
Non Farm, Non Residential	761	1,763	4,366	6,890	260,685	267,575
Agriculture	55	—	284	339	85,275	85,614
All Other Commercial	—	135	283	418	63,217	63,635
Residential
First Liens	5,405	1,649	3,793	10,847	310,722	321,569
Home Equity	78	11	45	134	38,638	38,772
Junior Liens	287	165	175	627	33,394	34,021
Multifamily	706	—	352	1,058	32,605	33,663
All Other Residential	144	—	—	144	10,945	11,089
Consumer
Motor Vehicle	2,994	378	91	3,463	279,029	282,492
All Other Consumer	138	23	6	167	26,259	26,426
TOTAL	$13,250	$5,204	$13,263	$31,717	$1,617,760	$1,649,477

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans.  As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$386,734	$25,343	$53,026	$7,128	$6,717	$478,948
Farmland	89,213	4,250	3,015	69	619	97,166
Non Farm, Non Residential	254,761	28,684	32,704	4,271	393	320,813
Agriculture	109,869	2,100	623	79	122	112,793
All Other Commercial	77,330	6,097	5,099	67	1,011	89,604
Residential
First Liens	113,234	5,175	19,895	1,318	218,118	357,740
Home Equity	13,613	520	671	19	30,278	45,101
Junior Liens	11,887	714	783	968	27,105	41,457
Multifamily	35,837	3,911	6,224	606	258	46,836
All Other Residential	4,658	445	53	—	9,310	14,466
Consumer
Motor Vehicle	12,988	330	501	59	249,018	262,896
All Other Consumer	6,120	57	141	12	20,491	26,821
TOTAL	$1,116,244	$77,626	$122,735	$14,596	$563,440	$1,894,641

December 31, 2010		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$311,258	$26,956	$63,334	$2,910	$6,977	$411,435
Farmland	66,920	1,535	1,691	68	109	70,323
Non Farm, Non Residential	208,847	29,399	24,579	3,364	544	266,733
Agriculture	82,275	602	1,008	284	154	84,323
All Other Commercial	52,704	6,188	2,799	468	1,134	63,293
Residential
First Liens	93,887	6,201	7,495	2,944	209,804	320,331
Home Equity	8,641	4,447	427	23	25,200	38,738
Junior Liens	4,796	107	1,733	167	27,090	33,893
Multifamily	22,678	8,516	1,255	990	127	33,566
All Other Residential	1,349	—	26	—	9,673	11,048
Consumer
Motor Vehicle	12,902	331	492	29	267,424	281,178
All Other Consumer	3,945	64	174	42	22,000	26,225
TOTAL	$870,202	$84,346	$105,013	$11,289	$570,236	$1,641,086

8.     PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010
Land	$9,415	$7,581
Building and leasehold improvements	45,665	42,367
Furniture and equipment	36,913	34,700
	91,993	84,648
Less accumulated depreciation	(51,888)	(49,957)
TOTAL	$40,105	$34,691

Aggregate depreciation expense was $2.84 million, $3.27 million and $3.25 million for 2011, 2010 and 2009, respectively.

9.     GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the second quarter of 2011 and 2010. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2011 and 2010 are as follows:

	2011		2010
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization

Customer list intangible	$4,055	$3,409	$4,055	$3,222
Core deposit intangible	8,600	4,104	6,546	3,231

	$12,655	$7,513	$10,601	$6,453

In late December 2010 Forrest Sherer, Inc. paid $609 thousand to acquire an insurance agency. The only identifiable asset purchased was a customer list intangible of $609.

In late December 2011 First Financial Bank paid $47.0 million to acquire Freestar Bank. The intangible assets purchased were the core deposit intangible of $2.1 million and goodwill of $29.8million.

Aggregate amortization expense was $1.06 million, $1.38 million and $950 thousand for 2011, 2010 and 2009, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2012	$1,356
2013	1,098
2014	799
2015	585
2016	444

10.     DEPOSITS:

Scheduled maturities of time deposits for the next five years are as follows:

2012	$432,778
2013	104,879
2014	108,718
2015	27,192
2016	21,529

11.     SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation’s short-term borrowings at December 31, 2011 and 2010 is presented below:

(Dollar amounts in thousands)	2011	2010
Federal funds purchased	$43,167	$3,310
Repurchase-agreements	56,855	28,936
Other short-term borrowings	—	1,860
	$100,022	$34,106

(Dollar amounts in thousands)	2011	2010
Average amount outstanding	$43,015	$39,753
Maximum amount outstanding at a month end	100,022	47,209
Average interest rate during year	0.44%	0.82%
Interest rate at year-end	0.10%	0.83%

Federal funds purchased are generally due in one day and bear interest at market rates. Other borrowings, primarily note payable—U.S. government, are due on demand, secured by a pledge of securities and bear interest at market rates. Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Corporation maintains possession of and control over these securities.

12.     OTHER BORROWINGS:

Other borrowings at December 31, 2011 and 2010 are summarized as follows:

(Dollar amounts in thousands)	2011	2010
FHLB advances	$140,231	$125,793
Junior subordinated debentures (variable rate) Maturing December 2037	6,196	—
TOTAL	$146,427	$125,793

The aggregate minimum annual retirements of other borrowings are as follows:

2012	$20,000
2013	61,162
2014	45,000
2015	2,000
2016	11,410
Thereafter	6,855
$146,427

The Corporation’s subsidiary banks are members of the Federal Home Loan Bank (FHLB) of Indianapolis and accordingly are permitted to obtain advances. The advances from the FHLB, aggregating $140.2 million, including $138.6 million at December 31, 2011contractually due and a purchase premium of 1.6 million, and $125.8 million at December 31, 2010, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 3.2% to 6.6% in 2011 and 3.1% to 6.6% in 2010. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $8.3 million at December 31, 2011, and $33.1 million at December 31, 2010, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $179.6 million at year end 2011. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

In 2011 First Financial Corporation acquired PNB Statutory Trust I in conjunction with its purchase and assumption of the assets and liabilities of Freestar Bank NA and assumption of certain liabilities of PNB Holding Company. First Financial guarantees payments of distributions on the trust preferred securities issued by PNB Statutory Trust I. PNB Statutory Trust I issued $6.0 million in preferred securities in December  2007. The fair value of these securities at acquisition was $6.2 million based upon the intended redemption at December 31, 2012. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 230 basis points, payable quarterly and maturing on December 31, 2037. Proceeds from the securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by PNB Statutory Trust I. First Financial may redeem the junior subordinated debentures and thereby cause redemption of the trust preferred securities in whole (or in part from time to time) on or after December 31, 2012.

13.     INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2011	2010	2009
Federal:
Currently payable	$11,872	$15,582	$8,721
Deferred	311	(4,850)	(1,574)
	12,183	10,732	7,147
State:
Currently payable	1,901	2,325	877
Deferred	313	(1,090)	(469)
	2,214	1,235	408
TOTAL	$14,397	$11,967	$7,555

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2011	2010	2009
Federal income taxes computed at the statutory rate	$18,057	$14,004	$10,596
Add (deduct) tax effect of:
Tax exempt income	(3,875)	(3,400)	(3,521)
ESOP dividend deduction	(1,085)	—	—
State tax, net of federal benefit	1,439	803	265
Affordable housing credits	(86)	—	—
Other, net	(53)	560	215
TOTAL	$14,397	$11,967	$7,555

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

(Dollar amounts in thousands)	2011	2010
Deferred tax assets:
Other than temporary impairment	$6,068	$5,995
Net unrealized losses on retirement plans	15,166	8,512
Loan losses provision	7,803	9,315
Deferred compensation	8,087	8,035
Compensated absences	759	723
Post-retirement benefits	2,016	1,971
Deferred loss on acquisition	187	—
Other	1,771	1,333
GROSS DEFERRED ASSETS	41,857	35,884

Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(8,493)	(2,589)
Depreciation	(1,830)	(1,578)
Federal Home Loan Bank stock dividends	—	(96)
Mortgage servicing rights	(763)	(827)
Pensions	(3,587)	(1,865)
Deferred gain on acquisition	—	(666)
Other	(1,055)	(2,260)
GROSS DEFERRED LIABILITIES	(15,728)	(9,881)
NET DEFERRED TAX ASSETS (LIABILITIES)	$26,129	$26,003

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2011	2010	2009
Balance at January 1	$901	$660	$549
Additions based on tax positions related to the current year	137	113	111
Additions based on tax positions related to prior years	—	181
Reductions due to the statute of limitations	(176)	(53)	—
Settlements	—	—	—
Balance at December 31	$862	$901	$660

Of this total, $862 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2011, 2010 and 2009 was an expense decrease of $18 and an increase of $43 and $9, respectively. The amount accrued for interest and penalties at December 31, 2011, 2010 and 2009 was $98, $116 and $73, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2008.

14.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include conditional commitments and commercial letters of credit. The financial instruments involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the financial statements. The Corporation’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is limited generally by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the consolidated financial statements.

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2011	2010
Home Equity	$58,057	$44,236
Commercial Operating Lines	247,337	203,991
Other Commitments	54,195	45,436
TOTAL	$359,589	$293,663

Commercial letters of credit	$5,346	$13,414

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

Derivatives: The Corporation enters into derivative instruments for the benefit of its customers. At the inception of a derivative contract, the Corporation designates the derivative as an instrument with no hedging designation (“standalone derivative”). Changes in the fair value of derivatives are reported currently in earnings as non-interest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income.

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $27.2 and $30.5 million at December 31, 2011 and 2010. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $2.4 million and $1.3 million at December 31, 2011 and 2010.

15.     RETIREMENT PLANS:

Substantially all employees of the Corporation are covered by a retirement program that consists of a defined benefit plan and an employee stock ownership plan (ESOP). Plan assets consist primarily of the Corporation’s stock and obligations of U.S. Government agencies. Benefits under the defined benefit plan are actuarially determined based on an employee’s service and compensation, as defined, and funded as necessary.

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation’s Board of Directors. The Corporation made contributions to the defined benefit plan of $7.11 million, $1.30 million and $1.20 million in 2011, 2010 and 2009. The Corporation contributed $1.56 million, $1.35 million and $971 thousand to the ESOP in 2011, 2010 and 2009.

The Corporation uses a measurement date of December 31, 2011.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2011	2010	2009
Service cost - benefits earned	$3,542	$3,093	$3,100
Interest cost on projected benefit obligation	3,688	3,313	3,296
Expected return on plan assets	(4,003)	(3,400)	(3,857)
Net amortization and deferral	1,152	964	625
Net periodic pension cost	4,379	3,970	3,164

Net loss (gain) during the period	17,868	4,466	4,762
Amortization of prior service cost	(166)	18	29
Amortization of unrecognized gain (loss)	(986)	(982)	(353)
Total recognized in other comprehensive income (loss)	16,716	3,502	4,438
Total recognized net periodic pension cost and other comprehensive income	$21,095	$7,472	$7,602

The estimated net loss and prior service costs for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.3 million and $166 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation’s retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$67,006	$55,914
Service cost	3,542	3,093
Interest cost	3,688	3,313
Amendment	—	2,315
Actuarial (gain) loss	12,689	4,820
Benefits paid	(2,017)	(2,449)
Benefit obligation at December 31	84,908	67,006

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	48,464	42,199
Actual return on plan assets	(1,176)	6,070
Employer contributions	8,664	2,644
Benefits paid	(2,017)	(2,449)
Fair value of plan assets at December 31	53,935	48,464

Funded status at December 31 (plan assets less benefit obligation)	$(30,973)	$(18,542)

Amounts recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of:

(Dollar amounts in thousands)	2011	2010
Net loss (gain)	$17,867	$19,164
Prior service cost (credit)	166	2,259
	$18,033	$21,423

The accumulated benefit obligation for the defined benefit pension plan was $73,560 and $55,304 at year-end 2011 and 2010.

	2011	2010
Principal assumptions used:
Discount rate	4.40%	5.54%
Rate of increase in compensation levels	3.50	3.75
Expected long-term rate of return on plan assets	6.00	8.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation’s pension plan weighted-average asset allocation for the years 2011 and 2010 by asset category are as follows:

			Pension		ESOP
	Pension Plan	ESOP	Pecentage of Plan		Pecentage of Plan
	Target Allocation	Target Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2012	2012	2011	2010	2011	2010
Equity securities	61-63%	99-100%	49%	64%	99%	100%
Debt securities	33-36%	0-0	36%	33%	0%	0%
Other	1-6%	0-1	15%	3%	1%	0%
TOTAL			100%	100%	100%	100%

Fair Value of Plan Assets — Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Corporation used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity, Debt, Investment Funds and Other Securities — The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

The fair value of the plan assets at December 31, 2011 and 2010, by asset category, is as follows:

		Fair Value Measurments at
		December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Obsevable	Obsevable
	Carrying	Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$40,475	$40,475	$—	$—
Debt securities	8,566	—	8,566	—
Investment Funds	4,894	4,894	—	—
Total plan assets	$53,935	$45,369	$8,566	$—

		Fair Value Measurments at
		December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Obsevable	Obsevable
	Carrying	Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$41,405	$41,405	$—	$—
Debt securities	5,504	—	5,504	—
Investment Funds	1,555	1,555	—	—
Total plan assets	$48,464	$42,960	$5,504	$—

The investment objective for the retirement program is to maximize total return without exposure to undue risk. Asset allocation favors equities, with a target allocation of approximately 88%. This target includes the Corporation’s ESOP, which is 100% invested in corporate stock. Other investment allocations include fixed income securities and cash.

The plan is prohibited from investing in the following: private placement equity and debt transactions; letter stock and uncovered options; short-sale margin transactions and other specialized investment activity; and fixed income or interest rate futures. All other investments not prohibited by the plan are permitted.

Equity securities include First Financial Corporation common stock in the amount of $28.3 million (53 percent of total plan assets) and $29.7 million (61 percent of total plan assets) at December 31, 2011 and 2010, respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $3.8 million to its pension plan and $1.5 million to its ESOP in 2012.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2012	$2,893
2013	2,984
2014	3,341
2015	3,599
2016	3,859
2017-2021	22,075

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan’s participants who are also participants in the Corporation’s defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation’s tax qualified defined benefit pension plan. Expenses related to the plan were $200 thousand in 2011 and $241 thousand in 2010. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2011	2010	2009
Net loss (gain) during the period	$486	$(90)	$—
Amortization of prior service cost	(74)	(74)	(74)
Amortization of unrecognized gain (loss)	39	66	(37)
Total recognized in other comprehensive income (loss)	$451	$(98)	$(111)

The Corporation has $2.0 million and $1.3 million recognized in the balance sheet as a liability at December 31, 2011 and 2010. Amounts in accumulated other comprehensive income consist of $355 thousand net loss at December 31, 2011 and $170 thousand net gain and $74 thousand in prior service cost at December 31, 2010. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $79 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

SERP BENEFITS
(Dollar amounts on thousands)
2012	$158
2013	156
2014	155
2015	153
2016	152
2017-2021	721

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2011 and 2010 are as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$4,500	$4,425
Service cost	61	63
Interest cost	194	218
Plan participants’ contributions	62	67
Actuarial (gain) loss	(472)	—
Benefits paid	(288)	(273)
Benefit obligation at December 31	$4,057	$4,500

Funded status at December 31	$4,057	$4,500

Amounts recognized in accumulated other comprehensive income consist of a net loss of $91 thousand and $120 thousand in transition obligation at December 31, 2011 and $575 thousand net loss and $180 thousand in transition obligation at December 31, 2010. The post-retirement benefits paid in 2011 and 2010 of $288 thousand and $273 thousand, respectively, were fully funded by company and participant contributions.

The estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $60 thousand.

Weighted average assumptions at December 31:

	December 31,
	2011	2010
Discount rate	4.40%	5.54%
Initial weighted health care cost trend rate	7.50	7.50
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2015	2014

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009
Service cost	$59	$64	$70
Interest cost	194	218	240
Amortization of transition obligation	60	60	60
Recognized actuarial loss	—	12	—
Net periodic benefit cost	$313	$354	$370

Net loss (gain) during the period	$(469)	$—	$—
Amortization of prior service cost	(60)	(60)	(60)
Amortization of unrecognized gain (loss)		(153)	(110)
Total recognized in other comprehensive income (loss)	$(529)	$(213)	$(170)
Total recognized net periodic benefit cost and other comprehensive income	$(216)	$141	$200

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$46	$(42)
Effect on post-retirement benefit obligation	2	(2)

Contributions — The Corporation expects to contribute $255 thousand to its other post-retirement benefit plan in 2012.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

Post-Retirement Medical Benefits
(Dollar amounts in thousands)
2012	$255
2013	250
2014	254
2015	263
2016	270
2017-2021	1,299

16.     OTHER COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
(Dollar amounts in thousands)	2011	2010	2009
Unrealized holding gains and (losses) on securities available-for-sale	$11,441	$(6,291)	$9,950
Change in unrealized gains (losses) on securities available-for-sale for which a portion of OTTI has been recognized in earnings	$3,216	$4,101	$(2,599)
Reclassification adjustments for (gains) and losses later recognized in income	104	2,939	10,765

Net unrealized gains and (losses)	14,761	749	18,116
Tax effect	(5,904)	(300)	(7,247)
Other comprehensive income (loss)	$8,857	$449	$10,869

Unrecognized gains and (losses) on benefit plans	$(17,885)	$(4,376)	$(4,762)
Amortization of prior service cost included in net periodic pension cost	300	116	105
Amortization of unrecognized gains (losses) included in net periodic pension cost	947	1,069	500
Benefit plans, net	(16,638)	(3,191)	(4,157)
Tax Effect	6,656	1,277	1,663
Other comprehensive income (loss)	$(9,982)	$(1,914)	$(2,494)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	12/31/2010	Change	12/31/2011
Unrealized gains (losses) on securities available-for-sale	$3,883	$8,857	$12,740
Unrealized loss on retirement plans	(13,252)	(9,982)	(23,234)
TOTAL	$(9,369)	$(1,125)	$(10,494)

17.     REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

Further, the Corporation’s primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2011, approximately $45.3 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2011 and 2010, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks’ category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2011 and 2010.

					To Be Well Capitalized
			For Capital		Under Promt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation — 2011	$334,414	15.08%	$177,420	8.00%	N/A	N/A
Corporation — 2010	$341,965	17.82%	$153,497	8.00%	N/A	N/A
First Financial Bank — 2011	315,676	14.71%	171,669	8.00%	214,586	10.00%
First Financial Bank — 2010	320,247	17.29%	148,185	8.00%	185,231	10.00%

Tier I risk-based capital
Corporation — 2011	$315,173	14.21%	$88,710	4.00%	N/A	N/A
Corporation — 2010	$319,629	16.66%	$76,748	4.00%	N/A	N/A
First Financial Bank — 2011	299,578	13.96%	85,835	4.00%	128,752	6.00%
First Financial Bank — 2010	301,232	16.26%	74,093	4.00%	111,139	6.00%

Tier I leverage capital
Corporation — 2011	$315,173	12.73%	$98,999	4.00%	N/A	N/A
Corporation — 2010	$319,629	12.68%	$100,847	4.00%	N/A	N/A
First Financial Bank — 2011	299,578	12.51%	95,791	4.00%	119,739	5.00%
First Financial Bank — 2010	301,232	12.37%	97,420	4.00%	121,776	5.00%

18.     PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2011 and 2010, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2011, are as follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands)	2011	2010
ASSETS
Cash deposits in affiliated banks	$8,548	$9,269
Investments in subsidiaries	348,826	317,415
Land and headquarters building, net	5,004	5,174
Other	3,017	2,980
Total Assets	$365,395	$334,838
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Borrowings	$6,196	$—
Dividends payable	6,203	6,050
Other liabilities	6,035	7,071
TOTAL LIABILITIES	18,434	13,121

Shareholders’ Equity	346,961	321,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$365,395	$334,838

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009
Dividends from subsidiaries	$11,400	$16,400	$14,300
Other income	643	1,279	816
Interest on borrowings	—	(70)	(121)
Other operating expenses	(3,616)	(4,314)	(3,462)
Income before income taxes and equity in undistributed earnings of subsidiaries	8,427	13,295	11,533
Income tax benefit	2,311	1,248	1,092
Income before equity in undistributed earnings of subsidiaries	10,738	14,543	12,625
Equity in undistributed earnings of subsidiaries	26,457	13,501	10,095
Net income	$37,195	$28,044	$22,720

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,195	$28,044	$22,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	262	250
Equity in undistributed earnings	(26,457)	(13,501)	(10,095)
Contribution of shares to ESOP	1,558	1,347	971
Securities impairment loss recognized in earnings	110	549	—
Securities (gains) losses	(2)	(1,048)	—
Increase (decrease) in other liabilities	(1,114)	655	(167)
(Increase) decrease in other assets	24	(832)	638
NET CASH FROM OPERATING ACTIVITIES	11,491	15,476	14,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	25	4,999	—
Purchase of investment securities	—	(12)	(19)
Purchase of furniture and fixtures	(6)	(13)	(21)
NET CASH FROM INVESTING ACTIVITIES	19	4,974	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on borrowings	—	(7,636)	—
Purchase of treasury stock	—	(610)	(616)
Dividends paid	(12,231)	(11,940)	(11,806)
NET CASH FROM FINANCING ACTIVITES	(12,231)	(20,186)	(12,422)
NET (DECREASE) INCREASE IN CASH	(721)	264	1,855
CASH, BEGINNING OF YEAR	9,269	9,005	7,150
CASH, END OF YEAR	$8,548	$9,269	$9,005

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$87	$124
Income taxes	$16,565	$15,713	$13,485

19.     SELECTED QUARTERLY DATA (UNAUDITED):

	2011
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$29,291	$4,536	$24,755	$1,182	$8,803	$0.67
June 30	$29,495	$4,336	$25,159	$1,352	$8,417	$0.64
September 30	$29,150	$4,246	$24,904	$1,360	$9,814	$0.75
December 31	$28,405	$4,029	$24,376	$1,861	$10,161	$0.77

	2010
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$31,192	$7,911	$23,281	$2,430	$5,686	$0.43
June 30	$30,980	$6,899	$24,081	$2,190	$7,713	$0.59
September 30	$31,186	$6,533	$24,653	$2,390	$6,293	$0.48
December 31	$30,224	$5,623	$24,601	$2,190	$8,352	$0.64

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and Chief Financial Officer (“CFO”), who serves as our principal financial officer, of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective and designed to ensure that the information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2011that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

“Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are included in Item 8 hereof and incorporated by reference.

ITEM 9B.       OTHER INFORMATION           The Corporation established the compensation to be paid to Directors for the year 2012 on February 7, 2012. These amounts are set forth on Exhibit 10.3 to this Form 10-K.

The Corporation established the compensation to be paid to Named Executive Officers for the year 2012 on November 15, 2011. These amounts are set forth on Exhibit 10.4 to this Form 10-K.

Effective December 1, 2011, the Corporation and the Bank (collectively, the “Employers”), entered into a new employment agreement (the “Agreement”) with Norman L. Lowery, Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank.  The Agreement supersedes the employment agreement dated December 1, 2010 between the Employers and Mr. Lowery.

Under the terms of the Agreement, the Employers have agreed to employ Mr. Lowery for an initial term of thirty-six (36) months in his current position as Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank.

Under the Agreement, Mr. Lowery is entitled to an annual base salary of $585,826, which may be increased from time to time as determined by the boards of directors of the Employers, and is entitled to participate in other bonus and fringe benefit plans available to other executive officers or employees of the Employers generally.

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

The foregoing description is a summary only and is qualified in its entirety by the full text of the Agreement, which is filed as Exhibit 10.01 to the Corporations Form 8-K filed February 23, 2012.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	0	0	700,000
Equity compensation plans not approved by security holders (3)	0	0	0
Total	0	0	700,000

(1)          Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)          Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)          The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2011 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(a)	(2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(a)	(3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed July 27, 2009.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2011 incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 23, 2012.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2012 Schedule of Director Compensation
10.4*	2012 Schedule of Named Executive Officer Compensation
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)               Exhibits-Filed Exhibits to (a) (3) listed above are attached to this report.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith	March 15, 2012
Donald E. Smith, President and Director

/s/ Rodger a. McHargue	March 15, 2012
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 15, 2012
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 15, 2012
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 15, 2012
Thomas T. Dinkel, Director

/s/ Anton H. George	March 15, 2012
Anton H. George, Director

/s/ Gregory L. Gibson	March 15, 2012
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 15, 2012
Norman L. Lowery, Vice Chairman, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 15, 2012
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 15, 2012
Virginia L. Smith, Director

/s/ William J. Voges	March 15, 2012
William J. Voges, Director

/s/ William R. Krieble	March 15, 2012
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

10.3	2011 Schedule of Director Compensation

10.4	2011 Schedule of Named Executive Officers Compensation

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.