Form 10-Q
period 2012-03-31
FIRST FINANCIAL CORP /IN/
filed 2012-05-10
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

As of May 7, 2012, the registrant had outstanding 13,237,523 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$62,977	$134,280
Federal funds sold	108,128	11,725
Securities available-for-sale	664,660	666,287
Loans:
Commercial	1,065,735	1,099,324
Residential	500,927	505,600
Consumer	283,529	289,717
	1,850,191	1,894,641
Less:
Unearned Income	(995)	(962)
Allowance for loan losses	(18,312)	(19,241)
	1,830,884	1,874,438
Restricted Stock	21,110	22,282
Accrued interest receivable	11,693	12,947
Premises and equipment, net	40,624	40,105
Bank-owned life insurance	75,018	82,646
Goodwill	36,897	36,897
Other intangible assets	4,784	5,142
Other real estate owned	7,161	4,964
FDIC Indemnification Asset	1,802	2,384
Other assets	56,482	59,964
TOTAL ASSETS	$2,922,220	$2,954,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$452,903	$435,236
Interest-bearing:
Certificates of deposit of $100 or more	228,527	242,001
Other interest-bearing deposits	1,598,181	1,597,262
	2,279,611	2,274,499
Short-term borrowings	64,969	100,022
Other borrowings	146,269	146,427
Other liabilities	76,434	86,152
TOTAL LIABILITIES	2,567,283	2,607,100

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,490,609 in 2012 and 14,450,966 in 2011
Outstanding shares-13,237,523 in 2012 and 13,197,880 in 2011	1,807	1,806
Additional paid-in capital	69,448	69,328
Retained earnings	325,573	318,130
Accumulated other comprehensive income (loss)	(10,082)	(10,494)
Less: Treasury shares at cost-1,253,086 in 2012 and 2011	(31,809)	(31,809)

TOTAL SHAREHOLDERS’ EQUITY	354,937	346,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,922,220	$2,954,061

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$25,198	$22,956
Securities:
Taxable	3,523	4,195
Tax-exempt	1,805	1,664
Other	623	476
TOTAL INTEREST INCOME	31,149	29,291

INTEREST EXPENSE:
Deposits	2,664	3,283
Short-term borrowings	46	54
Other borrowings	1,274	1,199
TOTAL INTEREST EXPENSE	3,984	4,536

NET INTEREST INCOME	27,165	24,755

Provision for loan losses	2,956	1,182

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,209	23,573

NON-INTEREST INCOME:
Trust and financial services	1,480	1,337
Service charges and fees on deposit accounts	2,204	2,149
Other service charges and fees	2,455	1,989
Securities gains/(losses), net	(4)	3
Insurance commissions	1,891	1,720
Gain on sales of mortgage loans	925	337
Other	560	767
TOTAL NON-INTEREST INCOME	9,511	8,302

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,419	11,438
Occupancy expense	1,417	1,250
Equipment expense	1,282	1,134
FDIC Insurance	428	743
Other	5,874	4,385
TOTAL NON-INTEREST EXPENSE	23,420	18,950
INCOME BEFORE INCOME TAXES	10,300	12,925
Provision for income taxes	2,857	4,122
NET INCOME	7,443	8,803
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications	70	6,348
Tax effect	(28)	(2,539)
	42	3,809
Change in funded status of post retirement benefits	617	505
Tax effect	(247)	(202)
	370	303
TOTAL OTHER COMPREHENSIVE INCOME	412	4,112
COMPREHENSIVE INCOME	$7,855	$12,915
EARNINGS PER SHARE:
BASIC AND DILUTED	$0.56	$0.67
Weighted average number of shares outstanding (in thousands)	13,223	13,152

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2012, and 2011

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accoumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717

Net income	—	—	8,803	—	—	8,803
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	3,809	—	3,809
Change in funded status of retirement plans	—	—	—	303	—	303

Balance, March 31, 2011	$1,806	$68,944	$302,122	$(5,257)	$(32,983)	$334,632

Balance, January 1, 2012	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961

Net income	—	—	7,443	—	—	7,443
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	42	—	42
Change in funded status of retirement plans	—	—	—	370	—	370
Omnibus Equity Incentive Plan	1	120	—	—		121

Balance, March 31, 2012	$1,807	$69,448	$325,573	$(10,082)	$(31,809)	$354,937

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$7,443	$8,803
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	827	(68)
Provision for loan losses	2,956	1,182
Securities (gains) losses	4	(3)
Restricted stock compensation	121	—
(Gain) loss on sale of other real estate	5	7
Depreciation and amortization	1,193	1,091
Other, net	10,183	2,820
NET CASH FROM OPERATING ACTIVITIES	22,732	13,832

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	4,553	25
Calls, maturities and principal reductions on securities available-for-sale	26,665	41,092
Purchases of securities available-for-sale	(30,510)	(75,065)
Loans made to customers, net of repayment	37,836	26,995
Proceeds from sales of other real estate owned	525	1,125
Redemption of retricted stock	1,172	—
Net change in federal funds sold	(96,403)	(51,712)
Additions to premises and equipment	(1,354)	(316)
NET CASH FROM INVESTING ACTIVITIES	(57,516)	(57,856)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	4,737	40,459
Net change in short-term borrowings	(35,053)	(3,317)
Dividends paid	(6,203)	(6,050)
NET CASH FROM FINANCING ACTIVITIES	(36,519)	31,092

NET CHANGE IN CASH AND CASH EQUIVALENTS	(71,303)	(12,932)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,280	58,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,977	$45,579

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2012 and 2011 consolidated financial statements are unaudited.  The December 31, 2011 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 10-K.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2012, 39,643 shares were awarded. These shares had a grant date value of $1.4 million, vest over three years and their grant in not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2. Allowance for Loan Losses

The following tables presents the activity of the allowance for loan losses by portfolio segment at March 31.

Allowance for Loan Losses:	March 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	997	683	319	461	2,460
Loans charged -off	(1,858)	(1,336)	(783)	—	(3,977)
Recoveries	190	17	381	—	588
Ending Balance	$11,448	$2,092	$3,806	$966	$18,312

* Provision before increase of $496 thousand in 2012 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	March 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	689	687	(210)	198	1,364
Loans charged -off	(1,061)	(363)	(768)	—	(2,192)
Recoveries	99	54	481	—	634
Ending Balance	$12,536	$3,251	$4,054	$2,301	$22,142

* Provision before decrease of $182 thousand in 2011 for increase in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2012 and December 31, 2011.

Ending Balance Attributable to Loans:	March 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	2,706	190	—	—	2,896
Collectively evaluated for impairment	8,348	1,894	3,806	966	15,014
Acquired with deteriorated credit quality	394	8	—	—	402
Ending Balance	$11,448	$2,092	$3,806	$966	$18,312

Loans:	March 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	21,681	1,213	—	22,894
Collectively evaluated for impairment	1,010,660	489,681	284,366	1,784,707
Acquired with deteriorated credit quality	39,253	11,638	10	50,901
Ending Balance	$1,071,594	$502,532	$284,376	$1,858,502

Allowance for Loan Losses:	December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,071	190	—	—	3,261
Collectively evaluated for impairment	8,264	2,183	3,889	505	14,841
Acquired with deteriorated credit quality	784	355	—	—	1,139
Ending Balance	$12,119	$2,728	$3,889	$505	$19,241

Loans	December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	25,393	2,213	—	27,606
Collectively evaluated for impairment	1,036,963	492,139	291,190	1,820,292
Acquired with deteriorated credit quality	43,389	12,986	11	56,386
Ending Balance	$1,105,745	$507,338	$291,201	$1,904,284

The following tables present loans individually evaluated for impairment by class of loans.

	March 31, 2012
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,975	1,975	—	3,210	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	375	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	125	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	17,920	17,874	2,687	17,870	—	—
Commercial & Industrial	891	891	49	891	—	—
Farmland	2,709	2,709	182	3,763	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	1,457	1,456	74	1,487	—	—
All Other Commercial
Residential	1,213	1,213	190	1,213	—	—
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	440	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential
Consumer	—	—	—	—	—	—
Motor Vehicle	—	—	—	—	—	—
All Other Consumer
TOTAL	$26,165	$26,118	$3,182	$29,374	$—	$—

	December 31, 2011
			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$1,929	$165	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	4,444	4,444	—	3,262	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	750	750	—	150	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	250	250	—	50	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,890	17,866	2,664	16,746	—	—
Farmland	891	891	49	360	—	—
Non Farm, Non Residential	4,816	4,816	957	8,717	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,517	1,517	66	1,671	—	—
Residential
First Liens	1,213	1,213	190	2,014	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	879	879	347	937	—	—
Multifamily	—	—	—	510	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$32,650	$32,626	$4,273	$36,346	$165	$—

The table below presents non-performing loans.

	March 31, 2012
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$639	$12,512	$10,854
Farmland	786	—	910
Non Farm, Non Residential	340	—	8,541
Agriculture	—	—	139
All Other Commercial	109	—	3,377
Residential
First Liens	1,005	3,798	7,780
Home Equity	75	—	—
Junior Liens	337	4	483
Multifamily	—	—	3,244
All Other Residential	—	—	479
Consumer
Motor Vehicle	113	—	265
All Other Consumer	—	—	1,615
TOTAL	$3,404	$16,314	$37,687

	December 31, 2011
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$317	$12,590	$9,673
Farmland	74	—	979
Non Farm, Non Residential	237	—	12,542
Agriculture	—	—	225
All Other Commercial	—	—	3,171
Residential
First Liens	1,150	3,856	7,398
Home Equity	8	—	—
Junior Liens	154	898	1,240
Multifamily	—	—	668
All Other Residential	136	—	171
Consumer
Motor Vehicle	77	—	294
All Other Consumer	4	—	1,741
TOTAL	$2,157	$17,344	$38,102

Covered loans included in loans past due over 90 days still on accrual are $559 thousand at March 31, 2012 and $413 thousand at December 31, 2011. Covered loans included in non-accrual loans are $4.6 million at March 31, 2012 and $5.6 million at December 31, 2011. Covered loans of $3.2 million at March 31, 2012 and $5.0 million at December 31, 2011 are deemed impaired and have allowance for loan loss allocated to them of $0.3 million and $1.0 million, respectively for March 31, 2012 and December 31, 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2012
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,282	$1,179	$4,703	$8,164	$463,222	$471,386
Farmland	152	229	1,677	2,058	91,963	94,021
Non Farm, Non Residential	2,607	3,480	3,157	9,244	306,605	315,849
Agriculture	297	14	16	327	94,269	94,596
All Other Commercial	3,303	18	1,630	4,951	90,791	95,742
Residential
First Liens	5,723	1,240	4,574	11,537	343,052	354,589
Home Equity	166	—	75	241	42,954	43,195
Junior Liens	486	258	373	1,117	39,305	40,422
Multifamily	—	—	62	62	51,587	51,649
All Other Residential	—	—	—	—	12,677	12,677
Consumer
Motor Vehicle	1,542	129	113	1,784	256,629	258,413
All Other Consumer	118	2	14	134	25,829	25,963
TOTAL	$16,676	$6,549	$16,394	$39,619	$1,818,883	$1,858,502

	December 31, 2011
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,717	$740	$4,452	$7,909	$472,370	$480,279
Farmland	5	57	1,034	1,096	98,158	99,254
Non Farm, Non Residential	2,945	420	7,754	11,120	310,724	321,844
Agriculture	88	—	97	185	114,162	114,347
All Other Commercial	120	—	1,588	1,708	88,313	90,021
Residential
First Liens	11,435	2,016	5,316	18,767	340,269	359,036
Home Equity	175	62	8	245	44,939	45,184
Junior Liens	1,333	183	190	1,706	39,903	41,609
Multifamily	—	100	668	768	46,216	46,984
All Other Residential	128	—	136	264	14,261	14,525
Consumer
Motor Vehicle	3,450	563	77	4,090	260,102	264,192
All Other Consumer	174	48	5	227	26,782	27,009
TOTAL	$22,570	$4,189	$21,325	$48,085	$1,856,199	$1,904,284

The Corporation has allocated $1.1 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011.  The Corporation has not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. There were $162 thousand of modifications in the quarter ended March 31, 2012 that were troubled debt restructurings and the resulting impact to the allowance for loan losses was not material.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2012
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$386,325	$23,347	$49,423	$6,934	$4,074	$470,103
Farmland	86,164	2,962	2,953	—	645	92,724
Non Farm, Non Residential	255,134	26,252	31,794	914	704	314,798
Agriculture	89,859	2,429	961	—	96	93,345
All Other Commercial	83,126	2,650	7,392	791	1,309	95,268
Residential
First Liens	109,106	5,111	19,299	724	219,161	353,401
Home Equity	12,876	333	882	27	28,997	43,115
Junior Liens	12,023	553	941	74	26,676	40,267
Multifamily	41,170	3,870	2,982	3,198	293	51,513
All Other Residential	4,455	260	346	—	7,570	12,631
Consumer
Motor Vehicle	12,819	248	460	54	243,649	257,230
All Other Consumer	5,892	50	132	11	19,711	25,796
TOTAL	$1,098,949	$68,065	$117,565	$12,727	$552,885	$1,850,191

	December 31, 2011
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$386,734	$25,343	$53,026	$7,128	$6,717	$478,948
Farmland	89,213	4,250	3,015	69	619	97,166
Non Farm, Non Residential	254,761	28,684	32,704	4,271	393	320,813
Agriculture	109,869	2,100	623	79	122	112,793
All Other Commercial	77,330	6,097	5,099	67	1,011	89,604
Residential
First Liens	113,234	5,175	19,895	1,318	218,118	357,740
Home Equity	13,613	520	671	19	30,278	45,101
Junior Liens	11,887	714	783	968	27,105	41,457
Multifamily	35,837	3,911	6,224	606	258	46,836
All Other Residential	4,658	445	53	—	9,310	14,466
Consumer
Motor Vehicle	12,988	330	501	59	249,018	262,896
All Other Consumer	6,120	57	141	12	20,491	26,821
TOTAL	$1,116,244	$77,626	$122,735	$14,596	$563,440	$1,894,641

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below.  All securities are classified as available-for-sale.

	(000’s)
	March 31, 2012
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities and entity mortgage-backed securities	$1,902	$35	$—	$1,937
Mortgage Backed Securities-residential	292,696	15,347	(179)	307,864
Mortgage Backed Securities-commercial	53	1	—	54
Collateralized mortgage obligations	148,522	3,608	(58)	152,072
State and municipal	184,866	11,467	(239)	196,094
Collateralized debt obligations	13,721	184	(9,419)	4,486
Equities	1,596	557	—	2,153
TOTAL	$643,356	$31,199	$(9,895)	$664,660

	December 31, 2011
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities and entity mortgage-backed securities	$3,979	$34	$—	$4,013
Mortgage Backed Securities-residential	296,646	15,142	—	311,788
Mortgage Backed Securities-commercial	98	3	—	101
Collateralized mortgage obligations	144,850	3,097	—	147,947
State and municipal	183,854	11,738	(11)	195,581
Collateralized debt obligations	14,031	150	(9,410)	4,771
Equities	1,596	490	—	2,086
TOTAL	$645,054	$30,654	$(9,421)	$666,287

Contractual maturities of debt securities at March 31, 2012 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,773	$6,889
Due after one but within five years	42,223	44,190
Due after five but within ten years	90,003	94,350
Due after ten years	210,012	209,160
	349,011	354,589
Mortgage-backed securities and equities	294,345	310,071
TOTAL	$643,356	$664,660

There were $4 thousand in losses and no gains realized by the Corporation on investment sales for the three months ended March 31, 2012. There were $3 thousand in gains and no losses realized by the Corporation on investment sales for the three months ended March 31, 2011.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$22,472	$(179)	$—	$—	$22,472	$(179)
Collateralized mortgage obligations	8,936.00	(58)	—	—	8,936	(58)
State and municipal obligations	18,523	(239)	—	—	18,523	(239)
Collateralized Debt Obligations	—	—	3,310	(9,419)	3,310	(9,419)
Total temporarily impaired securities	$49,931	$(476)	$3,310	$(9,419)	$53,241	$(9,895)

	December 31, 2011
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$1,110	$(11)	$—	$—	$1,110	$(11)
Collateralized Debt Obligations	—	—	3,603	(9,410)	3,603	(9,410)
Total temporarily impaired securities	$1,110	$(11)	$3,603	$(9,410)	$4,713	$(9,421)

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

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC 325 model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Gross unrealized losses on investment securities were $9.9 million as of March 31, 2012 and $9.4 million as of December 31, 2011. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.  Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that four of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first quarter of 2012. Those four CDO’s have a contractual balance of $28.3 million at March 31, 2012 which has been reduced to $3.8 million by $0.6 million of interest payments received, $15.1 million of cumulative OTTI charges recorded through earnings to date, and $8.8 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at March 31, 2012 from 28% to 87%. The OTTI recorded in other comprehensive income represents OTTI due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks.  This CDO with an amortized cost of $1.0 million and a fair value of $0.7 million is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 11.03 to 30.65 while Moody Investor Service pricing ranges from 0.57 to 84.56, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2012	2011
Beginning balance	$15,180	$15,070
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—	0
Ending balance	$15,180	$15,070

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

The fair value of most securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in bank equities and state and municipal securities. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts. The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized debt obligations are probabilities of specific-issuer default and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in significantly lower fair value measurement. Conversely, decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a higher fair value measurement.  The fair value of certain investments in bank equities is based on the prices of recent stock trades and is considered Level 3 because these stocks are not publicly traded. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement.  Conversely, significantly lower credit spreads would result in a significantly higher fair value measurements.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponsored entities and entity mortgage-backed securities	$—	$1,937	$—	$1,937
Mortgage Backed Securities-residential	—	307,864	—	307,864
Mortgage Backed Securities-commercial	—	$54	—	54
Collateralized mortgage obligations	—	152,072	—	152,072
State and municipal	—	186,569	9,525	196,094
Collateralized debt obligations	—	—	4,486	4,486
Equities	442	—	1,711	2,153
TOTAL	$442	$648,496	$15,722	$664,660
Derivitive Assets		2,265
Derivitive Liabilities		(2,265)

	December 31, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government sponsored entities and entity mortgage-backed securities	$—	$4,013	$—	$4,013
Mortgage Backed Securities-residential	—	311,788	—	311,788
Mortgage Backed Securities-commercial	—	$101	—	101
Collateralized mortgage obligations	—	147,947	—	147,947
State and municipal	—	186,056	9,525	195,581
Collateralized debt obligations	—	—	4,771	4,771
Equities	375	—	1,711	2,086
TOTAL	$375	$649,905	$16,007	$666,287
Derivitive Assets		2,447
Derivitive Liabilities		(2,447)

There were no transfer between Level 1 and Level 2 during 2012 and 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and December 31, 2011.

		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	(285)	(285)
Transfers & Purchases	—	—	—	—
Settlements	—	—	—	—
Ending balance, March 31	$1,711	$9,525	$4,486	$15,722

		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,518	$—	$2,190	$3,708
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	193	—	2,581	2,774
Transfers & Purchases	—	9,672	—	9,672
Settlements	—	(147)	—	(147)
Ending balance, December 31	$1,711	$9,525	$4,771	$16,007

During 2011 a portion of the Corporation’s municipals with a fair value of $9.7 million were transferred from Level 2 to Level 3 because of a lack of observable market data for these investments.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Equities	$1,711	Recent stock trades	Not publicly traded	$78.12

State and municipal obligations	9,525	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	0%
Collateralized debt obligations	4,486	Discounted cash flow	Constant prepayment rate	1%
			Expected asset default	7.67%-22.27%
			Expected recoveries	15%

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $22.9 million, net of a valuation allowance of $3.2 million at March 31, 2012. At December 31, 2011 impaired loans valued at Level 3 were carried at a fair value of $28.4 million, net of a valuation allowance of $4.3 million. The impact to the provision for loan losses was $(662) thousand for the three months ended March 31, 2012, and was $3.3 million for the year ended December 31, 2011. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider selling costs and the age of the appraisal. These discounts range from 5% to20% for costs to sell and marketability. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties. One impaired loan has an estimated fair value of $6.2 million. The collateral securing this loan is a hotel and was appraised based on income and sales comparison approaches. Given the current distressed market, it was difficult for the appraiser to identify recent and relevant comparable sales, therefore the value was based predominantly on the income method which applied a 9.5% capitalization rate to projected net operating income.

The following tables presents loans identified as impaired by class of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,920	$2,687	$15,233
Farmland	891	49	842
Non Farm, Non Residential	4,684	182	4,502
Agriculture	—	—
All Other Commercial	1,457	74	1,383
Residential
First Liens	1,213	190	1,023
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$26,165	$3,182	$22,983

	December 31, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,890	$2,664	$15,226
Farmland	891	49	842
Non Farm, Non Residential	9,260	957	8,303
Agriculture	—	—
All Other Commercial	1,517	66	1,451
Residential
First Liens	1,963	190	1,773
Home Equity	—	—	—
Junior Liens	879	347	532
Multifamily	250	—	250
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$32,650	$4,273	$28,377

	March 31, 2012
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$3,914	$—	$—	$3,914
Other real estate - residential	3,247	—	—	3,247
TOTAL	$7,161	$—	$—	$7,161

	December 31, 2011
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$2,080	$—	$—	$2,080
Other real estate - residential	2,884	—	—	2,884
TOTAL	$4,964	$—	$—	$4,964

The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

The carrying amounts and estimated fair value of financial instruments at March 31, 2012 and December 31, 2011, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	March 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total

Cash and due from banks	$62,977	$16,798	$46,179	$—	$62,977
Federal funds sold	108,128	—	108,128	—	108,128
Securities available—for—sale	664,660	442	648,496	15,722	664,660
Restricted stock	21,110	n/a	n/a	n/a	n/a
Loans, net	1,830,884	—	—	1,913,676	1,913,676
FDIC Indemnification Asset	1,802	—	1,802	—	1,802
Accrued interest receivable	11,693	—	11,693	—	11,693
Deposits	(2,279,611)	—	(2,285,523)	—	(2,285,523)
Short—term borrowings	(64,969)	—	(64,969)	—	(64,969)
Federal Home Loan Bank advances	(140,122)	—	(147,746)	—	(147,746)
Other borrowings	(6,147)	—	(6,147)	—	(6,147)
Accrued interest payable	(1,699)	—	(1,699)	—	(1,699)

	December 31, 2011
	Carrying	Fair
(Dollar amounts in thousands)	Value	Value

Cash and due from banks	134,280	134,280
Federal funds sold	11,725	11,725
Securities available—for—sale	666,287	666,287
Restricted stock	22,282	n/a
Loans, net	1,874,438	1,888,263
FDIC Indemnification Asset	2,384	2,384
Accrued interest receivable	12,947	12,947
Deposits	(2,274,499)	(2,279,739)
Short—term borrowings	(100,022)	(100,022)
Federal Home Loan Bank advances	(140,231)	(144,089)
Other borrowings	(6,196)	(6,196)
Accrued interest payable	(1,829)	(1,829)

5.  Short-Term Borrowings

Period—end short-term borrowings were comprised of the following:

	(000’s)
	March 31,	December 31,
	2012	2011

Federal Funds Purchased	$11,615	$43,167
Repurchase Agreements	53,354	56,855
	$64,969	$100,022

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000’s)
	March 31,	December 31,
	2012	2011

FHLB Advances	$140,122	$140,231
Junior subordinated debentures (variable rate) Maturing December 2037	6,147	6,196
	$146,269	$146,427

7. Components of Net Periodic Benefit Cost

	Three Months ended March 31,
	(000’s)
			Post-Retirement
	Pension Benefits		Health Benefits
	2012	2011	2012	2011
Service cost	$1,218	$775	$15	$27
Interest cost	917	824	43	60
Expected return on plan assets	(815)	(964)	—	—
Amortization of transition obligation	—	—	15	15
Net amortization of prior service cost	41	(4)	—	—
Net amortization of net (gain) loss	567	161	—	—
Net Periodic Benefit Cost	$1,928	$792	$73	$102

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $3.8 and $1.5 million respectively to its Pension Plan and ESOP and $225,000 to the Post Retirement Health Benefits Plan in 2012. Contributions of $660 thousand and $51 thousand have been made through the first three months of 2012 for the Pension Plan and the Post Retirement Health Benefits plan, respectively.

8. New accounting standards

Update Number 2011-04 — Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Corporation has adopted this update as of January 1, 2012. Adoption had not resulted in any changes in valuation techniques nor related inputs.

Update Number 2011-05 — Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS. Current U.S. GAAP allows the Corporation to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of the statement of net income and the statement of comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements are effective for public entities for reporting periods beginning after December 15, 2011 and will be applied retrospectively.

Update Number 2011-12 — Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05. This update to Comprehensive Income (Topic 220) defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral supersedes only the paragraphs pertaining to how and where reclassification adjustments are presented. The amendments in this update are effective for public entities for reporting periods beginning after December 15, 2011.

9. Acquisitions and FDIC Indemnification Asset

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

First Financial paid PNB cash in the amount of $47 million and assumed certain liabilities of PNB in the aggregate amount of approximately $8.2 million. The acquisition consisted of assets and liabilities with a fair value of approximately $414.0 million, including $245.3 million of loans, $95.5 million of investment securities, $62.0 million of cash and cash equivalents and $361.2 million of deposits. A customer related core deposit intangible asset of $2.1 million was also recorded. Based upon the acquisition date fair values of the net assets acquired, goodwill of $29.8 million was recorded, all of which is expected to be tax deductable. Loans acquired include purchase credit impaired loans with a fair value of $48.1 million which have a contractual amount due of $55.6 million. These factors, purchase premium paid, holding company debt assumed and amount paid in excess of the loans fair values are the primary components of goodwill. Management is still in the process of obtaining information needed to finalize fair value estimates, particularly related to loans, and any adjustment to their fair value would also impact goodwill.

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $14.7 million for losses and carrying expenses and currently carries a balance of $1.8 million in the indemnification asset. Included in the current balance is the estimate of $506 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2011.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at March 31, 2012 and December 31, 2011, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	March 31, 2012
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$5,024	$26,091		$31,115
Foreclosed Assets			1,640	1,640
Total Covered Assets	$5,024	$26,091	$1,640	$32,755

	December 31, 2011
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$6,875	$28,173	$—	$35,048
Foreclosed Assets	—	—	1,665	1,665
Total Covered Assets	$6,875	$28,173	$1,665	$36,713

The rollforward of the FDIC Indemnification asset is as follows:

	Quarter Ended	Year Ended
	March 31,	December 31,
(Dollar amounts in thousands)	2012	2011
Beginning balance	$2,384	$3,977
Accretion	—	38
Net changes in losses and expenses added	(384)	(192)
Reimbursements from the FDIC	(198)	(1,439)
TOTAL	$1,802	$2,384

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At March 31, 2012, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $506 thousand allowance for credit losses related to these loans at March 31, 2012. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

ITEMS 2.  and 3.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods.  The discussion should be read in conjunction with the financial statements beginning on page three of this report.  All figures are for the consolidated entities.  It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements in the 10-K filed for the fiscal year ended December 31, 2011.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2011, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.  Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2011 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2012 was $7.4 million compared to $8.8 million for the same period of 2011.  Basic earnings per share decreased to $0.56 for the first quarter of 2012 compared to $0.67 for same period of 2011. Return on Assets and Return on Equity were 1.02% and 8.46% respectively for the three months ended March 31, 2012, compared to 1.42%and 10.76% for the three months ended March 31, 2011.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $1.2 million in the three months ended March 31, 2012 to $27.2 million from $24.8 million in the same period in 2011. The net interest margin for the first three months of 2012  is 4.26% compared to 4.51% for the same period of 2011, a 5.5% decrease, driven by a greater decline in the rates of return on earning assets than the decrease in funding costs. The addition of earning assets and costing liabilities with the acquisition of Freestar Bank increased the net interest income despite the decrease in margin.

Non-Interest Income

Non-interest income for the three months ended March 31, 2012 was $9.5 million compared to the $8.3 million for the same period of 2011. Gain on sale of mortgage loans accounted for nearly half of the increase. Trust fees, insurance commissions, deposit fee and electronic banking income were all increased in the first quarter of 2012 compared to the same period of 2011.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2012 increased by $4.5 million compared to the same periods in 2011. Expenses related to the Freestar acquisition contributed $2.8 million to the increase, approximately $650 thousand of the expenses being onetime costs associated with the conversion process. Post retirement benefit expenses increased $794 thousand from the same period in 2011.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $1.8 million for the first quarter of 2012 compared to the same period of 2011.  Net charge-offs increased $1.8 million for the three months ended March 31, 2012 compared to the same period of 2011. The allowance for loan losses decreased to 0.99% of gross loans, or $18.3 million at March 31, 2012 compared to 1.37% of gross loans, or $22.1 million at March 31, 2011and 1.02% at December 31, 2011. The loans acquired with the purchase of Freestar bank have no allowance for loan losses associated with them as they were recorded at fair value at acquisition date. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest.  A summary of non-performing loans at March 31, 2012 and December 31, 2011 follows:

	(000’s)
	March 31,	December 31,
	2012	2011
Non-accrual loans	$37,687	$38,102
Restructured loans	15,178	16,275
Accruing loans past due over 90 days	3,302	2,047
	$56,167	$56,424

Ratio of the allowance for loan losses as a percentage of non-performing loans	32.6%	34.1%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	March 31,	December 31,
	2012	2011
Non-accrual loans
Commercial loans	$23,821	$26,590
Residential loans	11,986	9,477
Consumer loans	1,880	2,035
	$37,687	$38,102
Past due 90 days or more
Commercial loans	$1,840	$610
Residential loans	1,364	1,358
Consumer loans	98	79
	$3,302	$2,047

The following table presents covered non-accrual loans at March 31, 2012 and December 31, 2011 that were from the acquisition of assets from The First National Bank of Danville, which are also included in the table above.

	(000’s)	(000’s)
	March 31,	December 31,
	2012	2011
Non-accrual loans
Commercial loans	$4,280	$5,086
Residential loans	342	506
Consumer loans	—	—
	$4,622	$5,592

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2012.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would increase 3.53% over the next 12 months and increase 6.80% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would decrease 1.10% over the next 12 months and decrease 3.28% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.21%	-6.47%	-8.97%
Down 100	-1.10	-3.28	-4.30
Up 100	3.53	6.80	9.57
Up 200	3.91	8.20	12.84

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.3 million of investments that mature throughout the next 12 months. The Corporation also anticipates $107.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $9.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first quarter of 2012 to the same period in 2011, loans net of unearned discount are up 14.8% or $238.3 million. Deposits are up $336.1 million at March 31, 2012, a 17.3% increase from the balances at the same time in 2011. Loan and deposit increases are primarily due to the acquisition of Freestar bank. Shareholders’ equity increased $20.3 million from March 31, 2011. This financial performance increased book value per share 5.4% to $26.81 at March 31, 2012 from $25.44 at March 31, 2011. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.

Capital Adequacy

As of March 31, 2012, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.  Below are the capital ratios for the Corporation and lead bank.

	March 31, 2012	December 31, 2011	To Be Well Capitalized

Total risk-based capital
Corporation	15.35%	15.08%	N/A
First Financial Bank	14.91%	14.71%	10.00%

Tier I risk-based capital
Corporation	14.53%	14.21%	N/A
First Financial Bank	14.20%	13.96%	6.00%

Tier I leverage capital
Corporation	11.22%	12.73%	N/A
First Financial Bank	10.94%	12.51%	5.00%

ITEM 4. Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1 A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2011 financial statements in the Form 10-K filed for December 31, 2011.

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

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4.   Mine Safety Disclosures

ITEM 5. Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2011, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on February 23, 2012.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2012 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.4*	2012 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 by Principal Executive Officer, dated May 4, 2012

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 by Principal Financial Officer, dated May 4, 2012.

32.1

Certification, dated May 4, 2012, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2012.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2012, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2012	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: May 7, 2012	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: May 7, 2012	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit Index

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2011, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on February 23, 2012.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2012 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.4*	2012 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 by Principal Executive Officer, dated May 4, 2012

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 by Principal Financial Officer, dated May 4, 2012.

32.1

Certification, dated May 4, 2012, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2012.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2012, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.