Form 10-Q
period 2012-06-30
FIRST FINANCIAL CORP /IN/
filed 2012-08-09
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 5, 2012, the registrant had outstanding 13,237,523 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I — Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$84,669	$134,280
Federal funds sold and short-term investments	27,472	11,725
Securities available-for-sale	658,751	666,287
Loans:
Commercial	1,101,791	1,099,324
Residential	500,110	505,600
Consumer	276,758	289,717
	1,878,659	1,894,641
Less:
Unearned Income	(936)	(962)
Allowance for loan losses	(20,092)	(19,241)
	1,857,631	1,874,438

Restricted Stock	21,296	22,282
Accrued interest receivable	11,829	12,947
Premises and equipment, net	44,945	40,105
Bank-owned life insurance	74,187	82,646
Goodwill	37,612	37,612
Other intangible assets	4,539	5,142
Other real estate owned	7,163	4,964
FDIC Indemnification asset	1,608	2,384
Other assets	60,036	59,964
TOTAL ASSETS	$2,891,738	$2,954,776
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$496,303	$435,236
Interest-bearing:
Certificates of deposit of $100 or more	217,523	242,001
Other interest-bearing deposits	1,539,395	1,597,262
	2,253,221	2,274,499
Short-term borrowings	47,091	100,022
Other borrowings	146,111	146,427
Other liabilities	87,028	86,867
TOTAL LIABILITIES	2,533,451	2,607,815
Shareholders’ equity
Common stock, $.125 stated value per share; Authorized shares-40,000,000 Issued shares-14,490,609 in 2012 and 14,450,966 in 2011 Outstanding shares-13,237,523 in 2012 and 13,197,880 in 2011	1,807	1,806
Additional paid-in capital	69,571	69,328
Retained earnings	328,056	318,130
Accumulated other comprehensive income (loss)	(9,338)	(10,494)
Treasury shares at cost-1,253,086 in 2012 and 2011	(31,809)	(31,809)
TOTAL SHAREHOLDERS’ EQUITY	358,287	346,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,891,738	$2,954,776

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$25,226	$23,004	$50,424	$45,960
Securities:
Taxable	3,508	4,321	7,031	8,516
Tax-exempt	1,810	1,699	3,615	3,363
Other	590	471	1,213	947
TOTAL INTEREST INCOME	31,134	29,495	62,283	58,786
INTEREST EXPENSE:
Deposits	2,169	3,082	4,833	6,365
Short-term borrowings	37	41	83	95
Other borrowings	1,266	1,213	2,540	2,412
TOTAL INTEREST EXPENSE	3,472	4,336	7,456	8,872
NET INTEREST INCOME	27,662	25,159	54,827	49,914
Provision for loan losses	1,789	1,352	4,745	2,534
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,873	23,807	50,082	47,380
NON-INTEREST INCOME:
Trust and financial services	1,439	1,191	2,919	2,528
Service charges and fees on deposit accounts	2,402	2,354	4,606	4,503
Other service charges and fees	2,276	2,092	4,731	4,081
Securities gains/(losses), net	664	4	660	7
Total impairment losses	(11)	(97)	(11)	(97)
Loss recognized in other comprehensive loss	—	—	—	—
Net impairment loss recognized in earnings	(11)	(97)	(11)	(97)
Insurance commissions	1,799	1,673	3,690	3,393
Gain on sales of mortgage loans	792	401	1,717	738
Other	396	268	956	1,035
TOTAL NON-INTEREST INCOME	9,757	7,886	19,268	16,188
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,891	11,517	28,310	22,955
Occupancy expense	1,488	1,203	2,905	2,453
Equipment expense	1,399	1,095	2,681	2,229
FDIC Expense	527	536	955	1,279
Other	5,797	5,061	11,671	9,446
TOTAL NON-INTEREST EXPENSE	23,102	19,412	46,522	38,362
INCOME BEFORE INCOME TAXES	12,528	12,281	22,828	25,206
Provision for income taxes	3,823	3,864	6,680	7,986
NET INCOME	8,705	8,417	16,148	17,220
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications	570	9,158	640	15,507
Tax effect	(228)	(3,663)	(256)	(6,203)
	342	5,495	384	9,304
Change in funded status of post retirement benefits	670	503	1,287	1,008
Tax effect	(268)	(201)	(515)	(403)
	402	302	772	605
TOTAL OTHER COMPREHENSIVE INCOME	744	5,797	1,156	9,909
COMPREHENSIVE INCOME	$9,449	$14,214	$17,304	$27,129
PER SHARE DATA
Basic and Diluted	$0.66	$0.64	$1.22	$1.31
Dividends per Share	$0.47	$0.47	$0.47	$0.47
Weighted average number of shares outstanding (in thousands)	13,238	13,152	13,230	13,152

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2012, and 2011

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2012	$1,807	$69,448	$325,573	$(10,082)	$(31,809)	$354,937
Net income	—	—	8,705	—	—	8,705
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	342	—	342
Change in funded status of retirement plans	—	—	—	402	—	402
Omnibus Equity Incentive Plan	—	123	—	—	—	123
Cash Dividends, $.47 per share	—	—	(6,222)	—	—	(6,222)

Balance, June 30, 2012	$1,807	$69,571	$328,056	$(9,338)	$(31,809)	$358,287

Balance, April 1, 2011	$1,806	$68,944	$302,122	$(5,257)	$(32,983)	$334,632
Net income	—	—	8,417	—	—	8,417
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	5,495	—	5,495
Change in funded status of retirement plans	—	—	—	302	—	302
Cash Dividends, $.47 per share	—	—	(6,181)	—	—	(6,181)

Balance, June 30, 2011	$1,806	$68,944	$304,358	$540	$(32,983)	$342,665

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2012, and 2011

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2012	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961
Net income	—	—	16,148	—	—	16,148
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	384	—	384
Change in funded status of retirement plans	—	—	—	772	—	772
Omnibus Equity Incentive Plan	1	243	—	—	—	244
Cash Dividends, $.47 per share	—	—	(6,222)	—	—	(6,222)

Balance, June 30, 2012	$1,807	$69,571	$328,056	$(9,338)	$(31,809)	$358,287

Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717
Net income	—	—	17,220	—	—	17,220
Change in net unrealized gains/(losses) on securities available for-sale	—	—	—	9,304	—	9,304
Change in funded status of retirement plans	—	—	—	605	—	605
Cash Dividends, $.47 per share	—	—	(6,181)	—	—	(6,181)

Balance, June 30, 2011	$1,806	$68,944	$304,358	$540	$(32,983)	$342,665

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$16,148	$17,220
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,565	(111)
Provision for loan losses	4,745	2,534
Securities (gains) losses	(660)	(7)
Securities impairment loss	11	97
(Gain) loss on sale of other real estate	1	178
Restricted stock compensation	244	—
Depreciation and amortization	2,395	2,109
Other, net	3,829	257
NET CASH FROM OPERATING ACTIVITIES	28,278	22,277

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	6,513	25
Redemption of restricted stock	1,172	3,343
Purchases of restricted stock	(186)	—
Purchases of customer list	(114)	—
Redemption of bank owned life insurance	7,319	—
Calls, maturities and principal reductions on securities available-for-sale	58,483	66,853
Purchases of securities available-for-sale	(58,052)	(104,555)
Loans made to customers, net of repayment	8,288	(8,780)
Proceeds from sales of other real estate owned	2,111	2,532
Net change in federal funds sold	(15,747)	3,154
Additions to premises and equipment	(6,518)	(953)
NET CASH FROM INVESTING ACTIVITIES	3,269	(38,381)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	(22,024)	(9,758)
Net change in short-term borrowings	(52,931)	33,359
Dividends paid	(6,203)	(6,050)
NET CASH FROM FINANCING ACTIVITIES	(81,158)	17,551

NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,611)	1,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,280	58,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,669	$59,958

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2012 and 2011 consolidated financial statements are unaudited.  The December 31, 2011 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2011 annual report.  The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2012, 39,643 shares were awarded. These shares had a grant date value of $1.4 million, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2. Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,448	$2,092	$3,806	$967	$18,313
Provision for loan losses*	1,880	582	670	67	3,199
Loans charged -off	(344)	(572)	(1,073)	—	(1,989)
Recoveries	206	22	341	—	569
Ending Balance	$13,190	$2,124	$3,744	$1,034	$20,092

* Provision before decrease of $1.41 million in 2012 for increase in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,536	$3,251	$4,054	$2,301	$22,142
Provision for loan losses*	1,320	607	243	(1,104)	1,066
Loans charged -off	(1,306)	(327)	(423)	—	(2,056)
Recoveries	336	33	104	—	473
Ending Balance	$12,886	$3,564	$3,978	$1,197	$21,625

* Provision before increase of $286 thousand in 2011 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$506	$19,242
Provision for loan losses*	2,877	1,265	989	528	5,659
Loans charged -off	(2,202)	(1,908)	(1,856)	—	(5,966)
Recoveries	396	39	722	—	1,157
Ending Balance	$13,190	$2,124	$3,744	$1,034	$20,092

* Provision before decrease of $914 thousand in 2012 for increase in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	2,009	1,294	33	(906)	2,430
Loans charged -off	(2,367)	(690)	(1,191)	—	(4,248)
Recoveries	435	87	585	—	1,107
Ending Balance	$12,886	$3,564	$3,978	$1,197	$21,625

* Provision before increase of $104 thousand in 2011 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2012 and December 31, 2011.

Ending Balance Attributable to Loans:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$4,239	$190	$—	$—	$4,429
Collectively evaluated for impairment	8,709	1,928	3,744	1,034	15,415
Acquired with deteriorated credit quality	242	6	—	—	248
Ending Balance	$13,190	$2,124	$3,744	$1,034	$20,092

Loans:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$21,682	$1,213	$—	$22,895
Collectively evaluated for impairment	1,065,891	495,404	278,066	1,839,361
Acquired with deteriorated credit quality	19,695	5,442	8	25,145
Ending Balance	$1,107,268	$502,059	$278,074	$1,887,401

Ending Balance Attributable to Loans:	December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,071	$190	$—	$—	$3,261
Collectively evaluated for impairment	8,264	2,183	3,889	505	14,841
Acquired with deteriorated credit quality	784	355	—	—	1,139
Ending Balance	$12,119	$2,728	$3,889	$505	$19,241

Loans	December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$25,393	$2,213	$—	$27,606
Collectively evaluated for impairment	1,036,963	492,139	291,190	1,820,292
Acquired with deteriorated credit quality	43,389	12,986	11	56,386
Ending Balance	$1,105,745	$507,338	$291,201	$1,904,284

The following tables present loans individually evaluated for impairment by class of loans.

June 30, 2012
Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
(Dollar amounts in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,567	$2,567	$—
Farmland	—	—	—
Non Farm, Non Residential	1,975	1,975	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	15,493	15,464	4,040
Farmland	891	891	49
Non Farm, Non Residential	2,509	2,509	198
Agriculture	—	—	—
All Other Commercial	1,311	1,311	93
Residential
First Liens	1,213	1,213	190
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$25,959	$25,930	$4,570

	December 31, 2011
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$1,929	$165	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	4,444	4,444	—	3,262	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	750	750	—	150	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	250	250	—	50	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,890	17,866	2,664	16,746	—	—
Farmland	891	891	49	360	—	—
Non Farm, Non Residential	4,816	4,816	957	8,717	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,517	1,517	66	1,671	—	—
Residential
First Liens	1,213	1,213	190	2,014	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	879	879	347	937	—	—
Multifamily	—	—	—	510	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$32,650	$32,626	$4,273	$36,346	$165	$—

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest Income	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,284	$—	$—	$856	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,975	—	—	2,798	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	250	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	83	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	16,669	—	—	17,068	—	—
Farmland	891	—	—	891	—	—
Non Farm, Non Residential	2,609	—	—	3,345	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,384	—	—	1,428	—	—
Residential
First Liens	1,213	—	—	1,213	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	293	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$26,025	$—	$—	$28,225	$—	$—

The table below presents non-performing loans.

	June 30, 2012
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$881	$12,267	$11,476
Farmland	239	—	909
Non Farm, Non Residential	125	—	8,794
Agriculture	—	—	127
All Other Commercial	—	—	2,404
Residential
First Liens	902	3,597	7,630
Home Equity	67	—	17
Junior Liens	293	3	522
Multifamily	5,641	—	1,987
All Other Residential	—	—	346
Consumer
Motor Vehicle	115	629	217
All Other Consumer	6	17	1,637
TOTAL	$8,269	$16,513	$36,066

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

Covered loans included in loans past due over 90 days still on accrual are $679 thousand at June 30, 2012 and $413 thousand at December 31, 2011. Covered loans included in non-accrual loans are $4.5 million at June 30, 2012 and $5.6 million at December 31, 2011. Covered loans of $3.0 million at June 30, 2012 and $5.0 million at December 31, 2011 are deemed impaired and have allowance for loan loss allocated to them of $142 thousand and $1.0 million, respectively for June 30, 2012 and December 31, 2011. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2012
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,526	$433	$4,688	$7,647	$476,604	$484,251
Farmland	187	2	1,130	1,319	90,379	91,698
Non Farm, Non Residential	764	1,082	3,991	5,837	321,802	327,639
Agriculture	25	55	14	94	112,126	112,220
All Other Commercial	3,317	58	651	4,026	87,434	91,460
Residential
First Liens	1,789	1,368	4,674	7,831	349,222	357,053
Home Equity	89	14	67	170	43,055	43,225
Junior Liens	722	181	389	1,292	39,172	40,464
Multifamily	70	—	5,703	5,773	44,400	50,173
All Other Residential	—	—	—	—	11,144	11,144
Consumer
Motor Vehicle	2,564	363	115	3,042	249,793	252,835
All Other Consumer	225	33	6	264	24,975	25,239
TOTAL	$12,278	$3,589	$21,428	$37,295	$1,850,106	$1,887,401

	December 31, 2011
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,717	$740	$4,452	$7,909	$472,370	$480,279
Farmland	5	57	1,034	1,096	98,158	99,254
Non Farm, Non Residential	2,945	420	7,754	11,119	310,724	321,843
Agriculture	88	—	97	185	114,162	114,347
All Other Commercial	120	—	1,588	1,708	88,313	90,021
Residential
First Liens	11,435	2,016	5,316	18,767	340,269	359,036
Home Equity	175	62	8	245	44,939	45,184
Junior Liens	1,333	183	190	1,706	39,903	41,609
Multifamily	—	100	668	768	46,216	46,984
All Other Residential	128	—	136	264	14,261	14,525
Consumer
Motor Vehicle	3,450	563	77	4,090	260,102	264,192
All Other Consumer	174	48	5	227	26,782	27,009
TOTAL	$22,570	$4,189	$21,325	$48,084	$1,856,199	$1,904,283

The Corporation has allocated $1.9 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011.  The Corporation has not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings. There were $162 thousand in modifications that were troubled debt restructurings in the quarter ended March 31, 2012 and $655 thousand for the three months ended June 30, 2012, resulting in no impact to the allowance for loan losses. There were no loans that defaulted during the six months ended June 30, 2012 that had been restructured within the past 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2012
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$402,954	$25,500	$42,229	$6,659	$5,572	$482,914
Farmland	82,746	4,015	2,740	—	641	90,142
Non Farm, Non Residential	266,370	25,740	26,416	659	7,488	326,673
Agriculture	104,344	5,563	916	—	206	111,029
All Other Commercial	78,334	2,703	6,921	60	3,015	91,033
Residential
First Liens	109,964	4,413	17,689	665	222,842	355,573
Home Equity	12,967	338	1,106	26	28,710	43,147
Junior Liens	11,232	309	563	72	28,140	40,316
Multifamily	35,239	3,863	8,651	1,925	293	49,971
All Other Residential	3,455	—	222	—	7,426	11,103
Consumer
Motor Vehicle	12,068	333	410	49	238,817	251,677
All Other Consumer	4,877	34	268	11	19,891	25,081
TOTAL	$1,124,550	$72,811	$108,131	$10,126	$563,041	$1,878,659

	December 31, 2011
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$386,734	$25,343	$53,026	$7,128	$6,717	$478,948
Farmland	89,213	4,250	3,015	69	619	97,166
Non Farm, Non Residential	254,761	28,684	32,704	4,271	393	320,813
Agriculture	109,869	2,100	623	79	122	112,793
All Other Commercial	77,330	6,097	5,099	67	1,011	89,604
Residential
First Liens	113,234	5,175	19,895	1,318	218,118	357,740
Home Equity	13,613	520	671	19	30,278	45,101
Junior Liens	11,887	714	783	968	27,105	41,457
Multifamily	35,837	3,911	6,224	606	258	46,836
All Other Residential	4,658	445	53	—	9,310	14,466
Consumer
Motor Vehicle	12,988	330	501	59	249,018	262,896
All Other Consumer	6,120	57	141	12	20,491	26,821
TOTAL	$1,116,244	$77,626	$122,735	$14,596	$563,440	$1,894,641

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below.  All securities are classified as available-for-sale.

	(000’s)
	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,899	$85	$—	$1,984
Mortgage Backed Securities - Residential	291,240	15,152	—	306,392
Mortgage Backed Securities - Commercial	50	1	—	51
Collateralized Mortgage Obligations	143,679	3,399	(34)	147,044
State and Municipal Obligations	186,180	12,486	(85)	198,581
Collateralized Debt Obligations	13,509	244	(9,374)	4,379
Equity Securities	320	—	—	320
TOTAL	$636,877	$31,367	$(9,493)	$658,751

	(000’s)
	December 31, 2011
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,979	$34	$—	$4,013
Mortgage Backed Securities-residential	296,646	15,142	—	311,788
Mortgage Backed Securities-commercial	98	3	—	101
Collateralized mortgage obligations	144,850	3,097	—	147,947
State and municipal	183,854	11,738	(11)	195,581
Collateralized debt obligations	14,031	150	(9,410)	4,771
Equities	1,596	490	—	2,086
TOTAL	$645,054	$30,654	$(9,421)	$666,287

Contractual maturities of debt securities at June 30, 2012 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	June 30, 2012
	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,923	$8,038
Due after one but within five years	41,808	43,713
Due after five but within ten years	88,072	93,252
Due after ten years	207,464	206,985
	345,267	351,988
Mortgage-backed securities and equities	291,610	306,763
TOTAL	$636,877	$658,751

There were $664 thousand in gains and $4 thousand in losses from investment sales, and $11 thousand in losses from OTTI realized by the Corporation for the six months ended June 30, 2012. For the three months ended June 30, 2012 the gains were $660 thousand and losses were $4 thousand. The $11 thousand of OTTI was realized in the second quarter of 2012. There were $7 thousand in gains from investment sales and $97 thousand in losses from OTTI realized by the Corporation for the six months ended June 30, 2011.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized Mortgage Obligations	$13,552	$(34)	$—	$—	$13,552	$(34)
State and municipal obligations	7,738	(85)	—	—	7,738	(85)
Collateralized Debt Obligations	—	—	3,208	(9,374)	3,208	(9,374)
Total temporarily impaired securities	$21,290	$(119)	$3,208	$(9,374)	$24,498	$(9,493)

	December 31, 2011
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$1,110	$(11)	$—	$—	$1,110	$(11)
Collateralized Debt Obligations	—	—	3,603	(9,410)	3,603	(9,410)
Total temporarily impaired securities	$1,110	$(11)	$3,603	$(9,410)	$4,713	$(9,421)

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

Gross unrealized losses on investment securities were $9.5 million as of June 30, 2012 and $9.4 million as of December 31, 2011. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.  Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first or second quarter of 2012. Those three CDO’s have a contractual balance of $28.0 million at June 30, 2012 which has been reduced to $3.7 million by $0.7 million of interest payments received, $14.9 million of cumulative OTTI charges recorded through earnings to date, and $8.7 million recorded in other comprehensive income ($5.2 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at June 30, 2012 from 28% to 87%. The OTTI recorded in other comprehensive income represents OTTI due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments.  An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points).  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

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

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 2.3 to 65.1 while Moody Investor Service pricing ranges from 0.06 to 94.54, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

Equity securities relate to investments in bank stocks held at the holding company. In the second quarter the Corporation recognized other-than-temporary impairment on an equity security in the amount of $11 thousand. Bank stock values have been negatively impacted by the current economic environment and market pessimism.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2012	2011	2012	2011
Beginning balance	$15,180	$15,070	$15,180	$15,070
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	97	—	97
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	11	—	11	—
Amounts realized for securities sold during the period	(208)		(208)
Ending balance	$14,983	$15,167	$14,983	$15,167

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in bank equities and state and municipal securities. The fair value of the trust preferred securities is obtained from a third party provider without adjustment. As described previously, management obtains values from other pricing sources to validate the Standard & Poors pricing that they currently utilize. The fair value of certain investments in bank equities is based on the prices of recent stock trades and is considered Level 3 because these stocks are not publicly traded. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement.  Conversely, significantly lower credit spreads would result in a significantly higher fair value measurement.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,984	$—	$1,984
Mortgage Backed Securities-residential	—	306,392	—	306,392
Mortgage Backed Securities-commercial	—	51	—	51
Collateralized mortgage obligations	—	147,044	—	147,044
State and municipal	—	188,515	10,066	198,581
Collateralized debt obligations	—	—	4,379	4,379
Equities	320	—	—	320
TOTAL	$320	$643,986	$14,445	$658,751
Derivative Assets		2,673
Derivative Liabilities		(2,673)

	December 31, 2011
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$4,013	$—	$4,013
Mortgage Backed Securities-residential	—	311,788	—	311,788
Mortgage Backed Securities-commercial	—	101	—	101
Collateralized mortgage obligations	—	147,947	—	147,947
State and municipal	—	186,056	9,525	195,581
Collateralized debt obligations	—	—	4,771	4,771
Equities	375	—	1,711	2,086
TOTAL	$375	$649,905	$16,007	$666,287
Derivative Assets		2,447
Derivative Liabilities		(2,447)

There were no transfers between Level 1 and Level 2 during 2012 and 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and the year ended December 31, 2011.

	Three months ended June 30, 2012
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, April 1	$1,711	$9,525	$4,486	$15,722
Total realized/unrealized gains or losses
Included in earnings	435	—	229	664
Included in other comprehensive income	(446)	—	—	(446)
Transfers & Purchases	—	1,186	—	1,186
Settlements	(1,700)	(645)	(336)	(2,681)
Ending balance, June 30	$—	$10,066	$4,379	$14,445

	Six months ended June 30, 2012
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	435	—	229	664
Included in other comprehensive income	(446)	—	(285)	(731)
Transfers & Purchases	—	1,186	—	1,186
Settlements	(1,700)	(645)	(336)	(2,681)
Ending balance, June 31	$—	$10,066	$4,379	$14,445

	December 31, 2011
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,518	$—	$2,190	$3,708
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	193	—	2,581	2,774
Transfers & Purchases	—	9,672	—	9,672
Settlements	—	(147)	—	(147)
Ending balance, December 31	$1,711	$9,525	$4,771	$16,007

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$10,066	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	0%
Other real estate	$7,163	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	21,389	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-20.00%

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $21.4 million, net of a valuation allowance of $4.6 million at June 30, 2012. At December 31, 2011 impaired loans valued at Level 3 were carried at a fair value of $28.4 million, net of a valuation allowance of $4.3 million. The impact to the provision for loan losses was $1.4 and $0.6 million for the three and six months ended June 30, 2012, and was $3.3 million for the year ended December 31, 2011. Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider selling costs and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 5% to20% for costs to sell and marketability. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties. One impaired loan has an estimated fair value of $5.3 million. The collateral securing this loan is a hotel and was appraised based on income and sales comparison approaches. Given the current distressed market, it was difficult for the appraiser to identify recent and relevant comparable sales, therefore the value was based predominantly on the income method which applied a 9.5% capitalization rate to projected net operating income.

The following tables presents loans identified as impaired by class of loans as of June 30, 2012 and December 31, 2011, which are all considered Level 3.

	June 30, 2012
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$18,060	$4,040	$14,020
Farmland	891	49	842
Non Farm, Non Residential	4,484	198	4,286
Agriculture	—	—	—
All Other Commercial	1,311	93	1,218
Residential
First Liens	1,213	190	1,023
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$25,959	$4,570	$21,389

	December 31, 2011
(Dollar amounts in thousands)	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,890	$2,664	$15,226
Farmland	891	49	842
Non Farm, Non Residential	9,260	957	8,303
Agriculture	—	—	—
All Other Commercial	1,517	66	1,451
Residential
First Liens	1,963	190	1,773
Home Equity	—	—	—
Junior Liens	879	347	532
Multifamily	250	—	250
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$32,650	$4,273	$28,377

	June 30, 2012
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$4,763	$—	$—	$4,763
Other real estate - residential	2,400	—	—	2,400
TOTAL	$7,163	$—	$—	$7,163

	December 31, 2011
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$2,080	$—	$—	$2,080
Other real estate - residential	2,884	—	—	2,884
TOTAL	$4,964	$—	$—	$4,964

The carrying amounts and estimated fair value of financial instruments at June 30, 2012 and December 31, 2011, are shown below.  Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total

Cash and due from banks	$84,669	$18,484	$66,185	$—	$84,669
Federal funds sold	27,472	—	27,472	—	27,472
Securities available—for—sale	658,751	320	643,986	14,445	658,751
Restricted stock	21,296	n/a	n/a	n/a	n/a
Loans, net	1,857,631	—		1,953,612	1,953,612
FDIC Indemnification Asset	1,608	—	1,608	—	1,608
Accrued interest receivable	11,829	—	3,087	8,742	11,829
Deposits	(2,253,221)	—	(2,258,753)	—	(2,258,753)
Short—term borrowings	(47,091)	—	(47,091)	—	(47,091)
Federal Home Loan Bank advances	(140,013)	—	(147,351)	—	(147,351)
Other borrowings	(6,098)	—	(6,098)	—	(6,098)
Accrued interest payable	(1,299)	—	(1,299)	—	(1,299)

	December 31, 2011
	Carrying	Fair
(Dollar amounts in thousands)	Value	Value

Cash and due from banks	134,280	134,280
Federal funds sold	11,725	11,725
Securities available—for—sale	666,287	666,287
Restricted stock	22,282	n/a
Loans, net	1,874,438	1,888,263
FDIC Indemnification Asset	2,384	2,384
Accrued interest receivable	12,947	12,947
Deposits	(2,274,499)	(2,279,739)
Short—term borrowings	(100,022)	(100,022)
Federal Home Loan Bank advances	(140,231)	(144,089)
Other borrowings	(6,196)	(6,196)
Accrued interest payable	(1,829)	(1,829)

5.  Short-Term Borrowings

Period—end short-term borrowings were comprised of the following:

	(000’s)
	June 30,	December 31,
	2012	2011

Federal Funds Purchased	$5,625	$43,167
Repurchase Agreements	41,466	56,855
Note Payable - U.S. Government	0	0
	$47,091	$100,022

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000’s)
	June 30,	December 31,
	2012	2011

FHLB Advances	$140,013	$140,231
Junior subordinated debentures (variable rate) Maturing December 2037	6,098	6,196
	$146,111	$146,427

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000’s)				(000’s)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1,218	$775	$15	$27	$2,436	$1,550	$30	$55
Interest cost	917	824	43	60	1,833	1,648	86	120
Expected return on plan assets	(815)	(964)	—	—	(1,629)	(1,929)	—	—
Amortization of transition obligation	—	—	15	15	—	—	30	30
Net amortization of prior service cost	41	(4)	—	—	83	(9)	—	—
Net amortization of net (gain) loss	567	161	—	—	1,135	321	—	—
Net Periodic Benefit Cost	$1,928	$792	$73	$102	$3,858	$1,581	$146	$205

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $3.8 and $1.5 million respectively to its Pension Plan and ESOP and $225,000 to the Post Retirement Health Benefits Plan in 2011. Contributions of $1.4 million and $103 thousand have been made through the first six months of 2012 for the Pension Plan and the Post Retirement Health Benefits plan, respectively.

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

First Financial paid PNB cash in the amount of $47 million and assumed certain liabilities of PNB in the aggregate amount of approximately $8.2 million. The acquisition consisted of assets and liabilities with a fair value of approximately $413.0 million, including $245.3 million of loans, $95.5 million of investment securities, $62.0 million of cash and cash equivalents and $361.2 million of deposits. A customer related core deposit intangible asset of $2.1 million was also recorded. Based upon the acquisition date fair values of the net assets acquired, goodwill of $29.8 million was recorded, all of which is expected to be tax deductable. $715 thousand was added to goodwill in the second quarter as a result of the determination that the terms of a land lease required rents in excess of current market rents. A liability was recorded which will result in rent expense being recorded at market rates. As required by the acquisition accounting rules, this adjustment is reflected retrospectively, at December 31, 2011. During the second quarter of 2012, management also completed their analysis of acquired loans and the determination of which loans were purchased credit impaired (PCI). As a result of that analysis, PCI loans were determined to have a fair value of $22.0 million and a contractual amount due of $29.0 million. The finalization of the loan analysis did not result in a change in loan fair value or goodwill. These factors, purchase premium paid, holding company debt assumed and amount paid in excess of the loans fair values are the primary components of goodwill.  At June 30, 2012, management has finalized its fair value estimates related to the Transaction.

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations  Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $17.7 million for losses and carrying expenses and currently carries a balance of $1.6 million. Included in the current balance is the estimate of $478 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at June 30, 2012 and December 31, 2011, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	June 30, 2012
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$4,800	$25,151	$—	$29,951
Foreclosed Assets	—	—	1,464	1,464
Total Covered Assets	$4,800	$25,151	$1,464	$31,415

	December 31, 2011
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$6,875	$28,173	$—	$35,048
Foreclosed Assets	—	—	1,665	1,665
Total Covered Assets	$6,875	$28,173	$1,665	$36,713

The rollforward of the FDIC Indemnification asset is as follows:

		Six Months
	Quarter Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
(Dollar amounts in thousands)	2012	2012	2011
Beginning balance	$1,802	$2,384	$3,977
Accretion	—		38
Net changes in losses and expenses added	1,471	1,087	(192)
Reimbursements from the FDIC	(1,665)	(1,863)	(1,439)
TOTAL	$1,608	$1,608	$2,384

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2012, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $1.0 million allowance for credit losses related to these loans at June 30, 2012. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

ITEMS 2.  and 3.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods.  The discussion should be read in conjunction with the financial statements beginning on page three of this report.  All figures are for the consolidated entities.  It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2011 in the 10-K filed for the fiscal year ended December 31, 2011.

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

Summary of Operating Results

Net income for the three and six months ended June 30, 2012 was $8.7 and $16.1 million respectively compared to $8.4 and $17.2 million for the same period of 2011.  Basic earnings per share increased to $0.66 for the second quarter of 2012 compared to $0.64 for same period of 2011. Year to date earnings per share at June 30, 2012 is $1.22 compared to $1.31 for the same period of 2011. Return on Assets and Return on Equity were 1.20% and 9.43% respectively, for the three months ended June 30, 2012 compared to 1.35%and 9.93% for the three months ended June 30, 2011. Return on Assets and Equity were 1.11% and 8.96% respectively, for the six months ended June 30, 2012 compared to 1.38%and 10.34% for the six months ended June 30, 2011.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds.  Net interest income increased $2.5 million in the three months ended June 30, 2012 to $27.7 million from $25.2 million in the same period in 2011. The net interest margin for the three months ended June 30, 2012 is 4.42% compared to 4.55% for the same period of 2011, a 2.9% decrease, driven by a greater decline in income realized on earning assets than the decline in the costs of funding. Net interest income for the six months ended June 30, 2012 is increased 9.8% or $4.9 million to $54.8 million from the $49.9 million for the six months ended June 30, 2011.

Non-Interest Income

Non-interest income for the three months ended June 30, 2012 was $9.8 million, an increase of $1.9 million from the $7.9 million for the same period of 2011. Investment security gains and gains from the sale of mortgage loans increased $1.1 million over the same period of 2011. Non-interest income for the six months ended June 30, 2012 was $3.1 million higher than the same period of 2011. All categories of non-interest income were improved over the results from the same period of 2011.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2012 increased by $3.7 million to $23.1million compared to the same period in 2011. Salaries and fringe benefits increased $2.4 million and account for most of this increase. For the six months ended June 30, 2012 non-interest expense of $46.5 million was increased $8.2 million over the same period of 2011. Salaries contributed $2.8 million to this increase however the second quarter increase in salaries was only $842 thousand compared to the $2.0 increase in the first quarter. Fringe benefits, primarily driven by increased pension expense was increased $2.5 million for the six months ended June 30,2012 compared to the same period of 2011. Other expenses, which include many costs from the acquisition of Freestar bank that will not recur, was increased $1.1 million in the first quarter of 2012 and $331 thousand in the second quarter compared to the same periods of 2011.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $2.2 million to $4.7 million for the first half of 2012 compared to $2.5 million for the same period of 2011 and was $1.8 million for the second quarter of 2012 compared to $1.4 million in 2011. Net charge offs for the second quarter of 2012 were $1.4 million compared to $1.6 million for the same period of 2011.  Net charge offs for the six months ended June 30, 2012 were $4.8 million compared to $3.1 million for the same period of 2011. During 2012, the volume of impaired loans and specific allocations for these loans increased. The allowance for loan losses has increased slightly to $20.1 million at June 30, 2012 compared to $19.2 million at December 31, 2011. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $59.6 million at June 30, 2012 compared to $56.4 million at December 31, 2011. Non-accrual and restructured loans both declined but accruing loans past due over 90 days increased to $8.0 million due primarily to one multi-family residential loan credit of $5.5 million that has become past due more than 90 days. This loan is being monitored and remains on accrual due to sufficiency of collateral. A summary of non-performing loans at June 30, 2012 and December 31, 2011 follows:

	(000’s)
	June 30,	December 31,
	2012	2011
Non-accrual loans	$36,066	$38,102
Restructured loans	15,565	16,275
Accruing loans past due over 90 days	7,995	2,047
	$59,626	$56,424
Ratio of the allowance for loan losses as a percentage of non-performing loans	33.7%	34.1%

The following loan categories comprise significant components of the nonperforming loans:

	(000’s)
	June 30,	December 31,
	2012	2011
Non-accrual loans
Commercial loans	$23,710	$26,590
Residential loans	10,502	9,477
Consumer loans	1,854	2,035
	$36,066	$38,102

Past due 90 days or more
Commercial loans	$1,210	$610
Residential loans	6,669	1,358
Consumer loans	116	79
	$7,995	$2,047

The following table is information on the non-accrual loans at June 30, 2012 and December 31, 2011 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000’s)	(000’s)
	June 30,	December 31,
	2012	2011
Non-accrual loans
Commercial loans	$4,144	$5,086
1-4 family residential	330	506
Installment loans	—	—
	$4,474	$5,592

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2012.  The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points.  Given a 100 basis point increase in rates, net interest income would increase 3.71% over the next 12 months and increase 6.55% over the following 12 months.  Given a 100 basis point decrease in rates, net interest income would decrease 1.10% over the next 12 months and decrease 3.05% over the following 12 months.  These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.32%	-6.40%	-6.13%
Down 100	-1.10	-3.05	-4.19
Up 100	3.71	6.55	9.12
Up 200	5.14	10.32	15.48

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.3 million of investments that mature throughout the next 12 months. The Corporation also anticipates $115.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $7.9 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2012 to the same period in 2011, loans, net of unearned discount, have increased to $1.88 billion from $1.65 billion. Deposits also increased to $2.3 billion at June 30, 2012 from $1.9 billion at June 30, 2011.  Shareholders’ equity increased 4.6% or $15.6 million. This financial performance increased book value per share 3.8% to $27.07 at June 30, 2012 from $26.07 at June 30, 2011. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding.

Capital Adequacy

As of June 30, 2012, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2012	December 31, 2011	To Be Well Capitalized

Total risk-based capital
Corporation	15.35%	15.08%	N/A
First Financial Bank	14.96%	14.71%	10.00%

Tier I risk-based capital
Corporation	14.45%	14.21%	N/A
First Financial Bank	14.18%	13.96%	6.00%

Tier I leverage capital
Corporation	11.41%	12.73%	N/A
First Financial Bank	11.18%	12.51%	5.00%

ITEM 4. Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.  Additionally, there was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

10.12*

Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 by Principal Executive Officer, dated August 7, 2012

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 by Principal Financial Officer, dated August 7, 2012.

32.1

Certification, dated August 9, 2012, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2012.

101.1

The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.**

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2012	By	/s/ Donald E. Smith
Donald E. Smith, Chairman

Date: August 7, 2012	By	/s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman and CEO
(Principal Executive Officer)

Date: August 7, 2012	By	/s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

ITEM 6.  Exhibits.

Exhibit No.:	Description of Exhibit:

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on July 27, 2009.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2011, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on February 23, 2012.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2012 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.4*	2012 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2011.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2010.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*

Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation’s Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 by Principal Executive Officer, dated August 7, 2012

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 by Principal Financial Officer, dated August 7, 2012.

32.1

Certification, dated August 9, 2012, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2012.

101.1

The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.**

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.