Form 10-K
period 2012-12-31
FIRST FINANCIAL CORP /IN/
filed 2013-03-15
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $375,338,651. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 11, 2013—13,307,498 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 17, 2013 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2012 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PAGE

PART I

Item 1. Business	3

Item 1A. Risk Factors	13

Item 1B. Unresolved Staff Comments	17

Item 2. Properties	18

Item 3. Legal Proceedings	19

Item 4. Mine Safety Disclosures	19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6. Selected Financial Data	21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	31

Item 8. Financial Statements and Supplementary Data	31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	68

Item 9A. Controls and Procedures	68

Item 9B. Other Information	68

PART III

Item 10. Directors, Executive Officers and Corporate Governance	69

Item 11. Executive Compensation	69

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	70

Item 13. Certain Relationships and Related Transactions and Director Independence	70

Item 14. Principal Accountant Fees and Services	70

PART IV

Item 15. Exhibits and Financial Statement Schedules	71

Signatures	72

Exhibit 10.3
Exhibit 10.4
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FIRST FINANCIAL CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements: In its oral and written communication, First Financial Corporation from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about performance, as well as economic and market conditions and trends. They often can be identified by the use of words such as "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate" or words of similar import. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. First Financial Corporation may include forward-looking statements in filings with the Securities and Exchange Commission, in other written materials such as this Annual Report and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and First Financial Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

The discussion in Item 1A (Risk Factors) and Item 7 (Management's Discussion and Analysis of Results of Operations and Financial Condition) of this Annual Report on Form 10-K, lists some of the factors which could cause actual results to vary materially from those in any forward-looking statements. Other uncertainties which could affect First Financial Corporation's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with First Financial Corporation's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in securities markets. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by First Financial Corporation in its other filings from time to time when considering any forward-looking statement.

GENERAL

First Financial Corporation (the “Corporation”) is a financial holding company. The Corporation was originally organized as an Indiana corporation in 1984 to operate as a bank holding company.

The Corporation, which is headquartered in Terre Haute, Ind., offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its three subsidiaries. At the close of business in 2012 the Corporation and its subsidiaries had 928 full-time equivalent employees.

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; five in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; four in Knox County, Ind.; five in Parke County, Ind.; one in Putnam County, Ind., five in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; five in Champaign County, Illinois; one in Clark County, Ill.; one in Coles County, Ill.; three in Crawford County, Ill.; one in Jasper County, Ill.; one in Lawrence County, Ill.; three in Livingston County, Illinois; four in McLean County, Illinois; two in Richland County, Ill.; seven in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. Forrest Sherer Inc. is a premier regional supplier of insurance, surety and other financial products. The Forrest Sherer brand is well recognized in the Midwest, with more than 58 professionals and over 91 years of successful service to both businesses and households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries. On December 30, 2011 the Bank completed its acquisition of 100% of the stock of Freestar Bank, National Association, of Pontiac, Illinois and merged Freestar Bank into the Bank. The Corporation paid PNB Holding Co., the former owner of the stock of Freestar Bank, $47 million and assumed liabilities of PNB equal to approximately $8.2 million.  As a result of the acquisition, the Bank added Illinois banking offices in the communities of Bloomington, Champaign, Urbana, Pontiac, Downs, Mahomet and Gridley, and acquired assets of approximately $400 million.

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

Regulation And Supervision

The Corporation and its subsidiaries operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial industry, including provisions that, among other things, will:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.
•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•	Require financial holding companies to be well capitalized and well managed. Impose more stringent capital on bank holding companies and subject certain activities, including interstate mergers and acquisitions, to higher capital conditions.
•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.
•	Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.
•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.
•	Make permanent the $250,000 limit for federal deposit insurance.
•	Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.
•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
•	Limit the hedging activities and private equity investments that may be made by various financial institutions.

The Consumer Financial Protection Bureau (the “CFPB”), created by the Dodd-Frank Act as discussed above, is responsible for administering federal consumer financial protection laws. The CFPB, which began operations on July 21, 2011, is an independent bureau within the Federal Reserve and has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The CFPB also has data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

Although many aspects of the Dodd-Frank Act remain subject to rulemaking, several provisions of the Dodd-Frank Act have been implemented. In addition to the establishment of the CFPB, the Federal Reserve Board’s final rule implementing the Dodd-Frank Act’s “Durbin Amendment,” which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule established a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $0.21 per transaction plus an additional 5 bps of the transaction amount and $0.01 to cover fraud losses. The Federal Reserve Board also repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on demand deposits.

Because full implementation of the Dodd-Frank Act will occur over several years, it is difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry generally. However, the impact is expected to be substantial and may have an adverse impact on the Corporation’s financial performance and growth opportunities. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of financial institutions could require the Corporation and its financial institution subsidiaries to seek other sources of capital in the future.

BASEL III

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

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

•	an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•	increased capital requirements for counterparty credit risk relating to over the counter derivatives, repos and securities financing activities..

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

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The three separate but related proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). The comment period for these notices of proposed rulemaking ended October 22, 2012.

Among other things, the proposed rules establish a new Common Equity Tier 1 minimum capital requirement of 4.5% and a higher minimum Tier 1 capital requirement of 6.0%. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of Common Equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The Basel III implementation proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III implementation proposal would also revise the “prompt corrective action” regulations described below by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III proposal does not change the total risk-based capital requirement for any category.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weights (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weights range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weights would range from 50 to 150%.

Because of the number of comments received by the regulatory agencies on the proposals discussed above, the regulatory agencies have indicated that the date for the implementation of the proposed Basel III rules has been delayed . At this time it is unclear when the Basel III regime will become effective in the United States, no guarantee that the proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

The Corporation

The Bank Holding Company Act. Because the Corporation owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 (“Act”) and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

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

Gramm-Leach-Bliley Financial Modernization Act. The Corporation is a financial holding company (“FHC”) within the meaning of the Act. This Act restricts the business of FHC’s to financial and related activities. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”), which amended the , provides the following:

•	it allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;
•	it allows insurers and other financial services companies to acquire banks;
•	it removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
•	it establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

As a qualified FHC, the Corporation is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the GLB Act. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of the Corporation’s banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct these broader financial activities or, if the deficiencies persist, require the divestiture of the banking subsidiary. In addition, if any of the Corporation’s banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation’s banking subsidiaries currently meet these capital, management and CRA requirements.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve, as the regulatory authority for bank holding companies, has adopted capital adequacy guidelines for bank holding companies. Bank holding companies with assets in excess of $500 million must comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital", consisting principally of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

Certain regulatory capital ratios for the Corporation as of December 31, 2012, are shown below:

Tier 1 Capital to Risk-Weighted Assets	15.38%
Total Risk Based Capital to Risk-Weighted Asset	16.37%
Tier 1 Leverage Ratio	11.43%

Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and Morris Plan and to commit resources to support the Bank and Morris Plan in circumstances in which the Corporation might not otherwise do so.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) requirements for audit committees of public companies, including independence and expertise standards; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

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

The deposits of the Bank and Morris Plan are insured by the FDIC and are subject to the FDIC's rules and regulations respecting the insurance of deposits. See "Deposit Insurance".

Lending Limits. The total loans and extensions of credit to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to the legal lending limit.

Deposit Insurance. The Dodd-Frank Act has permanently increased the maximum amount of deposit insurance for financial institutions per insured depositor to $250,000.

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

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC bases assessments on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. This may shift the burden of deposit premiums toward larger depository institutions which rely on funding sources other than U.S. deposits.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $1.88 million and Morris Plan paid a total FDIC assessment of $34 thousand in 2012.

During 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $8.96 million and the amount of Morris Plan’s prepayment was $249 thousand.

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

Dividends. Applicable law provides that a financial institution, such as the Bank or Morris Plan, may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior regulatory approval if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's net income and retained earnings for the previous two calendar years.

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

These guidelines divide a bank's capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

Certain actual regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2012, are shown below:

Tier 1 Capital to Risk-Weighted Assets	14.78%
Total Risk-Based Capital to Risk-Weighted Assets	15.67%
Tier 1 Leverage Ratio	10.98%

The federal bank regulators also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

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

Morris Plan is also subject to the capital adequacy guidelines of the FDIC in its examination and regulation of Morris Plan. In addition, the Bank and Morris Plan are also subject to the "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As of December 31, 2012, the Bank and Morris Plan were qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

In 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements, and clarifies the presumption of compliance for “qualified mortgages.”  Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance ( i.e. , a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

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

Interest and other charges collected or contracted by the Bank or Morris Plan are subject to state usury laws and federal laws concerning interest rates. The loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations also are subject to the:

•	Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.
•	Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.
•	Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties", including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs.

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

Effect of Governmental Monetary Policies. The Corporation's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Available Information

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy statements, and other information. The Corporation’s filings are also accessible at no cost on the Corporation's website at www.first-online.com.

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

The business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Corporation’s loans, results of operations and financial condition.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations

The Dodd−Frank Wall Street Reform and Consumer Protection Act (the “Dodd−Frank Act”), enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation. The changes resulting from the Dodd−Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Corporation’s business. In particular, the potential impact of the Dodd−Frank Act on the Corporation’s operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue−producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;·
•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;
•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and
•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, the Corporation may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd−Frank Act, which may negatively impact results of operations and financial condition.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect the Corporation by increasing the uncertainty on its lending operations and expose it to increased losses. Statutes and regulations may be altered which potentially increase the Corporation’s cost of service and underwrite mortgage loans.

In June 2012 the respective federal bank regulatory agencies proposed for comment proposed rulemakings for new capital standards generally consistent with Basel III. The comment period for these notices of proposed rulemakings has expired, but final regulations have not yet been released and the federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III was indefinitely delayed. If and when implemented, Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, such as trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Such changes, including changes regarding interpretations and implementation, could affect the Corporation in substantial and unpredictable ways and could have a material adverse effect on us. Further, among other things, such changes could subject us to additional costs and limit the types of financial services and products we may offer.

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

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

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

The Corporation is subject to lending risk

There are inherent risks associated with the Corporation's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across Indiana, Illinois and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. Credit issues may continue to broaden during 2013 depending on the severity and duration of the stagnant economy and the current credit cycle.

The Corporation originates commercial real estate loans, commercial loans, consumer loans and residential real estate loans primarily within its market areas. Commercial real estate, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

The Corporation's allowance for loan losses may be insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses that are inherent within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.

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

The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets;
•	The ability to expand the Corporation's market position;
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	The rate at which the Corporation introduces new products and services relative to its competitors;
•	Customer satisfaction with the Corporation's level of service; and
•	Industry and general economic trends.

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

The geographic concentration of the Corporation’s markets makes the Corporation’s business highly susceptible to local economic conditions

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in three counties located in central Indiana. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s market could result in one or more of the following:

•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	a decrease in the demand for the Corporation’s products and services; and
•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the three leases are May 31, 2016, February 14, 2016 and May 31, 2014. The other lease is on a month to month basis.

Facilities of the Corporation’s banking center in Daviess County include an office in Washington, Indiana. This building is held in fee.

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

Facilities of the Corporation’s banking center in Gibson County include an office in Princeton, Indiana. This building is held in fee.

Facilities of the Corporation’s banking center in Greene County include an office in Worthington, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Knox County include offices in Monroe City, Sandborn and two in Vincennes, Indiana. All four buildings are held in fee.

Facilities of the Corporation’s banking centers in Parke County include two offices in Rockville, Indiana and offices in Marshall, Montezuma and Rosedale, Indiana. All five buildings are held in fee.

Facilities of the Corporation’s banking center in Putnam County include an office in Greencastle, Indiana. This building is held in fee.

Facilities of the Corporation’s banking center in Vanderburgh County include an office in Evansville, Indiana. This building is held in fee.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mohomet, Illinois, and two offices in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2017. The banking center in Mohomet is leased and the lease expires on June 30, 2016. One of the banking centers in Urbana is held in fee while the other banking center in Urbana is held in fee while the land is leased and the lease expires on November 30, 2014.

Facilities of the Corporation’s banking center in Vermilion County include five offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2016 and the other six buildings are held in fee.

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

Facilities of the Corporation’s subsidiary, FFB Management Co., Inc., include an office facility in Las Vegas, Nevada. This office facility is leased.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation or its subsidiaries is a party, other than ordinary routine litigation incidental to its business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

As of March 11, 2013 shareholders owned 13,307,498 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 11, 2013, approximately 3,806 shareholders held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2012 and 2011.

	2012			2011
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$36.84	$30.31		$35.00	$29.73
June 30	$32.23	$27.09	$0.47	$33.98	$30.36	$0.47
September 30	$32.93	$28.25		$33.91	$26.63
December 31	$32.18	$28.07	$0.48	$34.23	$26.47	$0.47

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. There were no purchases of common stock by the Corporation during the quarter covered by this report. The Corporation contributed 49,825 shares of treasury stock to the ESOP in November of 2012.

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 23.73%. During this same period, the return on The Russell 2000 Index was 19.09% and the SNL Index of Banks $1 - $5 Billion actually had a negative return of 25.22%.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Financial Corporation	100.00	148.59	113.77	135.04	131.74	123.73
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2012	2011	2010	2009	2008

BALANCE SHEET DATA
Total assets	$2,895,408	$2,954,061	$2,451,095	$2,518,722	$2,302,675
Securities	691,000	666,287	560,846	587,246	596,915
Loans, net of unearned fees*	1,851,936	1,893,679	1,640,146	1,631,764	1,471,327
Deposits	2,276,134	2,274,499	1,903,043	1,789,701	1,563,498
Borrowings	160,256	246,449	159,899	363,173	406,653
Shareholders’ equity	372,122	346,961	321,717	306,483	286,844

INCOME STATEMENT DATA
Interest income	122,305	116,341	123,582	126,255	133,954
Interest expense	13,393	17,147	26,966	39,261	52,490
Net interest income	108,912	99,194	96,616	86,994	81,464
Provision for loan losses	8,773	5,755	9,200	11,870	7,855
Other income	39,547	33,340	29,797	28,532	25,410
Other expenses	93,056	75,187	77,202	73,381	66,447
Net income	32,812	37,195	28,044	22,720	24,769

PER SHARE DATA:
Net Income	2.48	2.83	2.14	1.73	1.89
Cash dividends	0.95	0.94	0.92	0.90	0.89

PERFORMANCE RATIOS:
Net income to average assets	1.13%	1.49%	1.11%	0.95%	1.09%
Net income to average shareholders’ equity	9.02	10.88	8.73	7.54	8.61
Average total capital to average assets	13.25	14.57	13.56	13.25	13.28
Average shareholders’ equity to average assets	12.55	13.68	12.76	12.56	12.60
Dividend payout	38.40	33.29	43.08	51.99	47.10

* 2008 includes $12,800 of credit card loans that are held-for-sale

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this report are based upon First Financial Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities valuation and goodwill. Actual results could differ from those estimates.

Allowance for loan losses. The allowance for loan losses represents management's estimate of probable incurred losses in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic and nonperforming loans. Loans are considered impaired if, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, impairment is measured by using the fair value of underlying collateral,for loans deemed to be collateral dependent, the present value of the future cash flows discounted at the effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for other than temporary impairment (OTTI). In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.

Changes in credit ratings, financial condition of underlying debtors, default experience and market liquidity affect the conclusions on whether securities are other-than-temporarily impaired. Additional losses may be recorded through earnings for other than temporary impairment, should there be an adverse change in the expected cash flows for these investments.

Goodwill. The carrying value of goodwill requires management to use estimates and assumptions about the fair value of the reporting unit compared to its book value. An impairment analysis is prepared on an annual basis. Fair values of the reporting units are determined by an analysis which considers cash flows streams, profitability and estimated market values of the reporting unit. The majority of the Corporation's goodwill is recorded at First Financial Bank, N. A.

Management believes the accounting estimates related to the allowance for loan losses, valuation of investment securities and the valuation of goodwill are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, valuation assumptions, and economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on the Corporation's assets reported on the balance sheet as well as net income.

RESULTS OF OPERATIONS - SUMMARY FOR 2012

COMPARISON OF 2012 TO 2011

Net income for 2012 was $32.8 million, or $2.48 per share. This represents a 11.8% decrease in net income and a 12.4% decrease in earnings per share, compared to 2011. Return on assets at December 31, 2012 decreased 24.2% to 1.13% compared to 1.49% at December 31, 2011.

The primary components of income and expense affecting net income are discussed in the following analysis. 2012 includes income and expense associated with the purchase of Freestar Bank on December 30, 2011 that were not part of the results for 2011.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding .Net interest income increased in 2012 to $108.9 million compared to $99.2 million in 2011. Total average interest earning assets increased to $2.67 billion in 2012 from $2.33 billion in 2011. The tax-equivalent yield on these assets decreased to 4.80% in 2012 from 5.23% in 2011. Total average interest-bearing liabilities increased to $2.02 billion in 2012 from $1.76 billion in 2011. The average cost of these interest-bearing liabilities decreased to 0.66% in 2012 from 0.98% in 2011.

The net interest margin decreased from 4.50% in 2011 to 4.30% in 2012. This decrease is primarily the result of the decreased income provided by earning assets. Earning asset yields decreased 43 basis points while the rate on interest-bearing liabilities decreased by 32 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2012			2011			2010
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,863,014	100,083	5.37%	$1,637,471	92,167	5.63%	$1,636,254	96,786	5.92%
Taxable investment securities	498,509	13,541	2.72%	460,811	16,161	3.51%	469,945	18,597	3.96%
Tax-exempt investments (2)	243,070	14,651	6.03%	204,921	13,465	6.57%	194,011	13,415	6.91%
Federal funds sold	67,240	44	0.07%	25,117	36	0.14%	40,934	59	0.14%
Total interest-earning assets	2,671,833	128,319	4.80%	2,328,320	121,829	5.23%	2,341,144	128,857	5.50%

Non-interest earning assets:
Cash and due from banks	65,445			58,030			57,940
Premises and equipment, net	43,594			34,054			35,001
Other assets	138,462			99,861			102,780
Less allowance for loan losses	(20,134)			(22,154)			(20,083)
TOTALS	$2,899,200			$2,498,111			$2,516,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,176,403	1,736	0.15%	$974,275	1,501	0.15%	$870,538	1,856	0.21%
Time deposits	653,089	6,784	1.04%	616,164	10,626	1.72%	697,560	14,450	2.07%
Short-term borrowings	50,451	140	0.28%	43,040	187	0.43%	42,795	325	0.76%
Other borrowings	136,281	4,733	3.47%	125,102	4,833	3.86%	224,501	10,335	4.60%
Total interest-bearing liabilities:	2,016,224	13,393	0.66%	1,758,581	17,147	0.98%	1,835,394	26,966	1.47%

Non interest-bearing liabilities:
Demand deposits	439,206			336,038			300,760
Other	79,894			61,693			59,461
	2,535,324			2,156,312			2,195,615

Shareholders' equity	363,876			341,799			321,167
TOTALS	$2,899,200			$2,498,111			$2,516,782

Net interest earnings		$114,926			$104,682			$101,891

Net yield on interest- earning assets			4.30%			4.50%			4.35%

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2012 to 2011 and 2011 to 2010.

	2012 Compared to 2011 Increase (Decrease) Due to				2011 Compared to 2010 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$12,695	$(4,201)	$(579)	$7,915	$72	$(4,688)	$(3)	$(4,619)
Taxable investment securities	1,322	(3,644)	(298)	(2,620)	(361)	(2,116)	41	(2,436)
Tax-exempt investment securities (2)	2,507	(1,113)	(207)	1,187	754	(668)	(38)	48
Federal funds sold	60	(20)	(33)	7	(23)	0	0	(23)
Total interest income	$16,584	$(8,978)	$(1,117)	$6,489	$442	$(7,472)	$0	$(7,030)

Interest paid on interest-bearing liabilities:
Transaction accounts	311	(63)	(13)	235	221	(515)	(61)	(355)
Time deposits	637	(4,227)	(253)	(3,843)	(1,686)	(2,418)	282	(3,822)
Short-term borrowings	32	(68)	(12)	(48)	2	(139)	(1)	(138)
Other borrowings	432	(488)	(44)	(100)	(4,576)	(1,662)	736	(5,502)
Total interest expense	1,412	(4,846)	(322)	(3,756)	(6,039)	(4,734)	956	(9,817)
Net interest income	$15,172	$(4,132)	$(795)	$10,245	$6,481	$(2,738)	$(956)	$2,787

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2012, the provision for loan losses was $8.8 million net, an increase of $3.0 million, or 52.4%, compared to 2011. The 2012 provision was reduced by $2.2 million for the offset of loans identified in the analysis of potential loan losses that are subject to the loss share agreement with the FDIC. Of those anticipated losses, 80% can be reimbursed by the FDIC and the FDIC indemnification asset has a corresponding increase of $2.2 million for those anticipated losses. The decrease was the result of several components related to the analysis of the Corporation's Allowance for Loan and Lease Losses.

Net charge-offs for 2012 were $8.3 million as compared to $9.0 million for 2011 and $8.0 million for 2010. Non-accrual loans decreased to $35.8 million at December 31, 2012 from $38.1 million at December 31, 2011. The decrease occurred despite a $4.7 million increase in non-accruals from the acquisition of Freestar Bank on December 30, 2011. Loans past due 90 days and still on accrual increased to $3.4 million compared to $2.0 million at December 31, 2011.

NON-INTEREST INCOME

Non-interest income of $39.5 million increased $6.2 million from the $33.3 million earned in 2011. Electronic banking fees and gains from the sale of mortgage loans were the primary drivers of this increase.

NON-INTEREST EXPENSES

Non-interest expenses increased to $93.1 million for 2012 from $75.2 million for 2011. The largest increase was in salaries and benefits at $ 10.8 million. Salaries increased $5.6 million while benefits increased $5.2 million. The salaries relate to the acquisition of Freestar and staffing for the four new branch locations acquired from the FDIC. Those were expenses not in the financial statement of previous years. The benefits expense increase of $5.2 million was primarily driven by an increase in pension expense of $3.3 million. The pension plan was frozen for most employees during 2012. Other expenses were up $4.9 million from 2011. Over $1 million of these were one-time costs associated with the acquisition and integration of Freestar Bank.

INCOME TAXES

The Corporation's federal income tax provision was $13.8 million in 2012 compared to a provision of $14.4 million in 2011. The overall effective tax rate in 2012 of 29.6% increased as compared to a 2011 effective rate of 27.9%.

COMPARISON OF 2011 TO 2010

Net income for 2011 was $37.2 million or $2.83 per share compared to $28.0 million in 2010 or $2.14 per share. This increase in net income was primarily driven by the improved net interest margin of 15 basis points from 4.35% to 4.50%.

Net interest income increased $2.6 million in 2011 compared to 2010 as total average interest-earning assets remained stable. This increase was primarily the result of the cost of funding declining at a faster pace than the decline in the earnings on earning assets. The provision for loan losses decreased $3.4 million from $9.2 million in 2010 to $5.8 million in 2011. Net non-interest income and expense decreased $5.6 million from 2010 to 2011. Non-interest expenses decreased $2.0 million while non-interest income increased $3.5 million. The increase in non-interest income resulted primarily from reduced impairment losses and lower non-interest expense resulted from reduced FDIC expense and reduced incentive expense.

The provision for income taxes increased $2.4 million from 2010 to 2011 and the effective tax rate decreased 2% in 2011 from 2010 as nontaxable income increased.

COMPARISON AND DISCUSSION OF 2012 BALANCE SHEET TO 2011

The Corporation's total assets decreased 2.0% or $58.7 million at December 31, 2012, from a year earlier. Available-for-sale securities increased $24.7 million at December 31, 2012, from the previous year. Loans, net of unearned income, decreased by $41.8 million to $1.85 billion. Deposits increased by $1.6 million while borrowings decreased by $86.2 million. Total shareholders' equity increased $25.2 million to $372.1 million at December 31, 2012. Net income was partially offset by higher dividends. There were also 49,825 shares from the treasury with a value of $1.44 million that were contributed to the ESOP plan in 2012 compared to 46,250 shares with a value of $1.56 million in 2011.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2012 the portfolio's balance increased by 3.7%. The average life of the portfolio increased from 4.0 years in 2011 to 4.2 years in 2012. The portfolio structure will continue to provide cash flows to be reinvested during 2013.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2012
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$1,382	4.78%	$3,261	6.06%	$62,178	4.60%	$184,872	5.75%	$251,693
Collateralized mortgage obligations (1)	40	3.70%	1,096	4.87%	11,789	3.94%	220,395	2.92%	233,320
States and political subdivisions	11,165	4.13%	37,782	3.92%	81,539	3.61%	68,999	3.87%	199,485
Corporate obligations	-	0.00%	-	0.00%	-	0.00%	6,122	0.00%	6,122
Total	12,587	4.20%	42,139	4.11%	155,506	4.03%	480,388	4.11%	690,620
Equities		0.00%		0.00%		0.00%	380	0.00%	380
TOTAL	$12,587		$42,139		$155,506		$480,768		$691,000

(1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2011
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$2	7.50%	$11,287	4.01%	$83,897	4.44%	$220,716	4.37%	$315,902
Collateralized mortgage obligations (1)	-	0.00%	2,384	5.20%	19,438	4.39%	126,125	4.17%	147,947
States and political subdivisions	8,465	7.22%	42,309	6.17%	71,071	5.40%	73,736	6.03%	195,581
Corporate obligations	-	0.00%	-	0.00%	-	0.00%	4,771	1.94%	4,771
Total	8,467	7.22%	55,980	5.69%	174,406	4.83%	425,348	4.57%	664,201
Equities		0.00%		0.00%		0.00%	2,086	0.00%	2,086
TOTAL	$8,467		$55,980		$174,406		$427,434		$666,287

(1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2012 are set forth in the following analyses.

(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Loan Category
Commercial	$1,088,144	$1,099,324	$896,107	$870,977	$720,281
Residential	496,237	505,600	437,576	447,379	436,388
Consumer	268,507	289,717	307,403	314,561	303,123
TOTAL	$1,852,888	$1,894,641	$1,641,086	$1,632,917	$1,459,792

Credit card loans held-for-sale	$-	$-	$-	$-	$12,800

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$421,495	$538,980	$127,669	$1,088,144
TOTAL

Residential				496,237
Consumer				268,507
TOTAL				$1,852,888

Loans maturing after one year with:
Fixed interest rates		$167,611	$114,053
Variable interest rates		371,369	13,616
TOTAL		$538,980	$127,669

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Amount of loans outstanding at December 31,	$1,852,888	$1,894,641	$1,641,086	$1,632,917	$1,459,792

Average amount of loans by year	$1,863,014	$1,637,471	$1,636,254	$1,563,274	$1,451,911

Allowance for loan losses at beginning of year	$19,241	$22,336	$19,437	$16,280	$15,351
Loans charged off:
Commercial	4,176	5,336	7,099	2,997	2,406
Residential	2,598	2,811	872	1,881	1,274
Consumer	3,640	2,969	4,503	6,783	5,914
Total loans charged off	10,414	11,116	12,474	11,661	9,594

Recoveries of loans previously charged off:
Commercial	644	938	2,319	574	704
Residential	100	95	258	523	101
Consumer	1,387	1,108	1,934	1,851	1,863
Total recoveries	2,131	2,141	4,511	2,948	2,668
Net loans charged off	8,283	8,975	7,963	8,713	6,926
Provision charged to expense *	11,000	5,880	10,862	11,870	7,855
Balance at end of year	$21,958	$19,241	$22,336	$19,437	$16,280
Ratio of net charge-offs during period to average loans outstanding	0.44%	0.55%	0.49%	0.56%	0.48%

* In 2012 the provision charged to expense was reduced by $2.2 million for the increase to the FDIC

Indemnification asset. In 2011 and 2010 it was reduced by $125 thousand and $1.7 million, respectively.

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

Included in the $1.9 billion of loans outstanding at December 31, 2012 are $27.8 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are $245 million of loan acquired on December 30, 2011 in the Freestar acquisition. These acquired loans are recorded at fair value with no carryover of Freestar’s allowance for loan losses. The loans acquired had a contractual balance due of $254 million. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $29 million and a fair value of $20 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The Corporation’s unallocated allowance position of $1.7 million at December 31, 2012 has increased from $505 thousand at December 31, 2011. The unallocated position decreased in 2011. Management has determined the unallocated allowance position to be reasonable based on the trend analysis of the loan portfolio. Non-performing loans of $58.8 million at December 31, 2012 increased from $56.4 million at December 31, 2011. There was an additional $4.7 million of non-accrual loans added with the acquisition of Freestar Bank. Net charge-offs totaled $8.3 million compared to $9.0 million during 2011. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Commercial	$10,987	$12,119	$12,809	$12,218	$9,963
Residential	5,426	2,728	2,873	1,546	1,485
Consumer	3,879	3,889	4,551	5,032	4,483
Unallocated	1,666	505	2,103	641	349
TOTAL ALLOWANCE FOR LOAN LOSSES	$21,958	$19,241	$22,336	$19,437	$16,280

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. In 2012 there were two commercial loans totaling $5.1 million added to restructured loans and in 2010, and still outstanding the increase in restructured loans was mainly due to adding commercial loans totaling $14.9 million to restructured loans.The remainder is mostly smaller balance residential loans. The current economic environment has resulted in an increase in the use of restructured loans as a means to manage problem loans. Some restructured loans are also on non-accrual and are only included in the total of restructured loans.

(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Non-accrual loans	$36,794	$38,102	$38,517	$35,953	$12,486
Restructured loans	19,671	16,275	17,094	90	98
Accruing loans past due over 90 days	3,362	2,047	3,185	8,218	3,624
	$59,827	$56,424	$58,796	$44,261	$16,208

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 37% at December 31, 2012, compared to 34% in 2011. The ratio of nonperforming loans excluding covered loans was 42% at December 31, 2012 and 41% at December 31, 2011. There were $2.4 and $3.6 million of covered loans included in restructured loans in 2012 and 2011 respectively. The following loan categories comprise significant components of the nonperforming loans at December 31, 2012 and 2011:

(Dollar amounts in thousands)	2012		2011
Non-accrual loans:
Commercial loans	$21,900	60%	$26,590	70%
Residential loans	13,201	36%	9,477	25%
Consumer loans	1,693	5%	2,035	5%
	$36,794	100%	$38,102	100%

Past due 90 days or more:
Commercial loans	$1,481	44%	$610	30%
Residential loans	1,750	52%	1,358	66%
Consumer loans	131	4%	79	4%
	$3,362	100%	$2,047	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2012		2011
Non-accrual loans:
Commercial loans	$4,114	95%	$5,086	91%
Residential loans	217	5%	506	9%
Consumer loans	-	0%	-	0%
	$4,331	100%	$5,592	100%

Past due 90 days or more:
Commercial loans	$539	86%	$182	44%
Residential loans	91	14%	226	55%
Consumer loans	-	0%	5	1%
	$630	100%	$413	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2012, 2011 and 2010.

	2012		2011		2010
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$439,206		$336,038		$300,760
Interest-bearing demand deposits	439,368	0.19%	361,533	0.17%	330,168	0.23%
Savings deposits	737,035	0.13%	612,742	0.15%	540,370	0.20%
Time deposits: $100,000 or more	183,635	1.12%	181,380	1.58%	214,266	1.85%
Other time deposits	469,454	1.01%	434,784	1.79%	483,294	2.17%
TOTAL	$2,268,698		$1,926,477		$1,868,858

The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2012, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$36,428
Over 3 through 6 months	45,100
Over 6 through 12 months	51,029
Over 12 months	81,052
TOTAL	$213,609

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $119.7 million in 2012 compared to $140.2 million in 2011. The FHLB advances acquired in the acquisition had a fair value of $16.6 million. Other borrowings acquired totaled $6.2 million in trust preferred securities that were included in the assumption of liabilities of PNB Holding Co, the parent company of Freestar Bank. These securities were called at the end of 2012. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2012.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2012 and 2011 was 38.4% and 33.3%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2012. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.56% over the next 12 months and increase 6.40% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.91% over the next 12 months and decrease 2.78% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.70%	-5.17%	-7.45%
Down 100	-0.91%	-2.78%	-3.98%
Up 100	3.56%	6.40%	9.46%
Up 200	4.91%	10.50%	16.97%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $111.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $8.9 million in securities to be called within the next 12 months.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$1,666,791	$-	$-	$-	$1,666,791
Consumer certificates of deposit		345,615	200,528	61,864	1,336	609,343
Short-term borrowings	11	40,551	-	-	-	40,551
Other borrowings	12	61,320	47,594	10,791	-	119,705

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2012. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$362,010	$183,456	$178,554
Commercial letters of credit	7,717	4,109	3,608

Commitments to extend credit, including loan commitments, standby and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OUTLOOK

The Corporation's primary market is west-central Indiana and east-central Illinois. The market is primarily driven by the retail, higher education and health care industries. Typically, this market does not expand or contract at rates that are experienced by both the state and national economies. It is not anticipated that labor conditions will improve dramatically in 2013, although a gradual improvement in both the labor markets and retail sales is anticipated. The Corporation anticipates moderate growth opportunities in 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on pages 29 and 30 of this Form 10-K is incorporated herein by reference in response to this item.

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has issued a report dated March 15, 2013 on the Corporation's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited First Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana March 15, 2013

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2012	2011
ASSETS
Cash and due from banks	$87,230	$134,280
Federal funds sold	20,800	11,725
Securities available-for-sale	691,000	666,287
Loans, net of allowance of $21,958 in 2012 and $19,241 in 2011	1,829,978	1,874,438
Restricted Stock	21,292	22,282
Accrued interest receivable	12,024	12,947
Premises and equipment, net	47,308	40,105
Bank-owned life insurance	77,295	82,646
Goodwill	37,612	36,897
Other intangible assets	3,893	5,142
Other real estate owned	7,722	4,964
FDIC Indemnification Asset	2,632	2,384
Other assets	56,622	59,964
TOTAL ASSETS	$2,895,408	$2,954,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$465,954	$435,236
Interest-bearing:
Certificates of deposit of $100 or more	213,610	242,001
Other interest-bearing deposits	1,596,570	1,597,262
	2,276,134	2,274,499
Short-term borrowings	40,551	100,022
Other borrowings	119,705	146,427
Other liabilities	86,896	86,152
TOTAL LIABILITIES	2,523,286	2,607,100

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,490,609 in 2012 and 14,450,966 in 2011.
Outstanding shares-13,287,348 in 2012 and 13,197,880 in 2011	1,808	1,806
Additional paid-in capital	69,989	69,328
Retained earnings	338,342	318,130
Accumulated other comprehensive income (loss)	(7,472)	(10,494)
Less: Treasury shares at cost-1,203,261 in 2012 and 1,253,086 in 2011	(30,545)	(31,809)

TOTAL SHAREHOLDERS’ EQUITY	372,122	346,961
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,895,408	$2,954,061

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2012	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$99,196	$91,392	$96,206
Securities:
Taxable	13,542	16,161	18,597
Tax-exempt	7,246	6,779	6,664
Other	2,321	2,009	2,115
TOTAL INTEREST AND DIVIDEND INCOME	122,305	116,341	123,582

INTEREST EXPENSE:
Deposits	8,520	12,127	16,306
Short-term borrowings	140	187	325
Other borrowings	4,733	4,833	10,335
TOTAL INTEREST EXPENSE	13,393	17,147	26,966

NET INTEREST INCOME	108,912	99,194	96,616

Net Provision for loan losses	8,773	5,755	9,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	100,139	93,439	87,416

NON-INTEREST INCOME:
Trust and financial services	5,804	4,544	4,547
Service charges and fees on deposit accounts	9,742	8,995	10,342
Other service charges and fees	9,710	8,289	7,759
Securities gain, net	886	6	1,321
Other-than-temporary loss
Total impairment loss	(11)	(110)	(4,260)
Loss recognized in other comprehensive income
Net impairment loss recognized in earnings	(11)	(110)	(4,260)
Insurance commissions	7,422	7,347	6,759
Gain on sale of mortgage loans	4,590	1,957	2,206
Other	1,404	2,312	1,123
TOTAL NON-INTEREST INCOME	39,547	33,340	29,797
NON-INTEREST EXPENSES:
Salaries and employee benefits	56,211	45,362	44,887
Occupancy expense	5,746	4,777	4,707
Equipment expense	5,489	4,352	4,761
Federal Deposit Insurance	1,949	1,804	2,847
Other	23,661	18,892	20,000
TOTAL NON-INTEREST EXPENSE	93,056	75,187	77,202
INCOME BEFORE INCOME TAXES	46,630	51,592	40,011

Provision for income taxes	13,818	14,397	11,967
NET INCOME	$32,812	$37,195	$28,044
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	$691	$8,857	$449
Change in funded status of post retirement benefits, net of taxes	$2,331	$(9,982)	$(1,914)
COMPREHENSIVE INCOME	$35,834	$36,070	$26,579
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.48	$2.83	$2.14
Weighted average number of shares outstanding (in thousands)	13,240	13,163	13,120

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2010	$1,806	$68,739	$277,357	$(7,904)	$(33,515)	$306,483

Net income	-	-	28,044	-	-	28,044
Other comprehensive loss, net of tax:
Change in net unrealized gains/losses on securities available-for-sale, net	-	-	-	449	-	449
Change in unrealized gains/losses on post-retirement benefits	-	-	-	(1,914)	-	(1,914)
Contribution of 45,000 shares to ESOP	-	205	-	-	1,142	1,347
Treasury stock purchase (23,000 shares)	-	-	-	-	(610)	(610)
Cash Dividends, $.92 per share	-	-	(12,082)	-	-	(12,082)

Balance, December 31, 2010	1,806	68,944	293,319	(9,369)	(32,983)	321,717

Net income	-	-	37,195	-	-	37,195
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	8,857	-	8,857
Change in net unrealized gains/(losses) on retirement plans	-	-	-	(9,982)	-	(9,982)
Contribution of 46,250 shares to ESOP	-	384	-	-	1,174	1,558
Cash Dividends, $.94 per share	-	-	(12,384)	-	-	(12,384)

Balance, December 31, 2011	1,806	69,328	318,130	(10,494)	(31,809)	346,961

Net income	-	-	32,812	-	-	32,812
Change in net unrealized gains/(losses) on securities available for-sale	-	-	-	691	-	691
Change in net unrealized gains/(losses) on retirement plans	-	-	-	2,331	-	2,331
Omnibus Equity Incentive Plan	2	486				488
Contribution of 49,825 shares to ESOP	-	175	-	-	1,264	1,439
Cash Dividends, $.95 per share	-	-	(12,600)	-	-	(12,600)

Balance, December 31, 2012	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,812	$37,195	$28,044
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	3,492	274	(840)
Provision for loan losses	8,773	5,755	9,200
Securities impairment loss recognized in earnings	11	110	4,260
Securities (gains) losses	(886)	(6)	(1,321)
Depreciation and amortization	5,105	3,897	4,643
Provision for deferred income taxes	(143)	624	(5,940)
Net change in accrued interest receivable	923	500	797
Contribution of shares to ESOP	1,439	1,558	1,347
Stock compensation expense	488	-	-
Gain on sale of mortgage loans	(4,590)	(1,957)	(2,206)
Loss on sales of other real estate	69	370	283
Other, net	7,160	(7,739)	10,293
NET CASH FROM OPERATING ACTIVITIES	54,653	40,581	48,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	25,812	25	12,248
Calls, maturities and principal reductions on securities available-for-sale	142,475	139,179	223,862
Purchases of securities available-for-sale	(194,475)	(134,770)	(211,062)
Loans made to customers, net of payments	(137,684)	(106,012)	(132,997)
Net change in federal funds sold	(9,075)	1,044	16,472
Purchase of bank owned life insurance	(1,551)	(4,500)	-
Redemption of bank owned life insurance	9,180	-	-
Redemption of restricted stock	1,185	4,952	2,527
Purchase of restricted stock	(186)	-	-
Purchase of customer list	(114)	-	-
Cash received from sale of mortgage loans	167,227	86,601	116,462
Cash received (disbursed) from purchase of business unit	-	14,849	(609)
Sale of other real estate	4,285	4,573	3,727
Additions to premises and equipment	(10,945)	(1,476)	(2,406)
NET CASH FROM INVESTING ACTIVITIES	(3,866)	4,465	28,224
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	149	10,202	113,180
Net change in other short-term borrowings	(59,471)	36,746	3,670
Dividends paid	(12,425)	(12,231)	(11,940)
Purchases of treasury stock	-	-	(610)
Proceeds from other borrowings	-	-	2,000
Repayments on other borrowings	(26,090)	(3,994)	(208,944)
NET CASH FROM FINANCING ACTIVITIES	(97,837)	30,723	(102,644)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,050)	75,769	(25,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	134,280	58,511	84,371
CASH AND CASH EQUIVALENTS, END OF YEAR	$87,230	$134,280	$58,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$13,837	$17,358	$28,051
Income Taxes	$12,638	$16,565	$15,713

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A. headquartered in Vigo County, Indiana, The Morris Plan Company of Terre Haute (Morris Plan), Forrest Sherer Inc., a full-line insurance agency headquartered in Terre Haute, Indiana, and FFB Risk Management Co., Inc., a captive insurance subsidiary headquartered in Las Vegas, Nevada. Inter-company transactions and balances have been eliminated.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2012, $583.7 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

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

The Corporation operates 68 branches in west-central Indiana and east-central Illinois. First Financial Bank is the largest bank in Vigo County. It operates 11 full-service banking branches within the county; one in Daviess County, Indiana.; five in Clay County, Indiana; one in Gibson County, Indiana.; one in Greene County, Indiana; four in Knox County, Indiana; five in Parke County, Indiana; one in Putnam County, Indiana; five in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; five in Champaign County, Illinois; one in Clark County, Illinois; one in Coles County, Illinois; three in Crawford County, Illinois; one in Jasper County, Illinois; one in Lawrence County, Illinois; three in Livingston County, Illinois; four in McLean County, Illinois; two in Richland County, Illinois; six in Vermilion County, Illinois; and one in Wayne County, Illinois. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, goodwill, carrying value of intangible assets, loan servicing rights, other-than-temporary securities impairment and the fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $7.1 million, $3.5 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010 respectively.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan fees and costs over the loan term without anticipating prepayments. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. In all cases, loans are placed on non-accrual or charged-off if collection of principal or interest is considered doubtful. The above policies are consistent for all segments of loans.

Certain Purchased Loans: The Corporation purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased loans are accounted for individually. The Corporation estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a provision for loan loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Concentration of Credit Risk: Most of the Corporation's business activity is with customers located within west central Indiana and east central Illinois. Therefore, the Corporation's exposure to credit risk is significantly affected by changes in the economy of this area. A major economic downturn in this area would have a negative effect on the Corporation's loan portfolio.

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

The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history experienced over the most recent four years, using a weighted average which places more emphasis on the more current years within the loss history window. This actual loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquent, classified, and impaired loans; levels of and trends in charge-offs and recoveries; national and local economic trends and conditions; changes in lending policies and procedures; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; credit concentrations; value of underlying collateral for collateral dependent loans; and other external factors such as competition and legal and regulatory requirements. The following portfolio segments have been identified: commercial loans, residential loans and consumer loans. A characteristic of the commercial loan segment is that the loans are for business purchases. A characteristic of the residential loan segment is that the loans are secured by residential properties. A characteristic of the consumer loan segment is that the loans are to for automobiles and other consumer purchases. Local economic conditions, including elevated unemployment rates, resulted in higher consumer loan delinquencies. For these reasons, consumer loans have the highest adjustments to the historical loss rate. These same factors along with declining real estate values resulted in the residential loan portfolio segment having the next highest level of adjustment to the historical loss rate. The commercial loan portfolio segment had the lowest level of adjustment to the historical loss rate. Adjustments were made for the increasing levels of and trends in delinquent, classified and impaired commercial loans. Commercial loans are generally well secured, which mitigates the risk of loss and has contributed to the low historical loss rate.

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase in the FDIC indemnification asset is recorded as an offset to the provision for loan losses. During 2012, 2011 and 2010, the provision for loan losses was offset by $2.2 million, $125 thousand and $1.7 million related to the increases in the FDIC indemnification asset.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010. Late fees and ancillary fees related to loan servicing are not material.

Stock based compensation: Compensation cost is recognized for restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant. Market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the requisite service period.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and acquired customer list intangible assets arising from the whole bank, insurance agency and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated basis over their estimated useful lives, which are 12 and 10 years, respectively.

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

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $142 thousand, $144 thousand and $183 thousand, resulting in a deferred compensation liability of $2.6 million at both December 31, 2012 and 2011.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally do not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2012, 2011and 2010. There is a liability of $15.0 million and $15.4 million as of year-end 2012 and 2011. In 2010 the Corporation adopted incentive compensation plans designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and will payout within 75 days of the three year vesting period beginning with December 31, 2012. The compensation expense related to the plans in 2012, 2011 and 2010 was $1.3 million, $972 thousand and $2.2 million, respectively, and resulted in a liability of $1.6 million at December 31, 2012 and $2.2 million at December 31, 2011.

The Omnibus Equity Incentive Plan is a long term incentive plan that was designed to align the interests of participants with the interest of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Adoption of New Accounting Standards: In October 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government assisted acquisition of a financial institution. When an entity recognizes such an indemnification asset and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs as a result of a change in the cash flows expected to be collected on the indemnified asset, the guidance requires the entity to recognize the change in the measurement of the indemnification asset on the same basis as the indemnified assets. Any amortization of changes in value of the indemnification asset should be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition.

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition.

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2012
	Fair Value Measurment Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$-	$1,886	$-	$1,886
Mortgage-backed securities, residential	-	244,676	-	244,676
Mortgage-backed securities, commercial	-	5,131	-	5,131
Collateralized mortgage obligations	-	233,320	-	233,320
State and municipal obligations	-	189,574	9,911	199,485
Collateralized debt obligations	-	-	6,122	6,122
Equity Securities	380	-	-	380
TOTAL	$380	$674,587	$16,033	$691,000
Derivative Assets		$2,053
Derivative Liabilities		(2,053)

	December 31, 2011
	Fair Value Measurment Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$-	$4,013	$-	$4,013
Mortgage-backed securities, residential	-	311,788	-	311,788
Mortgage-backed securities, commercial	-	101	-	101
Collateralized mortgage obligations	-	147,947	-	147,947
State and municipal obligations	-	186,056	9,525	195,581
Collateralized debt obligations	-	-	4,771	4,771
Equity Securities	375	-	1,711	2,086
TOTAL	$375	$649,905	$16,007	$666,287
Derivative Assets		$2,447
Derivative Liabilities		(2,447)

There were no transfers between Level 1 and Level 2 during 2012 and 2011.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2012 and 2011.

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	December 31, 2012
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	(446)	-	(96)	(542)
Included in other comprehensive income	-	-	1,556	1,556
Transfers & Purchases	-	1,186	-	1,186
Settlements	(1,265)	(800)	(109)	(2,174)
Ending balance, December 31	$-	$9,911	$6,122	$16,033

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	December 31, 2011
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,518	$-	$2,190	$3,708
Total realized/unrealized gains or losses
Included in earnings	-	-	-	-
Included in other comprehensive income	193	-	2,581	2,774
Transfers & Purchases	-	9,672	-	9,672
Settlements	-	(147)	-	(147)
Ending balance, December 31	$1,711	$9,525	$4,771	$16,007

There were no unrealized gains and losses recorded in earnings for the year ended December 31, 2012or 2011.

The fair value for certain local municipal securities with a fair value of $1.2 million as of December 31, 2012 were acquired and classified Level 3 because of a lack of observable market data for these investments due to a little market activity for these securities. The fair value for certain local municipal securities with a fair value of $9.7 million as of December 31, 2011 was transferred out of Level 2 into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for this security.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $26.0 million, after a valuation allowance of $7.6 million at December 31, 2012 and at a fair value of $28.4 million, net of a valuation allowance of $4.3 million at December 31, 2011. The impact to the provision for loan losses for the twelve months ended December 31, 2012 and December 31, 2011 was $4.2 million and $3.3 million, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2012 with a value of $7.7 million was reduced $234 thousand for fair value adjustment. At December 31, 2012 other real estate owned was comprised of $5.7 million from commercial loans and $2.0 million from residential loans. Other real estate owned at December 31, 2011 with a value of $5.0 million was reduced $892 thousand for fair value adjustment. At December 31, 2011 other real estate owned was comprised of $2.8 million from commercial loans and $2.2 million from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 5% to 20%. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2012.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$9,911	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	0%
Other real estate	$7,722	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	25,948	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents loans identified as impaired by class of loans as of December 31, 2012 and 2011.

	December 31, 2012
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,098	$3,153	$13,945
Farmland	891	191	700
Non Farm, Non Residential	7,386	293	7,093
Agriculture	-	-	-
All Other Commercial	1,209	52	1,157
Residential
First Liens	1,254	126	1,128
Home Equity	179	-	179
Junior Liens	-	-	-
Multifamily	5,540	3,794	1,746
All Other Residential	-	-	-
Consumer
Motor Vehicle	-	-	-
All Other Consumer	-	-	-
TOTAL	$33,557	$7,609	$25,948

	December 31, 2011
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,890	$2,664	$15,226
Farmland	891	49	842
Non Farm, Non Residential	9,260	957	8,303
Agriculture	-	-	-
All Other Commercial	1,517	66	1,451
Residential
First Liens	1,963	190	1,773
Home Equity	-	-	-
Junior Liens	879	347	532
Multifamily	250	-	250
All Other Residential	-	-	-
Consumer
Motor Vehicle	-	-	-
All Other Consumer	-	-	-
TOTAL	$32,650	$4,273	$28,377

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,230	$21,333	$65,897	$-	$87,230
Federal funds sold	20,800	-	20,800	-	20,800
Securities available—for—sale	691,000	380	674,587	16,033	691,000
Restricted stock	21,292	n/a	n/a	n/a	n/a
Loans, net	1,829,978	-	-	1,916,256	1,916,256
FDIC Indemnification Asset	2,632	-	2,632	-	2,632
Accrued interest receivable	12,024	-	2,980	9,044	12,024
Deposits	(2,276,134)	-	(2,280,910)	-	(2,280,910)
Short—term borrowings	(40,551)	-	(40,551)	-	(40,551)
Federal Home Loan Bank advances	(119,705)	-	(124,933)	-	(124,933)
Accrued interest payable	(1,163)	-	(1,163)	-	(1,163)

	December 31, 2011
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$134,280	$19,356	$114,924	$-	$134,280
Federal funds sold	11,725	-	11,725	-	11,725
Securities available-for-sale	666,287	375	649,905	16,007	666,287
Restricted stock	22,282	n/a	n/a	n/a	n/a
Loans, net	1,874,438	-		1,888,263	1,888,263
FDIC Indemnification Asset	2,384	-	2,384	-	2,384
Accrued interest receivable	12,947	-	3,303	9,644	12,947
Deposits	(2,274,499)	-	(2,279,739)	-	(2,279,739)
Short-term borrowings	(100,022)	-	(100,022)	-	(100,022)
Federal Home Loan Bank advances	(140,231)	-	(144,089)	-	(144,089)
Other borrowings	(6,196)	-	(6,196)	-	(6,196)
Accrued interest payable	(1,829)	-	(1,829)	-	(1,829)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $9.2 million and $9.3 million at December 31, 2012 and 2011, respectively.

4.	SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2012
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,807	$79	$-	$1,886
Mortgage-backed securities, residential	231,316	13,373	(13)	244,676
Mortgage-backed securities, commercial	5,146	1	(16)	5,131
Collateralized mortgage obligations	230,739	2,827	(246)	233,320
State and municipal obligations	187,044	12,518	(77)	199,485
Collateralized debt obligations	12,243	1,761	(7,882)	6,122
Equity Securities	320	60	-	380
TOTAL	$668,615	$30,619	$(8,234)	$691,000

	December 31, 2011
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$3,979	$34	$-	$4,013
Mortgage-backed securities, residential	296,646	15,142	-	311,788
Mortgage-backed securities, commercial	98	3	-	101
Collateralized mortgage obligations	144,850	3,097	-	147,947
State and municipal obligations	183,854	11,738	(11)	195,581
Collateralized debt obligations	14,031	150	(9,410)	4,771
Equity Securities	1,596	490	-	2,086
TOTAL	$645,054	$30,654	$(9,421)	$666,287

As of December 31, 2011, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $333.1 million and $264.0 million at December 31, 2012 and 2011, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales during the years ended December 31, 2012, 2011 and 2010, respectively.

(Dollar amounts in thousands)	2012	2011	2010
Proceeds	$25,812	$25	$12,248
Gross gains	891	2	1,507
Gross losses	(5)	-	(213)

Additional gains of $2 thousand and losses of $2 thousand in 2012 and $4 thousand and $27 thousand of gains, respectively in 2011 and 2010 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2012 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$11,022	$11,205
Due after one but within five years	37,097	38,879
Due after five but within ten years	87,877	93,326
Due after ten years	295,837	297,402
	431,833	440,812
Mortgage-backed securities and equities	236,782	250,188
TOTAL	$668,615	$691,000

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2012 and 2011.

	December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$7,245	$(13)	$-	$-	$7,245	$(13)
Mortgage-backed securities, commercial	5,086	(16)			5,086	(16)
Collateralized mortgage obligations	46,121	(246)			46,121	(246)
State and municipal obligations	8,611	(77)			8,611	(77)
Collateralized debt obligations	-	-	4,032	(7,882)	4,032	(7,882)
Total temporarily impaired securities	$67,063	$(352)	$4,032	$(7,882)	$71,095	$(8,234)

	December 31, 2011
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal obligations	$1,110	$(11)	$-	$-	$1,110	$(11)
Collateralized debt obligations	-	-	3,603	(9,410)	3,603	(9,410)
Total temporarily impaired securities	$1,110	$(11)	$3,603	$(9,410)	$4,713	$(9,421)

The Corporation held 36 investment securities with an amortized cost greater than fair value as of December 31, 2012. The unrealized losses on mortgage-backed and state and municipal obligations represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Gross unrealized losses on investment securities were $8.2 million as of December 31, 2012 and $9.4 million as of December 31, 2011. A majority of these losses represent negative adjustments to fair value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer.

A significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those three CDO’s have a contractual balance of $27.3 million at December 31, 2012 which has been reduced to $5.4 million by $1.0 million of interest payments received, $15.0 million of cumulative OTTI charges recorded through earnings to date and $6.0 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2012 from 28% to 91%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class.

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO, with an amortized cost of $830 thousand and a fair value of $731 thousand, is currently rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325 as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 3.58 to 88.07 while Moody’s Investor Service pricing ranges from 3.25 to 94.15, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

In 2012 the Corporation recognized $11 thousand of OTTI on stock held in a financial institution. In 2011 there was $110 thousand of OTTI recognized on the same financial institution equity security that is still held at December 31, 2012.

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2012:

(Dollar amounts in thousands)	2012	2011	2010
Beginning balance, January 1,	$15,180	$15,070	$11,359
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized	11	110	(549)
Amounts realized for securities sold during the period	(208)	-	-
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	-	-	-
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	-	-	4,260
Ending balance, December 31,	$14,983	$15,180	$15,070

5.	LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011
Commercial	$1,088,144	$1,099,324
Residential	496,237	505,600
Consumer	268,507	289,717
Total gross loans	1,852,888	1,894,641
Less: unearned income	(952)	(962)
Allowance for loan losses	(21,958)	(19,241)
TOTAL	$1,829,978	$1,874,438

Loans in the above summary include loans totaling $27.8 million and $35.0 million at December 31, 2012 and 2011 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2012 and 2011, loans held for sale included $8.8 million and $4.1 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2012, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $58.5 million at the beginning of the year. During 2012, advances of $27.2 million, repayments of $11.6 million and decreases of $12.6 million resulting from changes in personnel were made with respect to related party loans for an aggregate dollar amount outstanding of $61.5 million at December 31, 2012.

Loans serviced for others, which are not reported as assets, total $543.6 million and $450.1 million at year-end 2012 and 2011. Custodial escrow balances maintained in connection with serviced loans were $2.64 million and $1.89 million at year-end 2012 and 2011.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011	2010
Servicing rights:
Beginning of year	$2,429	$2,080	$2,034
Additions*	868	1,035	810
Amortized to expense	(1,072)	(686)	(764)
End of year	$2,225	$2,429	$2,080

  * In 2011 $520 thousand is from the acquisition of Freestar Bank

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $3.2 million and $3.3 million at year end 2012 and 2011. There was no valuation allowance in 2012 or 2011.

Fair value for 2012 was determined using a discount rate of 9%, prepayment speeds ranging from 262% to 550%, depending on the stratification of the specific right. Fair value at year end 2011 was determined using a discount rate of 9%, prepayment speeds ranging from 139% to 700%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

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

First Financial paid PNB cash in the amount of $47 million and assumed certain liabilities of PNB in the aggregate amount of approximately $8.2 million. The acquisition consisted of assets and liabilities with a fair value of approximately $414.0 million, including $245.3 million of loans, $95.5 million of investment securities, $62.0 million of cash and cash equivalents and $361.2 million of deposits. A customer related core deposit intangible asset of $2.1 million was also recorded. Based upon the acquisition date fair values of the net assets acquired, goodwill of $29.8 million was recorded, all of which is expected to be tax deductable. Loans acquired include purchase credit impaired loans with a fair value of $48.1 million which have a contractual amount due of $55.6 million. The purchase premium paid, holding company debt assumed and amount paid in excess of the loans fair value are the primary components of goodwill. $715 thousand was added to goodwill in the second quarter as a result of the determination the terms of a land lease required rents in excess of current market rents. A liability was recorded which will result in rent expense being recorded at market rates. As required by acquisition accounting rules, this adjustment is reflected retrospectively, at December 31, 2011. During the second quarter of 2012, management also completed their analysis of acquired loans and the determination of which loans were purchased credit impaired (PCI). As a result of that analysis, PCI loans were determined to have a fair value of $22.0 million and a contractual amount due of $29.0 million. The finalization of the loan analysis did not result in a change in loan fair value or goodwill..

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

No provision expense was included in either period for Freestar. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at acquisition date. A tax rate of 27.91% was used to adjust tax provision expense for the income statement impact in both periods. On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.0 million for losses and carrying expenses and currently carries a balance of $2.6 million in the indemnification asset. Included in the current balance is the estimate of $1.5 million for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2012.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at December 31, 2012 and 2011, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	ASC 310-30	Non ASC 310-30		2012
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$4,279	$23,475	$-	$27,754
Foreclosed Assets	-	-	720	720
Total Covered Assets	$4,279	$23,475	$720	$28,474

	ASC 310-30	Non ASC 310-30		2011
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$6,875	$28,173	$-	$35,048
Foreclosed Assets	-	-	1,665	1,665
Total Covered Assets	$6,875	$28,173	$1,665	$36,713

The rollforward of the FDIC Indemnification asset is as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011
Beginning balance	$2,384	$3,977
Accretion	-	38
Net changes in losses and expenses added	2,422	(192)
Reimbursements from the FDIC	(2,174)	(1,439)
TOTAL	$2,632	$2,384

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At December 31, 2012, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $236 thousand and $1.0 million allowance for credit losses related to these loans at December 31, 2012 and 2011, respectively. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

7.	ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011.

Allowance for Loan Losses:		December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	2,400	5,196	2,243	1,161	11,000
Loans charged -off	(4,176)	(2,598)	(3,640)	-	(10,414)
Recoveries	644	100	1,387	-	2,131
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958

  * Provision before decrease of $2.2 million in 2012 for increase in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	3,708	2,571	1,199	(1,598)	5,880
Loans charged -off	(5,336)	(2,811)	(2,969)	-	(11,116)
Recoveries	938	95	1,108	-	2,141
Ending Balance	$12,119	$2,728	$3,889	$505	$19,241

  * Provision before decrease of $125 thousand in 2011 for increase in FDIC indemnification asset

Changes in the allowance for loan losses for 2010 are summarized as follows:

December 31,
(Dollar amounts in thousands)	2010

Balance at beginning of year	$19,437
Provision for loan losses *	10,862
Recoveries of loans previously charged off	4,511
Loans charged off	(12,474)
BALANCE AT END OF YEAR	$22,336

  * In 2010 the provision charged to expense was reduced by $1.7 million for the increase to the FDIC Indemnification asset.

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2012 and 2011:

Allowance for Loan Losses:		December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,453	$3,920	$-	$-	$7,373
Collectively evaluated for impairment	7,286	1,506	3,879	1,666	14,337
Acquired with deteriorated credit quality	248	-	-	-	248
BALANCE AT END OF YEAR	$10,987	$5,426	$3,879	$1,666	$21,958

Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$23,721	$6,973	$-		$30,694
Collectively evaluated for impairment	1,056,861	487,486	269,882		1,814,229
Acquired with deteriorated credit quality	13,582	3,421	6		17,009
BALANCE AT END OF YEAR	$1,094,164	$497,880	$269,888		$1,861,932

Allowance for Loan Losses:		December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,071	$190	$-	$-	$3,261
Collectively evaluated for impairment	8,264	2,183	3,889	505	14,841
Acquired with deteriorated credit quality	784	355	-	-	1,139
BALANCE AT END OF YEAR	$12,119	$2,728	$3,889	$505	$19,241

Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$25,393	$2,213	$-		$27,606
Collectively evaluated for impairment	1,036,963	492,139	291,190		1,820,292
Acquired with deteriorated credit quality	43,389	12,986	11		56,386
BALANCE AT END OF YEAR	$1,105,745	$507,338	$291,201		$1,904,284

The following table presents loans individually evaluated for impairment by class of loan.

December 31, 2012			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$-	$-	$-	$1,013	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	1,679	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	-	-	-	150	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	50	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	17,262	17,098	3,153	16,738	-	-
Farmland	891	891	191	891	-	-
Non Farm, Non Residential	7,438	7,386	293	5,000	179	-
Agriculture	-	-	-	-	-	-
All Other Commercial	1,209	1,209	52	1,362	-	-
Residential
First Liens	1,254	1,254	126	1,230	-	-
Home Equity	179	179	-	75	-	-
Junior Liens	-	-	-	176	-	-
Multifamily	5,540	5,540	3,794	2,216	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$33,773	$33,557	$7,609	$30,580	$179	$-

For 2012, the unpaid principal balance has not been reduced for partial charge-offs.

December 31, 2011			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$-	$-	$-	$1,929	$165	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	4,444	4,444	-	3,262	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	750	750	-	150	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	250	250	-	50	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	17,890	17,866	2,664	16,746	-	-
Farmland	891	891	49	360	-	-
Non Farm, Non Residential	4,816	4,816	957	8,717	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	1,517	1,517	66	1,671	-	-
Residential
First Liens	1,213	1,213	190	2,014	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	879	879	347	937	-	-
Multifamily	-	-	-	510	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$32,650	$32,626	$4,273	$36,346	$165	$-

For 2011, the unpaid principal balance has been reduced for partial charge-offs.

(Dollar amounts in thousands)	2010
Average of impaired loans during the year	$27,772
Interest income recognized during impairment	660
Cash-basis interest income recognized	57

The following table presents the recorded investment in nonperforming loans by class of loans.

	Loans Past			Loans Past
	Due Over			Due Over
	90 Day Still	December 31, 2012		90 Day Still	December 31, 2011
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$724	$11,573	$9,360	$317	$12,590	$9,673
Farmland	231	-	907	74	-	979
Non Farm, Non Residential	491	4,836	6,718	237	-	12,542
Agriculture	69	-	104	-	-	225
All Other Commercial	-	-	4,811	-	-	3,171
Residential
First Liens	1,237	4,126	6,852	1,150	3,856	7,398
Home Equity	24	-	196	8	-	-
Junior Liens	538	-	405	154	898	1,240
Multifamily	101	-	5,598	-	-	668
All Other Residential	-	-	150	136	-	171
Consumer
Motor Vehicle	133	685	174	77	-	294
All Other Consumer	3	16	1,519	4	-	1,741
TOTAL	$3,551	$21,236	$36,794	$2,157	$17,344	$38,102

Covered loans included in loans past due over 90 days still on accrual are $630 thousand at December 31, 2012 and $413 thousand at December 31, 2011. Covered loans included in non-accrual loans are $4.3 million at December 31, 2012 and $5.6 million at December 31, 2011. Covered loans of $2.9 million are deemed impaired at December 31, 2012 and have allowance for loan loss allocated to them of $236 thousand. On December 31, 2011 there were $5.0 million of covered loans deemed impaired that had an allowance for loan loss allocated to them of $1.0 million. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings (TDRs). In 2012, new TDRs included two commercial loans totaling $5.1 million, four residential loans totaling $13 thousand and one hundred and fifty five consumer loans totaling $864 thousand. In 2012, the dollar amount of loans modified in trouble debt restructurings that defaulted within 12 months of their modification were charged off included one commercial loan for $879 thousand, one residential loan for $31 thousand and four installment loans totaling $14 thousand. In 2011, new TDRs included four commercial loans totaling $631 thousand and four residential loans totaling $212 thousand. In 2011, the dollar amount of loans modified in trouble debt restructurings that defaulted within 12 months of their modification and were charged off was insignificant to the allowance for loan losses. There was no impact to the provision for loan losses as a result of these transactions.

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2012 or 2011 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to 10 years.

The Corporation has allocated $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2012 and 2011. The Corporation has not committed to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2012	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,315	$861	$3,616	$5,792	$487,160	$492,952
Farmland	534	-	1,122	1,656	87,270	88,926
Non Farm, Non Residential	5,618	1,004	2,449	9,071	290,023	299,094
Agriculture	137	-	78	215	130,404	130,619
All Other Commercial	568	202	350	1,120	81,453	82,573
Residential
First Liens	8,359	1,659	4,599	14,617	336,230	350,847
Home Equity	143	15	24	182	43,317	43,499
Junior Liens	555	98	586	1,239	36,535	37,774
Multifamily	52	-	5,641	5,693	49,019	54,712
All Other Residential	214	-	-	214	10,834	11,048
Consumer
Motor Vehicle	4,164	600	182	4,946	241,303	246,249
All Other Consumer	225	93	3	321	23,318	23,639
TOTAL	$21,884	$4,532	$18,650	$45,066	$1,816,866	$1,861,932

			Greater
December 31, 2011	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,717	$740	$4,452	$7,909	$472,370	$480,279
Farmland	5	57	1,034	1,096	98,159	99,255
Non Farm, Non Residential	2,945	420	7,754	11,119	310,724	321,843
Agriculture	88	-	97	185	114,162	114,347
All Other Commercial	120	-	1,588	1,708	88,313	90,021
Residential
First Liens	11,435	2,016	5,316	18,767	340,269	359,036
Home Equity	175	62	8	245	44,939	45,184
Junior Liens	1,333	183	190	1,706	39,903	41,609
Multifamily	-	100	668	768	46,216	46,984
All Other Residential	128	-	136	264	14,261	14,525
Consumer
Motor Vehicle	3,450	563	77	4,090	260,102	264,192
All Other Consumer	174	48	5	227	26,782	27,009
TOTAL	$22,570	$4,189	$21,325	$48,084	$1,856,200	$1,904,284

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2012		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,680	$31,368	$31,442	$7,138	$7,025	$491,653
Farmland	81,977	2,718	1,616	-	805	87,116
Non Farm, Non Residential	249,614	25,764	22,038	831	42	298,289
Agriculture	119,789	8,921	134	-	62	128,906
All Other Commercial	69,952	132	11,239	54	803	82,180
Residential
First Liens	113,360	8,986	11,516	689	215,034	349,585
Home Equity	13,035	469	1,631	23	28,267	43,425
Junior Liens	10,419	50	515	70	26,575	37,629
Multifamily	42,719	3,328	8,481	59	-	54,587
All Other Residential	2,840	-	35	-	8,136	11,011
Consumer
Motor Vehicle	11,695	262	311	25	232,727	245,020
All Other Consumer	4,614	73	104	21	18,675	23,487
TOTAL	$1,134,694	$82,071	$89,062	$8,910	$538,151	$1,852,888

December 31, 2011		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$386,734	$25,343	$53,026	$7,128	$6,717	$478,948
Farmland	89,213	4,250	3,015	69	619	97,166
Non Farm, Non Residential	254,761	28,684	32,704	4,271	393	320,813
Agriculture	109,869	2,100	623	79	122	112,793
All Other Commercial	77,330	6,097	5,099	67	1,011	89,604
Residential
First Liens	113,234	5,175	19,895	1,318	218,118	357,740
Home Equity	13,613	520	671	19	30,278	45,101
Junior Liens	11,887	714	783	968	27,105	41,457
Multifamily	35,837	3,911	6,224	606	258	46,836
All Other Residential	4,658	445	53	-	9,310	14,466
Consumer
Motor Vehicle	12,988	330	501	59	249,018	262,896
All Other Consumer	6,120	57	141	12	20,491	26,821
TOTAL	$1,116,244	$77,626	$122,735	$14,596	$563,440	$1,894,641

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011
Land	$10,391	$9,415
Building and leasehold improvements	49,418	45,665
Furniture and equipment	41,096	36,913
	100,905	91,993
Less accumulated depreciation	(53,597)	(51,888)
TOTAL	$47,308	$40,105

Aggregate depreciation expense was $3.74 million, $2.84 million and $3.27 million for 2012, 2011 and 2010, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.1 million, $882 thousand, and $907 thousand for 2012, 2011, and 2010. Rent commitments, before considering renewal options that generally are present, were as follows:

2013	$715
2014	599
2015	490
2016	313
2017	251
Thereafter	186
$2,554

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the second quarter of 2012 and 2011. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2012 and 2011 are as follows:

	2012		2011
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization

Customer list intangible	$4,169	$3,512	$4,055	$3,409
Core deposit intangible	8,600	5,364	8,600	4,104

	$12,769	$8,876	$12,655	$7,513

In April 2012 Forrest Sherer, Inc. paid $142 thousand to acquire an insurance agency. The only identifiable asset purchased was a customer list intangible of $114.

In late December 2011 First Financial Bank paid $47.0 million to acquire Freestar Bank. The intangible assets purchased were the core deposit intangible of $2.1 million and goodwill of $30.5million.

Aggregate amortization expense was $1.36 million, $1.06 million and $1.38 million for 2012, 2011 and 2010, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2013	$1,110
2014	810
2015	596
2016	455
2017	326

10.	DEPOSITS:

Scheduled maturities of time deposits for the next five years are as follows:

2013	$345,615
2014	130,758
2015	69,770
2016	29,513
2017	32,351

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2012 and 2011 is presented below:

(Dollar amounts in thousands)	2012	2011
Federal funds purchased	$2,750	$43,167
Repurchase-agreements	37,801	56,855

	$40,551	$100,022

(Dollar amounts in thousands)	2012	2011
Average amount outstanding	$50,499	$43,015
Maximum amount outstanding at a month end	64,969	100,022
Average interest rate during year	0.28%	0.44%
Interest rate at year-end	0.21%	0.10%

Federal funds purchased are generally due in one day and bear interest at market rates. Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Corporation maintains possession of and control over these securities.

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2012 and 2011 are summarized as follows:

(Dollar amounts in thousands)	2012	2011
FHLB advances	$119,705	$140,231
Junior subordinated debentures (variable rate) Maturing December 2037	-	6,196
TOTAL	$119,705	$146,427

The aggregate minimum annual retirements of other borrowings are as follows:

2013	$61,320
2014	45,297
2015	2,297
2016	10,222
2017	569
Thereafter	-
$119,705

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. The advances from the FHLB, aggregating $119.7 million, including $118.6 million at December 31, 2012 contractually due and a purchase premium of $1.1 million, and $140.2 million, including $138.6 million at December 31, 2011 contractually due and a purchase premium of $1.6 million, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 2.9% to 6.6% in 2012 and 2.9% to 6.6% in 2011. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $20.9 million at December 31, 2012, and $8.3 million at December 31, 2011, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $196.7 million at year end 2012. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

In 2011 First Financial Corporation acquired PNB Statutory Trust I in conjunction with its purchase and assumption of the assets and liabilities of Freestar Bank NA and assumption of certain liabilities of PNB Holding Company. First Financial guarantees payments of distributions on the trust preferred securities issued by PNB Statutory Trust I. PNB Statutory Trust I issued $6.0 million in preferred securities in December 2007. The fair value of these securities at acquisition was $6.2 million based upon the intended redemption by the Corporation on December 31, 2012. The preferred securities carried a variable rate of interest priced at the three-month LIBOR plus 230 basis points, payable quarterly and maturing on December 31, 2037. Proceeds from the securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by PNB Statutory Trust I. The Corporation redeemed the junior subordinated debentures and thereby cause redemption of the trust preferred securities in whole on December 31, 2012.

13.	INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2012	2011	2010
Federal:
Currently payable	$12,074	$11,872	$15,582
Deferred	(455)	311	(4,850)
	11,619	12,183	10,732
State:
Currently payable	1,887	1,901	2,325
Deferred	312	313	(1,090)
	2,199	2,214	1,235
TOTAL	$13,818	$14,397	$11,967

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2012	2011	2010
Federal income taxes computed at the statutory rate	$16,320	$18,057	$14,004
Add (deduct) tax effect of:
Tax exempt income	(3,864)	(3,875)	(3,400)
ESOP dividend deduction	(258)	(1,085)	-
State tax, net of federal benefit	1,444	1,439	803
Affordable housing credits	(148)	(86)	-
Other, net	324	(53)	560
TOTAL	$13,818	$14,397	$11,967

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

(Dollar amounts in thousands)	2012	2011
Deferred tax assets:
Other than temporary impairment	$5,951	$6,068
Net unrealized losses on retirement plans	13,612	15,166
Loan losses provision	8,606	7,803
Deferred compensation	7,729	8,087
Compensated absences	888	759
Post-retirement benefits	2,040	2,016
Deferred loss on acquisition	136	187
Other	2,104	1,771
GROSS DEFERRED ASSETS	41,066	41,857

Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(8,954)	(8,493)
Depreciation	(2,715)	(1,830)
Mortgage servicing rights	(700)	(763)
Pensions	(2,518)	(3,587)
Intangibles	(541)	-
Other	(1,381)	(1,055)
GROSS DEFERRED LIABILITIES	(16,809)	(15,728)
NET DEFERRED TAX ASSETS (LIABILITIES)	$24,257	$26,129

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2012	2011	2010
Balance at January 1	$862	$901	$660
Additions based on tax positions related to the current year	86	137	113
Additions based on tax positions related to prior years	-	-	181
Reductions due to the statute of limitations	(171)	(176)	(53)
Balance at December 31	$777	$862	$901

Of this total, $777 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2012, 2011 and 2010 was an expense decrease of $2 and $18 and an increase of $43, respectively. The amount accrued for interest and penalties at December 31, 2012, 2011 and 2010 was $96, $98 and $116, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2009.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2012	2011
Home Equity	$59,370	$58,057
Commercial Operating Lines	243,005	247,337
Other Commitments	59,635	54,195
TOTAL	$362,010	$359,589

Commercial letters of credit	$7,717	$5,346

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

Derivatives: The Corporation enters into derivative instruments for the benefit of its customers. At the inception of a derivative contract, the Corporation designates the derivative as an instrument with no hedging designation ("standalone derivative"). Changes in the fair value of derivatives are reported currently in earnings as non-interest income. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income.

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $18.6 and $27.2 million at December 31, 2012 and 2011. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $2.1 million and $2.4 million at December 31, 2012 and 2011.

15. RETIREMENT PLANS:

Employees of the Corporation are covered by a retirement program that consists of a defined benefit plan and an employee stock ownership plan (ESOP). Plan assets consist primarily of the Corporation's stock and obligations of U.S. Government agencies. Benefits under the defined benefit plan are actuarially determined based on an employee's service and compensation, as defined, and funded as necessary. This plan was frozen for the majority of employees as of December 31, 2012.Those employees will be eligible to participate in a 401K plan that the Corporation can contribute a discretionary match of the pay contributed by the employee. In addition the ESOP plan will continue in place for all employees.

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $3.64 million, $7.11 million and $1.30 million in 2012, 2011 and 2010. The Corporation contributed $1.44 million, $1.56 million and $1.35 million to the ESOP in 2012, 2011 and 2010.

The Corporation uses a measurement date of December 31, 2012.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2012	2011	2010
Service cost - benefits earned	$4,872	$3,542	$3,093
Interest cost on projected benefit obligation	3,667	3,688	3,313
Expected return on plan assets	(3,258)	(4,003)	(3,400)
Net amortization and deferral	2,434	1,152	964
Net periodic pension cost	7,715	4,379	3,970

Net loss (gain) during the period	3,842	17,868	4,466
Curtailment gain	(5,700)	-	-
Amortization of prior service cost	(166)	(166)	18
Amortization of unrecognized gain (loss)	(2,270)	(986)	(982)
Total recognized in other comprehensive income (loss)	(4,294)	16,716	3,502
Total recognized net periodic pension cost and other comprehensive income	$3,421	$21,095	$7,472

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.1 million and $(16) thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$84,908	$67,006
Service cost	4,872	3,542
Interest cost	3,667	3,688
Actuarial (gain) loss	(4,747)	12,689
Benefits paid	(1,893)	(2,017)
Benefit obligation at December 31	86,807	84,908

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	53,935	48,464
Actual return on plan assets	371	(1,176)
Employer contributions	5,078	8,664
Benefits paid	(1,893)	(2,017)
Fair value of plan assets at December 31	57,491	53,935

Funded status at December 31 (plan assets less benefit obligation)	$(29,316)	$(30,973)

Amounts recognized in accumulated other comprehensive income at December 31, 2012 and 2011 consist of:

(Dollar amounts in thousands)	2012	2011
Net loss (gain)	$3,842	$17,867
Prior service cost (credit)	166	166
	$4,008	$18,033

The accumulated benefit obligation for the defined benefit pension plan was $79,869 and $73,560 at year-end

2012 and 2011.

Principal assumptions used:	2012	2011
Discount rate	4.05%	4.40%
Rate of increase in compensation levels	3.50	3.50
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2012 and 2011 by asset category are as follows:

			Pension		ESOP
	Pension Plan	ESOP	Pecentage of Plan		Pecentage of Plan
	Target Allocation	Target Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2012	2012	2012	2011	2012	2011
Equity securities	61-63%	99-100%	55%	49%	98%	99%
Debt securities	33-36%	0-0	33%	36%	0%	0%
Other	1-6%	0-1	12%	15%	2%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2012 and 2011, by asset category, is as follows:

		Fair Value Measurments at
		December 31, 2012 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Obsevable	Obsevable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$43,393	$43,393	$-	$-
Debt securities	10,597	-	10,597	-
Investment Funds	3,501	3,501	-	-
Total plan assets	$57,491	$46,894	$10,597	$-

		Fair Value Measurments at
		December 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Obsevable	Obsevable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$40,475	$40,475	$-	$-
Debt securities	8,566	-	8,566	-
Investment Funds	4,894	4,894	-	-
Total plan assets	$53,935	$45,369	$8,566	$-

The investment objective for the retirement program is to maximize total return without exposure to undue risk. Asset allocation favors equities, with a target allocation of approximately 88%. This target includes the Corporation's ESOP, which is 100% invested in corporate stock. Other investment allocations include fixed income securities and cash.

The plan is prohibited from investing in the following: private placement equity and debt transactions; letter stock and uncovered options; short-sale margin transactions and other specialized investment activity; and fixed income or interest rate futures. All other investments not prohibited by the plan are permitted.

Equity securities include First Financial Corporation common stock in the amount of $27.2 million (49 percent of total plan assets) and $28.3 million (53 percent of total plan assets) at December 31, 2012 and 2011, respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $2.1 million to its pension plan and $550 thousand to its ESOP in 2013.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2013	$2,009
2014	2,312
2015	2,564
2016	2,872
2017	5,068
2018-2022	18,374

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $163 thousand in 2012 and $200 thousand in 2011. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2012	2011	2010
Net loss (gain) during the period	$442	$486	$(90)
Amortization of prior service cost	-	(74)	(74)
Amortization of unrecognized gain (loss)	(79)	39	66
Total recognized in other comprehensive income (loss)	$363	$451	$(98)

The Corporation has $2.5 million and $2.0 million recognized in the balance sheet as a liability at December 31, 2012 and 2011. Amounts in accumulated other comprehensive income consist of $718 thousand net loss at December 31, 2012 and $355 thousand net loss at December 31, 2011. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $68 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2013	$-
2014	-
2015	253
2016	250
2017	248
2018-2022	1,191

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2012 and 2011 are as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$4,057	$4,500
Service cost	60	61
Interest cost	173	194
Plan participants' contributions	62	62
Actuarial (gain) loss	311	(472)
Benefits paid	(268)	(288)
Benefit obligation at December 31	$4,395	$4,057

Funded status at December 31	$4,395	$4,057

Amounts recognized in accumulated other comprehensive income consist of a net loss of $402 thousand and $59 thousand in transition obligation at December 31, 2012 and $91thousand net loss and $120 thousand in transition obligation at December 31, 2011. The post-retirement benefits paid in 2012 and 2011 of $268 thousand and $288 thousand, respectively, were fully funded by company and participant contributions.

The estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $59 thousand.

Weighted average assumptions at December 31:

	December 31,
	2012	2011
Discount rate	4.05%	4.40%
Initial weighted health care cost trend rate	7.50	7.50
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2015	2015

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2012	2011	2010
Service cost	$60	$59	$64
Interest cost	173	194	218
Amortization of transition obligation	60	60	60
Recognized actuarial loss	-	-	12
Net periodic benefit cost	$293	$313	$354

Net loss (gain) during the period	$311	$(469)	$-
Amortization of prior service cost	(60)	(60)	(60)
Amortization of unrecognized gain (loss)	-	-	(153)
Total recognized in other comprehensive income (loss)	$251	$(529)	$(213)
Total recognized net periodic benefit cost and other comprehensive income	$544	$(216)	$141

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$71	$(63)
Effect on post-retirement benefit obligation	3	(3)

Contributions — The Corporation expects to contribute $234 thousand to its other post-retirement benefit plan in 2013.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2013	$234
2014	242
2015	255
2016	268
2017	270
2018-2022	1,348

16.     STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation's Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the "2011 Stock Incentive Plan") effective upon the approval of the Plan by the Company's shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock are reserved for issuance under the 2011 Stock Incentive Plan. Shares issuable under the 2011 Stock Incentive Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the closing price of a share of Company common stock on the grant date, April 8, 2011 ($36.88). The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right retain shares to satisfy any withholding tax obligation. A total of 39,643 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 660,357 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue.

		Weighted Average
	Number	Grant Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2012	-	$-
Granted during the year	39,643	36.88
Vested during the year	13,212	30.24
Forfeited during the year	-	-
Novested balance at December 31, 2012	26,431	36.88

As of December 31, 2012, there was $975 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of the shares vested during the years ended December 31, 2012 was $340 thousand.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) components and related taxes were as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011	2010
Unrealized holding gains and (losses) on securities available-for-sale	$(2,590)	$11,441	$(6,291)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of OTTI has been recognized in earnings	$2,867	$3,216	$4,101
Reclassification adjustments for (gains) and losses later recognized in income	875	104	2,939

Net unrealized gains and (losses)	1,152	14,761	749
Tax effect	(461)	(5,904)	(300)
Other comprehensive income (loss)	$691	$8,857	$449

Unrecognized gains and (losses) on benefit plans	$1,309	$(17,885)	$(4,376)
Amortization of prior service cost included in net periodic pension cost	226	300	116
Amortization of unrecognized gains (losses) included in net periodic pension cost	2,349	947	1,069
Benefit plans, net	3,884	(16,638)	(3,191)
Tax Effect	(1,553)	6,656	1,277
Other comprehensive income (loss)	$2,331	$(9,982)	$(1,914)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	12/31/2011	Change	12/31/2012
Unrealized gains (losses) on securities available-for-sale	$12,740	$691	$13,431
Unrealized loss on retirement plans	(23,234)	2,331	(20,903)
TOTAL	$(10,494)	$3,022	$(7,472)

18.    REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2012, approximately $50.4 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2012 and 2011, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2012 and 2011.

					To Be Well Capitalized
			For Capital		Under Promt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2012	$359,824	16.37%	$175,793	8.00%	N/A	N/A
Corporation – 2011	$334,414	15.08%	$177,420	8.00%	N/A	N/A
First Financial Bank – 2012	333,284	15.67%	170,127	8.00%	212,659	10.00%
First Financial Bank – 2011	315,676	14.71%	171,669	8.00%	214,586	10.00%

Tier I risk-based capital
Corporation – 2012	$337,866	15.38%	$87,897	4.00%	N/A	N/A
Corporation – 2011	$315,173	14.21%	$88,710	4.00%	N/A	N/A
First Financial Bank – 2012	314,303	14.78%	85,064	4.00%	127,595	6.00%
First Financial Bank – 2011	299,578	13.96%	85,835	4.00%	128,752	6.00%

Tier I leverage capital
Corporation – 2012	$337,866	11.43%	$118,195	4.00%	N/A	N/A
Corporation – 2011	$315,173	12.73%	$98,999	4.00%	N/A	N/A
First Financial Bank – 2012	314,303	10.98%	114,462	4.00%	143,077	5.00%
First Financial Bank – 2011	299,578	12.51%	95,791	4.00%	119,739	5.00%

19.    PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2012 and 2011, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2012, are as follows:

	December 31,
(Dollar amounts in thousands)	2012	2011
ASSETS
Cash deposits in affiliated banks	$8,981	$8,548
Investments in subsidiaries	370,013	348,826
Land and headquarters building, net	4,856	5,004
Other	1,123	3,017
Total Assets	$384,973	$365,395
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Borrowings	$-	$6,196
Dividends payable	6,378	6,203
Other liabilities	6,473	6,035
TOTAL LIABILITIES	12,851	18,434

Shareholders' Equity	372,122	346,961
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$384,973	$365,395

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2012	2011	2010
Dividends from subsidiaries	$16,347	$11,400	$16,400
Other income	1,149	643	1,279
Interest on borrowings	(225)	-	(70)
Other operating expenses	(3,383)	(3,616)	(4,314)
Income before income taxes and equity in undistributed earnings of subsidiaries	13,888	8,427	13,295
Income tax benefit	1,267	2,311	1,248
Income before equity in undistributed earnings of subsidiaries	15,155	10,738	14,543
Equity in undistributed earnings of subsidiaries	17,657	26,457	13,501
Net income	$32,812	$37,195	$28,044

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,812	$37,195	$28,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	177	262
Equity in undistributed earnings	(17,657)	(26,457)	(13,501)
Contribution of shares to ESOP	1,439	1,558	1,347
Securities impairment loss recognized in earnings	11	110	549
Securities (gains) losses	(435)	(2)	(1,048)
Restricted stock compensation	488	-	-
Increase (decrease) in other liabilities	610	(1,114)	655
(Increase) decrease in other assets	188	24	(832)
NET CASH FROM OPERATING ACTIVITIES	17,628	11,491	15,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	1,700	25	4,999
Investment in First Financial Bank Risk Management	(250)
Purchase of investment securities	-	-	(12)
Purchase of furniture and fixtures	(24)	(6)	(13)
NET CASH FROM INVESTING ACTIVITIES	1,426	19	4,974

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on borrowings	(6,196)	-	(7,636)
Purchase of treasury stock	-	-	(610)
Dividends paid	(12,425)	(12,231)	(11,940)
NET CASH FROM FINANCING ACTIVITES	(18,621)	(12,231)	(20,186)
NET (DECREASE) INCREASE IN CASH	433	(721)	264
CASH, BEGINNING OF YEAR	8,548	9,269	9,005
CASH, END OF YEAR	$8,981	$8,548	$9,269

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$225	$-	$87
Income taxes	$12,638	$16,565	$15,713

20. SELECTED QUARTERLY DATA (UNAUDITED):

	2012
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$31,149	$3,984	$27,165	$2,956	$7,443	$0.56
June 30	$31,134	$3,472	$27,662	$1,789	$8,705	$0.66
September 30	$30,428	$3,022	$27,406	$2,559	$8,091	$0.61
December 31	$29,594	$2,915	$26,679	$1,469	$8,573	$0.65

	2011
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$29,291	$4,536	$24,755	$1,182	$8,803	$0.67
June 30	$29,495	$4,336	$25,159	$1,352	$8,417	$0.64
September 30	$29,150	$4,246	$24,904	$1,360	$9,814	$0.75
December 31	$28,405	$4,029	$24,376	$1,861	$10,161	$0.77

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

“Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are included in Item 8 hereof and incorporated by reference.

ITEM 9B.    OTHER INFORMATION     The Corporation established the compensation to be paid to Directors for the year 2013 on November 20, 2012. These amounts are set forth on Exhibit 10.3 to this Form 10-K.

The Corporation established the compensation to be paid to Named Executive Officers for the year 2013 on November 20, 2012. These amounts are set forth on Exhibit 10.4 to this Form 10-K.

Effective December 1, 2012, the Corporation and the Bank (collectively, the “Employers”), entered into a new employment agreement (the “Agreement”) with Norman L. Lowery, Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank.  The Agreement supersedes the employment agreement dated December 1, 2011 between the Employers and Mr. Lowery.

Under the terms of the Agreement, the Employers have agreed to employ Mr. Lowery for an initial term of thirty-six (36) months in his current position as Chief Executive Officer of the Corporation and President and Chief Executive Officer of the Bank.

Under the Agreement, Mr. Lowery is entitled to an annual base salary of $620,297, which may be increased from time to time as determined by the boards of directors of the Employers, and is entitled to participate in other bonus and fringe benefit plans available to other executive officers or employees of the Employers generally.

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

The foregoing description is a summary only and is qualified in its entirety by the full text of the Agreement, which is filed as Exhibit 10.01 to the Corporations Form 8-K filed March 12, 2013.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2012 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2012 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 12 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2012 fiscal year, which Proxy Statement will contain such information. The information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	0	0	660,357
Equity compensation plans not approved by security holders (3)	0	0	0
Total	0	0	660,357

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2012 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2012 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      (1)   The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—-December 31, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(a)      (2)      Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(a)      (3)      Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012 incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed March 12, 2013.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2012 Schedule of Director Compensation
10.4*	2012 Schedule of Named Executive Officer Compensation
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

   * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

  **Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)	Exhibits-Filed Exhibits to (a) (3) listed above are attached to this report.

(c)	Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation

/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Donald E. Smith	March 15, 2013
Donald E. Smith, President and Director

/s/ Rodger A. McHargue	March 15, 2013
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 15, 2013
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 15, 2013
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 15, 2013
Thomas T. Dinkel, Director

/s/ Anton H. George	March 15, 2013
Anton H. George, Director

/s/ Gregory L. Gibson	March 15, 2013
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 15, 2013
Norman L. Lowery, Vice Chairman, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 15, 2013
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 15, 2013
Virginia L. Smith, Director

/s/ William J. Voges	March 15, 2013
William J. Voges, Director

/s/ William R. Krieble	March 15, 2013
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

10.3	2011 Schedule of Director Compensation

10.4	2011 Schedule of Named Executive Officers Compensation

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2012, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

