Form 10-Q
period 2013-03-31
FIRST FINANCIAL CORP /IN/
filed 2013-05-10
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

Yes  ☐ No ☒.

As of May 7, 2013, the registrant had outstanding 13,307,498 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$78,399	$87,230
Federal funds sold	54,384	20,800
Securities available-for-sale	769,949	691,000
Loans:
Commercial	1,061,798	1,088,144
Residential	494,001	496,237
Consumer	266,744	268,507
	1,822,543	1,852,888
Less:
Unearned Income	(1,012)	(952)
Allowance for loan losses	(25,272)	(21,958)
	1,796,259	1,829,978
Restricted Stock	21,292	21,292
Accrued interest receivable	11,622	12,024
Premises and equipment, net	46,940	47,308
Bank-owned life insurance	77,787	77,295
Goodwill	37,612	37,612
Other intangible assets	3,601	3,893
Other real estate owned	7,752	7,722
FDIC Indemnification Asset	1,770	2,632
Other assets	57,585	56,622
TOTAL ASSETS	$2,964,952	$2,895,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$454,935	$465,954
Interest-bearing:
Certificates of deposit of $100 or more	211,529	213,610
Other interest-bearing deposits	1,683,312	1,596,570
	2,349,776	2,276,134
Short-term borrowings	39,952	40,551
Other borrowings	114,608	119,705
Other liabilities	82,233	86,896
TOTAL LIABILITIES	2,586,569	2,523,286

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,516,113 in 2013 and 14,490,609 in 2012
Outstanding shares-13,307,498 in 2013 and 13,287,348 in 2012	1,809	1,808
Additional paid-in capital	70,171	69,989
Retained earnings	346,035	338,342
Accumulated other comprehensive income (loss)	(8,925)	(7,472)
Less: Treasury shares at cost-1,208,615 in 2013 and 1,203,261 in 2012	(30,707)	(30,545)

TOTAL SHAREHOLDERS’ EQUITY	378,383	372,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,964,952	$2,895,408

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$23,454	$25,198
Securities:
Taxable	3,214	3,523
Tax-exempt	1,770	1,805
Other	504	623
TOTAL INTEREST INCOME	28,942	31,149

INTEREST EXPENSE:
Deposits	1,742	2,664
Short-term borrowings	20	46
Other borrowings	1,007	1,274
TOTAL INTEREST EXPENSE	2,769	3,984

NET INTEREST INCOME	26,173	27,165

Provision for loan losses	3,021	2,956

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	23,152	24,209

NON-INTEREST INCOME:
Trust and financial services	1,526	1,480
Service charges and fees on deposit accounts	2,254	2,204
Other service charges and fees	2,500	2,455
Securities gains/(losses), net	4	(4)
Insurance commissions	1,963	1,891
Gain on sales of mortgage loans	963	925
Other	667	560
TOTAL NON-INTEREST INCOME	9,877	9,511

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,596	14,419
Occupancy expense	1,522	1,417
Equipment expense	1,501	1,282
FDIC Insurance	557	428
Other	5,023	5,874
TOTAL NON-INTEREST EXPENSE	22,199	23,420
INCOME BEFORE INCOME TAXES	10,830	10,300
Provision for income taxes	3,137	2,857
NET INCOME	7,693	7,443
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications	(2,778)	70
Tax effect	1,111	(28)
	(1,667)	42
Change in funded status of post retirement benefits	357	617
Tax effect	(143)	(247)
	214	370
TOTAL OTHER COMPREHENSIVE INCOME	(1,453)	412
COMPREHENSIVE INCOME	$6,240	$7,855
EARNINGS PER SHARE:
BASIC AND DILUTED	$0.58	$0.56
Weighted average number of shares outstanding (in thousands)	13,300	13,223

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2013, and 2012

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2012	$1,806	$69,328	$318,130	($10,494)	($31,809)	$346,961

Net income	-	-	7,443	-	-	7,443
Change in other comprehensive income	-	-	-	412	-	412
Omnibus Equity Incentive Plan	1	120	-	-		121

Balance, March 31, 2012	$1,807	$69,448	$325,573	($10,082)	($31,809)	$354,937

Balance, January 1, 2013	$1,808	$69,989	$338,342	($7,472)	($30,545)	$372,122

Net income	-	-	7,693	-	-	7,693
Change in other comprehensive income	-	-	-	(1,453)		(1,453)
Omnibus Equity Incentive Plan	1	182	-	-		183
Treasury stock purchase (5,354 shares)					(162)	(162)

Balance, March 31, 2013	$1,809	$70,171	$346,035	($8,925)	($30,707)	$378,383

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$7,693	$7,443
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	652	827
Provision for loan losses	3,021	2,956
Securities (gains) losses	(4)	4
Restricted stock compensation	183	121
(Gain) loss on sale of other real estate	51	5
Depreciation and amortization	1,352	1,193
Other, net	3,014	10,183
NET CASH FROM OPERATING ACTIVITIES	15,962	22,732

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	4,369	4,553
Calls, maturities and principal reductions on securities available-for-sale	44,334	26,665
Purchases of securities available-for-sale	(131,176)	(30,510)
Loans made to customers, net of repayment	30,338	37,836
Proceeds from sales of other real estate owned	362	525
Redemption of retricted stock	-	1,172
Net change in federal funds sold	(33,584)	(96,403)
Additions to premises and equipment	(692)	(1,354)
NET CASH FROM INVESTING ACTIVITIES	(86,049)	(57,516)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	73,395	4,737
Net change in short-term borrowings	(599)	(35,053)
Maturities of other borrowings	(5,000)	-
Purchase of treasury stock	(162)	-
Dividends paid	(6,378)	(6,203)
NET CASH FROM FINANCING ACTIVITIES	61,256	(36,519)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,831)	(71,303)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,230	134,280

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,399	$62,977

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2013 and 2012 consolidated financial statements are unaudited. The December 31, 2012 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 10-K. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2013 and 2012, 30,219 and 39,643 shares were awarded, respectively. These shares had a grant date value of $0.9 million and $1.4 million for 2013 and 2012, vest over three years and their grant in not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2. Allowance for Loan Losses

The following tables present the activity of the allowance for loan losses by portfolio segment at March 31.

Allowance for Loan Losses:	March 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	1,264	197	233	581	2,275
Loans charged -off	(450)	(272)	(1,026)	-	(1,748)
Recoveries	2,343	49	395	-	2,787
Ending Balance	$14,144	$5,400	$3,481	$2,247	$25,272

* Provision before increase of $746 thousand in 2012 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	March 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	997	683	319	461	2,460
Loans charged -off	(1,858)	(1,336)	(783)	-	(3,977)
Recoveries	190	17	381	-	588
Ending Balance	$11,448	$2,092	$3,806	$966	$18,312

* Provision before increase of $496 thousand in 2012 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2013 and December 31, 2012.

Ending Balance Attributable to Loans:	March 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	6,610	3,920	-	-	10,530
Collectively evaluated for impairment	6,320	1,361	3,481	2,247	13,409
Acquired with deteriorated credit quality	1,214	119	-	-	1,333
Ending Balance	$14,144	$5,400	$3,481	$2,247	$25,272

Loans:	March 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	27,839	6,989	-	34,828
Collectively evaluated for impairment	1,026,231	485,157	268,056	1,779,444
Acquired with deteriorated credit quality	13,104	3,489	4	16,597
Ending Balance	$1,067,174	$495,635	$268,060	$1,830,869

Allowance for Loan Losses:	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,453	3,920	-	-	7,373
Collectively evaluated for impairment	7,286	1,506	3,879	1,666	14,337
Acquired with deteriorated credit quality	248	-	-	-	248
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958

Loans	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	23,721	6,973	-	30,694
Collectively evaluated for impairment	1,056,861	487,486	269,882	1,814,229
Acquired with deteriorated credit quality	13,582	3,421	6	17,009
Ending Balance	$1,094,164	$497,880	$269,888	$1,861,932

The following tables present loans individually evaluated for impairment by class of loans.

March 31, 2013
Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$563	$399	$-	$200	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	-	-	-	-	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	16,171	16,171	3,721	16,635	-	-
Farmland	891	891	191	891	-	-
Non Farm, Non Residential	8,710	8,644	1,500	8,015	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	4,326	4,326	1,297	2,768	-	-
Residential
First Liens	1,253	1,253	126	1,254	-	-
Home Equity	196	196	-	188	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	5,540	5,540	3,794	5,540	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$37,650	$37,420	$10,629	$35,491	$-	$-

	December 31, 2012
			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$-	$-	$-	$1,013	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	1,679	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	-	-	-	150	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	50	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	17,262	17,098	3,153	16,738	-	-
Farmland	891	891	191	891	-	-
Non Farm, Non Residential	7,438	7,386	293	5,000	179	-
Agriculture	-	-	-	-	-	-
All Other Commercial	1,209	1,209	52	1,362	-	-
Residential
First Liens	1,254	1,254	126	1,230	-	-
Home Equity	179	179	-	75	-	-
Junior Liens	-	-	-	176	-	-
Multifamily	5,540	5,540	3,794	2,216	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$33,773	$33,557	$7,609	$30,580	$179	$-

The table below presents non-performing loans.

	March 31, 2013
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$26	$11,283	$8,383
Farmland	47	-	920
Non Farm, Non Residential	385	4,787	8,475
Agriculture	-	-	92
All Other Commercial	-	-	4,802
Residential
First Liens	678	4,202	6,910
Home Equity	36	-	205
Junior Liens	149	-	783
Multifamily	-	-	5,743
All Other Residential	-	-	145
Consumer
Motor Vehicle	73	700	132
All Other Consumer	5	-	1,542
TOTAL	$1,399	$20,972	$38,132

	December 31, 2012
	Loans Past
	Due Over
	90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Nonaccrual
Commercial
Commercial & Industrial	$724	$11,573	$9,360
Farmland	231	-	907
Non Farm, Non Residential	491	4,836	6,718
Agriculture	69	-	104
All Other Commercial	-	-	4,811
Residential
First Liens	1,237	4,126	6,852
Home Equity	24	-	196
Junior Liens	538	-	405
Multifamily	101	-	5,598
All Other Residential	-	-	150
Consumer
Motor Vehicle	133	685	174
All Other Consumer	3	16	1,519
TOTAL	$3,551	$21,236	$36,794

Covered loans included in loans past due over 90 days still on accrual are $27 thousand at March 31, 2013 and $630 thousand at December 31, 2012. Covered loans included in non-accrual loans are $3.7 million at March 31, 2013 and $4.3 million at December 31, 2012. Covered loans of $2.6 million at March 31, 2013 and $2.9 million at December 31, 2012 are deemed impaired and have allowance for loan loss allocated to them of $99 thousand and $236 thousand, respectively for March 31, 2013 and December 31, 2012. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2013
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$4,884	$863	$2,948	$8,695	$487,621	$496,316
Farmland	48	-	941	989	84,378	85,367
Non Farm, Non Residential	2,955	1,774	2,106	6,835	284,252	291,087
Agriculture	736	82	5	823	103,184	104,007
All Other Commercial	134	24	3,473	3,631	86,766	90,397
Residential
First Liens	4,380	748	4,032	9,160	337,766	346,926
Home Equity	155	42	36	233	42,172	42,405
Junior Liens	335	8	565	908	34,666	35,574
Multifamily	361	-	5,639	6,000	57,359	63,359
All Other Residential	177	-	-	177	7,194	7,371
Consumer
Motor Vehicle	2,313	162	84	2,559	243,505	246,064
All Other Consumer	128	22	6	156	21,840	21,996
TOTAL	$16,606	$3,725	$19,835	$40,166	$1,790,703	$1,830,869

	December 31, 2012
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,315	$861	$3,616	$5,792	$487,160	$492,952
Farmland	534	-	1,122	1,656	87,270	88,926
Non Farm, Non Residential	5,618	1,004	2,449	9,071	290,023	299,094
Agriculture	137	-	78	215	130,404	130,619
All Other Commercial	568	202	350	1,120	81,453	82,573
Residential
First Liens	8,359	1,659	4,599	14,617	336,230	350,847
Home Equity	143	15	24	182	43,317	43,499
Junior Liens	555	98	586	1,239	36,535	37,774
Multifamily	52	-	5,641	5,693	49,019	54,712
All Other Residential	214	-	-	214	10,834	11,048
Consumer
Motor Vehicle	4,164	600	182	4,946	241,303	246,249
All Other Consumer	225	93	3	321	23,318	23,639
TOTAL	$21,884	$4,532	$18,650	$45,066	$1,816,866	$1,861,932

The Corporation has allocated $3.1 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. The Corporation has not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. There were $73 thousand of modifications and $9 thousand of charge offs in the quarter ended March 31, 2013 that were troubled debt restructurings and the resulting impact to the allowance for loan losses was not material. There were $162 thousand of modifications in the quarter ended March 31, 2012 that were troubled debt restructurings and the resulting impact to the allowance for loan losses was not material. There were no defaults of troubled debt restructurings in the first quarter of 2013 or 2012 of loans restructured in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2013
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$418,380	$32,385	$30,372	$7,213	$6,621	$494,971
Farmland	79,939	2,627	1,588	-	37	84,191
Non Farm, Non Residential	255,651	11,479	22,099	1,058	44	290,331
Agriculture	94,414	7,800	117	-	75	102,406
All Other Commercial	76,560	1,022	11,537	52	728	89,899
Residential
First Liens	112,920	10,006	10,584	1,269	210,901	345,680
Home Equity	12,565	643	1,365	117	27,638	42,328
Junior Liens	9,263	56	723	70	25,328	35,440
Multifamily	52,566	3,352	7,133	155	2	63,208
All Other Residential	1,149	-	-	-	6,196	7,345
Consumer
Motor Vehicle	11,586	322	290	11	232,680	244,889
All Other Consumer	4,081	74	72	20	17,608	21,855
TOTAL	$1,129,074	$69,766	$85,880	$9,965	$527,858	$1,822,543

	December 31, 2012
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,680	$31,368	$31,442	$7,138	$7,025	$491,653
Farmland	81,977	2,718	1,616	-	805	87,116
Non Farm, Non Residential	249,614	25,764	22,038	831	42	298,289
Agriculture	119,789	8,921	134	-	62	128,906
All Other Commercial	69,952	132	11,239	54	803	82,180
Residential
First Liens	113,360	8,986	11,516	689	215,034	349,585
Home Equity	13,035	469	1,631	23	28,267	43,425
Junior Liens	10,419	50	515	70	26,575	37,629
Multifamily	42,719	3,328	8,481	59	-	54,587
All Other Residential	2,840	-	35	-	8,136	11,011
Consumer	-
Motor Vehicle	11,695	262	311	25	232,727	245,020
All Other Consumer	4,614	73	104	21	18,675	23,487
TOTAL	$1,134,694	$82,071	$89,062	$8,910	$538,151	$1,852,888

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

		(000's)
		March 31, 2013
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities
and entity mortgage-backed securities	$1,722	$71	$-	$1,793
Mortgage Backed Securities-residential	228,731	12,086	(123)	240,694
Mortgage Backed Securities-commercial	5,026	1	(65)	4,962
Collateralized mortgage obligations	318,085	2,518	(799)	319,804
State and municipal	184,761	11,732	(188)	196,305
Collateralized debt obligations	11,698	1,828	(7,554)	5,972
Equities	320	99	-	419
TOTAL	$750,343	$28,335	($8,729)	$769,949

		December 31, 2012
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government sponsored entities
and entity mortgage-backed securities	$1,807	$79	$-	$1,886
Mortgage Backed Securities-residential	231,316	13,373	(13)	244,676
Mortgage Backed Securities-commercial	5,146	1	(16)	5,131
Collateralized mortgage obligations	230,739	2,827	(246)	233,320
State and municipal	187,044	12,518	(77)	199,485
Collateralized debt obligations	12,243	1,761	(7,882)	6,122
Equities	320	60	-	380
TOTAL	$668,615	$30,619	($8,234)	$691,000

Contractual maturities of debt securities at March 31, 2013 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$14,986	$15,195
Due after one but within five years	31,614	33,420
Due after five but within ten years	86,775	92,113
Due after ten years	382,891	383,146
	516,266	523,874
Mortgage-backed securities and equities	234,077	246,075
TOTAL	$750,343	$769,949

There were $4 thousand in gains and no losses realized by the Corporation on investment sales for the three months ended March 31, 2013. There were $4 thousand in losses and no gains realized by the Corporation on investment sales for the three months ended March 31, 2012.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

			March 31, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$19,004	$(123)	$-	$-	$19,004	($123)
Mortgage Backed Securities - Commercial	4,920	(65)	-	-	4,920	(65)
Collateralized mortgage obligations	107,099	(799)	-	-	107,099	(799)
State and municipal obligations	11,080	(146)	1,048	(42)	12,128	(188)
Collateralized Debt Obligations	-	-	3,887	(7,554)	3,887	(7,554)
Total temporarily impaired securities	$142,103	($1,133)	$4,935	($7,596)	$147,038	($8,729)

			December 31, 2012
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$7,245	$(13)	$-	$-	$7,245	$(13)
Mortgage Backed Securities - Commercial	5,086	(16)	-	-	5,086	(16)
Collateralized mortgage obligations	46,121	(246)	-	-	46,121	(246)
State and municipal obligations	8,611	(77)	-	-	8,611	(77)
Collateralized Debt Obligations	-	-	4,032	(7,882)	4,032	(7,882)
Total temporarily impaired securities	$67,063	($352)	$4,032	($7,882)	$71,095	($8,234)

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

Gross unrealized losses on investment securities were $8.7 million as of March 31, 2013 and $8.2 million as of December 31, 2012. A majority of these losses represent negative adjustments to market value relative to the illiquidity in the markets on the securities and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first quarter of 2013. Those three CDO’s have a contractual balance of $27.1 million at March 31, 2013 which has been reduced to $5.4 million by $1.1 million of interest payments received, $14.9 million of cumulative OTTI charges recorded through earnings to date, and $5.7 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at March 31, 2013 from 28% to 91%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has remained very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $646 thousand and a fair value of $582 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 4.29 to 90.15 while Moody Investor Service pricing ranges from 3.15 to 92.97, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012
Beginning balance	$14,983	$15,180
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-	-

Ending balance	$14,983	$15,180

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in and state and municipal securities. The fair value of the trust preferred securities is obtained from a third party provider without adjustment. As described previously, management obtains values from other pricing sources to validate the Standard & Poors pricing that they currently utilize. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurements.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$-	$1,793	$-	$1,793
Mortgage Backed Securities-residential	-	240,694	-	240,694
Mortgage Backed Securities-commercial	-	$4,962	-	4,962
Collateralized mortgage obligations	-	319,804	-	319,804
State and municipal	-	189,803	6,502	196,305
Collateralized debt obligations	-	-	5,972	5,972
Equities	419	-	0	419
TOTAL	$419	$757,056	$12,474	$769,949
Derivative Assets		1,876
Derivative Liabilities		(1,876)

	December 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$-	$1,886	$-	$1,886
Mortgage Backed Securities-residential	-	244,676	-	244,676
Mortgage Backed Securities-commercial	-	$5,131	-	5,131
Collateralized mortgage obligations	-	233,320	-	233,320
State and municipal	-	189,574	9,911	199,485
Collateralized debt obligations	-	-	6,122	6,122
Equities	380	-	0	380
TOTAL	$380	$674,587	$16,033	$691,000
Derivative Assets		2,053
Derivative Liabilities		(2,053)

There were no transfer between Level 1 and Level 2 during 2013 and 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and December 31, 2012.

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	March 31, 2013
	State and	Collateralized
	municipal	debt
	obligations	obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	-	-	-
Included in other comprehensive income	-	395	395
Transfers & Purchases	-	-	-
Settlements	(3,409)	(545)	(3,954)
Ending balance, March 31	$6,502	$5,972	$12,474

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	December 31, 2012
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	(446)	-	(96)	(542)
Included in other comprehensive income	-	-	1,556	1,556
Transfers & Purchases	-	1,186	-	1,186
Settlements	(1,265)	(800)	(109)	(2,174)
Ending balance, December 31	$-	$9,911	$6,122	$16,033

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$6,502	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	0%
Other real estate	7,752	Sales comparison/income approach	Discount rate for age	5.00%-20.00%
			of appraisal and market
			conditions
Impaired Loans	26,789	Sales comparison/income approach	Discount rate for age
			of appraisal and market	0.00%-50.00%
			conditions

All impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $26.8 million, net of a valuation allowance of $10.6 million at March 31, 2013. At December 31, 2012 impaired loans valued at Level 3 were carried at a fair value of $26.0 million, net of a valuation allowance of $7.6 million. The impact to the provision for loan losses was $3.0 million for the three months ended March 31, 2013, and was $4.2 million for the year ended December 31, 2012. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2013, with a value of $7.8 million was reduced $267 thousand for fair value adjustment. Other real estate owned at December 31, 2012, with a value of $7.7 million was reduced $234 thousand for fair value adjustment.

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

The following tables presents loans identified as impaired by class of loans as of March 31, 2013 and December 31, 2012.

		March 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$16,570	$3,721	$12,848
Farmland	891	191	700
Non Farm, Non Residential	8,644	1,500	7,143
Agriculture	-	-
All Other Commercial	4,326	1,297	3,029
Residential
First Liens	1,253	126	1,127
Home Equity	196	-	196
Junior Liens	-	-	-
Multifamily	5,540	3,794	1,746
All Other Residential	-	-	-
Consumer
Motor Vehicle	-	-	-
All Other Consumer	-	-	-
TOTAL	$37,420	$10,629	$26,789

		December 31, 2012
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,098	$3,153	$13,945
Farmland	891	191	700
Non Farm, Non Residential	7,386	293	7,093
Agriculture	-	-
All Other Commercial	1,209	52	1,157
Residential
First Liens	1,254	126	1,128
Home Equity	179	-	179
Junior Liens	-	-	-
Multifamily	5,540	3,794	1,746
All Other Residential	-		-
Consumer
Motor Vehicle	-		-
All Other Consumer	-		-
TOTAL	$33,557	$7,609	$25,948

	March 31, 2013
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$5,656	$-	$-	$5,656
Other real estate - residential	2,096	-	-	2,096
TOTAL	$7,752	$-	$-	$7,752

	December 31, 2012
	Fair Value Measurment Using
(Dollar amounts in thousands)	Carrying Value	Level 1	Level 2	Level 3
Other real estate - commercial	$5,588	$-	$-	$5,588
Other real estate - residential	2,134	-	-	2,134
TOTAL	$7,722	$-	$-	$7,722

The amounts represent only balances measured at fair value during the period and still held as of the reporting date.

The carrying amounts and estimated fair value of financial instruments at March 31, 2013 and December 31, 2012, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial instruments are presented in the table below and were determined based on the above assumptions:

	March 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,399	$18,854	$59,545	$-	$78,399
Federal funds sold	54,384	-	54,384	-	54,384
Securities available—for—sale	769,949	419	757,056	12,474	769,949
Restricted stock	21,292	n/a	n/a	n/a	n/a
Loans, net	1,796,259	-	-	1,875,255	1,875,255
FDIC Indemnification Asset	1,770	-	1,770	-	1,770
Accrued interest receivable	11,622	-	3,295	8,327	11,622
Deposits	(2,349,776)	-	(2,353,844)	-	(2,353,844)
Short—term borrowings	(39,952)	-	(39,952)	-	(39,952)
Federal Home Loan Bank advances	(114,608)	-	(119,103)	-	(119,103)
Accrued interest payable	(1,053)	-	(1,053)	-	(1,053)

	December 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,230	$21,333	$65,897	$-	$87,230
Federal funds sold	20,800	-	20,800	-	20,800
Securities available—for—sale	691,000	380	674,587	16,033	691,000
Restricted stock	21,292	n/a	n/a	n/a	n/a
Loans, net	1,829,978	-	-	1,916,256	1,916,256
FDIC Indemnification Asset	2,632	-	2,632	-	2,632
Accrued interest receivable	12,024	-	2,980	9,044	12,024
Deposits	(2,276,134)	-	(2,280,910)	-	(2,280,910)
Short—term borrowings	(40,551)	-	(40,551)	-	(40,551)
Federal Home Loan Bank advances	(119,705)	-	(124,933)	-	(124,933)
Accrued interest payable	(1,163)	-	(1,163)	-	(1,163)

5. Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000's)
	March 31,	December 31,
	2013	2012

Federal Funds Purchased	$4,725	$2,750
Repurchase Agreements	35,227	37,801
	$39,952	$40,551

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000's)
	March 31,	December 31,
	2013	2012

FHLB Advances	$114,608	$119,705
	$114,608	$119,705

7. Components of Net Periodic Benefit Cost

	Three Months ended March 31,
	(000's)
			Post-Retirement
	Pension Benefits		Health Benefits
	2013	2012	2013	2012
Service cost	$559	$1,218	$17	$15
Interest cost	846	917	43	43
Expected return on plan assets	(827)	(815)	-	-
Amortization of transition obligation	-	-	15	15
Net amortization of prior service cost	(4)	41	-	-
Net amortization of net (gain) loss	523	567	-	-
Net Periodic Benefit Cost	$1,097	$1,928	$75	$73

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $2.1 and $550 thousand respectively to its Pension Plan and ESOP and $234,000 to the Post Retirement Health Benefits Plan in 2013. Contributions of $52 thousand have been made through the first three months of 2013 for the Post Retirement Health Benefits plan. No contributions have been made in 2013 for the Pension plan or the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2013 there has been $350 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

8. New accounting standards

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company has adopted this standard and the effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

9. Acquisitions and FDIC Indemnification Asset

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.1 million for losses and carrying expenses and currently carries a balance of $1.8 million in the indemnification asset. Included in the current balance is the estimate of $729 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as probable incurred losses at March 31, 2013.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at March 31, 2013 and December 31, 2012, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	March 31, 2013
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$3,967	$21,770		$25,737
Foreclosed Assets			732	732
Total Covered Assets	$3,967	$21,770	$732	$26,469

	December 31, 2012
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$4,279	$23,475	$-	$27,754
Foreclosed Assets	-	-	720	720
Total Covered Assets	$4,279	$23,475	$720	$28,474

The rollforward of the FDIC Indemnification asset is as follows:

	Quarter Ended	Year Ended
	March 31,	December 31,
(Dollar amounts in thousands)	2013	2012
Beginning balance	$2,632	$2,384
Accretion	-	-
Net changes in losses and expenses added	(702)	2,422
Reimbursements from the FDIC	(160)	(2,174)
TOTAL	$1,770	$2,632

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At March 31, 2013, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

On March 18, 2013, First Financial Bank, a subsidiary of First Financial Corporation entered into a Purchase and Assumption Agreement with Bank of America, National Association. Under the terms of the Agreement, First Financial Bank will purchase certain assets and assume certain liabilities of 7 branch offices and 2 drive-up facilities of Bank of America in central and southern Illinois. Pursuant to the terms of the Agreement, First Financial Bank has agreed to assume approximately $250 million in deposit liabilities and to acquire approximately $2.3 million of loans, as well as real property, furniture, and other fixed operating assets associated with the branches. The agreement is expected to close in the third quarter of 2013. Regulatory approval is expected by the June 30, 2013.

10. Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

	Unrealized
	gains and
	Losses on
	available-	2013
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(1,665)	-	(1,665)
Amounts reclassified from accumulated other comprehensive income	(2)	214	212
Net Current period other comprehensive other income	(1,667)	214	(1,453)
Ending balance, March 31	$11,764	$(20,689)	$(8,925)

	Unrealized
	gains and
	Losses on
	available-	2012
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$12,740	$(23,234)	$(10,494)
Change in other comprehensive income before reclassification	368	-	368
Amounts reclassified from accumulated other comprehensive income	2	42	44
Net Current period other comprehensive other income	370	42	412
Ending balance, March 31	$13,110	$(23,192)	$(10,082)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	12/31/2012	Change	3/31/2013
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$17,044	$(1,883)	$15,161
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	(3,613)	216	(3,397)
Total unrealized loss on securities available-for-sale	$13,431	$(1,667)	$11,764
Unrealized loss on retirement plans	(20,903)	214	(20,689)
TOTAL	$(7,472)	$(1,453)	$(8,925)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	12/31/2011	Change	3/31/2012
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$18,136	$367	$18,503
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	(5,396)	3	(5,393)
Total unrealized loss on securities available-for-sale	$12,740	$370	$13,110
Unrealized loss on retirement plans	(23,234)	42	(23,192)
TOTAL	$(10,494)	$412	$(10,082)

23

	2013
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$4		Net securities gains (losses)
on available-for-sale	(2)		Income tax expense
securities	$2		Net of tax

Amortization of	$(357	)(a)
retirement plan items	143		Income tax expense
	$(214)		Net of tax

Total reclassifications for the period	$(212)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnoe 7 for additional details).

	2012
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(4)		Net securities gains (losses)
on available-for-sale	2		Income tax expense
securities	$(2)		Net of tax

Amortization of	$(70	)(a)
retirement plan items	28		Income tax expense
	$(42)		Net of tax

Total reclassifications for the period	$(44)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnoe 7 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements in the 10-K filed for the fiscal year ended December 31, 2012.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2012, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2012 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2013 was $7.7 million compared to $7.4 million for the same period of 2012. Basic earnings per share increased to $0.58 for the first quarter of 2013 compared to $0.56 for same period of 2012. Return on Assets and Return on Equity were 1.05% and 8.21% respectively for the three months ended March 31, 2013, compared to 1.02%and 8.46% for the three months ended March 31, 2012.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $992 thousand in the three months ended March 31, 2013 to $26.2 million from $27.2 million in the same period in 2012. The net interest margin for the first three months of 2013 is 4.09% compared to 4.26% for the same period of 2012, a 4.0% decrease, driven by a greater decline in the rates of return on earning assets than the decrease in funding costs.

Non-Interest Income

Non-interest income for the three months ended March 31, 2013 was $9.9 million compared to the $9.5 million for the same period of 2012. Trust fees, insurance commissions, deposit fees and electronic banking income were all increased in the first quarter of 2013 compared to the same period of 2012.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2013 decreased by $1.2 million compared to the same period in 2012. Reduced personnel expense of $823 thousand was the primary contributor to the decrease as efficiencies are being realized from the acquisition of Freestar Bank on December 30, 2011.

Allowance for Loan Losses

The Corporation’s provision for loan losses was virtually the same at $3.0 million with an increase of $65 thousand for the first quarter of 2013 compared to the same period of 2012. Net charge-offs decreased $4.4 million for the three months ended March 31, 2013 compared to the same period of 2012 resulting in net recoveries. Recoveries for the three months ended March 31, 2013 were $2.8 million. The allowance for loan losses increased to 1.39% of gross loans, or $25.3 million at March 31, 2013 compared to 1.19% of gross loans, or $21.9 million at December 31, 2012. While non-performing trends have remained stable, the increase in the allowance allocated to loans individually evaluated for impairment of $3.2 million since December 31, 2012 resulted in a higher overall allowance for loan losses in the current period. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. A summary of non-performing loans at March 31, 2013 and December 31, 2012 follows:

	(000's)
	March 31,	December 31,
	2013	2012
Non-accrual loans	$38,132	$36,794
Restructured loans	19,317	19,671
Accruing loans past due over 90 days	1,262	3,362
	$58,711	$59,827

Ratio of the allowance for loan losses as a percentage of non-performing loans	43.0%	36.7%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	March 31,	December 31,
Non-accrual loans	2013	2012
Commercial loans	$22,672	$21,900
Residential loans	13,786	13,201
Consumer loans	1,674	1,693
	$38,132	$36,794

Past due 90 days or more
Commercial loans	$437	$1,481
Residential loans	751	1,750
Consumer loans	74	131
	$1,262	$3,362

The following table presents covered non-accrual loans at March 31, 2013 and December 31, 2012 that were from the acquisition of assets from The First National Bank of Danville, which are also included in the table above.

	(000's)
	March 31,	December 31,
Non-accrual loans	2013	2012
Commercial loans	$3,407	$4,114
Residential loans	277	217
Consumer loans	-	-
	$3,684	$4,331

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2013. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.07% over the next 12 months and increase 6.02% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.97% over the next 12 months and decrease 4.91% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months 24 months 36 months
Down 200	-2.76%	-7.34%	-10.51%
Down 100	-1.97	-4.91	-6.93
Up 100	3.07	6.02	9.49
Up 200	4.26	9.70	16.51

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $16.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $116.5 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $8.6 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, several Correspondent Banks and the Federal Reserve Bank of Chicago. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first quarter of 2013 to the same period in 2012, loans net of unearned discount of $1.82 billion are down 1.5% or $27.7 million. Deposits of $2.35 billion are up $70.2 million at March 31, 2013, a 3.1% increase from the balances at the same time in 2012. Shareholders' equity increased $23.5 million to $378.4 million from March 31, 2012. This financial performance increased book value per share 6.05% to $28.43 at March 31, 2013 from $26.81 at March 31, 2012. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

As of March 31, 2013, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	March 31, 2013	December 31, 2012	To Be Well Capitalized

Total risk-based capital
Corporation	16.97%	16.37%	N/A
First Financial Bank	16.21%	15.67%	10.00%

Tier I risk-based capital
Corporation	15.82%	15.38%	N/A
First Financial Bank	15.15%	14.78%	6.00%

Tier I leverage capital
Corporation	11.97%	11.43%	N/A
First Financial Bank	11.44%	10.98%	5.00%

ITEM 4. Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2013 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – Other Information

ITEM 1. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Corporation or its subsidiaries, to which the Corporation or any of the subsidiaries is a party to or which any of their respective property is subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Corporation or any of its subsidiaries, or any associate of such director, officer, principal shareholder or affiliate is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

ITEM 1 A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2012 financial statements in the Form 10-K filed for December 31, 2012.

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

			(c)
			Total Number Of Shares	(d)
	(a)	(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of	Average Price	Publicly Announced Plans	Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs	Be Purchased
January 1 - 31, 2013	5,354	30.20	N/A	N/A
February 1 - 28, 2013	0	0.00	N/A	N/A
March 1 - 31, 2013	0	0.00	N/A	N/A
Total	5,354	30.20	N/A	N/A

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No.: Description of Exhibit:

2.1	Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2013.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 by Principal Executive Officer, dated May 7, 2013

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 by Principal Financial Officer, dated May 7, 2013.

32.1	Certification, dated May 4, 2013, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2013.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2013, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2013	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date: May 7, 2013	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

Exhibit No.: Description of Exhibit:

Exhibit Index

2.1	Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2013.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 by Principal Executive Officer, dated May 7, 2013

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 by Principal Financial Officer, dated May 7, 2013.

32.1	Certification, dated May 4, 2013, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2013.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2013, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

