Form 10-Q
period 2013-06-30
FIRST FINANCIAL CORP /IN/
filed 2013-08-08
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

Yes ☐ No ☒.

As of August 5, 2013, the registrant had outstanding 13,307,498 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and due from banks	$73,720	$87,230
Federal funds sold	10,215	20,800
Securities available-for-sale	837,047	691,000
Loans:
Commercial	1,046,681	1,088,144
Residential	486,016	496,237
Consumer	267,632	268,507
	1,800,329	1,852,888
Less:
Unearned Income	(1,010)	(952)
Allowance for loan losses	(22,133)	(21,958)
	1,777,186	1,829,978
Restricted Stock	21,050	21,292
Accrued interest receivable	11,046	12,024
Premises and equipment, net	46,468	47,308
Bank-owned life insurance	78,267	77,295
Goodwill	37,612	37,612
Other intangible assets	3,308	3,893
Other real estate owned	9,336	7,722
FDIC Indemnification Asset	1,515	2,632
Other assets	53,747	56,622
TOTAL ASSETS	$2,960,517	$2,895,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$449,231	$465,954
Interest-bearing:
Certificates of deposit of $100 or more	211,529	213,610
Other interest-bearing deposits	1,618,745	1,596,570
	2,279,505	2,276,134
Short-term borrowings	29,194	40,551
Other borrowings	209,534	119,705
Other liabilities	73,882	86,896
TOTAL LIABILITIES	2,592,115	2,523,286

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,516,113 in 2013 and 14,490,609 in 2012
Outstanding shares-13,307,498 in 2013 and 13,287,348 in 2012	1,809	1,808
Additional paid-in capital	70,354	69,989
Retained earnings	346,092	338,342
Accumulated other comprehensive income (loss)	(19,146)	(7,472)
Less: Treasury shares at cost-1,208,615 in 2013 and 1,203,261 in 2012	(30,707)	(30,545)

TOTAL SHAREHOLDERS’ EQUITY	368,402	372,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,960,517	$2,895,408

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,576	$25,226	$46,030	$50,424
Securities:
Taxable	3,479	3,508	6,694	7,031
Tax-exempt	1,761	1,810	3,531	3,615
Other	489	590	992	1,213
TOTAL INTEREST INCOME	28,305	31,134	57,247	62,283
INTEREST EXPENSE:
Deposits	1,534	2,169	3,276	4,833
Short-term borrowings	19	37	39	83
Other borrowings	1,014	1,266	2,021	2,540
TOTAL INTEREST EXPENSE	2,567	3,472	5,336	7,456
NET INTEREST INCOME	25,738	27,662	51,911	54,827
Provision for loan losses	2,960	1,789	5,981	4,745
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	22,778	25,873	45,930	50,082
NON-INTEREST INCOME:
Trust and financial services	1,403	1,439	2,929	2,919
Service charges and fees on deposit accounts	2,394	2,402	4,648	4,606
Other service charges and fees	2,726	2,276	5,226	4,731
Securities gains/(losses), net	3	664	7	660
Total impairment losses	-	(11)	-	(11)
Loss recognized in other comprehensive loss	-	-	-	-
Net impairment loss recognized in earnings	-	(11)	-	(11)
Insurance commissions	1,941	1,799	3,904	3,690
Gain on sales of mortgage loans	943	792	1,906	1,717
Other	253	396	920	956
TOTAL NON-INTEREST INCOME	9,663	9,757	19,540	19,268
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,713	13,891	27,309	28,310
Occupancy expense	1,576	1,488	3,098	2,905
Equipment expense	1,537	1,399	3,038	2,681
FDIC Expense	502	527	1,059	955
Other	6,055	5,797	11,078	11,671
TOTAL NON-INTEREST EXPENSE	23,383	23,102	45,582	46,522
INCOME BEFORE INCOME TAXES	9,058	12,528	19,888	22,828
Provision for income taxes	2,612	3,823	5,749	6,680
NET INCOME	6,446	8,705	14,139	16,148
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/losses on securities, net of reclassifications	(18,094)	570	(20,872)	640
Tax effect	7,535	(228)	8,646	(256)
	(10,559)	342	(12,226)	384
Change in funded status of post retirement benefits	563	670	920	1,287
Tax effect	(225)	(268)	(368)	(515)
	338	402	552	772
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(10,221)	744	(11,674)	1,156
COMPREHENSIVE INCOME (LOSS)	$(3,775)	$9,449	$2,465	$17,304
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.48	$0.66	$1.06	$1.22
Dividends per Share	$0.48	$0.47	$0.48	$0.47
Weighted average number of shares outstanding (in thousands)	13,307	13,238	13,304	13,230

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2013, and 2012

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2012	$1,807	$69,448	$325,573	$(10,082)	$(31,809)	$354,937
Net income	-	-	8,705	-	-	8,705

Other comprehensive income	-	-	-	744	-	744

Omnibus Equity Incentive Plan	-	123	-	-	-	123
Cash Dividends, $.47 per share	-	-	(6,222)	-	-	(6,222)

Balance, June 30, 2012	$1,807	$69,571	$328,056	$(9,338)	$(31,809)	$358,287

Balance, April 1, 2013	$1,809	$70,171	$346,035	$(8,925)	$(30,707)	$378,383
Net income	-	-	6,446	-	-	6,446

Other comprehensive income (loss)	-	-	-	(10,221)	-	(10,221)

Omnibus Equity Incentive Plan	-	183	-	-	-	183
Cash Dividends, $.48 per share	-	-	(6,389)	-	-	(6,389)

Balance, June 30, 2013	$1,809	$70,354	$346,092	$(19,146)	$(30,707)	$368,402

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2013, and 2012

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total

Balance, January 1, 2012	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961
Net income	-	-	16,148	-	-	16,148

Other comprehensive income	-	-	-	1,156	-	1,156

Omnibus Equity Incentive Plan	1	243	-	-	-	244
Cash Dividends, $.47 per share	-	-	(6,222)	-	-	(6,222)

Balance, June 30, 2012	$1,807	$69,571	$328,056	$(9,338)	$(31,809)	$358,287

Balance, January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	-	-	14,139	-	-	14,139

Other comprehensive income (loss)	-	-	-	(11,674)	-	(11,674)
Treasury stock purchase (5,354 shares)					(162)	(162)
Omnibus Equity Incentive Plan	1	365	-	-	-	366
Cash Dividends, $.48 per share	-	-	(6,389)	-	-	(6,389)

Balance, June 30, 2013	$1,809	$70,354	$346,092	$(19,146)	$(30,707)	$368,402

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$14,139	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,465	1,565
Provision for loan losses	5,981	4,745
Securities (gains) losses	(7)	(660)
Securities impairment loss	-	11
(Gain) loss on sale of other real estate	51	1
Restricted stock compensation	366	244
Depreciation and amortization	2,705	2,395
Other, net	329	3,829
NET CASH FROM OPERATING ACTIVITIES	25,029	28,278

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of securities available-for-sale	5,023	6,513
Redemption of restricted stock	250	1,172
Purchases of restricted stock	(8)	(186)
Purchases of customer list	-	(114)
Redemption of bank owned life insurance	-	7,319
Calls, maturities and principal reductions on securities available-for-sale	86,246	58,483
Purchases of securities available-for-sale	(259,646)	(58,052)
Loans made to customers, net of repayment	44,345	8,288
Proceeds from sales of other real estate owned	966	2,111
Net change in federal funds sold	10,585	(15,747)
Additions to premises and equipment	(1,280)	(6,518)
NET CASH FROM INVESTING ACTIVITIES	(113,519)	3,269

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in deposits	2,877	(22,024)
Net change in short-term borrowings	(11,357)	(52,931)
Proceeds from other borrowings	95,000	-
Maturities of other borrowings	(5,000)	-
Purchase of treasury stock	(162)	-
Dividends paid	(6,378)	(6,203)
NET CASH FROM FINANCING ACTIVITIES	74,980	(81,158)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,510)	(49,611)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,230	134,280

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,720	$84,669

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2013 and 2012 consolidated financial statements are unaudited. The December 31, 2012 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2012 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2013 and 2012, 30,219 and 39,643 shares were awarded, respectively. These shares had a grant date value of $0.9 million and $1.4 million for 2013 and 2012, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2. Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$14,144	$5,400	$3,481	$2,247	$25,272
Provision for loan losses*	1,660	303	611	126	2,700
Loans charged -off	(1,435)	(4,127)	(811)	-	(6,373)
Recoveries	162	16	356	-	534
Ending Balance	$14,531	$1,592	$3,637	$2,373	$22,133

* Provision before increase of $260 thousand in 2013for decrease in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,448	$2,092	$3,806	$967	$18,313
Provision for loan losses*	1,880	582	670	67	3,199
Loans charged -off	(344)	(572)	(1,073)	-	(1,989)
Recoveries	206	22	341	-	569
Ending Balance	$13,190	$2,124	$3,744	$1,034	$20,092

* Provision before decrease of $1.41 million in 2012 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	2,924	500	844	707	4,975
Loans charged -off	(1,885)	(4,399)	(1,837)	-	(8,121)
Recoveries	2,505	65	751	-	3,321
Ending Balance	$14,531	$1,592	$3,637	$2,373	$22,133

* Provision before increase of $1.01 million in 2013 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$506	$19,242
Provision for loan losses*	2,877	1,265	989	528	5,659
Loans charged -off	(2,202)	(1,908)	(1,856)	-	(5,966)
Recoveries	396	39	722	-	1,157
Ending Balance	$13,190	$2,124	$3,744	$1,034	$20,092

* Provision before decrease of $914 thousand in 2012 for increase in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2013 and December 31, 2012.

Allowance for Loan Losses	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$6,057	$-	$-	$-	$6,057
Collectively evaluated for impairment	7,763	1,278	3,637	2,373	15,051
Acquired with deteriorated credit quality	711	314	-	-	1,025
Ending Balance	$14,531	$1,592	$3,637	$2,373	$22,133

Loans:	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$25,201	$264	$-	$25,465
Collectively evaluated for impairment	1,014,924	484,192	268,941	1,768,057
Acquired with deteriorated credit quality	11,513	3,170	1	14,684
Ending Balance	$1,051,638	$487,626	$268,942	$1,808,206

Allowance for Loan Losses:	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,453	3,920	-	-	7,373
Collectively evaluated for impairment	7,286	1,506	3,879	1,666	14,337
Acquired with deteriorated credit quality	248	-	-	-	248
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958

Loans	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	23,721	6,973	-	30,694
Collectively evaluated for impairment	1,056,861	487,486	269,882	1,814,229
Acquired with deteriorated credit quality	13,582	3,421	6	17,009
Ending Balance	$1,094,164	$497,880	$269,888	$1,861,932

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2013
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,131	$1,929	$-	$776	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	34	34	-	11	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	12,462	12,462	3,657	15,244	-	-
Farmland	-	-	-	594	-	-
Non Farm, Non Residential	8,439	8,373	1,507	8,134	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	4,189	4,189	993	3,241	-	-
Residential
First Liens	39	39	-	849	-	-
Home Equity	191	191	-	189	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	-	-	-	3,693	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$27,485	$27,217	$6,157	$32,731	$-	$-

			December 31, 2012
			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$-	$-	$-	$1,013	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	1,679	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	-	-	-	150	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	50	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	17,262	17,098	3,153	16,738	-	-
Farmland	891	891	191	891	-	-
Non Farm, Non Residential	7,438	7,386	293	5,000	179	-
Agriculture	-	-	-	-	-	-
All Other Commercial	1,209	1,209	52	1,362	-	-
Residential
First Liens	1,254	1,254	126	1,230	-	-
Home Equity	179	179	-	75	-	-
Junior Liens	-	-	-	176	-	-
Multifamily	5,540	5,540	3,794	2,216	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$33,773	$33,557	$7,609	$30,580	$179	$-

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest Income	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,164	$-	$-	$776	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	-	-	-	-	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	17	-	-	11	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	14,317	-	-	15,244	-	-
Farmland	446	-	-	594	-	-
Non Farm, Non Residential	8,509	-	-	8,134	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	4,258	-	-	3,241	-	-
Residential
First Liens	646	-	-	849	-	-
Home Equity	194	-	-	189	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	2,770	-	-	3,693	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$32,321	$-	$-	$32,731	$-	$-

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest Income	Recorded	Income	Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,284	$-	$-	$856	$-	$-
Farmland	-	-	-	-	-	-
Non Farm, Non Residential	1,975	-	-	2,798	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	-	-	-	-	-	-
Residential
First Liens	-	-	-	250	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	-	-	-
Multifamily	-	-	-	83	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
With an allowance recorded:
Commercial
Commercial & Industrial	16,669	-	-	17,068	-	-
Farmland	891	-	-	891	-	-
Non Farm, Non Residential	2,609	-	-	3,345	-	-
Agriculture	-	-	-	-	-	-
All Other Commercial	1,384	-	-	1,428	-	-
Residential
First Liens	1,213	-	-	1,213	-	-
Home Equity	-	-	-	-	-	-
Junior Liens	-	-	-	293	-	-
Multifamily	-	-	-	-	-	-
All Other Residential	-	-	-	-	-	-
Consumer
Motor Vehicle	-	-	-	-	-	-
All Other Consumer	-	-	-	-	-	-
TOTAL	$26,025	$-	$-	$28,225	$-	$-

The table below presents the recorded investment in non-performing loans.

		June 30, 2013
	Loans Past
	Due Over	Troubled
	90 Day Still	Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$245	$10,288	$6,877
Farmland	61	-	61
Non Farm, Non Residential	-	4,717	8,003
Agriculture	-	-	81
All Other Commercial	-	-	4,601
Residential
First Liens	514	4,228	5,357
Home Equity	62	-	191
Junior Liens	113	-	557
Multifamily	-	-	149
All Other Residential	-	-	141
Consumer
Motor Vehicle	89	676	170
All Other Consumer	-	17	1,366
TOTAL	$1,084	$19,926	$27,554

		December 31, 2012
	Loans Past
	Due Over	Troubled
	90 Day Still	Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$724	$11,573	$9,360
Farmland	231	-	907
Non Farm, Non Residential	491	4,836	6,718
Agriculture	69	-	104
All Other Commercial	-	-	4,811
Residential
First Liens	1,237	4,126	6,852
Home Equity	24	-	196
Junior Liens	538	-	405
Multifamily	101	-	5,598
All Other Residential	-	-	150
Consumer
Motor Vehicle	133	685	174
All Other Consumer	3	16	1,519
TOTAL	$3,551	$21,236	$36,794

Loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual are $24 thousand at June 30, 2013 and $630 thousand at December 31, 2012. Covered loans included in non-accrual loans are $2.7 million at June 30, 2013 and $4.3 million at December 31, 2012. Covered loans of $1.7 million at June 30, 2013 and $2.9 million at December 31, 2012 are deemed impaired and have allowance for loan loss allocated to them of $100 thousand and $236 thousand, respectively for June 30, 2013 and December 31, 2012. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			June 30, 2013
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,428	$820	$7,255	$9,503	$467,641	$477,144
Farmland	189	-	65	254	84,843	85,097
Non Farm, Non Residential	1,558	48	3,866	5,472	265,855	271,327
Agriculture	395	-	2	397	121,016	121,413
All Other Commercial	204	195	363	762	95,895	96,657
Residential
First Liens	1,732	1,573	2,480	5,785	335,621	341,406
Home Equity	113	31	62	206	42,627	42,833
Junior Liens	199	173	505	877	33,722	34,599
Multifamily	357	-	48	405	58,626	59,031
All Other Residential	-	-	-	-	9,757	9,757
Consumer
Motor Vehicle	2,868	482	98	3,448	243,599	247,047
All Other Consumer	99	25	-	124	21,771	21,895
TOTAL	$9,142	$3,347	$14,744	$27,233	$1,780,973	$1,808,206

			December 31, 2012
			Greater
	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,315	$861	$3,616	$5,792	$487,160	$492,952
Farmland	534	-	1,122	1,656	87,270	88,926
Non Farm, Non Residential	5,618	1,004	2,449	9,071	290,023	299,094
Agriculture	137	-	78	215	130,404	130,619
All Other Commercial	568	202	350	1,120	81,453	82,573
Residential
First Liens	8,359	1,659	4,599	14,617	336,230	350,847
Home Equity	143	15	24	182	43,317	43,499
Junior Liens	555	98	586	1,239	36,535	37,774
Multifamily	52	-	5,641	5,693	49,019	54,712
All Other Residential	214	-	-	214	10,834	11,048
Consumer
Motor Vehicle	4,164	600	182	4,946	241,303	246,249
All Other Consumer	225	93	3	321	23,318	23,639
TOTAL	$21,884	$4,532	$18,650	$45,066	$1,816,866	$1,861,932

Troubled Debt Restructurings:

The Corporation has allocated $3.7 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. The Corporation has not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. No modification in 2013 or 2012 resulted in permanent reduction of the recorded investment in the loan. There were $90 thousand in modifications that were troubled debt restructurings in the quarter ended June 30, 2013 and $655 thousand for the three months ended June 30, 2012, resulting in no impact to the allowance for loan losses. There were no loans that defaulted during the six months ended June 30, 2013 or 2012 that had been restructured within the past 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

			June 30, 2013
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,347	$23,878	$28,895	$6,103	$2,791	$476,014
Farmland	80,045	3,097	685	-	35	83,862
Non Farm, Non Residential	236,649	9,962	21,931	870	1,195	270,607
Agriculture	114,878	4,703	97	-	436	120,114
All Other Commercial	80,642	3,453	11,124	49	816	96,084
Residential
First Liens	110,195	10,336	8,760	1,354	209,524	340,169
Home Equity	13,229	602	1,477	115	27,334	42,757
Junior Liens	9,246	191	476	243	24,317	34,473
Multifamily	54,073	3,121	1,581	101	19	58,895
All Other Residential	1,956	-	33	-	7,733	9,722
Consumer
Motor Vehicle	11,644	315	383	10	233,521	245,873
All Other Consumer	3,754	62	64	19	17,860	21,759
TOTAL	$1,130,658	$59,720	$75,506	$8,864	$525,581	$1,800,329

			December 31, 2012
		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,680	$31,368	$31,442	$7,138	$7,025	$491,653
Farmland	81,977	2,718	1,616	-	805	87,116
Non Farm, Non Residential	249,614	25,764	22,038	831	42	298,289
Agriculture	119,789	8,921	134	-	62	128,906
All Other Commercial	69,952	132	11,239	54	803	82,180
Residential
First Liens	113,360	8,986	11,516	689	215,034	349,585
Home Equity	13,035	469	1,631	23	28,267	43,425
Junior Liens	10,419	50	515	70	26,575	37,629
Multifamily	42,719	3,328	8,481	59	-	54,587
All Other Residential	2,840	-	35	-	8,136	11,011
Consumer	-
Motor Vehicle	11,695	262	311	25	232,727	245,020
All Other Consumer	4,614	73	104	21	18,675	23,487
TOTAL	$1,134,694	$82,071	$89,062	$8,910	$538,151	$1,852,888

3. Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

		(000's)
		June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,719	$36	$-	$1,755
Mortgage Backed Securities - Residential	220,988	8,589	(1,887)	227,690
Mortgage Backed Securities - Commercial	4,905	1	(268)	4,638
Collateralized Mortgage Obligations	410,427	1,728	(9,158)	402,997
State and Municipal Obligations	185,821	7,257	(1,757)	191,321
Collateralized Debt Obligations	11,356	4,124	(7,304)	8,176
Equity Securities	320	150	-	470
TOTAL	$835,536	$21,885	($20,374)	$837,047

		(000's)
		December 31, 2012
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$1,807	$79	$-	$1,886
Mortgage Backed Securities-residential	231,316	13,373	(13)	244,676
Mortgage Backed Securities-commercial	5,146	1	(16)	5,131
Collateralized mortgage obligations	230,739	2,827	(246)	233,320
State and municipal	187,044	12,518	(77)	199,485
Collateralized debt obligations	12,243	1,761	(7,882)	6,122
Equities	320	60	-	380
TOTAL	$668,615	$30,619	$(8,234)	$691,000

Contractual maturities of debt securities at June 30, 2013 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$14,192	$14,321
Due after one but within five years	30,512	31,986
Due after five but within ten years	88,599	91,523
Due after ten years	476,020	466,419
	609,323	604,249
Mortgage-backed securities and equities	226,213	232,798
TOTAL	$835,536	$837,047

There were $7 thousand in gains from investment sales realized by the Corporation for the six months ended June 30, 2013. For the three months ended June 30, 2013 the gains were $3 thousand. There were $664 thousand in gains and $4 thousand in losses from investment sales, and $11 thousand in losses from OTTI realized by the Corporation for the six months ended June 30, 2012. The $11 thousand of OTTI was realized in the second quarter of 2012.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

			June 30, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$62,792	$(1,887)	$-	$-	$62,792	$(1,887)
Mortgage Backed Securities - Commercial	4,599	(268)	-	-	4,599	(268)
Collateralized mortgage obligations	31,480	(9,158)	-	-	31,480	(9,158)
State and municipal obligations	35,591	(1,654)	985	(103)	36,576	(1,757)
Collateralized Debt Obligations	-	-	3,874	(7,304)	3,874	(7,304)
Total temporarily impaired securities	$134,462	$(12,967)	$4,859	$(7,407)	$139,321	$(20,374)

			December 31, 2012
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$7,245	$(13)	$-	$-	$7,245	$(13)
Mortgage Backed Securities - Commercial	5,086	(16)	-	-	5,086	(16)
Collateralized mortgage obligations	46,121	(246)	-	-	46,121	(246)
State and municipal obligations	8,611	(77)	-	-	8,611	(77)
Collateralized Debt Obligations	-	-	4,032	(7,882)	4,032	(7,882)
Total temporarily impaired securities	$67,063	$(352)	$4,032	$(7,882)	$71,095	$(8,234)

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

Gross unrealized losses on investment securities were $20.4 million as of June 30, 2013 and $8.2 million as of December 31, 2012. A majority of these losses represent negative adjustments to market value relative to the interest rate environment and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the total unrealized loss in investment securities relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during the first or second quarter of 2013. Those three CDO’s have a contractual balance of $26.9 million at June 30, 2013 which has been reduced to $7.6 million by $1.2 million of interest payments received, $14.9 million of cumulative OTTI charges recorded through earnings to date, and $3.2 million recorded in other comprehensive income ($2.0 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at June 30, 2013 from 28% to 92%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

In July 2013, the Corporation received a $1.3 million payment on a CDO with a book value at June 30, 2013 of $.2 million. This CDO had the highest severity of recorded impairment and a payment of this magnitude (and timing) was not contemplated in the OTTI evaluation at June 30, 2013. This payment will be included in future evaluations of this CDO and management expects that some portion of this payment will be recorded as a recovery of previously recorded OTTI in the third quarter of 2013.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $646 thousand and a fair value of $583 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 4.4 to 90.3 while Moody Investor Service pricing ranges from .32 to 90.5, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

Equity securities relate to investments in bank stocks held at the holding company. In the second quarter of 2012 the Corporation recognized other-than-temporary impairment on an equity security in the amount of $11 thousand. Bank stock values have been negatively impacted by the current economic environment and market pessimism.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Beginning balance	$14,983	$15,180	$14,983	$15,180
Increases to the amount related to the credit
loss for which other-than-temporary was previously recognized	-	11	-	11
Amounts realized for securities sold during the period	-	(208)	-	(208)
Ending balance	$14,983	$14,983	$14,983	$14,983

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

   For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity and certain investments in state and municipal securities. The fair value of the trust preferred securities is obtained from a third party provider without adjustment. As described previously, management obtains values from other pricing sources to validate the Standard & Poors pricing that they currently utilize. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurements.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2013
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$1,755	$-	$1,755
Mortgage Backed Securities-residential	-	227,690	-	227,690
Mortgage Backed Securities-commercial	-	4,638	-	4,638
Collateralized mortgage obligations	-	402,997	-	402,997
State and municipal	-	184,819	6,502	191,321
Collateralized debt obligations	-	-	8,176	8,176
Equities	470	-	-	470
TOTAL	$470	$821,899	$14,678	$837,047
Derivative Assets		1,401
Derivative Liabilities		(1,401)

	December 31, 2012
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$-	$1,886	$-	$1,886
Mortgage Backed Securities-residential	-	244,676	-	244,676
Mortgage Backed Securities-commercial	-	5,131	-	5,131
Collateralized mortgage obligations	-	233,320	-	233,320
State and municipal	-	189,574	9,911	199,485
Collateralized debt obligations	-	-	6,122	6,122
Equities	380	-	-	380
TOTAL	$380	$674,587	$16,033	$691,000
Derivative Assets		2,053
Derivative Liabilities		(2,053)

There were no transfers between Level 1 and Level 2 during 2013 and 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and the year ended December 31, 2012.

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	Three months ended June 30, 2013
	State and	Collateralized
	municipal	debt
	obligations	obligations	Total
Beginning balance, April 1	$6,502	$5,972	$12,474
Total realized/unrealized gains or losses
Included in earnings	-	-	-
Included in other comprehensive income	-	2,408	2,408
Transfers & Purchases	-	-	-
Settlements	-	(204)	(204)
Ending balance, June 30	$6,502	$8,176	$14,678

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	Six months ended June 30, 2013
	State and	Collateralized
	municipal	debt
	obligations	obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	-		-
Included in other comprehensive income	-	2,803	2,803
Transfers & Purchases	-	-	-
Settlements	(3,409)	(749)	(4,158)
Ending balance, June 31	$6,502	$8,176	$14,678

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3)
	December 31, 2012
		State and	Collateralized
		municipal	debt
	Equities	obligations	obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	(446)	-	(96)	(542)
Included in other comprehensive income	-	-	1,556	1,556
Transfers & Purchases	-	1,186	-	1,186
Settlements	(1,265)	(800)	(109)	(2,174)
Ending balance, December 31	$-	$9,911	$6,122	$16,033

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$6,502	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$9,336	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	21,060	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

All impaired loans disclosed in footnote 2 are valued at Level 3 and are carried at a fair value of $21.1 million, net of a valuation allowance of $6.2 million at June 30, 2013. At December 31, 2012 impaired loans valued at Level 3 were carried at a fair value of $26.0 million, net of a valuation allowance of $7.6 million. The impact to the provision for loan losses was $(0.6) and $2.4 million for the three and six months ended June 30, 2013, and was $4.2 million for the year ended December 31, 2012. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2013, with a value of $9.3 million was reduced $232 thousand for fair value adjustment. Other real estate owned at December 31, 2012, with a value of $7.7 million was reduced $234 thousand for fair value adjustment.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider selling costs and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 5% to20% for costs to sell and marketability. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties. One impaired loan has an estimated fair value of $3.9 million. The collateral securing this loan is a hotel and was appraised based on income and sales comparison approaches. Given the current distressed market, it was difficult for the appraiser to identify recent and relevant comparable sales, therefore the value was based predominantly on the income method which applied a 9.5% capitalization rate to projected net operating income.

The following tables presents loans identified as impaired by class of loans as of June 30, 2013 and December 31, 2012, which are all considered Level 3.

	June 30, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$14,391	$3,657	$10,734
Farmland	-	-	-
Non Farm, Non Residential	8,373	1,507	6,866
Agriculture	-	-	-
All Other Commercial	4,189	993	3,196
Residential
First Liens	73	-	73
Home Equity	191	-	191
Junior Liens	-	-	-
Multifamily	-	-	-
All Other Residential	-	-	-
Consumer
Motor Vehicle	-	-	-
All Other Consumer	-	-	-
TOTAL	$27,217	$6,157	$21,060

	December 31, 2012
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,098	$3,153	$13,945
Farmland	891	191	700
Non Farm, Non Residential	7,386	293	7,093
Agriculture	-	-
All Other Commercial	1,209	52	1,157
Residential
First Liens	1,254	126	1,128
Home Equity	179	-	179
Junior Liens	-	-	-
Multifamily	5,540	3,794	1,746
All Other Residential	-		-
Consumer
Motor Vehicle	-		-
All Other Consumer	-		-
TOTAL	$33,557	$7,609	$25,948

The carrying amounts and estimated fair value of financial instruments at June 30, 2013 and December 31, 2012, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total

Cash and due from banks	$73,720	$17,946	$55,774	$-	$73,720
Federal funds sold	10,215	-	10,215	-	10,215
Securities available—for—sale	837,047	470	821,898	14,679	837,047
Restricted stock	21,050	n/a	n/a	n/a	n/a
Loans, net	1,777,186	-		1,832,518	1,832,518
FDIC Indemnification Asset	1,515	-	1,515	-	1,515
Accrued interest receivable	11,046	-	3,171	7,875	11,046
Deposits	(2,279,505)	-	(2,282,242)	-	(2,282,242)
Short—term borrowings	(29,194)	-	(29,194)	-	(29,194)
Federal Home Loan Bank advances	(209,534)	-	(211,786)	-	(211,786)
Accrued interest payable	(924)	-	(924)	-	(924)

	December 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,230	$21,333	$65,897	$-	$87,230
Federal funds sold	20,800	-	20,800	-	20,800
Securities available—for—sale	691,000	380	674,587	16,033	691,000
Restricted stock	21,292	n/a	n/a	n/a	n/a
Loans, net	1,829,978	-	-	1,916,256	1,916,256
FDIC Indemnification Asset	2,632	-	2,632	-	2,632
Accrued interest receivable	12,024	-	2,980	9,044	12,024
Deposits	(2,276,134)	-	(2,280,910)	-	(2,280,910)
Short—term borrowings	(40,551)	-	(40,551)	-	(40,551)
Federal Home Loan Bank advances	(119,705)	-	(124,933)	-	(124,933)
Accrued interest payable	(1,163)	-	(1,163)	-	(1,163)

5. Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30,	December 31,
	2013	2012
Federal Funds Purchased	$1,400	$2,750
Repurchase Agreements	27,794	37,801
	$29,194	$40,551

6. Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000 's)
	June 30,	December 31,
	2013	2012
FHLB Advances	$209,534	$119,705
	$209,534	$119,705

7. Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$559	$1,218	$17	$15	$1,119	$2,436	$34	$30
Interest cost	846	917	43	43	1,692	1,833	87	86
Expected return on plan assets	(827)	(815)	-	-	(1,655)	(1,629)	-	-
Amortization of transition obligation	-	-	15	15	-	-	30	30
Net amortization of prior service cost	(4)	41	-	-	(8)	83	-	-
Net amortization of net (gain) loss	523	567	-	-	1,046	1,135	-	-
Net Periodic Benefit Cost	$1,097	$1,928	$75	$73	$2,194	$3,858	$151	$146

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $2.1 million and $550 thousand respectively to its Pension Plan and ESOP and $234 thousand to the Post Retirement Health Benefits Plan in 2013. Contributions of $620 thousand have been made to the Pension Plan. Contributions of $103 thousand have been made through the first six months of 2013 for the Post Retirement Health Benefits plan. No contributions have been made in 2013 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2013 there has been $700 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

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

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Corporation’s operating results or financial condition.

9. Acquisitions and FDIC Indemnification Asset

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.1 million for losses and carrying expenses and currently carries a balance of $1.5 million. Included in the current balance is the estimate of $469 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as probable incurred losses.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at June 30, 2013 and December 31, 2012, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

		June 30, 2013
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$3,071	$20,464	$-	$23,535
Foreclosed Assets	-	-	630	630
Total Covered Assets	$3,071	$20,464	$630	$24,165

		December 31, 2012
	ASC 310-30	Non ASC 310-30
	Loans	Loans	Other	Total
Loans	$4,279	$23,475	$-	$27,754
Foreclosed Assets	-	-	720	720
Total Covered Assets	$4,279	$23,475	$720	$28,474

The rollforward of the FDIC Indemnification asset is as follows:

		Six Months
	Quarter Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
(Dollar amounts in thousands)	2013	2013	2012
Beginning balance	$1,770	$2,632	$2,384
Accretion	-		-
Net changes in losses and expenses	(128)	(830)	2,422
Reimbursements from the FDIC	(127)	(287)	(2,174)
TOTAL	$1,515	$1,515	$2,632

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2013, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $559 thousand allowance for credit losses related to these loans at June 30, 2013. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

On March 18, 2013, First Financial Bank, a subsidiary of First Financial Corporation entered into a Purchase and Assumption Agreement with Bank of America, National Association. Under the terms of the Agreement, First Financial Bank will purchase certain assets and assume certain liabilities of 7 branch offices and 2 drive-up facilities of Bank of America in central and southern Illinois. Pursuant to the terms of the Agreement, First Financial Bank has agreed to assume approximately $250 million in deposit liabilities and to acquire approximately $2.3 million of loans, as well as real property, furniture, and other fixed operating assets associated with the branches. First Financial Bank will pay a 2.75% deposit premium. The agreement is expected to close in the third quarter of 2013. Regulatory approval has been received.

10. Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012.

	Unrealized
	gains and	2013
	Losses on
	available-
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1	$11,764	$(20,689)	$(8,925)
Change in other comprehensive income before reclassification	(10,557)	-	(10,557)
Amounts reclassified from accumulated other comprehensive income	(2)	338	336
Net Current period other comprehensive other income	(10,559)	338	(10,221)
Ending balance, June 30	$1,205	$(20,351)	$(19,146)

	Unrealized
	gains and	2013
	Losses on
	available-
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(12,222)	-	(12,222)
Amounts reclassified from accumulated other comprehensive income	(4)	552	548
Net Current period other comprehensive other income	(12,226)	552	(11,674)
Ending balance, June 30	$1,205	$(20,351)	$(19,146)

	Unrealized
	gains and	2012
	Losses on
	available-
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1	$12,782	$(22,864)	$(10,082)
Change in other comprehensive income before reclassification	734		734
Amounts reclassified from accumulated other comprehensive income	(392)	402	10
Net Current period other comprehensive other income	342	402	744
Ending balance, June 30	$13,124	$(22,462)	$(9,338)

	Unrealized
	gains and	2012
	Losses on
	available-
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$12,740	$(23,234)	$(10,494)
Change in other comprehensive income before reclassification	773	-	773
Amounts reclassified from accumulated other comprehensive income	(389)	772	383
Net Current period other comprehensive other income	384	772	1,156
Ending balance, June 30	$13,124	$(22,462)	$(9,338)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	4/1/2013	Change	6/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$15,161	$(12,138)	$3,023
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,397)	1,579	(1,818)
Total unrealized loss on securities available-for-sale	$11,764	$(10,559)	$1,205
Unrealized loss on retirement plans	(20,689)	338	(20,351)
TOTAL	$(8,925)	$(10,221)	$(19,146)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	1/1/2013	Change	6/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(14,021)	$3,023
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	1,795	(1,818)
Total unrealized loss on securities available-for-sale	$13,431	$(12,226)	$1,205
Unrealized loss on retirement plans	(20,903)	552	(20,351)
TOTAL	$(7,472)	$(11,674)	$(19,146)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	4/1/2012	Change	6/30/2012
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$18,175	$11	$18,514
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(5,393)	3	(5,390)
Total unrealized loss on securities available-for-sale	$12,782	$14	$13,124
Unrealized loss on retirement plans	(22,864)	402	(22,462)
TOTAL	$(10,082)	$744	$(9,338)

	Balance	Current	Balance
	at	Period	at
(Dollar amounts in thousands)	1/1/2012	Change	6/30/2012
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$18,136	$251	$18,387
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(5,396)	133	(5,263)
Total unrealized loss on securities available-for-sale	$12,740	$384	$13,124
Unrealized loss on retirement plans	(23,234)	772	(22,462)
TOTAL	$(10,494)	$1,156	$(9,338)

	Three Months ended June 30, 2013
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$3		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$2		Net of tax

Amortization of	$(563	)(a)
retirement plan items	225		Income tax expense
	$(338)		Net of tax

Total reclassifications for the period	$(336)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months ended June 30, 2013
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$7		Net securities gains (losses)
on available-for-sale	(3)		Income tax expense
securities	$4		Net of tax

Amortization of	$(920	)(a)
retirement plan items	368		Income tax expense
	$(552)		Net of tax

Total reclassifications for the period	$(548)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months ended June 30, 2012
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$653		Net securities gains (losses)
on available-for-sale	(261)		Income tax expense
securities	$392		Net of tax

Amortization of	$(670	)(a)
retirement plan items	268		Income tax expense
	$(402)		Net of tax
Total reclassifications for the period	$(10)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months ended June 30, 2012
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$649		Net securities gains (losses)
on available-for-sale	(260)		Income tax expense
securities	$389		Net of tax

Amortization of	$(1,286	)(a)
retirement plan items	514		Income tax expense
	$(772)		Net of tax
Total reclassifications for the period	$(383)		Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2012 in the 10-K filed for the fiscal year ended December 31, 2012.

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

Summary of Operating Results

Net income for the three and six months ended June 30, 2013 was $6.4 and $14.1 million respectively compared to $8.7 and $16.1 million for the same period of 2012. Basic earnings per share decreased to $0.48 for the second quarter of 2013 compared to $0.66 for same period of 2012. Year to date earnings per share at June 30, 2013 is $1.06 compared to $1.22 for the same period of 2012. Return on Assets and Return on Equity were 0.88% and 6.78% respectively, for the three months ended June 30, 2013 compared to 1.20%and 9.43% for the three months ended June 30, 2012. Return on Assets and Equity were 0.96% and 7.49% respectively, for the six months ended June 30, 2013 compared to 1.11%and 8.96% for the six months ended June 30, 2012.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $1.9 million in the three months ended June 30, 2013 to $25.7 million from $27.7 million in the same period in 2012. The net interest margin for the three months ended June 30, 2013 is 4.09% compared to 4.42% for the same period of 2012, a 7.5% decrease, driven by a greater decline in income realized on earning assets than the decline in the costs of funding. Net interest income for the six months ended June 30, 2013 decreased 5.3% or $2.9 million to $51.9 million from the $54.8 million for the six months ended June 30, 2012.

Non-Interest Income

Non-interest income for the three months ended June 30, 2013 was $9.7 million, a decrease of $0.1 million from the $9.8 million for the same period of 2012. Non-interest income for the six months ended June 30, 2013 was $0.3 million higher than the same period of 2012. Security gains decrease in 2013 offset increases in other areas of non-interest income.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2013 increased by $0.3 million to $23.4 million compared to the same period in 2012. Salaries and fringe benefits decreased $178 thousand. For the six months ended June 30, 2013 non-interest expense of $45.6 million decreased $0.9 million over the same period of 2012. Salaries and benefits were reduced $1.0 million. Other expenses in 2012, which include many costs from the acquisition of Freestar bank were reduced $489 thousand in the first six months of 2013 compared to the same periods of 2012.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $1.2 million to $6.0 million for the first half of 2013 compared to $4.8 million for the same period of 2012 and was $3.0 million for the second quarter of 2013 compared to $1.8 million in 2012. Net charge offs for the second quarter of 2013 were $5.8 million compared to $1.4 million for the same period of 2012. Net charge offs for the six months ended June 30, 2013 were the same at $4.8 million compared to the same period of 2012. For the six months ended June 30, 2013 and 2012, net charge-offs to average loans and leases were 0.53% and 0.51%, respectively. The majority of the loans charged off in the second quarter were reserved for in prior quarters. Provision expense is also impacted by changes in the FDIC indemnification asset. For the quarter ended June 30, 2013, these changes increases the provision by $260 thousand compared to a decrease of $1.4 million in 2012. For the six months ended June 30, 2013, these changes increased the provision by $1.0 million compared to a decrease of $914 thousand in 2012. During 2013, the volume of impaired loans and specific allocations for these loans increased as compared to the same period of 2012. The allowance for loan losses has increased to $22.1 million at June 30, 2013 compared to $22.0 million at December 31, 2012. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $47.6 million at June 30, 2013 compared to $59.8 million at December 31, 2012. A summary of non-performing loans at June 30, 2013 and December 31, 2012 follows:

	(000's)
	June 30,	December 31,
	2013	2012
Non-accrual loans	$27,554	$36,794
Restructured loans	18,212	19,671
Accruing loans past due over 90 days	980	3,362
	$46,746	$59,827
Ratio of the allowance for loan losses
as a percentage of non-performing loans	47.3%	36.7%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	June 30,	December 31,
	2013	2012
Non-accrual loans
Commercial loans	$19,623	$21,900
Residential loans	6,395	13,201
Consumer loans	1,536	1,693
	$27,554	$36,794

Past due 90 days or more
Commercial loans	$298	$1,481
Residential loans	597	1,750
Consumer loans	85	131
	$980	$3,362

The following table is information on the non-accrual loans at June 30, 2013 and December 31, 2012 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	June 30,	December 31,
	2013	2012
Non-accrual loans
Commercial loans	$2,395	$4,114
1-4 family residential	280	217
Installment loans	-	-
	$2,675	$4,331

Past due 90 days or more:
Commercial loans	$0	$539
Residential loans	24	91
Consumer loans	-	-
	$24	$630

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2013. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.37% over the next 12 months and increase 5.46% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.95% over the next 12 months and decrease 2.68% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.67%	-4.69%	-6.74%
Down 100	-0.95	-2.68	-3.94
Up 100	2.37	5.46	9.27
Up 200	2.49	8.59	16.41

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $15.1 million of investments that mature throughout the next 12 months. The Corporation also anticipates $103.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $7.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2013 to the same period in 2012, loans, net of unearned discount, have decreased to $1.80 billion from $1.88 billion. Deposits remained stable at $2.3 billion at June 30, 2013, substantially the same as at June 30, 2012. Shareholders' equity increased 2.8% or $10.1 million. This financial performance increased book value per share 2.3% to $27.68 at June 30, 2013 from $27.07 at June 30, 2012. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

As of June 30, 2013, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2013	December 31, 2012	To Be Well Capitalized

Total risk-based capital
Corporation	16.92%	16.37%	N/A
First Financial Bank	16.04%	15.67%	10.00%

Tier I risk-based capital
Corporation	15.90%	15.38%	N/A
First Financial Bank	15.13%	14.78%	6.00%

Tier I leverage capital
Corporation	11.96%	11.43%	N/A
First Financial Bank	11.34%	10.98%	5.00%

ITEM 4. Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2013 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – Other Information

ITEM 1. Legal Proceedings.

There are no material pending legal proceedings, other than routine litigation incidental to the business of the Corporation or its subsidiaries, to which the Corporation or any of the subsidiaries is a party to or of which any of their respective property is subject. Further, there is no material legal proceeding in which any director, officer, principal shareholder, or affiliate of the Corporation or any of its subsidiaries, or any associate of such director, officer, principal shareholder or affiliate is a party, or has a material interest, adverse to the Corporation or any of its subsidiaries.

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

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

2.1	Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2013.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 by Principal Executive Officer, dated August 7, 2013

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 by Principal Financial Officer, dated August 7, 2013.

32.1	Certification, dated August 7, 2013, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2013.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2013, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2013	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date: August 7, 2013	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)

ITEM 6. Exhibits.

Exhibit No.:	Description of Exhibit:

2.1	Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.

10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2013.

10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.

10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.

10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.

10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.

10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.

10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.

10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.

10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.

10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan

31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 by Principal Executive Officer, dated August 7, 2013

31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 by Principal Financial Officer, dated August 7, 2013.

32.1	Certification, dated August 7, 2013, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2013.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2013, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

*Management contract or compensatory plan or arrangement.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

