Form 10-Q
period 2013-09-30
FIRST FINANCIAL CORP /IN/
filed 2013-11-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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
Yes ☐ No ☒.

As of November 5, 2013, the registrant had outstanding 13,307,498 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$80,899	$87,230
Federal funds sold	3,420	20,800
Securities available-for-sale	872,675	691,000
Loans:
Commercial	1,057,823	1,088,144
Residential	482,477	496,237
Consumer	269,282	268,507
	1,809,582	1,852,888
Less:
Unearned Income	(977)	(952)
Allowance for loan losses	(22,004)	(21,958)
	1,786,601	1,829,978
Restricted Stock	21,050	21,292
Accrued interest receivable	11,767	12,024
Premises and equipment, net	51,875	47,308
Bank-owned life insurance	78,679	77,295
Goodwill	39,489	37,612
Other intangible assets	5,253	3,893
Other real estate owned	9,249	7,722
FDIC Indemnification Asset	1,171	2,632
Other assets	55,341	56,622
TOTAL ASSETS	$3,017,469	$2,895,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$491,826	$465,954
Interest-bearing:
Certificates of deposit of $100 or more	187,305	213,610
Other interest-bearing deposits	1,807,897	1,596,570
	2,487,028	2,276,134
Short-term borrowings	27,929	40,551
Other borrowings	58,362	119,705
Other liabilities	69,073	86,896
TOTAL LIABILITIES	2,642,392	2,523,286

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,516,113 in 2013 and 14,490,609 in 2012
Outstanding shares-13,307,498 in 2013 and 13,287,348 in 2012	1,810	1,808
Additional paid-in capital	70,537	69,989
Retained earnings	354,565	338,342
Accumulated other comprehensive income (loss)	(21,128)	(7,472)
Less: Treasury shares at cost-1,208,615 in 2013 and 1,203,261 in 2012	(30,707)	(30,545)
TOTAL SHAREHOLDERS’ EQUITY	375,077	372,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,017,469	$2,895,408
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,510	$24,725	$68,540	$75,149
Securities:
Taxable	5,038	3,308	11,732	10,339
Tax-exempt	1,750	1,827	5,281	5,442
Other	421	568	1,413	1,781
TOTAL INTEREST INCOME	29,719	30,428	86,966	92,711
INTEREST EXPENSE:
Deposits	1,349	1,881	4,625	6,714
Short-term borrowings	23	33	62	116
Other borrowings	549	1,108	2,570	3,648
TOTAL INTEREST EXPENSE	1,921	3,022	7,257	10,478
NET INTEREST INCOME	27,798	27,406	79,709	82,233
Provision for loan losses	495	2,559	6,476	7,304
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	27,303	24,847	73,233	74,929
NON-INTEREST INCOME:
Trust and financial services	1,402	1,413	4,331	4,332
Service charges and fees on deposit accounts	2,693	2,560	7,341	7,166
Other service charges and fees	2,818	2,506	8,044	7,237
Securities gains/(losses), net	—	17	7	677
Total impairment losses	—	—	—	(11)
Loss recognized in other comprehensive loss	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(11)
Insurance commissions	1,896	1,736	5,800	5,426
Gain on sales of mortgage loans	583	1,253	2,489	2,970
Other	245	203	1,165	1,159
TOTAL NON-INTEREST INCOME	9,637	9,688	29,177	28,956
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,773	13,695	41,082	42,005
Occupancy expense	1,544	1,465	4,642	4,370
Equipment expense	1,686	1,335	4,724	4,016
FDIC Expense	500	494	1,559	1,449
Other	7,316	5,975	18,394	17,646
TOTAL NON-INTEREST EXPENSE	24,819	22,964	70,401	69,486
INCOME BEFORE INCOME TAXES	12,121	11,571	32,009	34,399
Provision for income taxes	3,649	3,480	9,398	10,160
NET INCOME	8,472	8,091	22,611	24,239
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/losses on securities, net of reclassifications	(3,790)	3,123	(24,660)	3,763
Tax effect	1,468	(1,249)	10,112	(1,505)
	(2,322)	1,874	(14,548)	2,258
Change in funded status of post retirement benefits	566	645	1,486	1,932
Tax effect	(226)	(258)	(594)	(773)
	340	387	892	1,159
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,982)	2,261	(13,656)	3,417
COMPREHENSIVE INCOME (LOSS)	$6,490	$10,352	$8,955	$27,656
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.64	$0.61	$1.70	$1.83
Dividends per Share	$—	$—	$0.48	$0.47
Weighted average number of shares outstanding (in thousands)	13,307	13,238	13,305	13,233
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2013, and 2012
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2012	$1,807	$69,571	$328,056	$(9,338)	$(31,809)	$358,287
Net income	—	—	8,091	—	—	8,091
Other comprehensive income	—	—	—	2,261	—	2,261
Omnibus Equity Incentive Plan	1	121	—	—	—	122

Balance, September 30, 2012	$1,808	$69,692	$336,147	$(7,077)	$(31,809)	$368,761

Balance, July 1, 2013	$1,809	$70,354	$346,093	$(19,146)	$(30,707)	$368,403
Net income	—	—	8,472	—	—	8,472
Other comprehensive income (loss)	—	—	—	(1,982)	—	(1,982)
Omnibus Equity Incentive Plan	1	183	—	—	—	184

Balance, September 30, 2013	$1,810	$70,537	$354,565	$(21,128)	$(30,707)	$375,077
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2013, and 2012
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2012	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961
Net income	—	—	24,239	—	—	24,239
Other comprehensive income	—	—	—	3,417	—	3,417
Omnibus Equity Incentive Plan	2	364	—	—	—	366
Cash Dividends, $.47 per share	—	—	(6,222)	—	—	(6,222)
Balance, September 30, 2012	$1,808	$69,692	$336,147	$(7,077)	$(31,809)	$368,761

Balance, January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	—	—	22,611	—	—	22,611
Other comprehensive income (loss)	—	—	—	(13,656)	—	(13,656)
Treasury stock purchase (5,354 shares)					(162)	(162)
Omnibus Equity Incentive Plan	2	548	—	—	—	550
Cash Dividends, $.48 per share	—	—	(6,388)	—	—	(6,388)
Balance, September 30, 2013	$1,810	$70,537	$354,565	$(21,128)	$(30,707)	$375,077
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,611	$24,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,092	2,209
Provision for loan losses	6,476	7,304
Securities (gains) losses	(7)	(677)
Securities impairment loss	—	11
(Gain) loss on sale of other real estate	109	46
Restricted stock compensation	550	366
Depreciation and amortization	4,066	3,741
Other, net	1,488	2,345
NET CASH FROM OPERATING ACTIVITIES	37,385	39,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	5,052	9,015
Redemption of restricted stock	250	1,172
Purchases of restricted stock	(8)	(186)
Purchases of customer list	—	(114)
Cash received (disbursed) from purchase of branches	177,251	—
Redemption of bank owned life insurance	—	7,319
Purchase of bank owned life insurance	—	(1,551)
Calls, maturities and principal reductions on securities available-for-sale	126,395	99,465
Purchases of securities available-for-sale	(339,872)	(96,953)
Loans made to customers, net of repayment	36,105	24,248
Proceeds from sales of other real estate owned	1,251	3,210
Net change in federal funds sold	17,380	(44,048)
Additions to premises and equipment	(1,850)	(7,318)
NET CASH FROM INVESTING ACTIVITIES	21,954	(5,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	20,978	(15,945)
Net change in short-term borrowings	(12,622)	(56,025)
Proceeds from other borrowings	135,000	—
Maturities of other borrowings	(196,097)	(20,090)
Purchase of treasury stock	(162)	—
Dividends paid	(12,767)	(12,425)
NET CASH FROM FINANCING ACTIVITIES	(65,670)	(104,485)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,331)	(70,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,230	134,280
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,899	$63,638
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2013 and 2012 consolidated financial statements are unaudited. The December 31, 2012 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2012 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$14,531	$1,592	$3,637	$2,373	$22,133
Provision for loan losses*	(486)	(266)	504	548	300
Loans charged -off	(388)	(284)	(840)	—	(1,512)
Recoveries	361	398	324	—	1,083
Ending Balance	$14,018	$1,440	$3,625	$2,921	$22,004
* Provision before increase of $195 thousand in 2013for decrease in FDIC indemnification asset

Allowance for Loan Losses:	September 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,190	$2,124	$3,744	$1,034	$20,092
Provision for loan losses*	765	1,594	196	85	2,640
Loans charged -off	(715)	(381)	(779)	—	(1,875)
Recoveries	167	36	397	—	600
Ending Balance	$13,407	$3,373	$3,558	$1,119	$21,457
* Provision before decrease of $81 thousand in 2012 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September30.

Allowance for Loan Losses:	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	2,438	234	1,348	1,255	5,275
Loans charged -off	(2,273)	(4,683)	(2,677)	—	(9,633)
Recoveries	2,866	463	1,075	—	4,404
Ending Balance	$14,018	$1,440	$3,625	$2,921	$22,004
* Provision before increase of $1.2 million in 2013 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	September 30, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	3,642	2,859	1,185	614	8,300
Loans charged -off	(2,917)	(2,289)	(2,635)	—	(7,841)
Recoveries	563	75	1,119	—	1,757
Ending Balance	$13,407	$3,373	$3,558	$1,119	$21,457
* Provision before decrease of $1.0 million in 2012 for increase in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2013 and December 31, 2012.

Allowance for Loan Losses	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$5,510	$—	$—	$—	$5,510
Collectively evaluated for impairment	7,698	1,254	3,625	2,921	15,498
Acquired with deteriorated credit quality	810	186	—	—	996
Ending Balance	$14,018	$1,440	$3,625	$2,921	$22,004

Loans:	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$24,741	$226	$—	$24,967
Collectively evaluated for impairment	1,028,446	481,064	270,518	1,780,028
Acquired with deteriorated credit quality	10,142	2,736	—	12,878
Ending Balance	$1,063,329	$484,026	$270,518	$1,817,873

Allowance for Loan Losses:	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,453	3,920	—	—	7,373
Collectively evaluated for impairment	7,286	1,506	3,879	1,666	14,337
Acquired with deteriorated credit quality	248	—	—	—	248
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958

Loans	December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	23,721	6,973	—	30,694
Collectively evaluated for impairment	1,056,861	487,486	269,882	1,814,229
Acquired with deteriorated credit quality	13,582	3,421	6	17,009
Ending Balance	$1,094,164	$497,880	$269,888	$1,861,932

The following tables present loans individually evaluated for impairment by class of loans.

			September 30, 2013
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$3,725	$3,527	$—	$1,464	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	24	24	—	6	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	9	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,789	10,789	3,353	14,131	—	—
Farmland	—	—	—	446	—	—
Non Farm, Non Residential	8,063	7,997	1,361	8,100	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	4,107	4,107	896	3,458	—	—
Residential
First Liens	38	38	—	646	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,770	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$26,746	$26,482	$5,610	$31,030	$—	$—

			December 31, 2012
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$1,013	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	1,679	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	150	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	50	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,262	17,098	3,153	16,738	—	—
Farmland	891	891	191	891	—	—
Non Farm, Non Residential	7,438	7,386	293	5,000	179	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,209	1,209	52	1,362	—	—
Residential
First Liens	1,254	1,254	126	1,230	—	—
Home Equity	179	179	—	75	—	—
Junior Liens	—	—	—	176	—	—
Multifamily	5,540	5,540	3,794	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$33,773	$33,557	$7,609	$30,580	$179	$—

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,728	$—	$—	$1,464	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	12	—	—	6	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	17	—	—	9	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	11,627	—	—	14,131	—	—
Farmland	—	—	—	446	—	—
Non Farm, Non Residential	8,185	—	—	8,100	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	4,148	—	—	3,458	—	—
Residential
First Liens	39	—	—	646	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,770	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$26,756	$—	$—	$31,030	$—	$—

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,531	$—	$—	$1,266	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	987	—	—	2,098	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	188	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	62	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	15,427	—	—	16,648	—	—
Farmland	891	—	—	891	—	—
Non Farm, Non Residential	5,045	—	—	4,404	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,313	—	—	1,400	—	—
Residential
First Liens	1,234	—	—	1,224	—	—
Home Equity	99	—	—	49	—	—
Junior Liens	—	—	—	220	—	—
Multifamily	2,770	—	—	1,385	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$30,297	$—	$—	$29,835	$—	$—

The table below presents the recorded investment in non-performing loans.

	September 30, 2013
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$10	$10,083	$5,061
Farmland	—	—	179
Non Farm, Non Residential	37	6,215	5,189
Agriculture	—	—	116
All Other Commercial	—	—	4,165
Residential
First Liens	747	4,276	4,414
Home Equity	22	—	188
Junior Liens	147	—	547
Multifamily	—	—	452
All Other Residential	—	—	135
Consumer
Motor Vehicle	172	626	186
All Other Consumer	4	17	1,168
TOTAL	$1,139	$21,217	$21,800

	December 31, 2012
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$724	$11,573	$9,360
Farmland	231	—	907
Non Farm, Non Residential	491	4,836	6,718
Agriculture	69	—	104
All Other Commercial	—	—	4,811
Residential
First Liens	1,237	4,126	6,852
Home Equity	24	—	196
Junior Liens	538	—	405
Multifamily	101	—	5,598
All Other Residential	—	—	150
Consumer
Motor Vehicle	133	685	174
All Other Consumer	3	16	1,519
TOTAL	$3,551	$21,236	$36,794

Loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual are $76 thousand at September 30, 2013 and $630 thousand at December 31, 2012. Covered loans included in non-accrual loans are $2.7 million at September 30, 2013 and $4.3 million at December 31, 2012. Covered loans of $1.7 million at September 30, 2013 and $2.9 million at December 31, 2012 are deemed impaired and have allowance for loan loss allocated to them of $100 thousand and $236 thousand, respectively for September 30, 2013 and December 31, 2012. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2013
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,863	$1,096	$10,830	$13,789	$466,057	$479,846
Farmland	58	—	123	181	85,479	85,660
Non Farm, Non Residential	204	464	3,080	3,748	255,676	259,424
Agriculture	280	—	1	281	129,151	129,432
All Other Commercial	260	102	—	362	108,605	108,967
Residential
First Liens	1,701	1,563	1,889	5,153	331,226	336,379
Home Equity	177	9	22	208	42,288	42,496
Junior Liens	248	57	659	964	32,864	33,828
Multifamily	20	—	404	424	60,584	61,008
All Other Residential	—	26	—	26	10,289	10,315
Consumer
Motor Vehicle	3,250	474	189	3,913	244,281	248,194
All Other Consumer	152	9	4	165	22,159	22,324
TOTAL	$8,213	$3,800	$17,201	$29,214	$1,788,659	$1,817,873

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,315	$861	$3,616	$5,792	$487,160	$492,952
Farmland	534	—	1,122	1,656	87,270	88,926
Non Farm, Non Residential	5,618	1,004	2,449	9,071	290,023	299,094
Agriculture	137	—	78	215	130,404	130,619
All Other Commercial	568	202	350	1,120	81,453	82,573
Residential
First Liens	8,359	1,659	4,599	14,617	336,230	350,847
Home Equity	143	15	24	182	43,317	43,499
Junior Liens	555	98	586	1,239	36,535	37,774
Multifamily	52	—	5,641	5,693	49,019	54,712
All Other Residential	214	—	—	214	10,834	11,048
Consumer
Motor Vehicle	4,164	600	182	4,946	241,303	246,249
All Other Consumer	225	93	3	321	23,318	23,639
TOTAL	$21,884	$4,532	$18,650	$45,066	$1,816,866	$1,861,932

Troubled Debt Restructurings:

The Corporation has allocated $4.1 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012. The Corporation has not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings. Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. No modification in 2013 or 2012 resulted in permanent reduction of the recorded investment in the loan. There were $1.6 million in modifications that were troubled debt restructurings in the quarter ended September 30, 2013 and $5.1 million for the three months ended September 30, 2012, resulting in no impact to the allowance for loan losses. In the third quarter of 2013 and 2012 there were non farm, non residential loans for $1.5 million and $4.9 million respectively that were collateralized well enough to expect no loss. The remaining loans added were all other consumer loans. There were no loans that defaulted during the nine months ended September 30, 2013 that had been restructured within the past 12 months. There were $15 thousand in loans that defaulted during the three and nine months ended September 30, 2012 that had been restructured within the past 12 months.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial loans, with an outstanding balance greater than $100 thousand. Any consumer loans outstanding to a borrower who had commercial loans analyzed will be similarly risk rated. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2013
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,192	$19,532	$28,254	$6,656	$7,159	$478,793
Farmland	79,780	3,717	435	—	129	84,061
Non Farm, Non Residential	228,337	8,266	20,812	543	826	258,784
Agriculture	122,541	4,939	80	—	111	127,671
All Other Commercial	93,628	3,639	10,550	47	650	108,514
Residential
First Liens	115,051	4,217	8,274	1,245	206,439	335,226
Home Equity	13,207	370	1,526	113	27,209	42,425
Junior Liens	9,088	39	631	241	23,708	33,707
Multifamily	56,738	2,473	1,568	48	8	60,835
All Other Residential	3,285	—	33	—	6,966	10,284
Consumer
Motor Vehicle	11,752	290	358	9	234,689	247,098
All Other Consumer	3,670	76	64	23	18,351	22,184
TOTAL	$1,154,269	$47,558	$72,585	$8,925	$526,245	$1,809,582

	December 31, 2012
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,680	$31,368	$31,442	$7,138	$7,025	$491,653
Farmland	81,977	2,718	1,616	—	805	87,116
Non Farm, Non Residential	249,614	25,764	22,038	831	42	298,289
Agriculture	119,789	8,921	134	—	62	128,906
All Other Commercial	69,952	132	11,239	54	803	82,180
Residential
First Liens	113,360	8,986	11,516	689	215,034	349,585
Home Equity	13,035	469	1,631	23	28,267	43,425
Junior Liens	10,419	50	515	70	26,575	37,629
Multifamily	42,719	3,328	8,481	59	—	54,587
All Other Residential	2,840	—	35	—	8,136	11,011
Consumer
Motor Vehicle	11,695	262	311	25	232,727	245,020
All Other Consumer	4,614	73	104	21	18,675	23,487
TOTAL	$1,134,694	$82,071	$89,062	$8,910	$538,151	$1,852,888

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2013
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,625	$6	$—	$1,631
Mortgage Backed Securities - Residential	203,624	8,386	(1,783)	210,227
Mortgage Backed Securities - Commercial	4,768	1	(246)	4,523
Collateralized Mortgage Obligations	466,978	1,918	(12,784)	456,112
State and Municipal Obligations	186,632	7,011	(1,647)	191,996
Collateralized Debt Obligations	11,007	3,681	(7,164)	7,524
Equity Securities	320	342	—	662
TOTAL	$874,954	$21,345	$(23,624)	$872,675

	December 31, 2012
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,807	$79	$—	$1,886
Mortgage Backed Securities-residential	231,316	13,373	(13)	244,676
Mortgage Backed Securities-commercial	5,146	1	(16)	5,131
Collateralized mortgage obligations	230,739	2,827	(246)	233,320
State and municipal	187,044	12,518	(77)	199,485
Collateralized debt obligations	12,243	1,761	(7,882)	6,122
Equities	320	60	—	380
TOTAL	$668,615	$30,619	$(8,234)	$691,000

Contractual maturities of debt securities at September 30, 2013 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$12,171	$12,263
Due after one but within five years	35,071	36,659
Due after five but within ten years	83,992	86,735
Due after ten years	535,008	521,606
	666,242	657,263
Mortgage-backed securities and equities	208,712	215,412
TOTAL	$874,954	$872,675

There were $7 thousand in gains and no losses from investment sales realized by the Corporation for the nine months ended September 30, 2013. For the three months ended September 30, 2013 there were no gains or losses on investment securities. There were $683 thousand in gains and $6 thousand in losses from investment sales, and $11 thousand in losses from OTTI realized by the Corporation for the nine months ended September 30, 2012. The $11 thousand of OTTI was realized in the second quarter of 2012. For the three months ended September 30, 2012 there were $19 thousand in gains and $2 thousand in losses from investment sales.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$60,541	$(1,783)	$—	$—	$60,541	$(1,783)
Mortgage Backed Securities - Commercial	4,486	(246)	—	—	4,486	(246)
Collateralized mortgage obligations	333,189	(12,258)	8,791	(526)	341,980	(12,784)
State and municipal obligations	38,538	(1,553)	991	(94)	39,529	(1,647)
Collateralized Debt Obligations	—	—	3,843	(7,164)	3,843	(7,164)
Total temporarily impaired securities	$436,754	$(15,840)	$13,625	$(7,784)	$450,379	$(23,624)

	December 31, 2012
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$7,245	$(13)	$—	$—	$7,245	$(13)
Mortgage Backed Securities - Commercial	5,086	(16)	—	—	5,086	(16)
Collateralized mortgage obligations	46,121	(246)	—	—	46,121	(246)
State and municipal obligations	8,611	(77)	—	—	8,611	(77)
Collateralized Debt Obligations	—	—	4,032	(7,882)	4,032	(7,882)
Total temporarily impaired securities	$67,063	$(352)	$4,032	$(7,882)	$71,095	$(8,234)

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

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1)the length of time and the extent to which the fair value has been less than cost, (2)the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Gross unrealized losses on investment securities were $23.6 million as of September 30, 2013 and $8.2 million as of December 31, 2012. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates in 2013 and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the securities in an unrealized loss position for more than 12 months relate to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during 2013. Those three CDO’s have a contractual balance of $26.7 million at September 30, 2013 which has been reduced to $7.0 million by $1.4 million of interest payments received, $14.9 million of cumulative OTTI charges recorded through earnings to date, and $3.4 million recorded in other comprehensive income ($2.1 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at September 30, 2013 from 28% to 94%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

In the third quarter of 2013, the Corporation received a $1.3 million payment on a CDO that had a book value of $0.2 million. The payment in excess of book value is recognized as interest income. This CDO had the highest severity of recorded impairment and while a payment by the issuer was expected, such payment was not projected until maturity in the OTTI evaluation at June 30, 2013. The future payments, if any, on this CDO cannot be predicted with enough accuracy that such future payments will be recorded as interest income when received.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $606 thousand and a fair value of $548 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

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

Equity securities relate to investments in a bank stock held at the holding company. In the second quarter of 2012 the Corporation recognized other-than-temporary impairment on this equity security in the amount of $11 thousand. On October 1, 2013 it was announced that another bank was acquiring this security and the Corporation intends to sell acquiring bank's security when the acquisition has been completed.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Beginning balance	$14,983	$14,983	$14,983	$15,180
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	11
Reductions for increases in cash flows collected	(581)	—	(581)	—
Amounts realized for securities sold during the period	—	—	—	(208)
Ending balance	$14,402	$14,983	$14,402	$14,983

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,631	$—	$1,631
Mortgage Backed Securities-residential	—	210,227	—	210,227
Mortgage Backed Securities-commercial	—	4,523	—	4,523
Collateralized mortgage obligations	—	456,112	—	456,112
State and municipal	—	187,472	4,524	191,996
Collateralized debt obligations	—	—	7,524	7,524
Equities	662	—	—	662
TOTAL	$662	$859,965	$12,048	$872,675
Derivative Assets		1,381
Derivative Liabilities		(1,381)

	December 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,886	$—	$1,886
Mortgage Backed Securities-residential	—	244,676	—	244,676
Mortgage Backed Securities-commercial	—	5,131	—	5,131
Collateralized mortgage obligations	—	233,320	—	233,320
State and municipal	—	189,574	9,911	199,485
Collateralized debt obligations	—	—	6,122	6,122
Equities	380	—	—	380
TOTAL	$380	$674,587	$16,033	$691,000
Derivative Assets		2,053
Derivative Liabilities		(2,053)

There were no transfers between Level 1 and Level 2 during 2013 and 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and the year ended December 31, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$6,502	$8,177	$14,679
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(305)	(305)
Transfers	(1,187)	—	(1,187)
Settlements	(790)	(349)	(1,139)
Ending balance, September 30	$4,525	$7,523	$12,048

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—		—
Included in other comprehensive income	—	2,499	2,499
Transfers	(1,187)	—	(1,187)
Settlements	(4,199)	(1,098)	(5,297)
Ending balance, September 30	$4,525	$7,523	$12,048

The transfers out of level 3 is due to securities that previously were not priced independently are now priced as other level 2 securities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balance at December 31, 2012
	Equities	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	(446)	—	(96)	(542)
Included in other comprehensive income	—	—	1,556	1,556
Purchases	—	1,186	—	1,186
Settlements	(1,265)	(800)	(109)	(2,174)
Ending balance, December 31	$—	$9,911	$6,122	$16,033

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate Probability of default	3.05%-5.50%
Other real estate	$9,249	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	17,324	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

All impaired loans disclosed in footnote 2 that have no allowance for loan loss allocation are valued at Level 3 and are carried at a fair value of $17.3 million, net of a valuation allowance of $5.6 million at September 30, 2013. At December 31, 2012 impaired loans valued at Level 3 were carried at a fair value of $26.0 million, net of a valuation allowance of $7.6 million. The impact to the provision for loan losses was $(0.2) and $2.2 million for the three and nine months ended September 30, 2013, and was $4.2 million for the year ended December 31, 2012. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2013, with a value of $9.2 million was reduced $1.3 million for fair value adjustment. Other real estate owned at December 31, 2012, with a value of $7.7 million was reduced $234 thousand for fair value adjustment.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider the age of the appraisal and market conditions, which are based on management’s past experience in resolving these types of properties. These discounts range from 5% to20%. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties. One impaired loan has an estimated fair value of $3.9 million. The collateral securing this loan is a hotel and was appraised based on income and sales comparison approaches. Given the current distressed market, it was difficult for the appraiser to identify recent and relevant comparable sales, therefore the value was based predominantly on the income method which applied a 9.5% capitalization rate to projected net operating income.

The following tables presents loans identified as impaired by class of loans as of September 30, 2013 and December 31, 2012, which are all considered Level 3.

	September 30, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$10,792	$3,353	$7,439
Farmland	—	—	—
Non Farm, Non Residential	7,997	1,361	6,636
Agriculture	—	—	—
All Other Commercial	4,107	896	3,211
Residential
First Liens	38	—	38
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$22,934	$5,610	$17,324

	December 31, 2012
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,098	$3,153	$13,945
Farmland	891	191	700
Non Farm, Non Residential	7,386	293	7,093
Agriculture	—	—
All Other Commercial	1,209	52	1,157
Residential
First Liens	1,254	126	1,128
Home Equity	179	—	179
Junior Liens	—	—	—
Multifamily	5,540	3,794	1,746
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$33,557	$7,609	$25,948

The carrying amounts and estimated fair value of financial instruments at September 30, 2013 and December 31, 2012, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$80,899	$20,404	$60,495	$—	$80,899
Federal funds sold	3,420	—	3,420	—	3,420
Securities available—for—sale	872,675	662	859,965	12,048	872,675
Restricted stock	21,050	—	—	—	—
Loans, net	1,786,601	—		1,845,392	1,845,392
FDIC Indemnification Asset	1,171	—	1,171	—	1,171
Accrued interest receivable	11,767	—	3,475	8,292	11,767
Deposits	(2,487,028)	—	(2,489,329)	—	(2,489,329)
Short—term borrowings	(27,929)	—	(27,929)	—	(27,929)
Federal Home Loan Bank advances	(58,362)	—	(60,721)	—	(60,721)
Accrued interest payable	(770)	—	(770)	—	(770)

	December 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,230	$21,333	$65,897	$—	$87,230
Federal funds sold	20,800	—	20,800	—	20,800
Securities available—for—sale	691,000	380	674,587	16,033	691,000
Restricted stock	21,292	—	—	—	—
Loans, net	1,829,978	—	—	1,916,256	1,916,256
FDIC Indemnification Asset	2,632	—	2,632	—	2,632
Accrued interest receivable	12,024	—	2,980	9,044	12,024
Deposits	(2,276,134)	—	(2,280,910)	—	(2,280,910)
Short—term borrowings	(40,551)	—	(40,551)	—	(40,551)
Federal Home Loan Bank advances	(119,705)	—	(124,933)	—	(124,933)
Accrued interest payable	(1,163)	—	(1,163)	—	(1,163)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2013	December 31, 2012
Federal Funds Purchased	$160	$2,750
Repurchase Agreements	27,769	37,801
	$27,929	$40,551

6.	Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000 's)
	September 30, 2013	December 31, 2012
FHLB Advances	$58,362	$119,705
	$58,362	$119,705

7.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$559	$1,218	$17	$15	$1,678	$3,654	$51	$82
Interest cost	846	917	43	43	2,537	2,750	130	180
Expected return on plan assets	(827)	(815)	—	—	(2,482)	(2,444)	—	—
Amortization of transition obligation	—	—	15	15	—	—	44	45
Net amortization of prior service cost	(4)	41	—	—	(12)	124	—	—
Net amortization of net (gain) loss	523	567	—	—	1,568	1,702	—	—
Net Periodic Benefit Cost	$1,097	$1,928	$75	$73	$3,289	$5,786	$225	$307

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $2.1 million and $550 thousand respectively to its Pension Plan and ESOP and $234 thousand to the Post Retirement Health Benefits Plan in 2013. Contributions of $1.5 million have been made to the Pension Plan. Contributions of $156 thousand have been made through the first nine months of 2013 for the Post Retirement Health Benefits plan. No contributions have been made in 2013 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2013 there has been $1.1 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

9.	Acquisitions and FDIC Indemnification Asset

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. The acquisition consisted of assets worth a fair value of approximately $151.8 million, including $77.5 million of loans, $24.2 million of investment securities, $31.0 million of cash and cash equivalents and $146.3 million of liabilities, including $145.7 million of deposits. A customer related core deposit intangible asset of $4.6 million was also recorded. In addition to the excess of liabilities over assets, the Bank received approximately$14.6 million in cash from the FDIC. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain of $5.1 million, which is included in non-interest income in the December 31, 2009 Consolidated Statement of Operations Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.3 million for losses and carrying expenses and currently carries a balance of $1.2 million. Included in the current balance is the estimate of $493 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as probable incurred losses.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at September 30, 2013 and December 31, 2012, consisted of loans accounted for in accordance with FASB ASC 310-30, loans not subject to FASB ASC 310-30 and other assets as shown in the following table:

	September 30, 2013
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$2,969	$19,357	$—	$22,326
Foreclosed Assets	—	—	253	253
Total Covered Assets	$2,969	$19,357	$253	$22,579

	December 31, 2012
	ASC 310-30	Non ASC 310-30
(Dollar amounts in thousands)	Loans	Loans	Other	Total
Loans	$4,279	$23,475	$—	$27,754
Foreclosed Assets	—	—	720	720
Total Covered Assets	$4,279	$23,475	$720	$28,474

The rollforward of the FDIC Indemnification asset is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(Dollar amounts in thousands)	2013	2013	2012
Beginning balance	$1,515	$2,632	$2,384
Accretion	—		—
Net changes in losses and expenses	(201)	(1,180)	2,422
Reimbursements from the FDIC	(143)	(281)	(2,174)
TOTAL	$1,171	$1,171	$2,632

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC310-30 loans acquired in the acquisition were $31.6 million, the cash flows expected to be collected were $18.4 million including interest, and the estimated fair value of the loans was $16.7 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2013, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was a $623 thousand allowance for credit losses related to these loans at September 30, 2013. On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non FASB ASC310-30 loans acquired in the acquisition was $58.4 million and the estimated fair value of the loans was $60.7 million. The impact to the Corporation from the amortization and accretion of premiums and discounts was immaterial.

On August 16, 2013, the Bank completed a Purchase and Assumption Agreement with Bank of America, National Association. Under the terms of the Agreement, First Financial Bank purchased certain assets and assumed certain liabilities of 7 branch offices and 2 drive-up facilities of Bank of America in central and southern Illinois. The acquisition was beneficial in increasing the presence of the bank in the Illinois market.First Financial received cash in the amount of $177.7 million. The acquisition consisted of loans with a fair value of $1.9 million, fixed assets with a value of $5.9 million, a customer related core deposit intangible asset of $2.2 million, deposits with a value of $189.3 million and other liabilities of $0.3 million. Based upon the acquisition date fair values of the net assets acquired, goodwill of $1.9 million was recorded, all of which is $1.6 million is expected to be tax deductible.

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1	$1,205	$(20,351)	$(19,146)
Change in other comprehensive income before reclassification	(2,322)	—	(2,322)
Amounts reclassified from accumulated other comprehensive income	—	340	340
Net Current period other comprehensive other income	(2,322)	340	(1,982)
Ending balance, September 30	$(1,117)	$(20,011)	$(21,128)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(14,544)	—	(14,544)
Amounts reclassified from accumulated other comprehensive income	(4)	892	888
Net Current period other comprehensive other income	(14,548)	892	(13,656)
Ending balance, September 30	$(1,117)	$(20,011)	$(21,128)

	Unrealized
	gains and	2012
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1	$13,124	$(22,462)	$(9,338)
Change in other comprehensive income before reclassification	1,884	—	1,884
Amounts reclassified from accumulated other comprehensive income	(10)	387	377
Net Current period other comprehensive other income	1,874	387	2,261
Ending balance, September 30	$14,998	$(22,075)	$(7,077)

	Unrealized
	gains and	2012
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$12,740	$(23,234)	$(10,494)
Change in other comprehensive income before reclassification	2,657	—	2,657
Amounts reclassified from accumulated other comprehensive income	(399)	1,159	760
Net Current period other comprehensive other income	2,258	1,159	3,417
Ending balance, September 30	$14,998	$(22,075)	$(7,077)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2013	Change	9/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$3,023	$(2,250)	$773
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,818)	(72)	(1,890)
Total unrealized loss on securities available-for-sale	$1,205	$(2,322)	$(1,117)
Unrealized loss on retirement plans	(20,351)	340	(20,011)
TOTAL	$(19,146)	$(1,982)	$(21,128)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2013	Change	9/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(16,271)	$773
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	1,723	(1,890)
Total unrealized loss on securities available-for-sale	$13,431	$(14,548)	$(1,117)
Unrealized loss on retirement plans	(20,903)	892	(20,011)
TOTAL	$(7,472)	$(13,656)	$(21,128)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2012	Change	9/30/2012
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$18,514	$1,290	$19,804
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(5,390)	584	(4,806)
Total unrealized loss on securities available-for-sale	$13,124	$1,874	$14,998
Unrealized loss on retirement plans	(22,462)	387	(22,075)
TOTAL	$(9,338)	$2,261	$(7,077)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2012	Change	9/30/2012
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$18,136	$1,668	$19,804
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(5,396)	590	(4,806)
Total unrealized loss on securities available-for-sale	$12,740	$2,258	$14,998
Unrealized loss on retirement plans	(23,234)	1,159	(22,075)
TOTAL	$(10,494)	$3,417	$(7,077)

Three Months Ended September 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(566)	(a)
retirement plan items	226	Income tax expense
	$(340)	Net of tax
Total reclassifications for the period	$(340)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$7	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$4	Net of tax

Amortization of	$(1,486)	(a)
retirement plan items	594	Income tax expense
	$(892)	Net of tax
Total reclassifications for the period	$(888)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months Ended September 30, 2012
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(7)	Income tax expense
securities	$10	Net of tax

Amortization of	$(645)	(a)
retirement plan items	258	Income tax expense
	$(387)	Net of tax
Total reclassifications for the period	$(377)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2012
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$666	Net securities gains (losses)
on available-for-sale	(267)	Income tax expense
securities	$399	Net of tax

Amortization of	$(1,932)	(a)
retirement plan items	773	Income tax expense
	$(1,159)	Net of tax
Total reclassifications for the period	$(760)	Net of tax

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

Summary of Operating Results

Net income for the three and nine months ended September 30, 2013 was $8.5 million and $22.6 million respectively compared to $8.1 million and $24.2 million for the same period of 2012. Basic earnings per share increased to $0.64 for the third quarter of 2013 compared to $0.61 for same period of 2012. Year to date earnings per share at September 30, 2013 is $1.70 compared to $1.83 for the same period of 2012. Return on Assets and Return on Equity were 1.15% and 9.12% respectively, for the three months ended September 30, 2013 compared to 1.16%and 9.35% for the three months ended September 30, 2012. Return on Assets and Equity were 1.02% and 8.01% respectively, for the nine months ended September 30, 2013 compared to 1.12%and 9.06% for the nine months ended September 30, 2012.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $0.4 million in the three months ended September 30, 2013 to $27.8 million from $27.4 million in the same period in 2012. The net interest margin for the three months ended September 30, 2013 is 4.3% compared to 4.55% for the same period of 2012, a 5.5% decrease, driven by a greater decline in income realized on earning assets than the decline in the costs of funding. Net interest income for the nine months ended September 30, 2013 decreased 3.1% or $2.5 million to $79.7 million from the $82.2 million for the nine months ended September 30, 2012.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013 was $9.6 million, a decrease of $51 thousand from the $9.7 million for the same period of 2012. Non-interest income for the nine months ended September 30, 2013 was $221 thousand higher than the same period of 2012. A decrease of $1.2 million in gains from sales of mortgage loans and investment securities in 2013 compared to 2012 offset increases in insurance commissions and service charges and fees.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2013 increased by $1.9 million to $24.8 million compared to the same period in 2012. For the nine months ended September 30, 2013 non-interest expense of $70.4 million increased $0.9 million over the same period of 2012. For the three months ended September 30, 2013, other expenses increased $1.3 million. This increase was primarily from increased loan collection costs.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $0.8 million to $6.5 million for the first nine months of of 2013 compared to $7.3 million million for the same period of 2012 and was $495 thousand for the third quarter of 2013 compared to $2.6 million in 2012. Net charge offs for the first nine months of 2013 were $5.2 million compared to $6.1 million for the same period of 2012. For the nine months ended September 30, 2013 and 2012, net charge-offs to average loans and leases were 0.39% and 0.44%, respectively. The majority of the loans charged off in the third quarter were reserved for in prior quarters. Provision expense is also impacted by changes in the FDIC indemnification asset. For the quarter ended September 30, 2013, these changes increased the provision by $195 thousand compared to a decrease of $81 thousand in 2012. For the nine months ended September 30, 2013, these changes increased the provision by $1.2 million compared to a decrease of $1.0 million in 2012. During 2013, the volume of impaired loans has decreased while the specific allocations for these loans increased as compared to the same period of 2012. The allowance for loan losses has remained level at $22.0 million at September 30, 2013 compared to December 31, 2012. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $42.3 million at September 30, 2013 compared to $59.8 million at December 31, 2012. A summary of non-performing loans at September 30, 2013 and December 31, 2012 follows:

	(000's)
	September 30, 2013	December 31, 2012
Non-accrual loans	$21,800	$36,794
Restructured loans	19,500	19,671
Accruing loans past due over 90 days	1,025	3,362
	$42,325	$59,827
Ratio of the allowance for loan losses
as a percentage of non-performing loans	52.0%	36.7%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	September 30, 2013	December 31, 2012
Non-accrual loans
Commercial loans	$14,710	$21,900
Residential loans	5,736	13,201
Consumer loans	1,354	1,693
	$21,800	$36,794
Past due 90 days or more
Commercial loans	$46	$1,481
Residential loans	812	1,750
Consumer loans	167	131
	$1,025	$3,362

The following table is information on the non-accrual loans at September 30, 2013 and December 31, 2012 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	September 30, 2013	December 31, 2012
Non-accrual loans
Commercial loans	$2,449	$4,114
1-4 family residential	299	217
Installment loans	—	—
	$2,748	$4,331
Past due 90 days or more:
Commercial loans	$—	$539
Residential loans	76	91
Consumer loans	—	—
	$76	$630

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2013. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.12% over the next 12 months and increase 6.02% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.81% over the next 12 months and decrease 2.46% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.35%	-4.10%	-6.19%
Down 100	-0.81	-2.46	-3.75
Up 100	3.12	6.02	9.43
Up 200	3.57	8.86	15.51

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $9.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $90.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $7.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

 Financial Condition

Comparing the first nine months of 2013 to the same period in 2012, loans, net of unearned discount, have decreased to $1.81 billion from $1.85 billion. Deposits remained stable at $2.5 billion at September 30, 2013, substantially the same as at September 30, 2012. Deposits have increased $210.9 million from the balance at December 31, 2012 primarily due to the deposits acquired with the purchase of the Bank of America branches. Shareholders' equity increased 2.8% or $10.1 million. This financial performance increased book value per share 2.3% to $28.19 at September 30, 2013 from $27.86 at September 30, 2012. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

Capital Adequacy

As of September 30, 2013, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	September 30, 2013	December 31, 2012	To Be Well Capitalized
Total risk-based capital
Corporation	16.94%	16.37%	N/A
First Financial Bank	15.96%	15.67%	10.00%
Tier I risk-based capital
Corporation	15.94%	15.38%	N/A
First Financial Bank	15.06%	14.78%	6.00%
Tier I leverage capital
Corporation	12.06%	11.43%	N/A
First Financial Bank	11.26%	10.98%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2013 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective December 1, 2012, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2013.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.
10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2012.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 by Principal Executive Officer, dated November 5, 2013
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 by Principal Financial Officer, dated November 5, 2013.
32.1
Certification, dated November 5, 2013, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2013.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2013, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2013	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 5, 2013	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)