Form 10-K
period 2013-12-31
FIRST FINANCIAL CORP /IN/
filed 2014-03-14
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $400,280,901. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 11, 2014—13,355,272 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 16, 2014 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its three subsidiaries. At the close of business in 2013 the Corporation and its subsidiaries had 954 full-time equivalent employees.

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; four in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; five in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; five in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; three in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; three in Livingston County, Illinois; two in Marion County, Ill.; one in Montgomery County, Ill.; three in McLean County, Illinois; two in Richland County, Ill.; seven in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. Forrest Sherer Inc. is a regional supplier of insurance, surety and other financial products. Forrest Sherer has more than 58 professionals and over 91 years of service to both businesses and households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Corporation, the Bank, and Morris Plan, some of which are described in more detail below.

Because full implementation of the Dodd-Frank Act will occur over several years, it is difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry generally. However, the impact is expected to be substantial and may have an adverse impact on the Corporation’s financial performance and growth opportunities

The Volcker Rule

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although the Corporation is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Bank, Morris Plan, or their respective subsidiaries, as the Corporation does not engage in the businesses prohibited by the Volcker Rule. The Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (the “CFPB”), created by the Dodd-Frank Act, is responsible for administering federal consumer financial protection laws. The CFPB, which began operations on July 21, 2011, is an independent bureau within the Federal Reserve and has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more. The CFPB also has data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

BASEL III

In July 2013, the federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and its subsidiary financial institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things:

•	introduce a new capital measure called “Common Equity Tier 1” (“CET1”);

•	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements;

•	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and

•	expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Corporation and its banking subsidiaries to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•
a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and

•
a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation, may make a one-time permanent election to continue to exclude these items. The Corporation, the Bank and Morris Plan expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As of December 31, 2013 the Corporation had no trust preferred securities.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

Management believes that, as of December 31, 2013, the Corporation, the Bank, and Morris Plan would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The Corporation is a financial holding company (“FHC”) within the meaning of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). The GLB Act restricts the business of FHC’s to financial and related activities, and provides the following:

·	it allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;
·	it allows insurers and other financial services companies to acquire banks;
·	it removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
·	it establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Certain regulatory capital ratios for the Corporation as of December 31, 2013, are shown below:

Tier 1 Capital to Risk-Weighted Assets	16.22%
Total Risk Based Capital to Risk-Weighted Asset	17.13%
Tier 1 Leverage Ratio	11.69%

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

Lending Limits. The total loans and extensions of credit to a borrower outstanding at one time and not fully secured may not exceed 15 percent of the bank's capital and unimpaired surplus. In addition, the total amount of outstanding loans and extensions of credit to any borrower outstanding at one time and fully secured by readily marketable collateral may not exceed 10 percent of the unimpaired capital and unimpaired surplus of the bank (this limitation is separate from and in addition to the above limitation). If a loan is secured by United States obligations, such as treasury bills, it is not subject to this legal lending limit.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $2.02 million and Morris Plan paid a total FDIC assessment of $32 thousand in 2013.

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

Certain actual regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2013, are shown below:

Tier 1 Capital to Risk-Weighted Assets	15.68%
Total Risk-Based Capital to Risk-Weighted Assets	16.49%
Tier 1 Leverage Ratio	11.40%

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

Certain actual regulatory capital ratios of Morris Plan under the FDIC's risk-based capital guidelines for the Bank at December 31, 2013, are shown below:

Tier 1 Capital to Risk-Weighted Assets	29.61%
Total Risk-Based Capital to Risk-Weighted Assets	30.90%
Tier 1 Leverage Ratio	26.07%

Prompt Corrective Action. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Corporation believes that, as of December 31, 2013, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Corporation and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives.

In June 2010, the Federal Reserve Board, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

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

 An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, the Corporation’s business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Corporation’s Business

Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations

In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. In addition, on-going federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Overall during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions have affected, and could continue to adversely affect, the credit quality of the Corporation’s loans, results of operations and financial condition.

The geographic concentration of the Corporation’s markets makes the Corporation’s business highly susceptible to local economic conditions
Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana and east central Illinois. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s market could result in one or more of the following:

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation. The changes resulting from the Dodd-Frank Act will impose more stringent capital, liquidity and leverage requirements and may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect the Corporation’s business.

Further, the Corporation may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non- banks to offer competing financial services and products, among other things.

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

The Corporation is subject to extensive government regulation and supervision

The Corporation, primarily through the Bank and Morris Plan, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

The Corporation's allowance for loan losses may be insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management's best estimate of probable incurred losses that are inherent within the existing portfolio of loans. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge- offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings

The Corporation forecloses on collateral property from time to time to protect its investment and thereafter owns and operates such property, in which case it is exposed to the risks inherent in the ownership of real estate. The amount that the Corporation, as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) natural disasters. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and the Corporation may have to advance funds in order to protect its investment, or it may be required to dispose of the real property at a loss. These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.

The Corporation is subject to environmental liability risk associated with lending activities

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

The Corporation’s accounting estimates and risk management processes rely on analytical and forecasting models

The processes the Corporation uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the

Corporation could realize upon sale or settlement of such financial instruments. Any such failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation continually encounters technological change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation's operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business and, in turn, the Corporation's financial condition and results of operations.

The Corporation’s controls and procedures may fail or be circumvented

The Corporation’s internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards. The Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

Potential acquisitions may disrupt the Corporation’s business and dilute stockholder value

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	potential disruption to the Corporation’s business;

•	potential diversion of the Corporation’s management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

New lines of business or new products and services may subject the Corporation to additional risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation is subject to claims and litigation pertaining to Intellectual Property

Banking and other financial services companies, such as the Corporation, rely on technology companies to provide information technology products and services necessary to support the Corporations’ day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Corporation’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Corporation by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Corporation may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The value of the Corporation’s goodwill and other intangible assets may decline in the future

As of December 31, 2013, the Corporation had $44.4 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation’s operations rely on certain external vendors

The Corporation relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation may be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation relies on dividends from its subsidiaries for most of its revenue

The Corporation is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on the Corporation’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank and Morris Plan may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Risks Related to the Corporation’s Common Stock

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

An investment in the Corporation’s common stock is not an insured deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you could lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2016, February 14, 2016, May 31, 2015, and December 31, 2019.

Facilities of the Corporation’s banking center in Daviess County include an office in Washington, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Clay County include three offices in Brazil, Indiana and an office in Clay City, Indiana. All four buildings are held in fee.

Facilities of the Corporation’s banking centers in Vermillion County include two offices in Clinton, Indiana and offices in Cayuga and Newport, Indiana. All four buildings are held in fee.

Facilities of the Corporation’s banking centers in Sullivan County include offices in Sullivan, Dugger, Farmersburg and Hymera, Indiana. All four buildings are held in fee.

Facilities of the Corporation’s banking center in Gibson County include an office in Princeton, Indiana. This building is held in fee.

Facilities of the Corporation’s banking center in Greene County include an office in Worthington, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Knox County include offices in Sandborn and two in Vincennes, Indiana. All three buildings are held in fee.

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

Facilities of the Corporation’s banking centers in Franklin County include an office in Benton, Illinois and an office in West Frankfort, Illinois. Both buildings are held in fee.

Facilities of the Corporation’s banking centers in Jefferson County include an office and a drive-up facility in Mt. Vernon, Illinois. Both buildings are held in fee.

Facilities of the Corporation’s banking center in Lawrence County include an office in Lawrenceville, Illinois. This building is held in fee.

Facilities of the Corporation’s banking centers in Livingston include three offices in Pontiac, Illinois. All of the buildings are held in fee.

Facilities of the Corporation’s banking centers in Marion County include an office and a drive-up facility in Salem, Illinois. Both buildings are held in fee.

Facilities of the Corporation’s banking center in McLean County include two offices in Bloomington, Illinois, and an office in Gridley, Illinois. These building are all held in fee.

Facilities of the Corporation’s banking center in Montgomery County include an office in Hillsboro, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Wayne County include an office in Fairfield, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Jasper County include an office in Newton, Illinois. This building is held in fee.

Facilities of the Corporation’s banking centers in Coles County include two offices in Charleston, Illinois and an office in Matoon, Illinois. These buildings are held in fee.

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

Facilities of the Corporation’s banking center in Vermilion County include five offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2018 and the other six buildings are held in fee.

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

(a) There are no material pending legal proceedings to which the Corporation or its subsidiaries is a party, other than ordinary routine litigation incidental to its business.
(b) Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

(a) As of March 11, 2014 shareholders owned 13,307,498 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 11, 2014, approximately 3,735 shareholders held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2013 and 2012.

	2013			2012
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$31.97	$29.24		$36.84	$30.31
June 30	$31.54	$29.02	$0.48	$32.23	$27.09	$0.47
September 30	$34.26	$30.42		$32.93	$28.25
December 31	$36.86	$30.47	$0.48	$32.18	$28.07	$0.48

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 2.28%. During this same period, the return on The Russell 2000 Index was 149.69% and the SNL Index of Banks $1 - $5 Billion had a return of 32.87%.

		Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Financial Corporation	100.00	76.57	90.88	88.66	83.27	102.28
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

(b) Not applicable.
(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. The Corporation has not adopted a formal policy or adopted a formal program for repurchases of shares of its common stock. There were no purchases of common stock by the Corporation during the quarter covered by this report. The Corporation contributed 35,531 shares of treasury stock to the ESOP in November of 2013.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Total assets	$3,018,718	$2,895,408	$2,954,061	$2,451,095	$2,518,722
Securities	914,560	691,000	666,287	560,846	587,246
Loans, net of unearned fees	1,791,428	1,851,936	1,893,679	1,640,146	1,631,764
Deposits	2,458,791	2,276,134	2,274,499	1,903,043	1,789,701
Borrowings	117,880	160,256	246,449	159,899	363,173
Shareholders’ equity	386,195	372,122	346,961	321,717	306,483
INCOME STATEMENT DATA
Interest income	116,221	122,305	116,341	123,582	126,255
Interest expense	8,961	13,393	17,147	26,966	39,261
Net interest income	107,260	108,912	99,194	96,616	86,994
Provision for loan losses	7,860	8,773	5,755	9,200	11,870
Other income	40,455	39,547	33,340	29,797	28,532
Other expenses	94,554	93,056	75,187	77,202	73,381
Net income	31,534	32,812	37,195	28,044	22,720
PER SHARE DATA:
Net Income	2.37	2.48	2.83	2.14	1.73
Cash dividends	0.96	0.95	0.94	0.92	0.90
PERFORMANCE RATIOS:
Net income to average assets	1.06%	1.13%	1.49%	1.11%	0.95%
Net income to average shareholders’ equity	8.35	9.02	10.88	8.73	7.54
Average total capital to average assets	13.45	13.25	14.57	13.56	13.25
Average shareholders’ equity to average assets	12.69	12.55	13.68	12.76	12.56
Dividend payout	40.58	38.40	33.29	43.08	51.99

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for loan losses. The allowance for loan losses represents management's estimate of probable incurred losses in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic and nonperforming loans. Loans are considered impaired if, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, impairment is measured by using the fair value of underlying collateral, for loans deemed to be collateral dependent, the present value of the future cash flows discounted at the effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2013

COMPARISON OF 2013 TO 2012

Net income for 2013 was $31.5 million, or $2.37 per share. This represents a 3.9% decrease in net income and a 4.4% decrease in earnings per share, compared to 2012. Return on assets at December 31, 2013 decreased 6.2% to 1.06% compared to 1.13% at December 31, 2012.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding .Net interest income decreased in 2013 to $107.3 million compared to $108.9 million in 2012. Total average interest earning assets increased to $2.73 billion in 2013 from $2.67 billion in 2012. The tax-equivalent yield on these assets decreased to 4.46% in 2013 from 4.80% in 2012. Total average interest-bearing liabilities increased to $2.04 billion in 2013 from $2.02 billion in 2012. The average cost of these interest-bearing liabilities decreased to 0.44% in 2013 from 0.66% in 2012.

The net interest margin decreased from 4.30% in 2012 to 4.13% in 2013. This decrease is primarily the result of the decreased income provided by earning assets. Earning asset yields decreased 34 basis points while the rate on interest-bearing liabilities decreased by 22 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2013			2012			2011
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,807,599	92,207	5.10%	$1,863,014	100,083	5.37%	$1,637,471	92,167	5.63%
Taxable investment securities	641,383	16,157	2.52%	498,509	13,541	2.72%	460,811	16,161	3.51%
Tax-exempt investments (2)	242,484	13,523	5.58%	243,070	14,651	6.03%	204,921	13,465	6.57%
Federal funds sold	42,460	32	0.08%	67,240	44	0.07%	25,117	36	0.14%
Total interest-earning assets	2,733,926	121,919	4.46%	2,671,833	128,319	4.80%	2,328,320	121,829	5.23%
Non-interest earning assets:
Cash and due from banks	75,945			65,445			58,030
Premises and equipment, net	48,625			43,594			34,054
Other assets	140,227			138,462			99,861
Less allowance for loan losses	(22,623)			(20,134)			(22,154)
TOTALS	$2,976,100			$2,899,200			$2,498,111
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,321,848	1,374	0.10%	$1,176,403	1,736	0.15%	$974,275	1,501	0.15%
Time deposits	579,815	4,512	0.78%	653,089	6,784	1.04%	616,164	10,626	1.72%
Short-term borrowings	37,968	78	0.21%	50,451	140	0.28%	43,040	187	0.43%
Other borrowings	105,161	2,997	2.85%	136,281	4,733	3.47%	125,102	4,833	3.86%
Total interest-bearing liabilities:	2,044,792	8,961	0.44%	2,016,224	13,393	0.66%	1,758,581	17,147	0.98%
Non interest-bearing liabilities:
Demand deposits	479,659			439,206			336,038
Other	73,963			79,894			61,693
	2,598,414			2,535,324			2,156,312
Shareholders' equity	377,686			363,876			341,799
TOTALS	$2,976,100			$2,899,200			$2,498,111
Net interest earnings		$112,958			$114,926			$104,682
Net yield on interest- earning assets			4.13%			4.30%			4.50%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2013 to 2012 and 2012 to 2011.

	2013 Compared to 2012 Increase (Decrease) Due to				2012 Compared to 2011 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$(2,977)	$(5,049)	$150	$(7,876)	$12,695	$(4,201)	$(579)	$7,915
Taxable investment securities	3,881	(983)	(282)	2,616	1,322	(3,644)	(298)	(2,620)
Tax-exempt investment securities (2)	(35)	(1,096)	3	(1,128)	2,507	(1,113)	(207)	1,187
Federal funds sold	(17)	7	(2)	(12)	60	(20)	(33)	7
Total interest income	$852	$(7,121)	$(131)	$(6,400)	$16,584	$(8,978)	$(1,117)	$6,489
Interest paid on interest-bearing liabilities:
Transaction accounts	215	(514)	(63)	(362)	311	(63)	(13)	235
Time deposits	(761)	(1,702)	191	(2,272)	637	(4,227)	(253)	(3,843)
Short-term borrowings	(35)	(36)	9	(62)	32	(68)	(12)	(48)
Other borrowings	(1,081)	(849)	194	(1,736)	432	(488)	(44)	(100)
Total interest expense	(1,662)	(3,101)	331	(4,432)	1,412	(4,846)	(322)	(3,756)
Net interest income	$2,514	$(4,020)	$(462)	$(1,968)	$15,172	$(4,132)	$(795)	$10,245

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2013, the provision for loan losses was $7.9 million net, a decrease of $913 thousand, or 10.4%, compared to 2012. The 2013 provision includes $1.4 million related to a decrease in the FDIC indemnification asset. Pursuant to its accounting policy, the Corporation reflects changes in the FDIC indemnification asset related to actual or expected losses in indemnified loans as offsets or additions to the provision for loan losses.

Net charge-offs for 2013 were $8.4 million as compared to $8.3 million for 2012 and $9.0 million for 2011. Non-accrual loans decreased to $19.8 million at December 31, 2013 from $36.8 million at December 31, 2012. Loans past due 90 days and still on accrual decreased to $2.1 million compared to $3.4 million at December 31, 2012.

NON-INTEREST INCOME

Non-interest income of $40.5 million increased $1.0 million from the $39.5 million earned in 2012. Increases in electronic banking fees, trust fees, deposit fees and insurance income offset reduced income from the sale of mortgage loans.

NON-INTEREST EXPENSES

Non-interest expenses increased to $94.6 million for 2013 from $93.1 million for 2012. Much of the increase in expenses was related to the increase in occupancy and equipment expenses as the Corporation added 5 locations to banking business. Salaries increased $945 thousand while benefits decreased $2.1 million. The benefits expense decrease of $2.1 million was primarily driven by a decrease in pension expense of $3.3 million. The pension plan was frozen for most employees at the end of 2012. Increased costs of the 401K plan reduced the benefit of the freezing of the pension plan benefit.

INCOME TAXES

The Corporation's federal income tax provision was $13.8 million in 2013 and 2012. The overall effective tax rate in 2013 of 30.4% increased as compared to a 2012 effective rate of 29.6%.

COMPARISON OF 2012 TO 2011

Net income for 2012 was $32.8 million or $2.48 per share compared to $37.2 million in 2011 or $2.83 per share. This decrease in net income was driven by the increased non-interest expense from the acquisition of Freestar combined with reduced net interest margin of 20 basis points from 4.50% to 4.30%.

Net interest income increased $9.7 million in 2012 compared to 2011 as total average interest-earning assets increased. This increase was primarily the result of increasing the earning assets with the acquisition of the Freestar bank at the end of 2011. The provision for loan losses increased $3.0 million from $5.8 million in 2011 to $8.8 million in 2012. Net non-interest income and expense increased $11.7 million from 2011 to 2012. Non-interest expenses increased $17.9 million while non-interest income increased $6.2 million. The increase in non-interest income resulted primarily from electronic banking fees and gain on sale of mortgage loans. The increase in non-interest expense was primarily salaries and benefits associated with the acquisition of the Freestar bank at the end of 2011and an increase in pension expense.
The provision for income taxes decreased $0.6 million from 2011 to 2012 and the effective tax rate increased 1.7% in 2012 from 2011.

COMPARISON AND DISCUSSION OF 2013 BALANCE SHEET TO 2012

The Corporation's total assets increased 4.3% or $123.3 million at December 31, 2013, from a year earlier. Available-for-sale securities increased $223.6 million at December 31, 2013, from the previous year. Loans, net of unearned income, decreased by $60.2 million to $1.79 billion. Deposits increased by $182.7 million while borrowings decreased by $42.4 million. In August 2013, the Corporation acquired a number of branch facilities in central and southern Illinois and assumed approximately $189 million in customer deposits. Total shareholders' equity increased $14.1 million to $386.2 million at December 31, 2013. Net income was partially offset by higher dividends. There were also 35,531 shares from the treasury with a value of $1.22 million that were contributed to the ESOP plan in 2013 compared to 49,825 shares with a value of $1.44 million in 2012.
Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2013 the portfolio's balance increased by 32.4%. The average life of the portfolio increased from 4.2 years in 2012 to 4.7 years in 2013. The portfolio structure will continue to provide cash flows to be reinvested during 2014.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2013
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$127	5.29%	$14,149	5.28%	$38,461	4.93%	$151,051	5.58%	$203,788
Collateralized mortgage obligations (1)	—	—%	3,475	4.48%	5,780	4.58%	497,486	2.49%	506,741
States and political subdivisions	10,612	4.25%	33,389	3.84%	83,995	3.59%	66,991	3.71%	194,987
Corporate obligations	—	—%	—	—%	—	—%	9,044	—%	9,044
TOTAL	$10,739		$51,013		$128,236		$724,572		$914,560

(1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2012
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$1,382	4.78%	$3,261	6.06%	$62,178	4.60%	$184,872	5.75%	$251,693
Collateralized mortgage obligations (1)	40	3.70%	1,096	4.87%	11,789	3.94%	220,395	2.92%	233,320
States and political subdivisions	11,165	4.13%	37,782	3.92%	81,539	3.61%	68,999	3.87%	199,485
Corporate obligations	—	—%	—	—%	—	—%	6,122	—%	6,122
Total	12,587	4.20%	42,139	4.11%	155,506	4.03%	480,388	4.11%	690,620
Equities		—%		—%		—%	380	—%	380
TOTAL	$12,587		$42,139		$155,506		$480,768		$691,000

(1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2013 are set forth in the following analyses.

(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Loan Category
Commercial	$1,042,138	$1,088,144	$1,099,324	$896,107	$870,977
Residential	482,377	496,237	505,600	437,576	447,379
Consumer	268,033	268,507	289,717	307,403	314,561
TOTAL	$1,792,548	$1,852,888	$1,894,641	$1,641,086	$1,632,917

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$358,025	$534,143	$149,970	$1,042,138
TOTAL
Residential				482,377
Consumer				268,033
TOTAL				$1,792,548
Loans maturing after one year with:
Fixed interest rates		$172,419	$137,976
Variable interest rates		361,724	11,994
TOTAL		$534,143	$149,970

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Amount of loans outstanding at December 31,	$1,792,548	$1,852,888	$1,894,641	$1,641,086	$1,632,917
Average amount of loans by year	$1,807,599	$1,863,014	$1,637,471	$1,636,254	$1,563,274
Allowance for loan losses at beginning of year	$21,958	$19,241	$22,336	$19,437	$16,280
Loans charged off:
Commercial	4,830	4,176	5,336	7,099	2,997
Residential	4,942	2,598	2,811	872	1,881
Consumer	3,615	3,640	2,969	4,503	6,783
Total loans charged off	13,387	10,414	11,116	12,474	11,661
Recoveries of loans previously charged off:
Commercial	3,149	644	938	2,319	574
Residential	472	100	95	258	523
Consumer	1,401	1,387	1,108	1,934	1,851
Total recoveries	5,022	2,131	2,141	4,511	2,948
Net loans charged off	8,365	8,283	8,975	7,963	8,713
Provision charged to expense *	6,475	11,000	5,880	10,862	11,870
Balance at end of year	$20,068	$21,958	$19,241	$22,336	$19,437
Ratio of net charge-offs during period to average loans outstanding	0.46%	0.44%	0.55%	0.49%	0.56%

* In 2013 the provision charged to expense was increased by $1.4 million for the decrease to the FDIC indemnification asset. In 2012 and 2011 the provision was reduced with a corresponding increase in the FDIC indemnification asset by $2.2 million and $125 thousand, respectively.

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

Included in the $1.8 billion of loans outstanding at December 31, 2013 are $19.4 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $10.8 million and a fair value of $9.2 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans declined to 1.12% at year end 2013 compared to 1.19% at year end 2012. The Corporation’s unallocated allowance position of $2.4 million at December 31, 2013 has increased from $1.7 million at December 31, 2012 and $505 thousand at December 31, 2011. The calculation of historical losses used in the allowance computation weights the most recent year's net charge off activity more heavily, and the increase in the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. As a result, the unallocated portion of the allowance has increased as compared to prior years. Non-performing loans of $37.3 million at December 31, 2013 decreased significantly from $59.8 million at December

31, 2012 due in large part to the resolution of certain larger commercial credits while aggregate net charge-offs remained stable totaling $8.4 million in 2013 compared to $8.3 million if 2012. Management believes the allowance for loan losses balance at year end 2013, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Commercial	$12,450	$10,987	$12,119	$12,809	$12,218
Residential	1,585	5,426	2,728	2,873	1,546
Consumer	3,650	3,879	3,889	4,551	5,032
Unallocated	2,383	1,666	505	2,103	641
TOTAL ALLOWANCE FOR LOAN LOSSES	$20,068	$21,958	$19,241	$22,336	$19,437

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. In 2013 restructured loans decreased primarily due to the sale of one large commercial credit. Additional information regarding restructured loans is available in the footnotes to the financial statements. Some restructured loans are also on non-accrual and are only included in the total of restructured loans.

(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Non-accrual loans	$19,779	$36,794	$38,102	$38,517	$35,953
Restructured loans	17,301	21,285	17,337	17,094	90
Accruing loans past due over 90 days	2,073	3,362	2,047	3,185	8,218
	$39,153	$61,441	$57,486	$58,796	$44,261

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 51% at December 31, 2013, compared to 36% in 2012. The ratio of nonperforming loans excluding covered loans was 56% at December 31, 2013 and 42% at December 31, 2012. There were no covered loans included in restructured loans in 2013 and $2.4 million of covered loans included in restructured loans in 2012. The following loan categories comprise significant components of the nonperforming loans at December 31, 2013 and 2012:

(Dollar amounts in thousands)	2013		2012
Non-accrual loans:
Commercial loans	$13,424	68%	$21,900	60%
Residential loans	5,195	26%	13,201	36%
Consumer loans	1,160	6%	1,693	4%
	$19,779	100%	$36,794	100%
Past due 90 days or more:
Commercial loans	$712	34%	$1,481	44%
Residential loans	1,181	57%	1,750	52%
Consumer loans	180	9%	131	4%
	$2,073	100%	$3,362	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2013		2012
Non-accrual loans:
Commercial loans	$799	74%	$4,114	95%
Residential loans	275	26%	217	5%
Consumer loans	—	—%	—	—%
	$1,074	100%	$4,331	100%
Past due 90 days or more:
Commercial loans	$459	79%	$539	86%
Residential loans	121	21%	91	14%
Consumer loans	—	—%	—	—%
	$580	100%	$630	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2013, 2012 and 2011.

	2013		2012		2011
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$479,659		$439,206		$336,038
Interest-bearing demand deposits	541,235	0.12%	439,368	0.19%	361,533	0.17%
Savings deposits	780,613	0.09%	737,035	0.13%	612,742	0.15%
Time deposits: $100,000 or more	169,567	0.90%	183,635	1.12%	181,380	1.58%
Other time deposits	410,248	0.73%	469,454	1.01%	434,784	1.79%
TOTAL	$2,381,322		$2,268,698		$1,926,477

The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2013, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$34,756
Over 3 through 6 months	23,655
Over 6 through 12 months	48,672
Over 12 months	72,095
TOTAL	$179,178

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $58.3 million in 2013 compared to $119.7 million in 2012. The FHLB advances acquired in the acquisition had a fair value of $16.6 million. Other borrowings acquired totaled $6.2 million in trust preferred securities that were included in the assumption of liabilities of PNB Holding Co, the parent company of Freestar Bank. These securities were called at the end of 2012. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2013.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2013 and 2012 was 40.6% and 38.4%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2013. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.29% over the next 12 months and increase 5.17% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.82% over the next 12 months and decrease 2.43% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.44%	-4.20%	-6.09%
Down 100	-0.82%	-2.43%	-3.60%
Up 100	2.29%	5.17%	8.39%
Up 200	2.07%	7.42%	13.79%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $10.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $114.5 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $8.9 million in securities to be called within the next 12 months.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$1,899,670	$—	$—	$—	$1,899,670
Consumer certificates of deposit		332,553	171,319	54,046	1,203	559,121
Short-term borrowings	11	59,592	—	—	—	59,592
Other borrowings	12	45,297	12,520	471	—	58,288

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2013. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$375,470	$180,526	$194,944
Commercial letters of credit	7,642	5,746	1,896

Commitments to extend credit, including loan commitments, standby and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OUTLOOK

The Corporation's primary market is west-central Indiana and east-central Illinois. The market is primarily driven by the retail, higher education and health care industries. Typically, this market does not expand or contract at rates that are experienced by both the state and national economies. It is not anticipated that labor conditions will improve dramatically in 2014, although a gradual improvement in both the labor markets and retail sales is anticipated. The Corporation anticipates moderate growth opportunities in 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on page 34 of this Form 10-K is incorporated herein by reference in response to this item.

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management concluded that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has audited the Corporation's 2013 and 2102 consolidated financial statements included in this Annual report and the Corporation's internal control over financial reporting as of December 31, 2103, and has issued a report dated March 14, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:
We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited First Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana
March 14, 2014

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2013	2012
ASSETS
Cash and due from banks	$71,033	$87,230
Federal funds sold	4,276	20,800
Securities available-for-sale	914,560	691,000
Loans, net of allowance of $20,068 in 2013 and $21,958 in 2012	1,771,360	1,829,978
Restricted Stock	21,057	21,292
Accrued interest receivable	11,554	12,024
Premises and equipment, net	51,449	47,308
Bank-owned life insurance	79,035	77,295
Goodwill	39,489	37,612
Other intangible assets	4,935	3,893
Other real estate owned	5,291	7,722
FDIC Indemnification Asset	1,055	2,632
Other assets	43,624	56,622
TOTAL ASSETS	$3,018,718	$2,895,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$506,815	$465,954
Interest-bearing:
Certificates of deposit of $100 or more	179,177	213,610
Other interest-bearing deposits	1,772,799	1,596,570
	2,458,791	2,276,134
Short-term borrowings	59,592	40,551
Other borrowings	58,288	119,705
Other liabilities	55,852	86,896
TOTAL LIABILITIES	2,632,523	2,523,286
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,516,113 in 2013 and 14,490,609 in 2012
Outstanding shares-13,343,029 in 2013 and 13,287,348 in 2012	1,811	1,808
Additional paid-in capital	71,074	69,989
Retained earnings	357,083	338,342
Accumulated other comprehensive income (loss)	(13,969)	(7,472)
Less: Treasury shares at cost-1,173,084 in 2013 and 1,203,261 in 2012	(29,804)	(30,545)
TOTAL SHAREHOLDERS’ EQUITY	386,195	372,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,018,718	$2,895,408

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$91,242	$99,196	$91,392
Securities:
Taxable	16,157	13,542	16,161
Tax-exempt	7,046	7,246	6,779
Other	1,776	2,321	2,009
TOTAL INTEREST AND DIVIDEND INCOME	116,221	122,305	116,341
INTEREST EXPENSE:
Deposits	5,886	8,520	12,127
Short-term borrowings	78	140	187
Other borrowings	2,997	4,733	4,833
TOTAL INTEREST EXPENSE	8,961	13,393	17,147
NET INTEREST INCOME	107,260	108,912	99,194
Net Provision for loan losses	7,860	8,773	5,755
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	99,400	100,139	93,439
NON-INTEREST INCOME:
Trust and financial services	6,035	5,804	4,544
Service charges and fees on deposit accounts	10,162	9,742	8,995
Other service charges and fees	11,081	9,710	8,289
Securities gain, net	423	886	6
Other-than-temporary loss
Total impairment loss	—	(11)	(110)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	(11)	(110)
Insurance commissions	7,750	7,422	7,347
Gain on sale of mortgage loans	3,052	4,590	1,957
Other	1,952	1,404	2,312
TOTAL NON-INTEREST INCOME	40,455	39,547	33,340
NON-INTEREST EXPENSES:
Salaries and employee benefits	55,097	56,211	45,362
Occupancy expense	6,102	5,746	4,777
Equipment expense	6,348	5,489	4,352
Federal Deposit Insurance	2,052	1,949	1,804
Other	24,955	23,661	18,892
TOTAL NON-INTEREST EXPENSE	94,554	93,056	75,187
INCOME BEFORE INCOME TAXES	45,301	46,630	51,592
Provision for income taxes	13,767	13,818	14,397
NET INCOME	31,534	32,812	37,195
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	(17,066)	691	8,857
Change in funded status of post-retirement benefits, net of taxes	10,569	2,331	(9,982)
COMPREHENSIVE INCOME	$25,037	$35,834	$36,070
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.37	$2.48	$2.83
Weighted average number of shares outstanding (in thousands)	13,310	13,240	13,163
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2011	$1,806	$68,944	$293,319	$(9,369)	$(32,983)	$321,717
Net income	—	—	37,195	—	—	37,195
Other comprehensive income (loss)	—	—	—	(1,125)	—	(1,125)
Contribution of 46,250 shares to ESOP	—	384	—	—	1,174	1,558
Cash Dividends, $.94 per share	—	—	(12,384)	—	—	(12,384)
Balance, December 31, 2011	1,806	69,328	318,130	(10,494)	(31,809)	346,961
Net income	—	—	32,812	—	—	32,812
Other comprehensive income (loss)	—	—	—	3,022	—	3,022
Omnibus Equity Incentive Plan, net	2	486	—	—	—	488
Contribution of 49,825 shares to ESOP	—	175	—	—	1,264	1,439
Cash Dividends, $.95 per share	—	—	(12,600)	—	—	(12,600)
Balance, December 31, 2012	1,808	69,989	338,342	(7,472)	(30,545)	372,122
Net income	—	—	31,534	—	—	31,534
Other comprehensive income (loss)	—	—	—	(6,497)	—	(6,497)
Omnibus Equity Incentive Plan, net	3	770	—	—	(162)	611
Contribution of 35,531 shares to ESOP	—	315	—	—	903	1,218
Cash Dividends, $.96 per share	—	—	(12,793)	—	—	(12,793)
Balance, December 31, 2013	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,534	$32,812	$37,195
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	2,712	3,492	274
Provision for loan losses	7,860	8,773	5,755
Securities impairment loss recognized in earnings	—	11	110
Securities (gains) losses	(423)	(886)	(6)
Depreciation and amortization	5,482	5,105	3,897
Provision for deferred income taxes	(39)	(143)	624
Net change in accrued interest receivable	470	923	500
Contribution of shares to ESOP	1,218	1,439	1,558
Stock compensation expense	773	488	—
Gain on sale of mortgage loans	(3,052)	(4,590)	(1,957)
Loss on sales of other real estate	182	69	370
Origination of loans held for sale	(112,483)	(167,303)	(83,938)
Proceeds from loans held for sale	121,092	167,227	86,601
Other, net	7,371	7,160	(7,739)
NET CASH FROM OPERATING ACTIVITIES	62,697	54,577	43,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	5,110	25,812	25
Calls, maturities and principal reductions on securities available-for-sale	158,317	142,475	139,179
Purchases of securities available-for-sale	(417,997)	(194,475)	(134,770)
Loans made to customers, net of payments	41,643	29,619	(22,074)
Net change in federal funds sold	16,524	(9,075)	1,044
Purchase of bank owned life insurance	—	(1,551)	(4,500)
Redemption of bank owned life insurance	—	9,180	—
Redemption of restricted stock	250	1,185	4,952
Purchase of restricted stock	(15)	(186)	—
Purchase of customer list	—	(114)	—
Cash received (disbursed) from acquisitions	177,610	—	14,849
Sale of other real estate	4,714	4,285	4,573
Additions to premises and equipment	(2,522)	(10,945)	(1,476)
NET CASH FROM INVESTING ACTIVITIES	(16,366)	(3,790)	1,802
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(7,544)	149	10,202
Net change in other short-term borrowings	19,041	(59,471)	36,746
Dividends paid	(12,766)	(12,425)	(12,231)
Purchases of treasury stock	(162)	—	—
Proceeds from other borrowings	135,000	—	—
Repayments on other borrowings	(196,097)	(26,090)	(3,994)
NET CASH FROM FINANCING ACTIVITIES	(62,528)	(97,837)	30,723
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,197)	(47,050)	75,769
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,230	134,280	58,511

CASH AND CASH EQUIVALENTS, END OF YEAR	$71,033	$87,230	$134,280
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$9,375	$13,837	$17,358
Income Taxes	$13,822	$12,638	$16,565

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2013, $700.3 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

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

The Corporation operates 73 branches in west-central Indiana and east-central Illinois. First Financial Bank is the largest bank in Vigo County. It operates 11 full-service banking branches within the county; one in Daviess County, Indiana.; four in Clay County, Indiana; one in Gibson County, Indiana.; one in Greene County, Indiana; three in Knox County, Indiana; five in Parke County, Indiana; one in Putnam County, Indiana; four in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; five in Champaign County, Illinois; one in Clark County, Illinois; three in Coles County, Illinois; three in Crawford County, Illinois; two in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; three in Livingston County, Illinois; two in Marion County, Illinois; three in McLean County, Illinois; one in Montgomery County, Illinois; two in Richland County, Illinois; seven in Vermilion County, Illinois; and one in Wayne County, Illinois. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

Regulatory Agencies: First Financial Corporation is a multi-bank holding company and as such is regulated by various banking agencies. The holding company is regulated by the Seventh District of the Federal Reserve System. The national bank subsidiary is regulated by the Office of the Comptroller of the Currency. The state bank subsidiary is jointly regulated by the state banking organization and the Federal Deposit Insurance Corporation. FFB Risk Management Company is regulated by the State of Nevada Division of Insurance.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $2.5 million, $7.1 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011 respectively.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan fees and costs. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. In all cases, loans are placed on non-accrual or charged-off if collection of principal or interest is considered doubtful. The above policies are consistent for all segments of loans.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans as well as non-impaired classified loans and is based on historical loss experience adjusted for current factors.

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

The general component covers non-classified loans as well as non-impaired classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history experienced over the most recent four years, using a weighted average which places more emphasis on the more current years within the loss history window. This actual loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquent, classified, and impaired loans; levels of and trends in charge-offs and recoveries; national and local economic trends and conditions; changes in lending policies and procedures; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff;

credit concentrations; value of underlying collateral for collateral dependent loans; and other external factors such as competition and legal and regulatory requirements. The following portfolio segments have been identified: commercial loans, residential loans and consumer loans. A characteristic of the commercial loan segment is that the loans are for business purchases. A characteristic of the residential loan segment is that the loans are secured by residential properties. A characteristic of the consumer loan segment is that the loans are for automobiles and other consumer purchases. Local economic conditions, including elevated unemployment rates, resulted in higher consumer loan delinquencies. For these reasons, consumer loans have the highest adjustments to the historical loss rate. These same factors along with declining real estate values resulted in the residential loan portfolio segment having the next highest level of adjustment to the historical loss rate. The commercial loan portfolio segment had the lowest level of adjustment to the historical loss rate. Adjustments were made for the increasing levels of and trends in delinquent, classified and impaired commercial loans. Commercial loans are generally well secured, which mitigates the risk of loss and has contributed to the low historical loss rate.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. During 2013, 2012 and 2011, the provision for loan losses was offset by ($1.4 million), $2.2 million and $125 thousand related to the changes in the FDIC indemnification asset.

Foreclosed Assets: Assets acquired through or instead of loan foreclosures are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the useful lives of the assets, which range from 3 to 5 years for furniture and equipment and 33 to 39 years for buildings and leasehold improvements.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011. Late fees and ancillary fees related to loan servicing are not material.

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

Other intangible assets consist of core deposit and acquired customer list intangible assets arising from the whole bank, insurance agency and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated basis over their estimated useful lives, which are 10 and 12 years, respectively.

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

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $149 thousand, $142 thousand and $144 thousand, resulting in a deferred compensation liability of $2.6 million at both December 31, 2013 and 2012.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally do not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2013, 2012and 2011. There is a liability of $14.5 million and $15.0 million as of year-end 2013 and 2012. In 2010 the Corporation adopted incentive compensation plans designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of the three year vesting period. The compensation expense related to the plans in 2013, 2012 and 2011 was $856 thousand, $1.3 million and $972 thousand, respectively, and resulted in a liability of $1.2 million at December 31, 2013 and $1.6 million at December 31, 2012.

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

Adoption of New Accounting Standards: In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  The effect of adopting this standard has not had a material effect on the Corporation’s operating results or financial condition.

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2013 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$1,633	$—	$1,633
Mortgage-backed securities, residential	—	197,764	—	197,764
Mortgage-backed securities, commercial	—	4,391	—	4,391
Collateralized mortgage obligations	—	506,741	—	506,741
State and municipal obligations	—	190,462	4,525	194,987
Collateralized debt obligations	—	—	9,044	9,044
Equity Securities	—	—	—	—
TOTAL	$—	$900,991	$13,569	$914,560
Derivative Assets		$1,195
Derivative Liabilities		(1,195)

	December 31, 2012 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$1,886	$—	$1,886
Mortgage-backed securities, residential	—	244,676	—	244,676
Mortgage-backed securities, commercial	—	5,131	—	5,131
Collateralized mortgage obligations	—	233,320	—	233,320
State and municipal obligations	—	189,574	9,911	199,485
Collateralized debt obligations	—	—	6,122	6,122
Equity Securities	380	—	—	380
TOTAL	$380	$674,587	$16,033	$691,000
Derivative Assets		$2,053
Derivative Liabilities		(2,053)

There were no transfers between Level 1 and Level 2 during 2013 and 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—	904	904
Included in other comprehensive income	—	3,155	3,155
Transfers	(1,186)	—	(1,186)
Settlements	(4,200)	(1,137)	(5,337)
Ending balance, December 31	$4,525	$9,044	$13,569

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2012
	Equities	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,711	$9,525	$4,771	$16,007
Total realized/unrealized gains or losses
Included in earnings	(446)	—	(96)	(542)
Included in other comprehensive income	—	—	1,556	1,556
Transfers	—	1,186	—	1,186
Settlements	(1,265)	(800)	(109)	(2,174)
Ending balance, December 31	$—	$9,911	$6,122	$16,033

There were no unrealized gains and losses recorded in earnings for the year ended December 31, 2013or 2012.

Certain local municipal securities with a fair value of $1.2 million as of December 31, 2013 were transferred from Level 3 to Level 2 because we were able to obtain observable market data from our provider for these investments that was not available the previous year. The fair value for certain local municipal securities with a fair value of $1.2 million as of December 31, 2012 were acquired and classified Level 3 because of a lack of observable market data for these investments due to a little market activity for these securities.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $13.8 million, after a valuation allowance of $3.1 million at December 31, 2013 and at a fair value of $25.9 million, net of a valuation allowance of $7.6 million at December 31, 2012. The impact to the provision for loan losses for the twelve months ended December 31, 2013 and December 31, 2012 was $939 thousand decrease and a $4.2 million increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2013 with a value of $5.3 million was reduced $1.1 million for fair value adjustment. At December 31, 2013 other real estate owned was comprised of $3.9 million from commercial loans and $1.4 million from residential loans. Other real estate owned at December 31, 2012 with a value of $7.7 million was reduced $234 thousand for fair value adjustment. At December 31, 2012 other real estate owned was comprised of $5.7 million from commercial loans and $2.0 million from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 50%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts that real estate collateral. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2013and 2012.

2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$5,291	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$13,765	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2012	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$9,911	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$7,722	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$25,948	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2013 and 2012.

	December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$8,620	$1,612	$7,008
Farmland	—	—	—
Non Farm, Non Residential	7,204	1,500	5,704
Agriculture	—	—	—
All Other Commercial	1,062	46	1,016
Residential
First Liens	37	—	37
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$16,923	$3,158	$13,765

	December 31, 2012
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$17,098	$3,153	$13,945
Farmland	891	191	700
Non Farm, Non Residential	7,386	293	7,093
Agriculture	—	—	—
All Other Commercial	1,209	52	1,157
Residential
First Liens	1,254	126	1,128
Home Equity	179	—	179
Junior Liens	—	—	—
Multifamily	5,540	3,794	1,746
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$33,557	$7,609	$25,948

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$71,033	$22,455	$48,578	$—	$71,033
Federal funds sold	4,276	—	4,276	—	4,276
Securities available-for-sale	914,560	—	900,991	13,569	914,560
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,771,360	—	—	1,816,726	1,816,726
FDIC Indemnification Asset	1,055	—	1,055	—	1,055
Accrued interest receivable	11,554	—	3,279	8,275	11,554
Deposits	(2,458,791)	—	(2,460,197)	—	(2,460,197)
Short-term borrowings	(59,592)	—	(59,592)	—	(59,592)
Federal Home Loan Bank advances	(58,288)	—	(60,258)	—	(60,258)
Accrued interest payable	(750)	—	(750)	—	(750)

	December 31, 2012
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,230	$21,333	$65,897	$—	$87,230
Federal funds sold	20,800	—	20,800	—	20,800
Securities available-for-sale	691,000	380	674,587	16,033	691,000
Restricted stock	21,292	n/a	n/a	n/a	n/a
Loans, net	1,829,978	—	—	1,916,256	1,916,256
FDIC Indemnification Asset	2,632	—	2,632	—	2,632
Accrued interest receivable	12,024	—	2,980	9,044	12,024
Deposits	(2,276,134)	—	(2,280,910)	—	(2,280,910)
Short-term borrowings	(40,551)	—	(40,551)	—	(40,551)
Federal Home Loan Bank advances	(119,705)	—	(124,933)	—	(124,933)
Accrued interest payable	(1,163)	—	(1,163)	—	(1,163)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $11.5 million and $9.2 million at December 31, 2013 and 2012, respectively.

4.	SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2013
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,623	$10	$—	$1,633
Mortgage-backed securities, residential	191,995	7,761	(1,992)	197,764
Mortgage-backed securities, commercial	4,642	1	(252)	4,391
Collateralized mortgage obligations	521,148	1,492	(15,899)	506,741
State and municipal obligations	190,521	6,388	(1,922)	194,987
Collateralized debt obligations	10,968	4,695	(6,619)	9,044
TOTAL	$920,897	$20,347	$(26,684)	$914,560

	December 31, 2012
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,807	$79	$—	$1,886
Mortgage-backed securities, residential	231,316	13,373	(13)	244,676
Mortgage-backed securities, commercial	5,146	1	(16)	5,131
Collateralized mortgage obligations	230,739	2,827	(246)	233,320
State and municipal obligations	187,044	12,518	(77)	199,485
Collateralized debt obligations	12,243	1,761	(7,882)	6,122
Equity Securities	320	60	—	380
TOTAL	$668,615	$30,619	$(8,234)	$691,000

As of December 31, 2013, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $361.9 million and $333.1 million at December 31, 2013 and 2012, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales during the years ended December 31, 2013, 2012 and 2011, respectively.

(Dollar amounts in thousands)	2013	2012	2011
Proceeds	$5,110	$25,812	$25
Gross gains	423	891	2
Gross losses	—	(5)	—

Additional gains of $5 thousand and losses of $5 thousand in 2013 and $2 thousand and $4 thousand of gains, respectively in 2012 and 2011 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2013 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$10,478	$10,612
Due after one but within five years	35,202	36,865
Due after five but within ten years	87,453	89,775
Due after ten years	591,127	575,153
	724,260	712,405
Mortgage-backed securities and equities	196,637	202,155
TOTAL	$920,897	$914,560

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2013 and 2012.

	December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$52,524	$(1,645)	$6,022	$(347)	$58,546	$(1,992)
Mortgage-backed securities, commercial	—	—	4,357	(252)	4,357	(252)
Collateralized mortgage obligations	406,291	(13,979)	29,588	(1,920)	435,879	(15,899)
State and municipal obligations	43,899	(1,746)	2,305	(176)	46,204	(1,922)
Collateralized debt obligations	—	—	3,686	(6,619)	3,686	(6,619)
Total temporarily impaired securities	$502,714	$(17,370)	$45,958	$(9,314)	$548,672	$(26,684)

	December 31, 2012
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$7,245	$(13)	$—	$—	$7,245	$(13)
Mortgage-backed securities, commercial	5,086	(16)	—	—	5,086	(16)
Collateralized mortgage obligations	46,121	(246)	—	—	46,121	(246)
State and municipal obligations	8,611	(77)	—	—	8,611	(77)
Collateralized debt obligations	—	—	4,032	(7,882)	4,032	(7,882)
Total temporarily impaired securities	$67,063	$(352)	$4,032	$(7,882)	$71,095	$(8,234)

The Corporation held 221 investment securities with an amortized cost greater than fair value as of December 31, 2013. The unrealized losses on collateralized mortgage obligations, mortgage-backed securities and state and municipal obligations represent negative adjustments to market value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $26.7 million as of December 31, 2013 and $8.2 million as of December 31, 2012. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In determining OTTI under the FASB ASC-320model, management considers many factors, including: (1)the length of time and the extent to which the fair value has been less than cost, (2)the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by FASB ASC-325that is specific to purchase beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC-325model, the Corporation compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

A significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those three CDO’s have a contractual balance of $25.8 million at December 31, 2013 which has been reduced to $8.5 million by $1.3 million of interest payments received, $14.1 million of cumulative OTTI charges recorded through earnings to date and $1.9 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2013 from 28% to 93%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class.

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

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO, with an amortized cost of $606 thousand and a fair value of $548 thousand, is currently rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325 as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 20.92 to 90.43 while Moody’s Investor Service pricing ranges from 3.28 to 89.98, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

(Dollar amounts in thousands)	2013	2012	2011
Beginning balance, January 1,	$14,983	$15,180	$15,070
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized		11	110
Amounts realized for securities sold during the period		(208)	—
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	(904)	—	—
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$14,079	$14,983	$15,180

5.	LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012
Commercial	$1,042,138	$1,088,144
Residential	482,377	496,237
Consumer	268,033	268,507
Total gross loans	1,792,548	1,852,888
Less: unearned income	(1,120)	(952)
Allowance for loan losses	(20,068)	(21,958)
TOTAL	$1,771,360	$1,829,978

Loans in the above summary include loans totaling $19.4 million and $27.8 million at December 31, 2013 and 2012 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2013 and 2012, loans held for sale included $3.3 million and $8.8 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2013, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $61.5 million at the beginning of the year. During 2013, advances of $33.9 million, repayments of $40.4 million and decreases of $0.6 million resulting from changes in personnel were made with respect to related party loans for an aggregate dollar amount outstanding of $55.6 million at December 31, 2013.

Loans serviced for others, which are not reported as assets, total $539.0 million and $543.6 million at year-end 2013 and 2012. Custodial escrow balances maintained in connection with serviced loans were $2.61 million and $2.64 million at year-end 2013 and 2012.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012	2011
Servicing rights:
Beginning of year	$2,225	$2,429	$2,080
Additions*	588	868	1,035
Amortized to expense	(748)	(1,072)	(686)
End of year	$2,065	$2,225	$2,429
* In 2011 $520 thousand is from the acquisition of Freestar Bank

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $3.0 million and $3.2 million at year end 2013 and 2012. There was no valuation allowance in 2013 or 2012.

Fair value for 2013 was determined using a discount rate of 10%, prepayment speeds ranging from 110% to 550%, depending on the stratification of the specific right. Fair value at year end 2012 was determined using a discount rate of 9%, prepayment speeds ranging from 262% to 550%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS AND FDIC INDEMNIFICATION ASSET:

On August 16, 2013, the Bank completed a Purchase and Assumption Agreement with Bank of America, National Association. Under the terms of the Agreement, First Financial Bank purchased certain assets and assumed certain liabilities of 7 branch offices and 2 drive-up facilities of Bank of America in central and southern Illinois. The acquisition was beneficial in increasing the presence of the bank in the Illinois market. First Financial received cash in the amount of $177.7 million. The acquisition consisted of loans with a fair value of $1.9 million, fixed assets with a value of $5.9 million, a customer related core deposit intangible asset of $2.2 million, deposits with a value of $189.3 million and other liabilities of $0.3 million. Based upon the acquisition date fair values of the net assets acquired, goodwill of $1.9 million was recorded, all of which is expected to be tax deductible.

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

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.4 million for losses and carrying expenses and currently carries a balance of $1.1 million in the indemnification asset. Included in the current balance is the estimate of $470 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2013. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2013and 2012 totaled $18.5 million and $23.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The Freestar and Danville acquisitions resulted in loans accounted for following this standard. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2013 and 2012, are shown in the following tables:

			2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$13,654	$3,464	$17,118
Discount accretion	(24)	(12)	(36)
Disposals	(5,954)	(1,043)	(6,997)
ASC 310-30 Loans	$7,676	$2,409	$10,085

			2012
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$22,139	$6,616	$28,755
Discount accretion	(286)	(114)	(400)
Disposals	(8,199)	(3,038)	(11,237)
ASC 310-30 Loans	$13,654	$3,464	$17,118

 The rollforward of the FDIC Indemnification asset is as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012
Beginning balance	$2,632	$2,384
Accretion	—	—
Net changes in losses and expenses added	(1,225)	2,422
Reimbursements from the FDIC	(352)	(2,174)
TOTAL	$1,055	$2,632

7.	ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011.

Allowance for Loan Losses:		December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	3,144	629	1,985	717	6,475
Loans charged -off	(4,830)	(4,942)	(3,615)	—	(13,387)
Recoveries	3,149	472	1,401	—	5,022
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068
* Provision before increase of $1.4 million in 2013 for decrease in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	2,400	5,196	2,243	1,161	11,000
Loans charged -off	(4,176)	(2,598)	(3,640)	—	(10,414)
Recoveries	644	100	1,387	—	2,131
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958
* Provision before decrease of $2.2 million in 2012 for increase in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2011
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,809	$2,873	$4,551	$2,103	$22,336
Provision for loan losses*	3,708	2,571	1,199	(1,598)	5,880
Loans charged -off	(5,336)	(2,811)	(2,969)	—	(11,116)
Recoveries	938	95	1,108	—	2,141
Ending Balance	$12,119	$2,728	$3,889	$505	$19,241
* Provision before decrease of $125 thousand in 2011 for increase in FDIC indemnification asset

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2013 and 2012:

Allowance for Loan Losses:		December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,158	$—	$—	$—	$3,158
Collectively evaluated for impairment	8,421	1,408	3,650	2,383	15,862
Acquired with deteriorated credit quality	871	177	—	—	1,048
BALANCE AT END OF YEAR	$12,450	$1,585	$3,650	$2,383	$20,068
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$18,825	$37	$—		$18,862
Collectively evaluated for impairment	1,020,771	481,439	269,352		1,771,562
Acquired with deteriorated credit quality	8,001	2,397	—		10,398
BALANCE AT END OF YEAR	$1,047,597	$483,873	$269,352		$1,800,822

Allowance for Loan Losses:		December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,453	$3,920	$—	$—	$7,373
Collectively evaluated for impairment	7,286	1,506	3,879	1,666	14,337
Acquired with deteriorated credit quality	248	—	—	—	248
BALANCE AT END OF YEAR	$10,987	$5,426	$3,879	$1,666	$21,958
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$23,721	$6,973	$—		$30,694
Collectively evaluated for impairment	1,056,861	487,486	269,882		1,814,229
Acquired with deteriorated credit quality	13,582	3,421	6		17,009
BALANCE AT END OF YEAR	$1,094,164	$497,880	$269,888		$1,861,932

The following table presents loans individually evaluated for impairment by class of loan.

December 31, 2013			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,120	$1,918	$—	$1,555	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	271	105	—	26	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	7	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,134	8,620	1,612	13,029	217	217
Farmland	—	—	—	356	113	113
Non Farm, Non Residential	7,664	7,204	1,500	7,921		—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,062	1,062	46	2,979	—	—
Residential
First Liens	37	37	—	524	—	—
Home Equity	—	—	—	113	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$21,288	$18,946	$3,158	$28,726	$330	$330

For 2012, the unpaid principal balance has not been reduced for partial charge-offs.

December 31, 2012			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$—	$—	$—	$1,013	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	1,679	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	150	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	50	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	17,262	17,098	3,153	16,738	—	—
Farmland	891	891	191	891	—	—
Non Farm, Non Residential	7,438	7,386	293	5,000	179	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,209	1,209	52	1,362	—	—
Residential
First Liens	1,254	1,254	126	1,230	—	—
Home Equity	179	179	—	75	—	—
Junior Liens	—	—	—	176	—	—
Multifamily	5,540	5,540	3,794	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$33,773	$33,557	$7,609	$30,580	$179	$—

December 31, 2011			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,929	$165	$—
Farmland	—	—	—
Non Farm, Non Residential	3,262	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	150	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	50	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	16,746	—	—
Farmland	360	—	—
Non Farm, Non Residential	8,717	—	—
Agriculture	—	—	—
All Other Commercial	1,671	—	—
Residential
First Liens	2,014	—	—
Home Equity	—	—	—
Junior Liens	937	—	—
Multifamily	510	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$36,346	$165	$—

The following table presents the recorded investment in nonperforming loans by class of loans.

	December 31, 2013			December 31, 2012
	Loans Past			Loans Past
	Due Over 90 Day Still			Due Over 90 Day Still
(Dollar amounts in thousands)	Accruing	Restructured	Non-accrual	Accruing	Restructured	Non-accrual
Commercial
Commercial & Industrial	$240	$6,578	$6,861	$724	$11,573	$9,360
Farmland	—	—	99	231	—	907
Non Farm, Non Residential	489	5,687	4,918	491	4,836	6,718
Agriculture	—	—	134	69	—	104
All Other Commercial	—	—	1,412	—	—	4,811
Residential
First Liens	1,100	4,283	4,047	1,237	4,126	6,852
Home Equity	40	—	195	24	—	196
Junior Liens	147	—	390	538	—	405
Multifamily	—	61	433	101	—	5,598
All Other Residential	1	—	130	—	—	150
Consumer
Motor Vehicle	187	626	186	133	685	174
All Other Consumer	3	17	974	3	16	1,519
TOTAL	$2,207	$17,252	$19,779	$3,551	$21,236	$36,794

The commercial and industrial loans and non farm, non residential loans included in restructured loans above are also on non-accrual.

Covered loans included in loans past due over 90 days still on accrual are $580 thousand at December 31, 2013 and $630 thousand at December 31, 2012. Covered loans included in non-accrual loans are $1.1 million at December 31, 2013 and $4.3 million at December 31, 2012. Covered loans of $84 thousand are deemed impaired at December 31, 2013 and have no allowance for loan loss allocated to them. On December 31, 2012 there were $2.9 million of covered loans deemed impaired that had an allowance for loan loss allocated to them of $236 thousand. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$16,474	$4,107	$704	$21,285
Added	1,561	841	270	2,672
Charged Off	—	(32)	(50)	(82)
Payments	(5,708)	(586)	(280)	(6,574)
December 31,	$12,327	$4,330	$644	$17,301

				2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$12,614	$4,723	$—	$17,337
Added	5,099	1,080	864	7,043
Charged Off	(879)	(31)	(14)	(924)
Payments	(360)	(1,665)	(146)	(2,171)
December 31,	$16,474	$4,107	$704	$21,285

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2013 or 2012 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2013 and 2012 the Corporation modified 32 and 161 loans respectively. In 2013 there were 30 of the 32 loans modified that were smaller balance consumer loans and in 2012 there were 155 of the 161 loans modified that were consumer in nature. There were 2 and 6 loans, respectively, that were charged off within 12 months of the modification for the years 2013 and 2012 that were insignificant to the allowance for loans losses and had no impact on the provision for loan losses.

The Corporation has allocated $2.6 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2013 and 2012, respectively. The Corporation has not committed to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2013	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,076	$266	$7,900	$9,242	$459,076	$468,318
Farmland	—	—	—	—	92,602	92,602
Non Farm, Non Residential	362	—	2,042	2,404	239,183	241,587
Agriculture	31	32	—	63	136,388	136,451
All Other Commercial	50	217	188	455	108,184	108,639
Residential
First Liens	5,594	1,513	1,701	8,808	324,141	332,949
Home Equity	307	7	40	354	41,350	41,704
Junior Liens	392	170	471	1,033	32,269	33,302
Multifamily	103	19	400	522	66,138	66,660
All Other Residential	88	—	1	89	9,169	9,258
Consumer
Motor Vehicle	3,579	612	227	4,418	243,146	247,564
All Other Consumer	123	22	7	152	21,636	21,788
TOTAL	$11,705	$2,858	$12,977	$27,540	$1,773,282	$1,800,822

			Greater
December 31, 2012	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,315	$861	$3,616	$5,792	$487,160	$492,952
Farmland	534	—	1,122	1,656	87,270	88,926
Non Farm, Non Residential	5,618	1,004	2,449	9,071	290,023	299,094
Agriculture	137	—	78	215	130,404	130,619
All Other Commercial	568	202	350	1,120	81,453	82,573
Residential
First Liens	8,359	1,659	4,599	14,617	336,230	350,847
Home Equity	143	15	24	182	43,317	43,499
Junior Liens	555	98	586	1,239	36,535	37,774
Multifamily	52	—	5,641	5,693	49,019	54,712
All Other Residential	214	—	—	214	10,834	11,048
Consumer
Motor Vehicle	4,164	600	182	4,946	241,303	246,249
All Other Consumer	225	93	3	321	23,318	23,639
TOTAL	$21,884	$4,532	$18,650	$45,066	$1,816,866	$1,861,932

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $50 thousand or are included in groups of homogeneous loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2013		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$406,650	$18,968	$30,986	$4,069	$6,426	$467,099
Farmland	86,633	3,631	347	—	445	91,056
Non Farm, Non Residential	207,115	13,408	19,719	809	—	241,051
Agriculture	128,137	6,482	105	—	71	134,795
All Other Commercial	93,515	2,297	10,038	44	2,243	108,137
Residential
First Liens	114,074	3,834	8,498	995	204,416	331,817
Home Equity	12,883	274	1,071	113	27,295	41,636
Junior Liens	8,858	60	550	67	23,654	33,189
Multifamily	63,073	1,908	1,482	48	—	66,511
All Other Residential	3,643	—	31	—	5,550	9,224
Consumer
Motor Vehicle	11,447	219	510	9	234,210	246,395
All Other Consumer	3,507	46	79	22	17,984	21,638
TOTAL	$1,139,535	$51,127	$73,416	$6,176	$522,294	$1,792,548

December 31, 2012		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$414,680	$31,368	$31,442	$7,138	$7,025	$491,653
Farmland	81,977	2,718	1,616	—	805	87,116
Non Farm, Non Residential	249,614	25,764	22,038	831	42	298,289
Agriculture	119,789	8,921	134	—	62	128,906
All Other Commercial	69,952	132	11,239	54	803	82,180
Residential
First Liens	113,360	8,986	11,516	689	215,034	349,585
Home Equity	13,035	469	1,631	23	28,267	43,425
Junior Liens	10,419	50	515	70	26,575	37,629
Multifamily	42,719	3,328	8,481	59	—	54,587
All Other Residential	2,840	—	35	—	8,136	11,011
Consumer
Motor Vehicle	11,695	262	311	25	232,727	245,020
All Other Consumer	4,614	73	104	21	18,675	23,487
TOTAL	$1,134,694	$82,071	$89,062	$8,910	$538,151	$1,852,888

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012
Land	$11,423	$10,391
Building and leasehold improvements	54,353	49,418
Furniture and equipment	42,546	41,096
	108,322	100,905
Less accumulated depreciation	(56,873)	(53,597)
TOTAL	$51,449	$47,308

Aggregate depreciation expense was $4.29 million, $3.74 million and $2.84 million for 2013, 2012 and 2011, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1 million, $1.1 million, and $882 thousand for 2013, 2012, and 2011. Rent commitments, before considering renewal options that generally are present, were as follows:

2014	$958
2015	731
2016	563
2017	185
2018	184
Thereafter	1,250
$3,871

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2013 and 2012. Management does not believe any amount of goodwill is impaired.

In April 2012 Forrest Sherer, Inc. paid $142 thousand to acquire an insurance agency. The only identifiable asset purchased was a customer list intangible of $114.

In July of 2013 First Financial Bank acquired branch locations from Bank of America. The intangible assets purchased were the core deposit intangible of $2.2 million. Goodwill of $1.9 million was recorded with the purchase.

Intangible assets subject to amortization at December 31, 2013 and 2012 are as follows:

	2013		2012
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Customer list intangible	$4,669	$4,120	$4,669	$4,012
Core deposit intangible	10,836	6,450	8,600	5,364
	$15,505	$10,570	$13,269	$9,376

 Aggregate amortization expense was $1.20 million, $1.36 million and $1.06 million for 2013, 2012 and 2011, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2014	$1,034
2015	820
2016	679
2017	550
2018	505

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

2014	$332,553
2015	107,412
2016	63,907
2017	33,161
2018	20,885

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2013 and 2012 is presented below:

(Dollar amounts in thousands)	2013	2012
Federal funds purchased	$30,679	$2,750
Repurchase-agreements	28,913	37,801
	$59,592	$40,551

(Dollar amounts in thousands)	2013	2012
Average amount outstanding	$37,990	$50,499
Maximum amount outstanding at a month end	83,452	64,969
Average interest rate during year	0.20%	0.28%
Interest rate at year-end	0.12%	0.21%

Federal funds purchased are generally due in one day and bear interest at market rates. Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Corporation maintains possession of and control over these securities.

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2013 and 2012 are summarized as follows:

(Dollar amounts in thousands)	2013	2012
FHLB advances	$58,288	$119,705

The aggregate minimum annual retirements of other borrowings are as follows:

2014	$45,297
2015	2,297
2016	10,223
2017	471
2018	—
Thereafter	—
$58,288

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. The advances from the FHLB, aggregating $58.3 million, including $57.5 million at December 31, 2013 contractually due and a purchase premium of $0.8 million, and $119.7 million, including $118.6 million at December 31, 2012 contractually due and a purchase premium of $1.1 million, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 3.1% to 6.6% in 2013 and 2.9% to 6.6% in 2012. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $15.9 million at December 31, 2013, and $20.9 million at December 31, 2012, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $193.8 million at year end 2013. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

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

13.	INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2013	2012	2011
Federal:
Currently payable	$10,177	$12,074	$11,872
Deferred	740	(455)	311
	10,917	11,619	12,183
State:
Currently payable	3,629	1,887	1,901
Deferred	(779)	312	313
	2,850	2,199	2,214
TOTAL	$13,767	$13,818	$14,397

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2013	2012	2011
Federal income taxes computed at the statutory rate	$15,856	$16,320	$18,057
Add (deduct) tax effect of:
Tax exempt income	(3,760)	(3,864)	(3,875)
ESOP dividend deduction	(105)	(258)	(1,085)
State tax, net of federal benefit	1,852	1,444	1,439
Affordable housing credits	(148)	(148)	(86)
Other, net	72	324	(53)
TOTAL	$13,767	$13,818	$14,397

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

(Dollar amounts in thousands)	2013	2012
Deferred tax assets:
Other than temporary impairment	$5,820	$5,951
Net unrealized losses on retirement plans	6,815	13,612
Net unrealized losses on securities available for sale	2,701	—
Loan losses provision	7,845	8,606
Deferred compensation	7,118	7,729
Compensated absences	857	888
Post-retirement benefits	2,045	2,040
Deferred loss on acquisition	929	136
Other	2,771	2,104
GROSS DEFERRED ASSETS	36,901	41,066
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	—	(8,954)
Depreciation	(2,528)	(2,715)
Mortgage servicing rights	(752)	(700)
Pensions	(1,818)	(2,518)
Intangibles	(1,086)	(541)
Other	(1,563)	(1,381)
GROSS DEFERRED LIABILITIES	(7,747)	(16,809)
NET DEFERRED TAX ASSETS (LIABILITIES)	$29,154	$24,257

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2013	2012	2011
Balance at January 1	$777	$862	$901
Additions based on tax positions related to the current year	65	86	137
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(166)	(171)	(176)
Balance at December 31	$676	$777	$862

Of this total, $676 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2013, 2012 and 2011 was an expense decrease of $31, $2 and $18, respectively. The amount accrued for interest and penalties at December 31, 2013 2012 and 2011 was $65, $96 and $98, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2009. The Corporation is currently under exam by the IRS for the 2011 tax year. The Corporation believes that the tax return was filed based on applicable statutes, regulations and case law in effect at the time.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2013	2012
Home Equity	$58,447	$59,370
Commercial Operating Lines	265,910	243,005
Other Commitments	51,113	59,635
TOTAL	$375,470	$362,010
Commercial letters of credit	$7,642	$7,717

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $14.1 and $18.6 million at December 31, 2013 and 2012. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $1.2 million and $2.1 million at December 31, 2013 and 2012.

15.	RETIREMENT PLANS:

Employees of the Corporation are covered by a retirement program that consists of a defined benefit plan and an employee stock ownership plan (ESOP). Plan assets consist primarily of the Corporation's stock and obligations of U.S. Government agencies. Benefits under the defined benefit plan are actuarially determined based on an employee's service and compensation, as defined, and funded as necessary. This plan was frozen for the majority of employees as of December 31, 2013.Those employees will be eligible to participate in a 401K plan that the Corporation can contribute a discretionary match of the pay contributed by the employee. In addition the ESOP plan will continue in place for all employees.

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $2.11 million, $3.64 million and $7.11 million in 2013, 2012 and 2011. The Corporation contributed $0.58 million, $1.44 million and $1.56 million to the ESOP in 2013, 2012 and 2011. There was a contribution of $629 thousand to the ESOP for employees no longer participating in the defined benefit plan.

The Corporation uses a measurement date of December 31, 2013.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2013	2012	2011
Service cost - benefits earned	$2,238	$4,872	$3,542
Interest cost on projected benefit obligation	3,383	3,667	3,688
Expected return on plan assets	(3,309)	(3,258)	(4,003)
Net amortization and deferral	2,075	2,434	1,152
Net periodic pension cost	4,387	7,715	4,379
Net loss (gain) during the period	(14,697)	3,842	17,868
Curtailment gain	—	(5,700)	—
Amortization of prior service cost	16	(166)	(166)
Amortization of unrecognized gain (loss)	(2,091)	(2,270)	(986)
Total recognized in other comprehensive income (loss)	(16,772)	(4,294)	16,716
Total recognized net periodic pension cost and other comprehensive income	$(12,385)	$3,421	$21,095

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $749 thousand and $(9) thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$86,807	$84,908
Service cost	2,238	4,872
Interest cost	3,383	3,667
Actuarial (gain) loss	(7,098)	(4,747)
Benefits paid	(3,861)	(1,893)
Benefit obligation at December 31	81,469	86,807
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	57,491	53,935
Actual return on plan assets	10,909	371
Employer contributions	2,694	5,078
Benefits paid	(3,861)	(1,893)
Fair value of plan assets at December 31	67,233	57,491
Funded status at December 31 (plan assets less benefit obligation)	$(14,236)	$(29,316)

Amounts recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of:

(Dollar amounts in thousands)	2013	2012
Net loss (gain)	$(14,697)	$3,842
Prior service cost (credit)	16	(166)
	$(14,681)	$3,676

The accumulated benefit obligation for the defined benefit pension plan was $75.7 million and $79.9 million at year-end
2013 and 2012.

Principal assumptions used to determine pension benefit obligation at year end:	2013	2012
Discount rate	4.95%	4.05%
Rate of increase in compensation levels	3.50	3.50

Principal assumptions used to determine net periodic pension cost:	2013	2012
Discount rate	4.05%	4.40%
Rate of increase in compensation levels	3.50	3.50
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2013 and 2012 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Pecentage of Plan Assets at December 31,		ESOP Pecentage of Plan Assets at December 31,
ASSET CATEGORY	2013	2013	2013	2012	2013	2012
Equity securities	40-65%	95-99%	64%	55%	99%	98%
Debt securities	35-60%	0-0%	34%	33%	—%	—%
Other	0-10%	0-5%	2%	12%	1%	2%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2013 and 2012, by asset category, is as follows:

		Fair Value Measurments at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$53,112	$53,112	$—	$—
Debt securities	12,015	—	12,015	—
Investment Funds	2,106	2,106	—	—
Total plan assets	$67,233	$55,218	$12,015	$—

		Fair Value Measurments at December 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$43,393	$43,393	$—	$—
Debt securities	10,597	—	10,597	—
Investment Funds	3,501	3,501	—	—
Total plan assets	$57,491	$46,894	$10,597	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $31.4 million (47 percent of total plan assets) and $27.2 million (49 percent of total plan assets) at December 31, 2013 and 2012, respectively. In addition the ESOP for non plan participants holds $670 thousand of First Financial Corporation stock. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $3.2 million to its pension plan and $1.2 million to its ESOP in 2014.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2014	$4,010
2015	4,235
2016	4,489
2017	4,628
2018	4,752
2019-2023	27,005

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $341 thousand in 2013 and $163 thousand in 2012. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2013	2012	2011
Net loss (gain) during the period	$(333)	$442	$486
Amortization of prior service cost	—	—	(74)
Amortization of unrecognized gain (loss)	(68)	(79)	39
Total recognized in other comprehensive income (loss)	$(401)	$363	$451

The Corporation has $2.4 million and $2.5 million recognized in the balance sheet as a liability at December 31, 2013 and 2012. Amounts in accumulated other comprehensive income consist of $316 thousand net loss at December 31, 2013 and $718 thousand net loss at December 31, 2012. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $7 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2013	$—
2014	234
2015	231
2016	227
2017	224
2018-2022	869

Post-retirement medical benefits —

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2013 and 2012 are as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$4,395	$4,057
Service cost	68	60
Interest cost	173	173
Plan participants' contributions	37	62
Actuarial (gain) loss	(338)	311
Benefits paid	(247)	(268)
Benefit obligation at December 31	$4,088	$4,395
Funded status at December 31	$4,088	$4,395

Amounts recognized in accumulated other comprehensive income consist of a net loss of $63 thousand December 31, 2013 and $402 thousand net loss and $59 thousand in transition obligation at December 31, 2012. The post-retirement benefits paid in 2013 and 2012 of $247 thousand and $268 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2013	2012
Discount rate	4.95%	4.05%
Initial weighted health care cost trend rate	7.50	7.50
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2015	2015

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Service cost	$68	$60	$59
Interest cost	173	173	194
Amortization of transition obligation	60	60	60
Recognized actuarial loss	—	—	—
Net periodic benefit cost	$301	$293	$313
Net loss (gain) during the period	$(338)	$311	$(469)
Amortization of prior service cost	(59)	(60)	(60)
Total recognized in other comprehensive income (loss)	$(397)	$251	$(529)
Total recognized net periodic benefit cost and other comprehensive income	$(96)	$544	$(216)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$3	$2
Effect on post-retirement benefit obligation	56	50

Contributions — The Corporation expects to contribute $248 thousand to its other post-retirement benefit plan in 2014.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2014	$248
2015	262
2016	275
2017	277
2018	276
2019-2023	1,396

16.	STOCK BASED COMPENSATION:

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

During the first quarter of 2013 and 2012, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the closing price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right retain shares to satisfy any withholding tax obligation. A total of 69,862 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 630,138 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue.

		2013		2012
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	26,431	36.88	—	$—
Granted during the year	30,219	30.55	39,643	36.88
Vested during the year	21,439	34.21	13,212	36.88
Forfeited during the year	(4,715)	36.88	—	—
Novested balance at December 31,	30,496	33.49	26,431	36.88

As of December 31, 2013and 2012, there was $1.2 million and $975 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2013 and 2012 was $784 thousand and $340 thousand, respectively.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(16,812)	—	(16,812)
Amounts reclassified from accumulated other comprehensive income	(254)	10,569	10,315
Net Current period other comprehensive other income	(17,066)	10,569	(6,497)
Ending balance, December 31	$(3,635)	$(10,334)	$(13,969)

	Unrealized
	gains and	2012
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$12,740	$(23,234)	$(10,494)
Change in other comprehensive income before reclassification	1,223	—	1,223
Amounts reclassified from accumulated other comprehensive income	(532)	2,331	1,799
Net Current period other comprehensive other income	691	2,331	3,022
Ending balance, December 31	$13,431	$(20,903)	$(7,472)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2013	Change	12/31/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(19,543)	$(2,499)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	2,477	(1,136)
Total unrealized loss on securities available-for-sale	$13,431	$(17,066)	$(3,635)
Unrealized loss on retirement plans	(20,903)	10,569	(10,334)
TOTAL	$(7,472)	$(6,497)	$(13,969)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2012	Change	12/31/2012
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$18,136	$(1,092)	$17,044
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(5,396)	1,783	(3,613)
Total unrealized loss on securities available-for-sale	$12,740	$691	$13,431
Unrealized loss on retirement plans	(23,234)	2,331	(20,903)
TOTAL	$(10,494)	$3,022	$(7,472)

	Balance as of December 31, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$423	Net securities gains (losses)
on available-for-sale	(169)	Income tax expense
securities	$254	Net of tax

Amortization of	$(17,615)	(a)
retirement plan items	7,046	Income tax expense
	$(10,569)	Net of tax
Total reclassifications for the period	$(10,315)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance as of December 31, 2012
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$886	Net securities gains (losses)
on available-for-sale	(354)	Income tax expense
securities	$532	Net of tax

Amortization of	$(3,885)	(a)
retirement plan items	1,554	Income tax expense
	$(2,331)	Net of tax
Total reclassifications for the period	$(1,799)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

18.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2013, approximately $55.1 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2013 and 2012.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2013	$375,601	17.13%	$175,372	8.00%	N/A	N/A
Corporation – 2012	$359,824	16.37%	$175,793	8.00%	N/A	N/A
First Financial Bank – 2013	349,968	16.49%	169,745	8.00%	212,181	10.00%
First Financial Bank – 2012	333,284	15.67%	170,127	8.00%	212,659	10.00%
Tier I risk-based capital
Corporation – 2013	$355,533	16.22%	$87,686	4.00%	N/A	N/A
Corporation – 2012	$337,866	15.38%	$87,897	4.00%	N/A	N/A
First Financial Bank – 2013	332,644	15.68%	84,872	4.00%	127,309	6.00%
First Financial Bank – 2012	314,303	14.78%	85,064	4.00%	127,595	6.00%
Tier I leverage capital
Corporation – 2013	$355,533	11.69%	$121,622	4.00%	N/A	N/A
Corporation – 2012	$337,866	11.43%	$118,195	4.00%	N/A	N/A
First Financial Bank – 2013	332,644	11.40%	116,711	4.00%	145,889	5.00%
First Financial Bank – 2012	314,303	10.98%	114,462	4.00%	143,077	5.00%

19.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2013 and 2012, and the related condensed statements of income and cash flows for each of the three years in the period ended December 31, 2013, are as follows:

	December 31,
(Dollar amounts in thousands)	2013	2012
ASSETS
Cash deposits in affiliated banks	$4,654	$8,981
Investments in subsidiaries	388,937	370,013
Land and headquarters building, net	4,688	4,856
Other	258	1,123
Total Assets	$398,537	$384,973
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Borrowings	$—	$—
Dividends payable	6,405	6,378
Other liabilities	5,937	6,473
TOTAL LIABILITIES	12,342	12,851
Shareholders' Equity	386,195	372,122
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$398,537	$384,973

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
Dividends from subsidiaries	$7,130	$16,347	$11,400
Other income	1,144	1,149	643
Interest on borrowings	—	(225)	—
Other operating expenses	(3,113)	(3,383)	(3,616)
Income before income taxes and equity in undistributed earnings of subsidiaries	5,161	13,888	8,427
Income tax benefit	988	1,267	2,311
Income before equity in undistributed earnings of subsidiaries	6,149	15,155	10,738
Equity in undistributed earnings of subsidiaries	25,385	17,657	26,457
Net income	$31,534	$32,812	$37,195

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,534	$32,812	$37,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	172	177
Equity in undistributed earnings	(25,385)	(17,657)	(26,457)
Contribution of shares to ESOP	1,218	1,439	1,558
Securities impairment loss recognized in earnings	—	11	110
Securities (gains) losses	(420)	(435)	(2)
Restricted stock compensation	611	488	—
Increase (decrease) in other liabilities	(512)	610	(1,114)
(Increase) decrease in other assets	485	188	24
NET CASH FROM OPERATING ACTIVITIES	7,704	17,628	11,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	740	1,700	25
Investment in First Financial Bank Risk Management	—	(250)	0
Purchase of furniture and fixtures	(5)	(24)	(6)
NET CASH FROM INVESTING ACTIVITIES	735	1,426	19
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(6,196)	—
Purchase of treasury stock	—	—	—
Dividends paid	(12,766)	(12,425)	(12,231)
NET CASH FROM FINANCING ACTIVITES	(12,766)	(18,621)	(12,231)
NET (DECREASE) INCREASE IN CASH	(4,327)	433	(721)
CASH, BEGINNING OF YEAR	8,981	8,548	9,269
CASH, END OF YEAR	$4,654	$8,981	$8,548
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$225	$—
Income taxes	$13,822	$12,638	$16,565

20.	SELECTED QUARTERLY DATA (UNAUDITED):

	2013
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$28,942	$2,769	$26,173	$3,021	$7,693	$0.58
June 30	$28,305	$2,567	$25,738	$2,960	$6,446	$0.48
September 30	$29,719	$1,921	$27,798	$495	$8,472	$0.64
December 31	$29,255	$1,704	$27,551	$1,384	$8,923	$0.67

	2012
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$31,149	$3,984	$27,165	$2,956	$7,443	$0.56
June 30	$31,134	$3,472	$27,662	$1,789	$8,705	$0.66
September 30	$30,428	$3,022	$27,406	$2,559	$8,091	$0.61
December 31	$29,594	$2,915	$26,679	$1,469	$8,573	$0.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
“Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are included in Item 8 hereof and incorporated by reference.

ITEM 9B.	OTHER INFORMATION Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2013 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.      EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2013 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2013 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2013 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	630,138
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	630,138

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2013 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2013 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—-December 31, 2013 and 2012
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 effective January 1, 2014 incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 10, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2014 Schedule of Director Compensation
10.4*	2014 Schedule of Named Executive Officer Compensation
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

* Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

**Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)Exhibits-Filed Exhibits to (a) (3) listed above are attached to this report.
(c)Financial Statements Schedules-No schedules are required to be submitted. See response to ITEM 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Financial Corporation

/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 14, 2014
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 14, 2014
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 14, 2014
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 14, 2014
Thomas T. Dinkel, Director

/s/ Anton H. George	March 14, 2014
Anton H. George, Director

/s/ Gregory L. Gibson	March 14, 2014
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 14, 2014
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 14, 2014
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 14, 2014
Virginia L. Smith, Director

/s/ William J. Voges	March 14, 2014
William J. Voges, Director

/s/ William R. Krieble	March 14, 2014
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

10.3	2014 Schedule of Director Compensation

10.4	2014 Schedule of Named Executive Officers Compensation

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2013, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.