Form 10-Q
period 2014-03-31
FIRST FINANCIAL CORP /IN/
filed 2014-05-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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
Yes ☐ No ☒.

As of May 5, 2014, the registrant had outstanding 13,355,272 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$83,988	$71,033
Federal funds sold	9,791	4,276
Securities available-for-sale	921,165	914,560
Loans:
Commercial	1,037,518	1,042,138
Residential	481,663	482,377
Consumer	265,428	268,033
	1,784,609	1,792,548
Less:
Unearned Income	(635)	(1,120)
Allowance for loan losses	(20,408)	(20,068)
	1,763,566	1,771,360
Restricted Stock	21,057	21,057
Accrued interest receivable	11,451	11,554
Premises and equipment, net	50,655	51,449
Bank-owned life insurance	79,444	79,035
Goodwill	39,489	39,489
Other intangible assets	4,656	4,935
Other real estate owned	4,806	5,291
FDIC Indemnification Asset	754	1,055
Other assets	41,720	43,624
TOTAL ASSETS	$3,032,542	$3,018,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$535,333	$506,815
Interest-bearing:
Certificates of deposit of $100 or more	171,165	179,177
Other interest-bearing deposits	1,800,516	1,772,799
	2,507,014	2,458,791
Short-term borrowings	35,710	59,592
Other borrowings	38,214	58,288
Other liabilities	52,275	55,852
TOTAL LIABILITIES	2,633,213	2,632,523

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,538,132 in 2014 and 14,516,113 in 2013
Outstanding shares-13,355,272 in 2014 and 13,343,029 in 2013	1,812	1,811
Additional paid-in capital	71,315	71,074
Retained earnings	364,914	357,083
Accumulated other comprehensive loss	(8,551)	(13,969)
Less: Treasury shares at cost-1,182,860 in 2014 and 1,173,084 in 2013	(30,161)	(29,804)
TOTAL SHAREHOLDERS’ EQUITY	399,329	386,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,032,542	$3,018,718
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,218	$23,454
Securities:
Taxable	4,444	3,214
Tax-exempt	1,746	1,770
Other	416	504
TOTAL INTEREST INCOME	28,824	28,942
INTEREST EXPENSE:
Deposits	1,290	1,742
Short-term borrowings	14	20
Other borrowings	378	1,007
TOTAL INTEREST EXPENSE	1,682	2,769
NET INTEREST INCOME	27,142	26,173
Provision for loan losses	1,960	3,021
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,182	23,152
NON-INTEREST INCOME:
Trust and financial services	1,489	1,526
Service charges and fees on deposit accounts	2,484	2,254
Other service charges and fees	2,839	2,500
Securities gains/(losses), net	—	4
Insurance commissions	1,913	1,963
Gain on sales of mortgage loans	376	963
Other	1,010	667
TOTAL NON-INTEREST INCOME	10,111	9,877
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,096	13,596
Occupancy expense	1,925	1,522
Equipment expense	1,658	1,501
FDIC Expense	487	557
Other	5,539	5,023
TOTAL NON-INTEREST EXPENSE	23,705	22,199
INCOME BEFORE INCOME TAXES	11,588	10,830
Provision for income taxes	3,757	3,137
NET INCOME	7,831	7,693
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	5,303	(1,667)
Change in funded status of post retirement benefits, net of taxes	115	214
COMPREHENSIVE INCOME	$13,249	$6,240
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.59	$0.58
Weighted average number of shares outstanding (in thousands)	13,349	13,300
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2014, and 2013
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	—	—	7,693	—	—	7,693
Other comprehensive income (loss)	—	—	—	(1,453)	—	(1,453)
Omnibus Equity Incentive Plan	1	182	—	—	—	183
Treasury shares purchased (5,354 shares)	—	—	—	—	(162)	(162)
Balance, March 31, 2013	$1,809	$70,171	$346,035	$(8,925)	$(30,707)	$378,383

Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	7,831	—	—	7,831
Other comprehensive income	—	—	—	5,418	—	5,418
Omnibus Equity Incentive Plan	1	241	—	—	—	242
Treasury shares purchased (9,776 shares)	—	—	—	—	(357)	(357)
Balance, March 31, 2014	$1,812	$71,315	$364,914	$(8,551)	$(30,161)	$399,329
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,831	$7,693
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	646	652
Provision for loan losses	1,960	3,021
Securities (gains) losses	—	(4)
(Gain) loss on sale of other real estate	47	51
Restricted stock compensation	242	183
Depreciation and amortization	1,346	1,352
Other, net	1,627	3,014
NET CASH FROM OPERATING ACTIVITIES	13,699	15,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	4,369
Calls, maturities and principal reductions on securities available-for-sale	34,724	44,334
Purchases of securities available-for-sale	(33,387)	(131,176)
Loans made to customers, net of repayment	5,765	30,338
Proceeds from sales of other real estate owned	516	362
Net change in federal funds sold	(5,515)	(33,584)
Additions to premises and equipment	(273)	(692)
NET CASH FROM INVESTING ACTIVITIES	1,830	(86,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	48,070	73,395
Net change in short-term borrowings	(23,882)	(599)
Maturities of other borrowings	(20,000)	(5,000)
Purchase of treasury stock	(357)	(162)
Dividends paid	(6,405)	(6,378)
NET CASH FROM FINANCING ACTIVITIES	(2,574)	61,256
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,955	(8,831)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,033	87,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,988	$78,399
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2014 and 2013 consolidated financial statements are unaudited. The December 31, 2013 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2013 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2014 and 2013, 22,019 and 30,219 shares were awarded, respectively. These shares had a grant date value of $708 thousand and $923 thousand for 2014 and 2013, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	732	66	800	127	1,725
Loans charged -off	(936)	(172)	(1,053)	—	(2,161)
Recoveries	207	102	467	—	776
Ending Balance	$12,453	$1,581	$3,864	$2,510	$20,408

* Provision before increase of $235 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	March 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	1,264	197	233	581	2,275
Loans charged -off	(450)	(272)	(1,026)	—	(1,748)
Recoveries	2,343	49	395	—	2,787
Ending Balance	$14,144	$5,400	$3,481	$2,247	$25,272

* Provision before increase of $746 thousand in 2013 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2014 and December 31, 2013.

Allowance for Loan Losses	March 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,223	$—	$—	$—	$3,223
Collectively evaluated for impairment	8,376	1,419	3,864	2,510	16,169
Acquired with deteriorated credit quality	854	162	—	—	1,016
Ending Balance	$12,453	$1,581	$3,864	$2,510	$20,408

Loans:	March 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$16,768	$36	$—	$16,804
Collectively evaluated for impairment	1,018,111	480,682	266,615	1,765,408
Acquired with deteriorated credit quality	7,839	2,393	—	10,232
Ending Balance	$1,042,718	$483,111	$266,615	$1,792,444

Allowance for Loan Losses:	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,158	—	—	—	3,158
Collectively evaluated for impairment	8,421	1,408	3,650	2,383	15,862
Acquired with deteriorated credit quality	871	177	—	—	1,048
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068

Loans	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	18,825	37	—	18,862
Collectively evaluated for impairment	1,020,771	481,439	269,352	1,771,562
Acquired with deteriorated credit quality	8,001	2,397	—	10,398
Ending Balance	$1,047,597	$483,873	$269,352	$1,800,822

The following tables present loans individually evaluated for impairment by class of loans.

March 31, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,096	$1,894	$—	$1,906	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	268	102	—	104	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	9,064	7,550	2,032	8,085	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,276	6,276	1,075	6,740	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,030	1,030	116	1,046	—	—
Residential
First Liens	36	36	—	37	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$18,770	$16,888	$3,223	$17,918	$—	$—

			December 31, 2013
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,120	$1,918	$—	$1,555	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	271	105	—	26	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	7	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,134	8,620	1,612	13,029	217	217
Farmland	—	—	—	356	113	113
Non Farm, Non Residential	7,664	7,204	1,500	7,921	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,062	1,062	46	2,979	—	—
Residential
First Liens	37	37	—	524	—	—
Home Equity	—	—	—	113	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$21,288	$18,946	$3,158	$28,726	$330	$330

The table below presents the recorded investment in non-performing loans.

	March 31, 2014			December 31, 2013
	Loans Past Due Over 90 Day Still	Troubled Debt		Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$—	$4,774	$7,343	$240	$6,578	$6,861
Farmland	—	—	92	—	—	99
Non Farm, Non Residential	14	4,569	4,417	489	5,687	4,918
Agriculture	—	—	121	—	—	134
All Other Commercial	—	—	1,375	—	—	1,412
Residential
First Liens	781	4,318	4,254	1,100	4,283	4,047
Home Equity	142	—	194	40	—	195
Junior Liens	195	—	344	147	—	390
Multifamily	—	58	404	—	61	433
All Other Residential	2	—	124	1	—	130
Consumer
Motor Vehicle	142	16	191	187	626	186
All Other Consumer	1	604	939	3	17	974
TOTAL	$1,277	$14,339	$19,798	$2,207	$17,252	$19,779

Loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual are $25 thousand at March 31, 2014 and $580 thousand at December 31, 2013. Covered loans included in non-accrual loans are $1.0 million at March 31, 2014 and $1.1 million at December 31, 2013. Covered loans of $84 thousand at March 31, 2014 and December 31, 2013 are deemed impaired and have no allowance for loan loss allocated to them, respectively for March 31, 2014 and December 31, 2013. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The commercial and industrial loans and non farm, non residential loans included in restructured loans above are also on non-accrual.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$634	$428	$3,929	$4,991	$480,103	$485,094
Farmland	225	—	—	225	91,629	91,854
Non Farm, Non Residential	91	731	780	1,602	237,360	238,962
Agriculture	192	33	—	225	107,137	107,362
All Other Commercial	163	168	293	624	118,822	119,446
Residential
First Liens	4,751	543	1,829	7,123	319,636	326,759
Home Equity	134	8	142	284	40,396	40,680
Junior Liens	210	159	312	681	32,013	32,694
Multifamily	—	—	419	419	73,532	73,951
All Other Residential	138	—	2	140	8,887	9,027
Consumer
Motor Vehicle	1,541	409	142	2,092	243,903	245,995
All Other Consumer	117	30	1	148	20,472	20,620
TOTAL	$8,196	$2,509	$7,849	$18,554	$1,773,890	$1,792,444

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,076	$266	$7,900	$9,242	$459,076	$468,318
Farmland	—	—	—	—	92,602	92,602
Non Farm, Non Residential	362	—	2,042	2,404	239,183	241,587
Agriculture	31	32	—	63	136,388	136,451
All Other Commercial	50	217	188	455	108,184	108,639
Residential
First Liens	5,594	1,513	1,701	8,808	324,141	332,949
Home Equity	307	7	40	354	41,350	41,704
Junior Liens	392	170	471	1,033	32,269	33,302
Multifamily	103	19	400	522	66,138	66,660
All Other Residential	88	—	1	89	9,169	9,258
Consumer
Motor Vehicle	3,579	612	227	4,418	243,146	247,564
All Other Consumer	123	22	7	152	21,636	21,788
TOTAL	$11,705	$2,858	$12,977	$27,540	$1,773,282	$1,800,822

During the three months ended March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	17,301
Added	—	133	68	201
Charged Off	(1,069)	—	(20)	(1,089)
Payments	(1,915)	(101)	(72)	(2,088)
March 31,	9,343	4,362	620	14,325

		2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	16,474	4,107	704	21,285
Added	—	780	73	853
Charged Off	—	—	(9)	(9)
Payments	(404)	(140)	(68)	(612)
March 31,	16,070	4,747	700	21,517

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2014 or 2013 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the three months ended March 31, 2014 and 2013 the Corporation modified 12 and 8 loans respectively. In both of these periods all of the loans modified were smaller balance consumer and residential loans.

The Corporation has allocated $1.1 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both March 31, 2014 and 2013, respectively. The Corporation has not committed to lend additional amounts as of March 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings

Credit Quality Indicators:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$431,610	$18,977	$26,280	$3,780	$3,290	$483,937
Farmland	86,493	3,699	325	—	20	90,537
Non Farm, Non Residential	200,698	15,687	21,641	426	—	238,452
Agriculture	100,036	5,598	103	—	33	105,770
All Other Commercial	99,580	8,064	10,165	41	972	118,822
Residential
First Liens	111,840	3,987	9,563	974	199,320	325,684
Home Equity	12,470	331	1,326	111	26,373	40,611
Junior Liens	8,649	57	517	66	23,296	32,585
Multifamily	70,235	2,075	1,469	—	—	73,779
All Other Residential	3,269	—	31	—	5,704	9,004
Consumer
Motor Vehicle	11,043	283	428	—	233,196	244,950
All Other Consumer	3,347	48	66	22	16,995	20,478
TOTAL	$1,139,270	$58,806	$71,914	$5,420	$509,199	$1,784,609

	December 31, 2013
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$406,650	$18,968	$30,986	$4,069	$6,426	$467,099
Farmland	86,633	3,631	347	—	445	91,056
Non Farm, Non Residential	207,115	13,408	19,719	809	—	241,051
Agriculture	128,137	6,482	105	—	71	134,795
All Other Commercial	93,515	2,297	10,038	44	2,243	108,137
Residential
First Liens	114,074	3,834	8,498	995	204,416	331,817
Home Equity	12,883	274	1,071	113	27,295	41,636
Junior Liens	8,858	60	550	67	23,654	33,189
Multifamily	63,073	1,908	1,482	48	—	66,511
All Other Residential	3,643	—	31	—	5,550	9,224
Consumer
Motor Vehicle	11,447	219	510	9	234,210	246,395
All Other Consumer	3,507	46	79	22	17,984	21,638
TOTAL	$1,139,535	$51,127	$73,416	$6,176	$522,294	$1,792,548

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,531	$28	$—	$1,559
Mortgage Backed Securities - Residential	188,755	7,580	(1,613)	194,722
Mortgage Backed Securities - Commercial	26	1	—	27
Collateralized Mortgage Obligations	528,654	1,648	(13,364)	516,938
State and Municipal Obligations	189,302	7,189	(1,080)	195,411
Collateralized Debt Obligations	10,645	5,309	(3,446)	12,508
TOTAL	$918,913	$21,755	$(19,503)	$921,165

	December 31, 2013
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,623	$10	$—	$1,633
Mortgage Backed Securities-residential	191,995	7,761	(1,992)	197,764
Mortgage Backed Securities-commercial	4,642	1	(252)	4,391
Collateralized mortgage obligations	521,148	1,492	(15,899)	506,741
State and municipal	190,521	6,388	(1,922)	194,987
Collateralized debt obligations	10,968	4,695	(6,619)	9,044
TOTAL	$920,897	$20,347	$(26,684)	$914,560

Contractual maturities of debt securities at March 31, 2014 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,625	$8,795
Due after one but within five years	34,530	36,064
Due after five but within ten years	88,184	91,103
Due after ten years	598,793	590,454
	730,132	726,416
Mortgage-backed securities	188,781	194,749
TOTAL	$918,913	$921,165

There were no gains or losses from investment sales realized by the Corporation for the three months ended March 31, 2014. For the three months ended March 31, 2013 there were $4 thousand in gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$53,648	$(1,136)	$10,239	$(477)	$63,887	$(1,613)
Collateralized mortgage obligations	373,753	(10,336)	56,666	(3,028)	430,419	(13,364)
State and municipal obligations	34,312	(877)	3,458	(203)	37,770	(1,080)
Collateralized Debt Obligations	—	—	6,573	(3,446)	6,573	(3,446)
Total temporarily impaired securities	$461,713	$(12,349)	$76,936	$(7,154)	$538,649	$(19,503)

	December 31, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$52,524	$(1,645)	$6,022	$(347)	$58,546	$(1,992)
Mortgage Backed Securities - Commercial	—	—	4,357	(252)	4,357	(252)
Collateralized mortgage obligations	406,291	(13,979)	29,588	(1,920)	435,879	(15,899)
State and municipal obligations	43,899	(1,746)	2,305	(176)	46,204	(1,922)
Collateralized Debt Obligations	—	—	3,686	(6,619)	3,686	(6,619)
Total temporarily impaired securities	$502,714	$(17,370)	$45,958	$(9,314)	$548,672	$(26,684)

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
Gross unrealized losses on investment securities were $19.5 million as of March 31, 2014 and $26.7 million as of December 31, 2013. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the securities in an unrealized loss position for more than 12 months relate to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during 2014 or 2013. Those three CDO’s have a contractual balance of $26.2 million at March 31, 2014 which has been reduced to a fair value of $12.5 million by $1.5 million of interest payments received, $14.1 million of cumulative OTTI charges recorded through earnings to date, and $1.9 million recorded in other comprehensive income ($1.2 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at March 31, 2014 from 28% to 93%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has become very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $389 thousand and a fair value of $351 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

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

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2014	2013
Beginning balance	$14,079	$14,983
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	—	—
Amounts realized for securities sold during the period	—	—
Ending balance	$14,079	$14,983

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,559	$—	$1,559
Mortgage Backed Securities-residential	—	194,722	—	194,722
Mortgage Backed Securities-commercial	—	27	—	27
Collateralized mortgage obligations	—	516,938	—	516,938
State and municipal	—	191,376	4,035	195,411
Collateralized debt obligations	—	—	12,508	12,508
TOTAL	$—	$904,622	$16,543	$921,165
Derivative Assets		1,181
Derivative Liabilities		(1,181)

	December 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,633	$—	$1,633
Mortgage Backed Securities-residential	—	197,764	—	197,764
Mortgage Backed Securities-commercial	—	4,391	—	4,391
Collateralized mortgage obligations	—	506,741	—	506,741
State and municipal	—	190,462	4,525	194,987
Collateralized debt obligations	—	—	9,044	9,044
TOTAL	$—	$900,991	$13,569	$914,560
Derivative Assets		1,195
Derivative Liabilities		(1,195)

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and the year ended December 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	3,857	3,857
Transfers	—	—	—
Settlements	(490)	(393)	(883)
Ending balance, March 31	$4,035	$12,508	$16,543

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—	904	904
Included in other comprehensive income	—	3,155	3,155
Transfers	(1,186)	—	(1,186)
Settlements	(4,200)	(1,137)	(5,337)
Ending balance, December 31	$4,525	$9,044	$13,569

The transfers out of level 3 is due to securities that previously were not priced independently are now priced as other level 2 securities.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,035	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$4,806	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	11,669	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$5,291	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	13,765	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $11.7 million, after a valuation allowance of $3.2 million at March 31, 2014 and at a fair value of $13.8 million, net of a valuation allowance of $3.1 million at December 31, 2013. The impact to the provision for loan losses for the three months ended March 31, 2014 and for the 12 months ended December 31, 2013 was a $362 thousand increase and a $939 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2014 with a value of $4.8 million was reduced $1.1 million for fair value adjustment. At March 31, 2014 other real estate owned was comprised of $3.6 million from commercial loans and $1.2 million from residential loans. Other real estate owned at December 31, 2013 with a value of $5.3 million was reduced $1.1 million for fair value adjustment. At December 31, 2013 other real estate owned was comprised of $3.9 million from commercial loans and $1.4 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of March 31, 2014 and December 31, 2013, which are all considered Level 3.

	March 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$7,550	$2,032	$5,518
Farmland	—	—	—
Non Farm, Non Residential	6,276	1,075	5,201
Agriculture	—	—	—
All Other Commercial	1,030	116	914
Residential
First Liens	36	—	36
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$14,892	$3,223	$11,669

	December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$8,620	$1,612	$7,008
Farmland	—	—	—
Non Farm, Non Residential	7,204	1,500	5,704
Agriculture	—	—
All Other Commercial	1,062	46	1,016
Residential
First Liens	37	—	37
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$16,923	$3,158	$13,765

The carrying amounts and estimated fair value of financial instruments at March 31, 2014 and December 31, 2013, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$83,988	$19,545	$64,443	$—	$83,988
Federal funds sold	9,791	—	9,791	—	9,791
Securities available—for—sale	921,165	—	904,622	16,543	921,165
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,763,566	—		1,813,799	1,813,799
FDIC Indemnification Asset	754	—	754	—	754
Accrued interest receivable	11,451	—	3,617	7,834	11,451
Deposits	(2,507,014)	—	(2,507,882)	—	(2,507,882)
Short—term borrowings	(35,710)	—	(35,710)	—	(35,710)
Federal Home Loan Bank advances	(38,214)	—	(39,720)	—	(39,720)
Accrued interest payable	(646)	—	(646)	—	(646)

	December 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$71,033	$22,455	$48,578	$—	$71,033
Federal funds sold	4,276	—	4,276	—	4,276
Securities available—for—sale	914,560	—	900,991	13,569	914,560
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,771,360	—	—	1,816,726	1,816,726
FDIC Indemnification Asset	1,055	—	1,055	—	1,055
Accrued interest receivable	11,554	—	3,279	8,275	11,554
Deposits	(2,458,791)	—	(2,460,197)	—	(2,460,197)
Short—term borrowings	(59,592)	—	(59,592)	—	(59,592)
Federal Home Loan Bank advances	(58,288)	—	(60,258)	—	(60,258)
Accrued interest payable	(750)	—	(750)	—	(750)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2014	December 31, 2013
Federal Funds Purchased	$6,770	$30,679
Repurchase Agreements	28,940	28,913
	$35,710	$59,592

6.	Other Borrowings

Other borrowings at period-end are summarized as follows:

	(000 's)
	March 31, 2014	December 31, 2013
FHLB Advances	$38,214	$58,288

7.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2014	2013	2014	2013
Service cost	$510	$559	$13	$17
Interest cost	939	846	44	43
Expected return on plan assets	(948)	(827)	—	—
Amortization of transition obligation	—	—	—	15
Net amortization of prior service cost	(2)	(4)	—	—
Net amortization of net (gain) loss	190	523	—	—
Net Periodic Benefit Cost	$689	$1,097	$57	$75

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $3.2 million and $1.2 million respectively to its Pension Plan and ESOP and $248 thousand to the Post Retirement Health Benefits Plan in 2014. Contributions of $616 thousand have been made to the Pension Plan. Contributions of $52 thousand have been made through the first three months of 2014 for the Post Retirement Health Benefits plan. No contributions have been made in 2014 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2014 and 2013 there has been $359 thousand and $350 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

8.	New accounting standards

There were no recent accounting pronouncements that had a significant impact on the financial statement of the Corporation.

9.	Acquisitions and FDIC Indemnification Asset

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

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-

sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.5 million for losses and carrying expenses and currently carries a balance of $754 thousand in the indemnification asset. Included in the current balance is the estimate of $235 thousand for 80% of the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2013. The balance of loans covered by the loss share agreement excluding AS 310-30 loans at March 31, 2014 and December 31, 2013 totaled $14.7 million and $18.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at March 31, 2014 and 2013, consisted of loans accounted for in accordance with FASB ASC 310-30 are shown in the following table:

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(166)	(8)	(174)
ASC 310-30 Loans	$7,510	$2,401	$9,911

			2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$13,654	$3,464	$17,118
Discount accretion	(13)	(5)	(18)
Disposals	(1,312)	(23)	(1,335)
ASC 310-30 Loans	$12,329	$3,436	$15,765

The rollforward of the FDIC Indemnification asset is as follows:

	Three Months Ended March 31,	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013
Beginning balance	$1,055	$2,632
Accretion	—	—
Net changes in losses and expenses	(169)	(1,225)
Reimbursements from the FDIC	(132)	(352)
TOTAL	$754	$1,055

10.	Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	5,303	—	5,303
Amounts reclassified from accumulated other comprehensive income	—	115	115
Net Current period other comprehensive other income	5,303	115	5,418
Ending balance, March 31	$1,668	$(10,219)	$(8,551)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(1,665)	—	(1,665)
Amounts reclassified from accumulated other comprehensive income	(2)	214	212
Net Current period other comprehensive other income	(1,667)	214	(1,453)
Ending balance, March 31	$11,764	$(20,689)	$(8,925)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2013	Change	3/31/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$3,010	$511
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	2,293	1,157
Total unrealized loss on securities available-for-sale	$(3,635)	$5,303	$1,668
Unrealized loss on retirement plans	(10,334)	115	(10,219)
TOTAL	$(13,969)	$5,418	$(8,551)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2012	Change	3/31/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(1,883)	$15,161
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	216	(3,397)
Total unrealized loss on securities available-for-sale	$13,431	$(1,667)	$11,764
Unrealized loss on retirement plans	(20,903)	214	(20,689)
TOTAL	$(7,472)	$(1,453)	$(8,925)

Three Months Ended March 31, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(237)	(a)
retirement plan items	122	Income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(115)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months Ended March 31, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$4	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$2	Net of tax

Amortization of	$(357)	(a)
retirement plan items	143	Income tax expense
	$(214)	Net of tax
Total reclassifications for the period	$(212)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2013 in the 10-K filed for the fiscal year ended December 31, 2013.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the

Corporation’s Form 10-K for the year ended December 31, 2013, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2013 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2014 was $7.8 million compared to $7.7 million for the same period of 2013. Basic earnings per share increased to $0.59 for the first quarter of 2014 compared to $0.58 for same period of 2013. Return on Assets and Return on Equity were 1.03% and 7.9% respectively, for the three months ended March 31, 2014 compared to 1.05% and 8.21% for the three months ended March 31, 2013.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $0.9 million in the three months ended March 31, 2014 to $27.1 million from $26.2 million in the same period in 2013. The net interest margin for the three months ended March 31, 2014 is 4.10% compared to 4.09% for the same period of 2013, a .01% increase, driven by a greater decline in costs of funding than the decline in the income realized on earning assets.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 was $10.1 million, an increase of $234 thousand from the $9.9 million for the same period of 2013. A decrease of $587 thousand in gains from sales of mortgage loans in 2014 compared to 2013 was offset by increases in service charges and fees.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2014 increased by $1.5 million to $23.7 million compared to the same period in 2013. Much of this increase is attributable to the branch expansion project in the 3rd quarter of 2013 that had increased full time equivalent employees and occupancy and equipment costs compared to the same period of 2013.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $1.1 million to $1.96 million for the three months of of 2014 compared to $3.0 million for the same period of 2013. Net charge offs for the first three months of 2014 were $1.7 million compared to a net recovery of $1.0 million for the same period of 2013. Provision expense is also impacted by changes in the FDIC indemnification asset. For the quarter ended March 31, 2014, these changes increased the provision by $235 thousand compared to an increase of $746 thousand in 2013. During 2014, the volume of impaired loans has decreased as well as the specific allocations for these loans as compared to the same period of 2013. The allowance for loan losses has remained virtually the same at $20.4 million at March 31, 2014 compared to $20.1 million at December 31, 2013. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $35.3 million at March 31, 2014 compared to $39.2 million at December 31, 2013. A summary of non-performing loans at March 31, 2014 and December 31, 2013 follows:

	(000's)
	March 31, 2014	December 31, 2013
Non-accrual loans	$19,798	$19,779
Restructured loans	14,325	17,301
Accruing loans past due over 90 days	1,153	2,073
	$35,276	$39,153
Ratio of the allowance for loan losses
as a percentage of non-performing loans	57.9%	51.3%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	March 31, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$13,348	$13,424
Residential loans	5,320	5,195
Consumer loans	1,130	1,160
	$19,798	$19,779
Past due 90 days or more
Commercial loans	$14	$712
Residential loans	1,002	1,181
Consumer loans	137	180
	$1,153	$2,073

The following table is information on the non-accrual loans at March 31, 2014 and December 31, 2013 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	March 31, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$686	$799
1-4 family residential	327	275
Installment loans	—	—
	$1,013	$1,074
Past due 90 days or more:
Commercial loans	$—	$459
Residential loans	25	121
Consumer loans	—	—
	$25	$580

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2014. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.21% over the next 12 months and increase 5.13% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 7.20% over the next 12 months and decrease 2.22% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.23%	-3.85%	-5.70%
Down 100	-7.20	-2.22	-3.36
Up 100	2.21	5.13	8.49
Up 200	1.63	7.06	13.68

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.8 million of investments that mature throughout the next 12 months. The Corporation also anticipates $119.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $8.6 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

 Financial Condition

Comparing the first three months of 2014 to the same period in 2013, loans, net of unearned discount, have decreased to $1.78 billion from $1.82 billion. Deposits remained stable at $2.5 billion at March 31, 2014, substantially the same as at March 31, 2013. Shareholders' equity increased 5.5% or $20.1 million. This financial performance increased book value per share 1.5% to

$29.90 at March 31, 2014 from $28.43 at March 31, 2013. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

 Capital Adequacy

As of March 31, 2014, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	March 31, 2014	December 31, 2013	To Be Well Capitalized
Total risk-based capital
Corporation	17.56%	17.13%	N/A
First Financial Bank	16.70%	16.49%	10.00%
Tier I risk-based capital
Corporation	16.63%	16.22%	N/A
First Financial Bank	15.87%	15.68%	6.00%
Tier I leverage capital
Corporation	12.17%	11.69%	N/A
First Financial Bank	11.57%	11.40%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2014 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2013 financial statements in the Form 10-K filed for December 31, 2013.

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

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2014	9,776	36.56	N/A	N/A
February 1-28, 2014	—	—	N/A	N/A
March 1-31, 2014	—	—	N/A	N/A
Total	9,776	36.56	N/A	N/A

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
2.1
Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 and effective January 1, 2014, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 by Principal Executive Officer, dated May 7, 2014
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 by Principal Financial Officer, dated May 7, 2014.
32.1
Certification, dated May 7, 2014, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2014.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2014, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2014	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 7, 2014	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)