Form 10-Q
period 2014-06-30
FIRST FINANCIAL CORP /IN/
filed 2014-08-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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
Yes ☐ No ☒.

As of August 5, 2014, the registrant had outstanding 13,355,272 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$84,774	$71,033
Federal funds sold	9,370	4,276
Securities available-for-sale	912,495	914,560
Loans:
Commercial	1,046,883	1,042,138
Residential	477,265	482,377
Consumer	268,403	268,033
	1,792,551	1,792,548
Less:
Unearned Income	111	(1,120)
Allowance for loan losses	(18,255)	(20,068)
	1,774,407	1,771,360
Restricted Stock	21,064	21,057
Accrued interest receivable	10,950	11,554
Premises and equipment, net	51,754	51,449
Bank-owned life insurance	79,863	79,035
Goodwill	39,489	39,489
Other intangible assets	4,388	4,935
Other real estate owned	5,190	5,291
FDIC Indemnification Asset	420	1,055
Other assets	39,759	43,624
TOTAL ASSETS	$3,033,923	$3,018,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$505,846	$506,815
Interest-bearing:
Certificates of deposit of $100 or more	168,799	179,177
Other interest-bearing deposits	1,758,438	1,772,799
	2,433,083	2,458,791
Short-term borrowings	73,420	59,592
Other borrowings	63,140	58,288
Other liabilities	58,534	55,852
TOTAL LIABILITIES	2,628,177	2,632,523

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,538,132 in 2014 and 14,516,113 in 2013
Outstanding shares-13,355,272 in 2014 and 13,343,029 in 2013	1,812	1,811
Additional paid-in capital	71,557	71,074
Retained earnings	366,858	357,083
Accumulated other comprehensive loss	(4,320)	(13,969)
Less: Treasury shares at cost-1,182,860 in 2014 and 1,173,084 in 2013	(30,161)	(29,804)
TOTAL SHAREHOLDERS’ EQUITY	405,746	386,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,033,923	$3,018,718
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,625	$22,576	$43,843	$46,030
Securities:
Taxable	4,298	3,479	8,742	6,694
Tax-exempt	1,766	1,761	3,512	3,531
Other	426	489	842	992
TOTAL INTEREST INCOME	28,115	28,305	56,939	57,247
INTEREST EXPENSE:
Deposits	1,233	1,534	2,523	3,276
Short-term borrowings	22	19	36	39
Other borrowings	254	1,014	632	2,021
TOTAL INTEREST EXPENSE	1,509	2,567	3,191	5,336
NET INTEREST INCOME	26,606	25,738	53,748	51,911
Provision for loan losses	(356)	2,960	1,604	5,981
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	26,962	22,778	52,144	45,930
NON-INTEREST INCOME:
Trust and financial services	1,414	1,403	2,903	2,929
Service charges and fees on deposit accounts	2,761	2,394	5,245	4,648
Other service charges and fees	2,989	2,726	5,828	5,226
Securities gains/(losses), net	(1)	3	(1)	7
Insurance commissions	1,852	1,941	3,765	3,904
Gain on sales of mortgage loans	457	943	833	1,906
Other	93	253	1,103	920
TOTAL NON-INTEREST INCOME	9,565	9,663	19,676	19,540
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,887	13,713	27,983	27,309
Occupancy expense	1,789	1,576	3,714	3,098
Equipment expense	1,904	1,537	3,562	3,038
FDIC Expense	473	502	960	1,059
Other	5,996	6,055	11,535	11,078
TOTAL NON-INTEREST EXPENSE	24,049	23,383	47,754	45,582
INCOME BEFORE INCOME TAXES	12,478	9,058	24,066	19,888
Provision for income taxes	3,990	2,612	7,747	5,749
NET INCOME	8,488	6,446	16,319	14,139
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	4,116	(10,559)	9,419	(12,226)
Change in funded status of post retirement benefits, net of taxes	115	338	230	552
COMPREHENSIVE INCOME	$12,719	$(3,775)	$25,968	$2,465
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.63	$0.48	$1.22	$1.06
Dividends per Share	$0.49	$0.48	$0.49	$0.48
Weighted average number of shares outstanding (in thousands)	13,355	13,307	13,352	13,304
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2014, and 2013
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2013	$1,809	$70,171	$346,035	$(8,925)	$(30,707)	$378,383
Net income	—	—	6,446	—	—	6,446
Other comprehensive income	—	—	—	(10,221)	—	(10,221)
Omnibus Equity Incentive Plan	—	183	—	—	—	183
Cash Dividends, $.48 per share	—	—	(6,389)	—	—	(6,389)
Balance, June 30, 2013	$1,809	$70,354	$346,092	$(19,146)	$(30,707)	$368,402

Balance, April 1, 2014	$1,812	$71,315	$364,914	$(8,551)	$(30,161)	$399,329
Net income	—	—	8,488	—	—	8,488
Other comprehensive income	—	—	—	4,231	—	4,231
Omnibus Equity Incentive Plan	—	242	—	—	—	242
Cash Dividends, $.49 per share	—	—	(6,544)	—	—	(6,544)
Balance, June 30, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2014, and 2013
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	—	—	14,139	—	—	14,139
Other comprehensive income	—	—	—	(11,674)	—	(11,674)
Treasury stock purchase (5,354 shares)	—	—	—	—	(162)	(162)
Omnibus Equity Incentive Plan	1	365	—	—	—	366
Cash Dividends, $.48 per share	—	—	(6,389)	—	—	(6,389)
Balance, June 30, 2013	$1,809	$70,354	$346,092	$(19,146)	$(30,707)	$368,402

Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	16,319	—	—	16,319
Other comprehensive income (loss)	—	—	—	9,649	—	9,649
Treasury stock purchase (9,776 shares)	—	—	—	—	(357)	(357)
Omnibus Equity Incentive Plan	1	483	—	—	—	484
Cash Dividends, $.49 per share	—	—	(6,544)	—	—	(6,544)
Balance, June 30, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,319	$14,139
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,318	1,465
Provision for loan losses	1,604	5,981
Securities (gains) losses	1	(7)
(Gain) loss on sale of other real estate	62	51
Restricted stock compensation	484	366
Depreciation and amortization	2,943	2,705
Other, net	1,394	329
NET CASH FROM OPERATING ACTIVITIES	24,125	25,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	355	5,023
Redemption of restricted stock	—	250
Purchases of restricted stock	(7)	(8)
Calls, maturities and principal reductions on securities available-for-sale	65,595	86,246
Purchases of securities available-for-sale	(50,051)	(259,646)
Loans made to customers, net of repayment	(5,384)	44,345
Proceeds from sales of other real estate owned	841	966
Net change in federal funds sold	(5,094)	10,585
Additions to premises and equipment	(2,701)	(1,280)
NET CASH FROM INVESTING ACTIVITIES	3,554	(113,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(26,004)	2,877
Net change in short-term borrowings	13,828	(11,357)
Proceeds from other borrowings	100,000	95,000
Maturities of other borrowings	(95,000)	(5,000)
Purchase of treasury stock	(357)	(162)
Dividends paid	(6,405)	(6,378)
NET CASH FROM FINANCING ACTIVITIES	(13,938)	74,980
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,741	(13,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,033	87,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,774	$73,720
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2014 and 2013 consolidated financial statements are unaudited. The December 31, 2013 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2013 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,453	$1,581	$3,864	$2,510	$20,408
Provision for loan losses*	(1,051)	(54)	533	(248)	(820)
Loans charged -off	(710)	(633)	(982)	—	(2,325)
Recoveries	158	480	354	—	992
Ending Balance	$10,850	$1,374	$3,769	$2,262	$18,255

* Provision before increase of $464 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$14,144	$5,400	$3,481	$2,247	$25,272
Provision for loan losses*	1,660	303	611	126	2,700
Loans charged -off	(1,435)	(4,127)	(811)	—	(6,373)
Recoveries	162	16	356	—	534
Ending Balance	$14,531	$1,592	$3,637	$2,373	$22,133

* Provision before increase of $260 thousand in 2013 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	(319)	12	1,333	(121)	905
Loans charged -off	(1,646)	(805)	(2,035)		(4,486)
Recoveries	365	582	821		1,768
Ending Balance	$10,850	$1,374	$3,769	$2,262	$18,255

* Provision before increase of $699 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	June 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	2,924	500	844	707	4,975
Loans charged -off	(1,885)	(4,399)	(1,837)		(8,121)
Recoveries	2,505	65	751		3,321
Ending Balance	$14,531	$1,592	$3,637	$2,373	$22,133

* Provision before increase of $1.01 million in 2013 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2014 and December 31, 2013.

Allowance for Loan Losses	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$2,590	$—	$—	$—	$2,590
Collectively evaluated for impairment	7,467	1,295	3,769	2,262	14,793
Acquired with deteriorated credit quality	793	79	—	—	872
Ending Balance	$10,850	$1,374	$3,769	$2,262	$18,255

Loans:	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$15,548	$35	$—	$15,583
Collectively evaluated for impairment	1,028,728	476,753	269,610	1,775,091
Acquired with deteriorated credit quality	7,665	1,872	—	9,537
Ending Balance	$1,051,941	$478,660	$269,610	$1,800,211

Allowance for Loan Losses:	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,158	—	—	—	3,158
Collectively evaluated for impairment	8,421	1,408	3,650	2,383	15,862
Acquired with deteriorated credit quality	871	177	—	—	1,048
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068

Loans	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	18,825	37	—	18,862
Collectively evaluated for impairment	1,020,771	481,439	269,352	1,771,562
Acquired with deteriorated credit quality	8,001	2,397	—	10,398
Ending Balance	$1,047,597	$483,873	$269,352	$1,800,822

The following tables present loans individually evaluated for impairment by class of loans.

June 30, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$265	$265	$—	$1,359	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	250	84	—	97	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	8,895	7,381	1,623	7,850	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,518	6,518	802	6,666	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,384	1,384	165	1,159	—	—
Residential
First Liens	35	35	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$17,347	$15,667	$2,590	$17,167	$—	$—

			December 31, 2013
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,120	$1,918	$—	$1,555	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	271	105	—	26	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	7	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,134	8,620	1,612	13,029	217	217
Farmland	—	—	—	356	113	113
Non Farm, Non Residential	7,664	7,204	1,500	7,921	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,062	1,062	46	2,979	—	—
Residential
First Liens	37	37	—	524	—	—
Home Equity	—	—	—	113	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$21,288	$18,946	$3,158	$28,726	$330	$330

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,080	$—	$—	$1,359	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	93	—	—	97	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,466	—	—	7,850	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,397	—	—	6,666	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,207	—	—	1,159	—	—
Residential
First Liens	36	—	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,279	$—	$—	$17,167	$—	$—

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,284	$—	$—	$856	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,975	—	—	2,798	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	250	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	83	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	16,669	—	—	17,068	—	—
Farmland	891	—	—	891	—	—
Non Farm, Non Residential	2,609	—	—	3,345	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,384	—	—	1,428	—	—
Residential
First Liens	1,213	—	—	1,213	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	293	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$26,025	$—	$—	$28,225	$—	$—

The table below presents the recorded investment in non-performing loans.

	June 30, 2014			December 31, 2013
	Loans Past Due Over 90 Day Still	Troubled Debt		Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$—	$5,053	$4,606	$240	$6,578	$6,861
Farmland	—	—	91	—	—	99
Non Farm, Non Residential	—	4,080	5,364	489	5,687	4,918
Agriculture	—	—	320	—	—	134
All Other Commercial	—	—	1,720	—	—	1,412
Residential
First Liens	722	4,916	4,493	1,100	4,283	4,047
Home Equity	9	—	287	40	—	195
Junior Liens	80	—	409	147	—	390
Multifamily	—	56	1	—	61	433
All Other Residential	3	—	119	1	—	130
Consumer
Motor Vehicle	108	524	385	187	626	186
All Other Consumer	—	35	611	3	17	974
TOTAL	$922	$14,664	$18,406	$2,207	$17,252	$19,779

There we no loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2014 but there was $580 thousand at December 31, 2013. Covered loans included in non-accrual loans are $780 thousand at June 30, 2014 and $1.1 million at December 31, 2013. Covered loans of $84 thousand at June 30, 2014 and December 31, 2013 are deemed impaired and have no allowance for loan loss allocated to them, respectively for June 30, 2014 and December 31, 2013. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The commercial and industrial loans and non farm, non residential loans included in restructured loans above are also on non-accrual.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,952	$905	$3,199	$7,056	$467,757	$474,813
Farmland	—	—	—	—	92,786	92,786
Non Farm, Non Residential	452	422	565	1,439	235,586	237,025
Agriculture	111	—	151	262	120,851	121,113
All Other Commercial	41	122	188	351	125,853	126,204
Residential
First Liens	1,060	967	2,039	4,066	320,554	324,620
Home Equity	149	10	97	256	40,292	40,548
Junior Liens	245	102	277	624	31,616	32,240
Multifamily	16	—	—	16	73,717	73,733
All Other Residential	—	—	3	3	7,516	7,519
Consumer
Motor Vehicle	2,948	350	115	3,413	245,839	249,252
All Other Consumer	41	28	—	69	20,289	20,358
TOTAL	$8,015	$2,906	$6,634	$17,555	$1,782,656	$1,800,211

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,076	$266	$7,900	$9,242	$459,076	$468,318
Farmland	—	—	—	—	92,602	92,602
Non Farm, Non Residential	362	—	2,042	2,404	239,183	241,587
Agriculture	31	32	—	63	136,388	136,451
All Other Commercial	50	217	188	455	108,184	108,639
Residential
First Liens	5,594	1,513	1,701	8,808	324,141	332,949
Home Equity	307	7	40	354	41,350	41,704
Junior Liens	392	170	471	1,033	32,269	33,302
Multifamily	103	19	400	522	66,138	66,660
All Other Residential	88	—	1	89	9,169	9,258
Consumer
Motor Vehicle	3,579	612	227	4,418	243,146	247,564
All Other Consumer	123	22	7	152	21,636	21,788
TOTAL	$11,705	$2,858	$12,977	$27,540	$1,773,282	$1,800,822

During the three and six months ended June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	9,343	4,362	620	14,325
Added	441	668	30	1,139
Charged Off	—	—	(19)	(19)
Payments	(578)	(74)	(72)	(724)
June 30,	9,206	4,956	559	14,721

		2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	16,070	4,747	700	21,285
Added	—	—	90	90
Charged Off	—	(50)	(23)	(73)
Payments	(1,065)	(125)	(74)	(1,264)
June 30,	15,005	4,572	693	20,270

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	17,301
Added	441	801	98	1,340
Charged Off	(1,069)	—	(39)	(1,108)
Payments	(2,493)	(175)	(144)	(2,812)
June 30,	9,206	4,956	559	14,721

		2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	16,474	4,107	704	21,285
Added	—	780	163	943
Charged Off	—	(50)	(32)	(82)
Payments	(1,469)	(265)	(142)	(1,876)
June 30,	15,005	4,572	693	20,270

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

During the three months ended June 30, 2014 and 2013 the Corporation modified 13 and 8 loans respectively. During the six months ended June 30, 2014 and 2013 the Corporation modified 25 and 16 loans respectively. In 2014 one of these loans was a commercial loan for $441 thousand. The remainder of the 2014 loans and all of the 2013 loans modified were smaller balance consumer and residential loans.

The Corporation has allocated $1.2 million and $3.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both June 30, 2014 and 2013, respectively. Specific reserves of $2.6 million were allocated to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2013. The

Corporation has not committed to lend additional amounts as of June 30, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings. As of June 30, 2014 and 2013 there have been no loans that have been modified in troubled debt in the past 12 months that were charged off.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,190	$29,830	$19,433	$3,628	$3,478	$473,559
Farmland	85,730	5,386	368	—	19	91,503
Non Farm, Non Residential	190,004	20,980	25,427	114	—	236,525
Agriculture	111,137	7,439	849	—	423	119,848
All Other Commercial	105,137	7,756	9,663	38	2,854	125,448
Residential
First Liens	112,178	4,452	8,434	1,070	197,425	323,559
Home Equity	12,014	422	1,452	100	26,497	40,485
Junior Liens	8,284	99	573	65	23,117	32,138
Multifamily	68,865	3,614	1,104	—	—	73,583
All Other Residential	1,287	195	427	—	5,591	7,500
Consumer
Motor Vehicle	11,083	213	339	17	236,521	248,173
All Other Consumer	3,296	47	70	10	16,807	20,230
TOTAL	$1,126,205	$80,433	$68,139	$5,042	$512,732	$1,792,551

	December 31, 2013
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$406,650	$18,968	$30,986	$4,069	$6,426	$467,099
Farmland	86,633	3,631	347	—	445	91,056
Non Farm, Non Residential	207,115	13,408	19,719	809	—	241,051
Agriculture	128,137	6,482	105	—	71	134,795
All Other Commercial	93,515	2,297	10,038	44	2,243	108,137
Residential
First Liens	114,074	3,834	8,498	995	204,416	331,817
Home Equity	12,883	274	1,071	113	27,295	41,636
Junior Liens	8,858	60	550	67	23,654	33,189
Multifamily	63,073	1,908	1,482	48	—	66,511
All Other Residential	3,643	—	31	—	5,550	9,224
Consumer
Motor Vehicle	11,447	219	510	9	234,210	246,395
All Other Consumer	3,507	46	79	22	17,984	21,638
TOTAL	$1,139,535	$51,127	$73,416	$6,176	$522,294	$1,792,548

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,529	$22	$—	$1,551
Mortgage Backed Securities - Residential	178,473	8,125	(879)	185,719
Mortgage Backed Securities - Commercial	22	1	—	23
Collateralized Mortgage Obligations	519,491	2,190	(12,931)	508,750
State and Municipal Obligations	193,608	8,702	(479)	201,831
Collateralized Debt Obligations	10,555	6,035	(1,969)	14,621
TOTAL	$903,678	$25,075	$(16,258)	$912,495

	December 31, 2013
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,623	$10	$—	$1,633
Mortgage Backed Securities-residential	191,995	7,761	(1,992)	197,764
Mortgage Backed Securities-commercial	4,642	1	(252)	4,391
Collateralized mortgage obligations	521,148	1,492	(15,899)	506,741
State and municipal	190,521	6,388	(1,922)	194,987
Collateralized debt obligations	10,968	4,695	(6,619)	9,044
TOTAL	$920,897	$20,347	$(26,684)	$914,560

Contractual maturities of debt securities at June 30, 2014 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,533	$8,655
Due after one but within five years	34,546	36,064
Due after five but within ten years	89,392	93,301
Due after ten years	592,712	588,733
	725,183	726,753
Mortgage-backed securities	178,495	185,742
TOTAL	$903,678	$912,495

There were $1 thousand in losses from investment sales realized by the Corporation for the three and six months ended June 30, 2014. For the three months ended June 30, 2013 there were $3 thousand in gains on sales of investment securities. For the six months ended June 30, 2013 there were $7 thousand in gains on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$55,101	$(878)	$123	$(1)	$55,224	$(879)
Collateralized mortgage obligations	258,410	(11,873)	118,571	(1,058)	376,981	(12,931)
State and municipal obligations	16,246	(450)	7,430	(29)	23,676	(479)
Collateralized Debt Obligations	—	—	9,949	(1,969)	9,949	(1,969)
Total temporarily impaired securities	$329,757	$(13,201)	$136,073	$(3,057)	$465,830	$(16,258)

	December 31, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$52,524	$(1,645)	$6,022	$(347)	$58,546	$(1,992)
Mortgage Backed Securities - Commercial	—	—	4,357	(252)	4,357	(252)
Collateralized mortgage obligations	406,291	(13,979)	29,588	(1,920)	435,879	(15,899)
State and municipal obligations	43,899	(1,746)	2,305	(176)	46,204	(1,922)
Collateralized Debt Obligations	—	—	3,686	(6,619)	3,686	(6,619)
Total temporarily impaired securities	$502,714	$(17,370)	$45,958	$(9,314)	$548,672	$(26,684)

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
Gross unrealized losses on investment securities were $16.3 million as of June 30, 2014 and $26.7 million as of December 31, 2013. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A significant portion of the securities in an unrealized loss position for more than 12 months relate to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during 2014 or 2013. Those three CDO’s have a contractual balance of $25.8 million at June 30, 2014 which has been reduced to a fair value of $14.3 million by $1.6 million of interest payments received, $14.1 million of cumulative OTTI charges recorded through earnings to date, and $4.2 million recorded in other comprehensive income ($2.5 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at June 30, 2014 from 28% to 93%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has continued to be very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $389 thousand and a fair value of $368 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

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

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Beginning balance	$14,079	$14,983	$14,079	$14,983
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—	—	—
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$14,079	$14,983	$14,079	$14,983

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2014
	Fair Value Measurements Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,551	$—	$1,551
Mortgage Backed Securities-residential	—	185,719	—	185,719
Mortgage Backed Securities-commercial	—	23	—	23
Collateralized mortgage obligations	—	508,750	—	508,750
State and municipal	—	197,796	4,035	201,831
Collateralized debt obligations	—	—	14,621	14,621
TOTAL	$—	$893,839	$18,656	$912,495
Derivative Assets		1,206
Derivative Liabilities		(1,206)

	December 31, 2013
	Fair Value Measurements Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,633	$—	$1,633
Mortgage Backed Securities-residential	—	197,764	—	197,764
Mortgage Backed Securities-commercial	—	4,391	—	4,391
Collateralized mortgage obligations	—	506,741	—	506,741
State and municipal	—	190,462	4,525	194,987
Collateralized debt obligations	—	—	9,044	9,044
TOTAL	$—	$900,991	$13,569	$914,560
Derivative Assets		1,195
Derivative Liabilities		(1,195)

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and the year ended December 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$4,035	$12,508	$16,543
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,203	2,203
Transfers	—	—	—
Settlements	—	(90)	(90)
Ending balance, June 30	$4,035	$14,621	$18,656

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	6,060	6,060
Transfers	—	—	—
Settlements	(490)	(483)	(973)
Ending balance, June 30	$4,035	$14,621	$18,656

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—	904	904
Included in other comprehensive income	—	3,155	3,155
Transfers	(1,186)	—	(1,186)
Settlements	(4,200)	(1,137)	(5,337)
Ending balance, December 31	$4,525	$9,044	$13,569

The transfers out of level 3 is due to securities that previously were not priced independently are now priced as other level 2 securities.
The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,035	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$5,190	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$12,728	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%
  The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$5,291	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$13,765	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $12.7 million, after a valuation allowance of $2.6 million at June 30, 2014 and at a fair value of $13.8 million, net of a valuation allowance of $3.1 million at December 31, 2013. The impact to the provision for loan losses for the three and six months ended June 30, 2014 and June 30, 2013 was a $820 thousand decrease and $458 thousand increase in 2014 and a $639 thousand decrease and a $2.5 million increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2014 with a value of $5.2 million was reduced $1.2 million for fair value adjustment. At June 30, 2014 other real estate owned was comprised of $3.9 million from commercial loans and $1.3 million from residential loans. Other real estate owned at December 31, 2013 with a value of $5.3 million was reduced $1.1 million for fair value adjustment. At December 31, 2013 other real estate owned was comprised of $3.9 million from commercial loans and $1.4 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of June 30, 2014 and December 31, 2013, which are all considered Level 3.

	June 30, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$7,381	$1,623	$5,758
Farmland	—	—	—
Non Farm, Non Residential	6,518	802	5,716
Agriculture	—	—	—
All Other Commercial	1,384	165	1,219
Residential
First Liens	35	—	35
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$15,318	$2,590	$12,728

	December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$8,620	$1,612	$7,008
Farmland	—	—	—
Non Farm, Non Residential	7,204	1,500	5,704
Agriculture	—	—
All Other Commercial	1,062	46	1,016
Residential
First Liens	37	—	37
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$16,923	$3,158	$13,765

The carrying amounts and estimated fair value of financial instruments at June 30, 2014 and December 31, 2013, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$84,774	$19,048	$65,726	$—	$84,774
Federal funds sold	9,370	—	9,370	—	9,370
Securities available—for—sale	912,495	—	893,839	18,656	912,495
Restricted stock	21,064	n/a	n/a	n/a	n/a
Loans, net	1,774,407	—	—	1,825,140	1,825,140
FDIC Indemnification Asset	420	—	420	—	420
Accrued interest receivable	10,950	—	3,292	7,658	10,950
Deposits	(2,433,083)	—	(2,433,594)	—	(2,433,594)
Short—term borrowings	(73,420)	—	(73,420)	—	(73,420)
Federal Home Loan Bank advances	(63,140)	—	(63,932)	—	(63,932)
Accrued interest payable	(544)	—	(544)	—	(544)

	December 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$71,033	$22,455	$48,578	$—	$71,033
Federal funds sold	4,276	—	4,276	—	4,276
Securities available—for—sale	914,560	—	900,991	13,569	914,560
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,771,360	—	—	1,816,726	1,816,726
FDIC Indemnification Asset	1,055	—	1,055	—	1,055
Accrued interest receivable	11,554	—	3,279	8,275	11,554
Deposits	(2,458,791)	—	(2,460,197)	—	(2,460,197)
Short—term borrowings	(59,592)	—	(59,592)	—	(59,592)
Federal Home Loan Bank advances	(58,288)	—	(60,258)	—	(60,258)
Accrued interest payable	(750)	—	(750)	—	(750)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2014	December 31, 2013
Federal Funds Purchased	$51,650	$30,679
Repurchase Agreements	21,770	28,913
	$73,420	$59,592

6.	Other Borrowings

     Other borrowings at period-end are summarized as follows:

	(000 's)
	June 30, 2014	December 31, 2013
FHLB Advances	$63,140	$58,288

7.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$510	$559	$13	$17	$1,020	$1,119	$26	$34
Interest cost	939	846	44	43	1,878	1,692	87	87
Expected return on plan assets	(948)	(827)	—	—	(1,897)	(1,655)		—
Amortization of transition obligation	—	—	—	15		—		30
Net amortization of prior service cost	(2)	(4)	—	—	(5)	(8)		—
Net amortization of net (gain) loss	190	523	—	—	379	1,046	(1)	—
Net Periodic Benefit Cost	$689	$1,097	$57	$75	$1,375	$2,194	$112	$151

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $3.2 million and $1.2 million respectively to its Pension Plan and ESOP and $248 thousand to the Post

Retirement Health Benefits Plan in 2014. Contributions of $1.3 million have been made to the Pension Plan through the first six months of 2014. Contributions of $106 thousand have been made through the first six months of 2014 for the Post Retirement Health Benefits plan. No contributions have been made in 2014 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2014 and 2013 there has been $719 thousand and $700 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

8.	New accounting standards

ASU 2014-04 “Receivables (Topic 310) – Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. It is not expected to have a significant impact on our financial statements.
In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Corporation is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Corporation's Consolidated Financial Statements.
In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual reporting periods beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual reporting periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. As of June 30, 2014, all of the Corporation's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Corporation's Consolidated Financial Statements.

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

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $18.6 million for losses and carrying expenses and currently carries a balance of $420 thousand in the indemnification asset. The loss share agreement as it relates to non-single family loans expires at the end of the third quarter of 2014 and there is no estimated for future potential losses at June 30, 2014 included in the current balance of the indemnification asset. The balance of loans covered by the loss share agreement excluding AS 310-30 loans at June 30, 2014 and December 31, 2013 totaled $12.7 million and $18.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at June 30, 2014 and 2013, consisted of loans accounted for in accordance with FASB ASC 310-30 are shown in the following table:

	Three Months Ended June 30, 2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,510	$2,401	$9,911
Discount accretion	—	—	—
Disposals	(173)	(516)	(689)
ASC 310-30 Loans	$7,337	$1,885	$9,222

	Six Months Ended June 30, 2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(339)	(524)	(863)
ASC 310-30 Loans	$7,337	$1,885	$9,222

	Three Months Ended June 30, 2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$12,329	$3,436	$15,765
Discount accretion	(11)	(3)	(14)
Disposals	(799)	(427)	(1,226)
ASC 310-30 Loans	$11,519	$3,006	$14,525

	Six Months Ended June 30, 2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$13,654	$3,464	$17,118
Discount accretion	(24)	(8)	(32)
Disposals	(2,111)	(450)	(2,561)
ASC 310-30 Loans	$11,519	$3,006	$14,525

The rollforward of the FDIC Indemnification asset is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
(Dollar amounts in thousands)	2014	2014	2013
Beginning balance	$754	$1,055	$2,632
Accretion	—	—	—
Net changes in losses and expenses	(189)	(359)	(1,225)
Reimbursements from the FDIC	(145)	(276)	(352)
TOTAL	$420	$420	$1,055

10.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013.

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1	$1,668	$(10,219)	$(8,551)
Change in other comprehensive income before reclassification	4,115	—	4,115
Amounts reclassified from accumulated other comprehensive income	1	115	116
Net Current period other comprehensive other income	4,116	115	4,231
Ending balance, June 30	$5,784	$(10,104)	$(4,320)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	9,418	—	9,418
Amounts reclassified from accumulated other comprehensive income	1	230	231
Net Current period other comprehensive other income	9,419	230	9,649
Ending balance, June 30	$5,784	$(10,104)	$(4,320)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1	$11,764	$(20,689)	$(8,925)
Change in other comprehensive income before reclassification	(10,557)	—	(10,557)
Amounts reclassified from accumulated other comprehensive income	(2)	338	336
Net Current period other comprehensive other income	(10,559)	338	(10,221)
Ending balance, June 30	$1,205	$(20,351)	$(19,146)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(12,222)	—	(12,222)
Amounts reclassified from accumulated other comprehensive income	(4)	552	548
Net Current period other comprehensive other income	(12,226)	552	(11,674)
Ending balance, June 30	$1,205	$(20,351)	$(19,146)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2014	Change	6/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$511	$2,785	$3,296
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,157	1,331	2,488
Total unrealized loss on securities available-for-sale	$1,668	$4,116	$5,784
Unrealized loss on retirement plans	(10,219)	115	(10,104)
TOTAL	$(8,551)	$4,231	$(4,320)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2014	Change	6/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$5,795	$3,296
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	3,624	2,488
Total unrealized loss on securities available-for-sale	$(3,635)	$9,419	$5,784
Unrealized loss on retirement plans	(10,334)	230	(10,104)
TOTAL	$(13,969)	$9,649	$(4,320)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2013	Change	6/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$15,161	$(12,138)	$3,023
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,397)	1,579	(1,818)
Total unrealized loss on securities available-for-sale	$11,764	$(10,559)	$1,205
Unrealized loss on retirement plans	(20,689)	338	(20,351)
TOTAL	$(8,925)	$(10,221)	$(19,146)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2013	Change	6/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(14,021)	$3,023
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	1,795	(1,818)
Total unrealized loss on securities available-for-sale	$13,431	$(12,226)	$1,205
Unrealized loss on retirement plans	(20,903)	552	(20,351)
TOTAL	$(7,472)	$(11,674)	$(19,146)

	Three Months Ended June 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(237)	(a)
retirement plan items	122	Income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(116)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(474)	(a)
retirement plan items	244	Income tax expense
	$(230)	Net of tax
Total reclassifications for the period	$(231)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months Ended June 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$3	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$2	Net of tax

Amortization of	$(563)	(a)
retirement plan items	225	Income tax expense
	$(338)	Net of tax
Total reclassifications for the period	$(336)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$7	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$4	Net of tax

Amortization of	$(920)	(a)
retirement plan items	368	Income tax expense
	$(552)	Net of tax
Total reclassifications for the period	$(548)	Net of tax

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

Summary of Operating Results

Net income for the three months ended June 30, 2014 was $8.5 million compared to $6.4 million for the same period of 2013. Basic earnings per share increased to $0.63 for the first quarter of 2014 compared to $0.48 for same period of 2013. Return on Assets and Return on Equity were 1.13% and 8.39% respectively, for the three months ended June 30, 2014 compared to 0.88% and 6.78% for the three months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $16.3 million compared to $14.1 million for the same period of 2013. Basic earnings per share increased to $1.22 for the first six months of 2014 compared to $1.06 for same period of 2013. Return on Assets and Return on Equity were 1.08% and 8.15% respectively, for the six months ended June 30, 2014 compared to 0.96% and 7.49% for the six months ended June 30, 2013.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $0.9 million in the three months ended June 30, 2014 to $26.6 million from $25.7 million in the same period in 2013. The net interest margin for the three months ended June 30, 2014 is 4.08% compared to 4.09% for the same period of 2013, a .01% decrease, driven by a greater decline in the income realized on earning assets than the decline costs of funding. Net interest income increased $1.8 million in the six months ended June 30, 2014 to $53.7 million from $51.9 million in the same period in 2013. The net interest margin for the six months ended June 30, 2014 is 4.09%, the same as it was for the same period of 2013.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 was $9.6 million, an decrease of $98 thousand from the $9.7 million for the same period of 2013. A decrease of $486 thousand in gains from sales of mortgage loans in 2014 compared to 2013 was offset by increases in service charges and fees. Non-interest income for the six months ended June 30, 2014 was $19.7 million, an increase of $136 thousand from the $19.5 million for the same period of 2013.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2014 increased by $0.7 million to $24.0 million compared to the same period in 2013. On a year-over-year basis, salaries and employee benefits increased $674 thousand driven by the branch expansion and normal merit increases. There was also an increase is in occupancy and equipment expenses as the branch network was expanded in the 3rd quarter of 2013 that had increased those costs compared to the same period of 2013. The Corporation’s non-interest expense for the six months ended June 30, 2014 increased by $2.2 million to $47.8 million compared to the same period in 2013.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $3.3 million to a negative $356 thousand for the three months ended June 30, 2014 compared to $3.0 million for the same period of 2013. Net charge offs for the second quarter of 2014 were $1.3 million compared to a $5.8 million for the same period of 2013. Provision expense is also impacted by changes in the FDIC indemnification asset. For the quarter ended June 30, 2014, these changes increased the provision by $464 thousand compared to an increase of $260 thousand in 2013. During 2014, the volume of impaired loans has decreased as well as the specific allocations for these loans as compared to the same period of 2013. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $34.0 million at June 30, 2014 compared to $39.2 million at December 31, 2013. A summary of non-performing loans at June 30, 2014 and December 31, 2013 follows:

	(000's)
	June 30, 2014	December 31, 2013
Non-accrual loans	$18,406	$19,779
Restructured loans	14,721	17,301
Accruing loans past due over 90 days	824	2,073
	$33,951	$39,153
Ratio of the allowance for loan losses
as a percentage of non-performing loans	53.8%	51.3%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	June 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$12,101	$13,424
Residential loans	5,309	5,195
Consumer loans	996	1,160
	$18,406	$19,779
Past due 90 days or more
Commercial loans	$—	$712
Residential loans	722	1,181
Consumer loans	102	180
	$824	$2,073

The following table is information on the non-accrual loans at June 30, 2014 and December 31, 2013 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	June 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$482	$799
1-4 family residential	298	275
Installment loans	—	—
	$780	$1,074
Past due 90 days or more:
Commercial loans	$—	$459
Residential loans	—	121
Consumer loans	—	—
	$—	$580

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2014. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.94% over the next 12 months and increase 5.39% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.87% over the next 12 months and decrease 2.61% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.48%	-4.49%	-6.50%
Down 100	-0.87	-2.61	-3.84
Up 100	1.94	5.39	9.06
Up 200	0.94	7.22	14.37

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.7 million of investments that mature throughout the next 12 months. The Corporation also anticipates $122.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $9.6 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

 Financial Condition

Comparing the first six months of 2014 to the same period in 2013, loans, net of unearned discount, are little changed at $1.79 billion compared to $1.8 billion. Deposits remained stable at $2.4 billion at June 30, 2014, substantially the same as the $2.3 billion at June 30, 2013. Shareholders' equity increased 10.1% or $37.3 million. This financial performance increased book value per share 9.7% to $30.38 at June 30, 2014 from $27.68 at June 30, 2013. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

 Capital Adequacy

As of June 30, 2014, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	June 30, 2014	December 31, 2013	To Be Well Capitalized
Total risk-based capital
Corporation	17.59%	17.13%	N/A
First Financial Bank	16.99%	16.49%	10.00%
Tier I risk-based capital
Corporation	16.75%	16.22%	N/A
First Financial Bank	16.26%	15.68%	6.00%
Tier I leverage capital
Corporation	12.28%	11.69%	N/A
First Financial Bank	11.70%	11.40%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2014 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2013 consolidated financial statements in the Form 10-K filed for December 31, 2013.

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

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 and effective January 1, 2014, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 by Principal Executive Officer, dated August 7, 2014.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 by Principal Financial Officer, dated August 7, 2014.
32.1
Certification, dated August 7, 2014, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2014.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2014, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2014	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 7, 2014	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)