Form 10-Q
period 2014-09-30
FIRST FINANCIAL CORP /IN/
filed 2014-11-05
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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
Yes ☐ No ☒.

As of November 3, 2014, the registrant had outstanding 12,905,807 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$96,998	$71,033
Federal funds sold	14,980	4,276
Securities available-for-sale	900,110	914,560
Loans:
Commercial	1,064,375	1,042,138
Residential	477,021	482,377
Consumer	269,291	268,033
	1,810,687	1,792,548
Less:
Unearned Income/Expense	638	(1,120)
Allowance for loan losses	(17,507)	(20,068)
	1,793,818	1,771,360
Restricted Stock	21,075	21,057
Accrued interest receivable	12,100	11,554
Premises and equipment, net	52,573	51,449
Bank-owned life insurance	80,311	79,035
Goodwill	39,489	39,489
Other intangible assets	4,145	4,935
Other real estate owned	4,012	5,291
FDIC Indemnification Asset	375	1,055
Other assets	36,781	43,624
TOTAL ASSETS	$3,056,767	$3,018,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$539,322	$506,815
Interest-bearing:
Certificates of deposit of $100 or more	166,544	179,177
Other interest-bearing deposits	1,746,086	1,772,799
	2,451,952	2,458,791
Short-term borrowings	59,031	59,592
Other borrowings	87,961	58,288
Other liabilities	53,950	55,852
TOTAL LIABILITIES	2,652,894	2,632,523

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,538,132 in 2014 and 14,516,113 in 2013
Outstanding shares-12,962,607 in 2014 and 13,343,029 in 2013	1,814	1,811
Additional paid-in capital	71,914	71,074
Retained earnings	375,130	357,083
Accumulated other comprehensive loss	(2,325)	(13,969)
Less: Treasury shares at cost-1,575,525 in 2014 and 1,173,084 in 2013	(42,660)	(29,804)
TOTAL SHAREHOLDERS’ EQUITY	403,873	386,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,056,767	$3,018,718
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,939	$22,510	$65,782	$68,540
Securities:
Taxable	4,196	5,038	12,938	11,732
Tax-exempt	1,782	1,750	5,294	5,281
Other	459	421	1,301	1,413
TOTAL INTEREST INCOME	28,376	29,719	85,315	86,966
INTEREST EXPENSE:
Deposits	1,088	1,349	3,611	4,625
Short-term borrowings	49	23	85	62
Other borrowings	94	549	726	2,570
TOTAL INTEREST EXPENSE	1,231	1,921	4,422	7,257
NET INTEREST INCOME	27,145	27,798	80,893	79,709
Provision for loan losses	1,506	495	3,110	6,476
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,639	27,303	77,783	73,233
NON-INTEREST INCOME:
Trust and financial services	1,386	1,402	4,289	4,331
Service charges and fees on deposit accounts	2,813	2,693	8,058	7,341
Other service charges and fees	3,112	2,818	8,940	8,044
Securities gains/(losses), net	—	—	(1)	7
Insurance commissions	2,091	1,896	5,620	5,800
Gain on sales of mortgage loans	519	583	1,352	2,489
Other	573	245	1,676	1,165
TOTAL NON-INTEREST INCOME	10,494	9,637	29,934	29,177
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,081	13,773	42,064	41,082
Occupancy expense	1,776	1,544	5,490	4,642
Equipment expense	1,905	1,686	5,467	4,724
FDIC Expense	536	500	1,496	1,559
Other	6,407	7,316	17,706	18,394
TOTAL NON-INTEREST EXPENSE	24,705	24,819	72,223	70,401
INCOME BEFORE INCOME TAXES	11,428	12,121	35,494	32,009
Provision for income taxes	3,156	3,649	10,903	9,398
NET INCOME	8,272	8,472	24,591	22,611
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	1,879	(2,322)	11,298	(14,548)
Change in funded status of post retirement benefits, net of taxes	116	340	346	892
COMPREHENSIVE INCOME	$10,267	$6,490	$36,235	$8,955
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.62	$0.64	$1.85	$1.70
Dividends per Share	$—	$—	$0.49	$0.48
Weighted average number of shares outstanding (in thousands)	13,269	13,307	13,325	13,305
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2014, and 2013
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2013	$1,809	$70,354	$346,093	$(19,146)	$(30,707)	$368,403
Net income	—	—	8,472	—	—	8,472
Other comprehensive income (loss)	—	—	—	(1,982)	—	(1,982)
Omnibus Equity Incentive Plan	1	183	—	—	—	184
Balance, September 30, 2013	$1,810	$70,537	$354,565	$(21,128)	$(30,707)	$375,077

Balance, July 1, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746
Net income	—	—	8,272	—	—	8,272
Other comprehensive income	—	—	—	1,995	—	1,995
Treasury stock purchase (392,665 shares)	—	—	—	—	(12,499)	(12,499)
Omnibus Equity Incentive Plan	2	357	—	—	—	359
Balance, September 30, 2014	$1,814	$71,914	$375,130	$(2,325)	$(42,660)	$403,873
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2014, and 2013
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	—	—	22,611	—	—	22,611
Other comprehensive income (loss)	—	—	—	(13,656)	—	(13,656)
Treasury stock purchase (5,354 shares)	—	—	—	—	(162)	(162)
Omnibus Equity Incentive Plan	2	548	—	—	—	550
Cash Dividends, $.48 per share	—	—	(6,388)	—	—	(6,388)
Balance, September 30, 2013	$1,810	$70,537	$354,565	$(21,128)	$(30,707)	$375,077

Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	24,591	—	—	24,591
Other comprehensive income (loss)	—	—	—	11,644	—	11,644
Treasury stock purchase (402,441 shares)	—	—	—	—	(12,856)	(12,856)
Omnibus Equity Incentive Plan	3	840	—	—	—	843
Cash Dividends, $.49 per share	—	—	(6,544)	—	—	(6,544)
Balance, September 30, 2014	$1,814	$71,914	$375,130	$(2,325)	$(42,660)	$403,873
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,591	$22,611
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,988	2,092
Provision for loan losses	3,110	6,476
Securities (gains) losses	1	(7)
(Gain) loss on sale of other real estate	(150)	109
Restricted stock compensation	843	550
Depreciation and amortization	4,536	4,066
Other, net	3,641	1,488
NET CASH FROM OPERATING ACTIVITIES	38,560	37,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	355	5,052
Redemption of restricted stock	—	250
Purchases of restricted stock	(18)	(8)
Cash received from purchase of branches	—	177,251
Calls, maturities and principal reductions on securities available-for-sale	99,027	126,395
Purchases of securities available-for-sale	(68,704)	(339,872)
Loans made to customers, net of repayment	(26,518)	36,105
Proceeds from sales of other real estate owned	2,468	1,251
Net change in federal funds sold	(10,704)	17,380
Additions to premises and equipment	(4,870)	(1,850)
NET CASH FROM INVESTING ACTIVITIES	(8,964)	21,954
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(7,265)	20,978
Net change in short-term borrowings	(561)	(12,622)
Proceeds from other borrowings	427,000	135,000
Maturities of other borrowings	(397,000)	(196,097)
Purchase of treasury stock	(12,856)	(162)
Dividends paid	(12,949)	(12,767)
NET CASH FROM FINANCING ACTIVITIES	(3,631)	(65,670)
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,965	(6,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,033	87,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,998	$80,899
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2014 and 2013 consolidated financial statements are unaudited. The December 31, 2013 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2013 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,850	$1,374	$3,769	$2,262	$18,255
Provision for loan losses*	589	72	1,047	(178)	1,530
Loans charged -off	(1,310)	(153)	(1,193)	—	(2,656)
Recoveries	51	34	293	—	378
Ending Balance	$10,180	$1,327	$3,916	$2,084	$17,507

* Provision before decrease of $24 thousand in 2014 for increase in FDIC indemnification asset

Allowance for Loan Losses:	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$14,531	$1,592	$3,637	$2,373	$22,133
Provision for loan losses*	(486)	(266)	504	548	300
Loans charged -off	(388)	(284)	(840)	—	(1,512)
Recoveries	361	398	324	—	1,083
Ending Balance	$14,018	$1,440	$3,625	$2,921	$22,004

* Provision before increase of $195 thousand in 2013 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30.

Allowance for Loan Losses:	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	270	84	2,380	(299)	2,435
Loans charged -off	(2,956)	(958)	(3,228)		(7,142)
Recoveries	416	616	1,114		2,146
Ending Balance	$10,180	$1,327	$3,916	$2,084	$17,507

* Provision before increase of $675 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:	September 30, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	2,438	234	1,348	1,255	5,275
Loans charged -off	(2,273)	(4,683)	(2,677)		(9,633)
Recoveries	2,866	463	1,075		4,404
Ending Balance	$14,018	$1,440	$3,625	$2,921	$22,004

* Provision before increase of $1.2 million in 2013 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2014 and December 31, 2013.

Allowance for Loan Losses	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$1,243	$—	$—	$—	$1,243
Collectively evaluated for impairment	8,197	1,290	3,916	2,084	15,487
Acquired with deteriorated credit quality	740	37	—	—	777
Ending Balance	$10,180	$1,327	$3,916	$2,084	$17,507

Loans:	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$17,495	$58	$—	$17,553
Collectively evaluated for impairment	1,047,045	476,522	270,476	1,794,043
Acquired with deteriorated credit quality	5,850	1,839	—	7,689
Ending Balance	$1,070,390	$478,419	$270,476	$1,819,285

Allowance for Loan Losses:	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	3,158	—	—	—	3,158
Collectively evaluated for impairment	8,421	1,408	3,650	2,383	15,862
Acquired with deteriorated credit quality	871	177	—	—	1,048
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068

Loans	December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	18,825	37	—	18,862
Collectively evaluated for impairment	1,020,771	481,439	269,352	1,771,562
Acquired with deteriorated credit quality	8,001	2,397	—	10,398
Ending Balance	$1,047,597	$483,873	$269,352	$1,800,822

The following tables present loans individually evaluated for impairment by class of loans.

September 30, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$10,380	$7,941	$—	$3,005	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	73	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	24	24	—	6	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,459	1,459	418	6,253	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,836	6,836	710	6,709	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,259	1,259	115	1,184	—	—
Residential
First Liens	34	34	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$19,992	$17,553	$1,243	$17,266	$—	$—

			December 31, 2013
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,120	$1,918	$—	$1,555	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	271	105	—	26	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	7	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,134	8,620	1,612	13,029	217	217
Farmland	—	—	—	356	113	113
Non Farm, Non Residential	7,664	7,204	1,500	7,921	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,062	1,062	46	2,979	—	—
Residential
First Liens	37	37	—	524	—	—
Home Equity	—	—	—	113	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$21,288	$18,946	$3,158	$28,726	$330	$330

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$4,103	$—	$—	$3,005	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	42	—	—	73	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	12	—	—	6	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	4,420	—	—	6,253	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,677	—	—	6,709	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,322	—	—	1,184	—	—
Residential
First Liens	35	—	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,611	$—	$—	$17,266	$—	$—

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,728	$—	$—	$1,464	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	12	—	—	6	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	17	—	—	9	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	11,627	—	—	14,131	—	—
Farmland	—	—	—	446	—	—
Non Farm, Non Residential	8,185	—	—	8,100	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	4,148	—	—	3,458	—	—
Residential
First Liens	39	—	—	646	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	2,770	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$26,756	$—	$—	$31,030	$—	$—

The table below presents the recorded investment in non-performing loans.

	September 30, 2014			December 31, 2013
	Loans Past Due Over 90 Day Still	Troubled Debt		Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Restructurings	Nonaccrual	Accruing	Restructurings	Nonaccrual
Commercial
Commercial & Industrial	$—	$5,053	$6,148	$240	$6,578	$6,861
Farmland	—	—	89	—	—	99
Non Farm, Non Residential	—	4,044	4,713	489	5,687	4,918
Agriculture	—	—	310	—	—	134
All Other Commercial	—	—	1,571	—	—	1,412
Residential
First Liens	641	5,209	4,195	1,100	4,283	4,047
Home Equity	53	—	269	40	—	195
Junior Liens	3	—	388	147	—	390
Multifamily	—	—	—	—	61	433
All Other Residential	4	—	115	1	—	130
Consumer
Motor Vehicle	169	557	300	187	626	186
All Other Consumer	3	3	575	3	17	974
TOTAL	$873	$14,866	$18,673	$2,207	$17,252	$19,779

There were no loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at September 30, 2014 but there was $580 thousand at December 31, 2013. Covered loans included in non-accrual loans are $292 thousand at September 30, 2014 and $1.1 million at December 31, 2013. Covered loans of $84 thousand at December 31, 2013 are deemed impaired and have no allowance for loan loss allocated to them. There are no covered loans deemed impaired at September 30, 2014.

The commercial and industrial loans and non farm, non residential loans included in restructured loans above are also on non-accrual.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$568	$454	$3,123	$4,145	$474,457	$478,602
Farmland	27	—	—	27	94,024	94,051
Non Farm, Non Residential	1,932	160	449	2,541	229,676	232,217
Agriculture	638	392	210	1,240	136,893	138,133
All Other Commercial	301	94	—	395	126,992	127,387
Residential
First Liens	1,201	827	1,786	3,814	320,115	323,929
Home Equity	126	27	119	272	39,990	40,262
Junior Liens	225	68	218	511	31,594	32,105
Multifamily	15	—	—	15	72,914	72,929
All Other Residential	—	23	4	27	9,167	9,194
Consumer
Motor Vehicle	2,558	473	170	3,201	246,295	249,496
All Other Consumer	135	19	3	157	20,823	20,980
TOTAL	$7,726	$2,537	$6,082	$16,345	$1,802,940	$1,819,285

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,076	$266	$7,900	$9,242	$459,076	$468,318
Farmland	—	—	—	—	92,602	92,602
Non Farm, Non Residential	362	—	2,042	2,404	239,183	241,587
Agriculture	31	32	—	63	136,388	136,451
All Other Commercial	50	217	188	455	108,184	108,639
Residential
First Liens	5,594	1,513	1,701	8,808	324,141	332,949
Home Equity	307	7	40	354	41,350	41,704
Junior Liens	392	170	471	1,033	32,269	33,302
Multifamily	103	19	400	522	66,138	66,660
All Other Residential	88	—	1	89	9,169	9,258
Consumer
Motor Vehicle	3,579	612	227	4,418	243,146	247,564
All Other Consumer	123	22	7	152	21,636	21,788
TOTAL	$11,705	$2,858	$12,977	$27,540	$1,773,282	$1,800,822

During the three and nine months ended September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	9,206	4,956	559	14,721
Added	—	340	115	455
Charged Off	—	(67)	(24)	(91)
Payments	(122)	(124)	(81)	(327)
September 30,	9,084	5,105	569	14,758

		2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	15,005	4,572	693	21,285
Added	1,561	—	41	1,602
Charged Off	—	—	—	—
Payments	(268)	(145)	(91)	(504)
September 30,	16,298	4,427	643	21,368

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	17,301
Added	441	1,141	213	1,795
Charged Off	(1,069)	(67)	(63)	(1,199)
Payments	(2,615)	(299)	(225)	(3,139)
September 30,	9,084	5,105	569	14,758

		2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	16,474	4,107	704	21,285
Added	1,561	780	204	2,545
Charged Off	—	(50)	(32)	(82)
Payments	(1,737)	(410)	(233)	(2,380)
September 30,	16,298	4,427	643	21,368

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

During the three months ended September 30, 2014 and 2013 the Corporation modified 20 and 7 loans respectively. During the nine months ended September 30, 2014 and 2013 the Corporation modified 45 and 24 loans respectively. In 2014 one of these loans was a commercial loan for $441 thousand. The remainder of the 2014 loans and all of the 2013 loans modified were smaller balance consumer and residential loans.

The Corporation has allocated $1.2 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both September 30, 2014 and 2013, respectively. Specific reserves of $2.6 million were allocated to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2013. The

Corporation has not committed to lend additional amounts as of September 30, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings. As of September 30, 2014 and 2013 there have been no loans that have been modified in troubled debt restructurings in the past 12 months that were charged off.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$424,077	$28,816	$18,510	$2,763	$3,181	$477,347
Farmland	87,269	4,687	290	—	16	92,262
Non Farm, Non Residential	186,090	21,105	24,466	6	—	231,667
Agriculture	127,247	7,573	1,560	—	41	136,421
All Other Commercial	109,833	7,774	7,696	36	1,339	126,678
Residential
First Liens	109,371	4,338	7,966	1,043	200,177	322,895
Home Equity	12,239	579	1,124	100	26,157	40,199
Junior Liens	8,039	176	551	64	23,177	32,007
Multifamily	68,078	3,580	1,091	—	1	72,750
All Other Residential	1,795	—	607	—	6,768	9,170
Consumer
Motor Vehicle	10,974	383	252	12	236,817	248,438
All Other Consumer	3,290	119	75	8	17,361	20,853
TOTAL	$1,148,302	$79,130	$64,188	$4,032	$515,035	$1,810,687

	December 31, 2013
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$406,650	$18,968	$30,986	$4,069	$6,426	$467,099
Farmland	86,633	3,631	347	—	445	91,056
Non Farm, Non Residential	207,115	13,408	19,719	809	—	241,051
Agriculture	128,137	6,482	105	—	71	134,795
All Other Commercial	93,515	2,297	10,038	44	2,243	108,137
Residential
First Liens	114,074	3,834	8,498	995	204,416	331,817
Home Equity	12,883	274	1,071	113	27,295	41,636
Junior Liens	8,858	60	550	67	23,654	33,189
Multifamily	63,073	1,908	1,482	48	—	66,511
All Other Residential	3,643	—	31	—	5,550	9,224
Consumer
Motor Vehicle	11,447	219	510	9	234,210	246,395
All Other Consumer	3,507	46	79	22	17,984	21,638
TOTAL	$1,139,535	$51,127	$73,416	$6,176	$522,294	$1,792,548

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,413	$48	$—	$1,461
Mortgage Backed Securities - Residential	177,774	7,338	(942)	184,170
Mortgage Backed Securities - Commercial	19	1	—	20
Collateralized Mortgage Obligations	502,297	2,073	(11,458)	492,912
State and Municipal Obligations	196,431	9,303	(261)	205,473
Collateralized Debt Obligations	10,294	5,808	(28)	16,074
TOTAL	$888,228	$24,571	$(12,689)	$900,110

	December 31, 2013
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,623	$10	$—	$1,633
Mortgage Backed Securities-residential	191,995	7,761	(1,992)	197,764
Mortgage Backed Securities-commercial	4,642	1	(252)	4,391
Collateralized mortgage obligations	521,148	1,492	(15,899)	506,741
State and municipal	190,521	6,388	(1,922)	194,987
Collateralized debt obligations	10,968	4,695	(6,619)	9,044
TOTAL	$920,897	$20,347	$(26,684)	$914,560

Contractual maturities of debt securities at September 30, 2014 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed securities and collateralized mortgage obligations are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,685	$8,776
Due after one but within five years	33,737	35,180
Due after five but within ten years	86,211	90,287
Due after ten years	79,505	88,765
	208,138	223,008
Mortgage-backed securities	680,090	677,102
TOTAL	$888,228	$900,110

There were $1 thousand in losses from investment sales realized by the Corporation for the nine months ended September 30, 2014. For the nine months ended September 30, 2013 there were $7 thousand in gains on sales of investment securities. For the three months ended September 30, 2014 and 2013 there were no gains or losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$4,205	$(30)	$53,169	$(912)	$57,374	$(942)
Collateralized mortgage obligations	92,936	(637)	270,267	(10,821)	363,203	(11,458)
State and municipal obligations	817	(4)	14,799	(257)	15,616	(261)
Collateralized Debt Obligations	—	—	189	(28)	189	(28)
Total temporarily impaired securities	$97,958	$(671)	$338,424	$(12,018)	$436,382	$(12,689)

	December 31, 2013
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$52,524	$(1,645)	$6,022	$(347)	$58,546	$(1,992)
Mortgage Backed Securities - Commercial	—	—	4,357	(252)	4,357	(252)
Collateralized mortgage obligations	406,291	(13,979)	29,588	(1,920)	435,879	(15,899)
State and municipal obligations	43,899	(1,746)	2,305	(176)	46,204	(1,922)
Collateralized Debt Obligations	—	—	3,686	(6,619)	3,686	(6,619)
Total temporarily impaired securities	$502,714	$(17,370)	$45,958	$(9,314)	$548,672	$(26,684)

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
Gross unrealized losses on investment securities were $12.7 million as of September 30, 2014 and $26.7 million as of December 31, 2013. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

A portion of the securities in an unrealized loss position for more than 12 months have related historically to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a down grade in credit rating or further defaults of underlying issuers during the quarter, and an analysis of expected cash flows, we have determined that three of the CDO’s included in collateralized debt obligations were other-than-temporarily impaired, though no impairment was identified during 2014 or 2013. Those three CDO’s have a contractual balance of $25.8 million at September 30, 2014 which has been reduced to a fair value of $15.9 million by $1.7 million of interest payments received, $14.0 million of cumulative OTTI charges recorded through earnings to date, and $5.8 million recorded in other comprehensive income ($3.5 million after tax effect). The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges at September 30, 2014 from 28% to 93%. The losses recorded in other comprehensive income represents temporary impairment due to factors other than credit loss, mainly current market illiquidity. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The market for these securities has continued to be very illiquid, there are very few new issuances of trust preferred securities and the credit spreads implied by current prices have increased dramatically and remain very high, resulting in significant non-credit related impairment. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Company’s note class.

Collateralized debt obligations include an investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO with an amortized cost of $218 thousand and a fair value of $189 thousand is rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325, as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 47.2 to 87.0 while Moody Investor Service pricing ranges from 3.8 to 87.5, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Beginning balance	$14,079	$14,983	$14,079	$14,983
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	(29)	(581)	(29)	(581)
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$14,050	$14,402	$14,050	$14,402

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2014
	Fair Value Measurements Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,461	$—	$1,461
Mortgage Backed Securities-residential	—	184,170	—	184,170
Mortgage Backed Securities-commercial	—	20	—	20
Collateralized mortgage obligations	—	492,912	—	492,912
State and municipal	—	198,788	6,685	205,473
Collateralized debt obligations	—	—	16,074	16,074
TOTAL	$—	$877,351	$22,759	$900,110
Derivative Assets		1,053
Derivative Liabilities		(1,053)

	December 31, 2013
	Fair Value Measurements Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,633	$—	$1,633
Mortgage Backed Securities-residential	—	197,764	—	197,764
Mortgage Backed Securities-commercial	—	4,391	—	4,391
Collateralized mortgage obligations	—	506,741	—	506,741
State and municipal	—	190,462	4,525	194,987
Collateralized debt obligations	—	—	9,044	9,044
TOTAL	$—	$900,991	$13,569	$914,560
Derivative Assets		1,195
Derivative Liabilities		(1,195)

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$4,035	$14,621	$18,656
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	1,721	1,721
Purchases	4,000	—	4,000
Settlements	(1,350)	(268)	(1,618)
Ending balance, September 30	$6,685	$16,074	$22,759

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,781	7,781
Purchases	4,000	—	4,000
Settlements	(1,840)	(751)	(2,591)
Ending balance, September 30	$6,685	$16,074	$22,759

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—	904	904
Included in other comprehensive income	—	3,155	3,155
Transfers	(1,186)	—	(1,186)
Settlements	(4,200)	(1,137)	(5,337)
Ending balance, December 31	$4,525	$9,044	$13,569

The transfers out of level 3 is due to securities that previously were not priced independently are now priced as other level 2 securities.
The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$6,685	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$4,012	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$8,345	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2013.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$5,291	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$13,765	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $8.3 million, after a valuation allowance of $1.2 million at September 30, 2014 and at a fair value of $13.8 million, net of a valuation allowance of $3.1 million at December 31, 2013. The impact to the provision for loan losses for the three and nine months ended September 30, 2014 and September 30, 2013 was a $1.4 million decrease and $1.8 million increase in 2014 and a $639 thousand decrease and a $2.5 million increase in 2013, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2014 with a value of $4.0 million was reduced $1.2 million for fair value adjustments. At September 30, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans. Other real estate owned at December 31, 2013 with a value of $5.3 million was reduced $1.1 million for fair value adjustments. At December 31, 2013 other real estate owned was comprised of $3.9 million from commercial loans and $1.4 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of September 30, 2014 and December 31, 2013, which are all considered Level 3.

	September 30, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,459	$418	$1,041
Farmland	—	—	—
Non Farm, Non Residential	6,836	710	6,126
Agriculture	—	—	—
All Other Commercial	1,259	115	1,144
Residential
First Liens	34	—	34
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$9,588	$1,243	$8,345

	December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$8,620	$1,612	$7,008
Farmland	—	—	—
Non Farm, Non Residential	7,204	1,500	5,704
Agriculture	—	—
All Other Commercial	1,062	46	1,016
Residential
First Liens	37	—	37
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$16,923	$3,158	$13,765

The carrying amounts and estimated fair value of financial instruments at September 30, 2014 and December 31, 2013, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from the FDIC in the near term. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$96,998	$22,198	$74,800	$—	$96,998
Federal funds sold	14,980	—	14,980	—	14,980
Securities available—for—sale	900,110	—	877,351	22,759	900,110
Restricted stock	21,075	n/a	n/a	n/a	n/a
Loans, net	1,793,818	—	—	1,825,140	1,825,140
FDIC Indemnification Asset	375	—	375	—	375
Accrued interest receivable	12,100	—	3,598	8,502	12,100
Deposits	(2,451,952)	—	(2,451,389)	—	(2,451,389)
Short—term borrowings	(59,031)	—	(59,031)	—	(59,031)
Federal Home Loan Bank advances	(87,961)	—	(88,546)	—	(88,546)
Accrued interest payable	(495)	—	(495)	—	(495)

	December 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$71,033	$22,455	$48,578	$—	$71,033
Federal funds sold	4,276	—	4,276	—	4,276
Securities available—for—sale	914,560	—	900,991	13,569	914,560
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,771,360	—	—	1,816,726	1,816,726
FDIC Indemnification Asset	1,055	—	1,055	—	1,055
Accrued interest receivable	11,554	—	3,279	8,275	11,554
Deposits	(2,458,791)	—	(2,460,197)	—	(2,460,197)
Short—term borrowings	(59,592)	—	(59,592)	—	(59,592)
Federal Home Loan Bank advances	(58,288)	—	(60,258)	—	(60,258)
Accrued interest payable	(750)	—	(750)	—	(750)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2014	December 31, 2013
Federal Funds Purchased	$34,745	$30,679
Repurchase Agreements	24,286	28,913
	$59,031	$59,592

6.	Other Borrowings

     Other borrowings at period-end are summarized as follows:

	(000 's)
	September 30, 2014	December 31, 2013
FHLB Advances	$87,961	$58,288

7.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$510	$559	$13	$17	$1,530	$1,678	$40	$51
Interest cost	939	846	44	43	2,817	2,537	131	130
Expected return on plan assets	(948)	(827)	—	—	(2,845)	(2,482)		—
Amortization of transition obligation	—	—	—	15		—		44
Net amortization of prior service cost	(2)	(4)	—	—	(7)	(12)		—
Net amortization of net (gain) loss	190	523	—	—	569	1,568	(1)	—
Net Periodic Benefit Cost	$689	$1,097	$57	$75	$2,064	$3,289	$170	$225

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $3.2 million and $1.2 million respectively to its Pension Plan and ESOP and $248 thousand to the Post Retirement Health Benefits Plan in 2014. Contributions of $2.5 million have been made to the Pension Plan through the first nine months of 2014. Contributions of $158 thousand have been made through the first nine months of 2014 for the Post Retirement Health Benefits plan. No contributions have been made in 2014 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2014 and 2013 there has been $1.0 million and $1.1 million of expense accrued for potential contributions to these alternative retirement benefit options.

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
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized if certain conditions are met in the case of government guarantees. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a significant impact on the Corporation's financial statements.

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

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.0 million for losses and carrying expenses and currently carries a balance of $375 thousand in the indemnification asset. The loss share agreement as it relates to non-single family loans expired at the end of the third quarter of 2014 and there is no estimate for future potential losses at September 30, 2014 included in the current balance of the indemnification asset. The balance of loans covered by the loss share agreement excluding AS 310-30 loans at September 30, 2014 and December 31, 2013 totaled $7.8 million and $18.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of covered assets at September 30, 2014 and 2013, consisted of loans accounted for in accordance with FASB ASC 310-30 are shown in the following table:

	Three Months Ended September 30, 2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,337	$1,885	$9,222
Discount accretion	—	—	—
Disposals	(1,569)	(108)	(1,677)
ASC 310-30 Loans	$5,768	$1,777	$7,545

	Nine Months Ended September 30, 2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(1,908)	(632)	(2,540)
ASC 310-30 Loans	$5,768	$1,777	$7,545

	Three Months Ended September 30, 2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$11,519	$3,006	$14,525
Discount accretion	—	(5)	(5)
Disposals	(1,382)	(344)	(1,726)
ASC 310-30 Loans	$10,137	$2,657	$12,794

	Nine Months Ended September 30, 2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$13,654	$3,464	$17,118
Discount accretion	(24)	(13)	(37)
Disposals	(3,493)	(794)	(4,287)
ASC 310-30 Loans	$10,137	$2,657	$12,794

The rollforward of the FDIC Indemnification asset is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Year Ended December 31,
(Dollar amounts in thousands)	2014	2014	2013
Beginning balance	$420	$1,055	$2,632
Accretion	—	—	—
Net changes in losses and expenses	329	(30)	(1,225)
Reimbursements from the FDIC	(374)	(650)	(352)
TOTAL	$375	$375	$1,055

10.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1	$5,784	$(10,104)	$(4,320)
Change in other comprehensive income before reclassification	1,879	—	1,879
Amounts reclassified from accumulated other comprehensive income	—	116	116
Net Current period other comprehensive other income	1,879	116	1,995
Ending balance, September 30	$7,663	$(9,988)	$(2,325)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	11,297	—	11,297
Amounts reclassified from accumulated other comprehensive income	1	346	347
Net Current period other comprehensive other income	11,298	346	11,644
Ending balance, September 30	$7,663	$(9,988)	$(2,325)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1	$1,205	$(20,351)	$(19,146)
Change in other comprehensive income before reclassification	(2,322)	—	(2,322)
Amounts reclassified from accumulated other comprehensive income	—	340	340
Net Current period other comprehensive other income	(2,322)	340	(1,982)
Ending balance, September 30	$(1,117)	$(20,011)	$(21,128)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(14,544)	—	(14,544)
Amounts reclassified from accumulated other comprehensive income	(4)	892	888
Net Current period other comprehensive other income	(14,548)	892	(13,656)
Ending balance, September 30	$(1,117)	$(20,011)	$(21,128)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2014	Change	9/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$3,296	$831	$4,127
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,488	1,048	3,536
Total unrealized loss on securities available-for-sale	$5,784	$1,879	$7,663
Unrealized loss on retirement plans	(10,104)	116	(9,988)
TOTAL	$(4,320)	$1,995	$(2,325)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2014	Change	9/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$6,626	$4,127
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	4,672	3,536
Total unrealized loss on securities available-for-sale	$(3,635)	$11,298	$7,663
Unrealized loss on retirement plans	(10,334)	346	(9,988)
TOTAL	$(13,969)	$11,644	$(2,325)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2013	Change	9/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$3,023	$(2,250)	$773
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,818)	(72)	(1,890)
Total unrealized loss on securities available-for-sale	$1,205	$(2,322)	$(1,117)
Unrealized loss on retirement plans	(20,351)	340	(20,011)
TOTAL	$(19,146)	$(1,982)	$(21,128)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2013	Change	9/30/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(16,271)	$773
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	1,723	(1,890)
Total unrealized loss on securities available-for-sale	$13,431	$(14,548)	$(1,117)
Unrealized loss on retirement plans	(20,903)	892	(20,011)
TOTAL	$(7,472)	$(13,656)	$(21,128)

Three Months Ended September 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(237)	(a)
retirement plan items	121	Income tax expense
	$(116)	Net of tax
Total reclassifications for the period	$(116)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(711)	(a)
retirement plan items	365	Income tax expense
	$(346)	Net of tax
Total reclassifications for the period	$(347)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended September 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(566)	(a)
retirement plan items	226	Income tax expense
	$(340)	Net of tax
Total reclassifications for the period	$(340)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$7	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$4	Net of tax

Amortization of	$(1,486)	(a)
retirement plan items	594	Income tax expense
	$(892)	Net of tax
Total reclassifications for the period	$(888)	Net of tax

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

Summary of Operating Results

Net income for the three months ended September 30, 2014 was $8.3 million compared to $8.5 million for the same period of 2013. Basic earnings per share decreased to $0.62 for the third quarter of 2014 compared to $0.64 for same period of 2013. Return on Assets and Return on Equity were 1.10% and 8.27% respectively, for the three months ended September 30, 2014 compared to 1.15% and 9.12% for the three months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $24.6 million compared to $22.6 million for the same period of 2013. Basic earnings per share increased to $1.85 for the first nine months of 2014 compared to $1.70 for same period of 2013. Return on Assets and Return on Equity were 1.08% and 8.17% respectively, for the nine months ended September 30, 2014 compared to 1.02% and 8.01% for the nine months ended September 30, 2013.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $0.7 million in the three months ended September 30, 2014 to $27.1 million from $27.8 million in the same period in 2013. The net interest margin for the three months ended September 30, 2014 is 4.15% compared to 4.30% for the same period of 2013, a 15 basis point decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding. Net interest income increased $1.2 million in the nine months ended September 30, 2014 to $80.9 million from $79.7 million in the same period in 2013. The net interest margin for the nine months ended September 30, 2014 is 4.11%, down 5 basis points from the 4.16% for the same period of 2013.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 was $10.5 million, an increase of $857 thousand from the $9.6 million for the same period of 2013. Service charges and fees on deposit accounts increased by $120 thousand, and other service fees increased by $294 thousand. Insurance commission income increased $195 thousand. Non-interest income for the nine months ended September 30, 2014 was $29.9 million, an increase of $757 thousand from the $29.2 million for the same period of 2013.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2014 decreased by $0.1 million to $24.7 million compared to the same period in 2013. The Corporation’s non-interest expense for the nine months ended September 30, 2014 increased by $1.8 million to $72.2 million compared to the same period in 2013. Salaries and employee benefits increased $308 thousand in the third quarter of 2014 compared to the same period of 2013 driven by the branch expansion and normal merit increases. Occupancy expenses increased in the third quarter of 2014 by $232 thousand due to the branch expansion and weather related expenses.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $1.0 million to $1.5 million for the three months ended September 30, 2014 compared to $0.5 million for the same period of 2013. Net charge offs for the third quarter of 2014 were $2.3 million compared to a $0.4 million for the same period of 2013. Provision expense is also impacted by changes in the FDIC indemnification asset. For the quarter ended September 30, 2014, these changes decreased the provision by $24 thousand compared to an increase of $195 thousand in 2013. During 2014, the volume of impaired loans has decreased as well as the specific allocations for these loans as compared to the same period of 2013. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate. The provision for loans losses was $3.1 million for the nine months ended September 30, 2014 compared to $6.5 million for the same period of 2013, a $3.4 million decrease.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $34.2 million at September 30, 2014 compared to $39.2 million at December 31, 2013. The decrease in non-performing loans in 2014 has been primarily due to loans that have paid off. A summary of non-performing loans at September 30, 2014 and December 31, 2013 follows:

	(000's)
	September 30, 2014	December 31, 2013
Non-accrual loans	$18,673	$19,779
Restructured loans	14,758	17,301
Accruing loans past due over 90 days	787	2,073
	$34,218	$39,153
Ratio of the allowance for loan losses
as a percentage of non-performing loans	51.2%	51.3%

The following loan categories comprise significant components of the nonperforming loans:

	(000's)
	September 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$12,831	$13,424
Residential loans	4,967	5,195
Consumer loans	875	1,160
	$18,673	$19,779
Past due 90 days or more
Commercial loans	$—	$712
Residential loans	623	1,181
Consumer loans	164	180
	$787	$2,073

The following table is information on the non-accrual loans at September 30, 2014 and December 31, 2013 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	September 30, 2014	December 31, 2013
Non-accrual loans
Commercial loans	$482	$799
1-4 family residential	298	275
Installment loans	—	—
	$780	$1,074
Past due 90 days or more:
Commercial loans	$—	$459
Residential loans	—	121
Consumer loans	—	—
	$—	$580

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2014. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.75% over the next 12 months and increase 5.25% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.75% over the next 12 months and decrease 2.34% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.29%	-4.08%	-6.10%
Down 100	-0.75	-2.34	-3.55
Up 100	1.75	5.25	8.91
Up 200	0.65	7.05	14.18

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $117.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $14.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

 Financial Condition

Comparing the first nine months of 2014 to the same period in 2013, loans, net of unearned discount, are unchanged at $1.81 billion. Deposits remained stable at $2.45 billion at September 30, 2014, substantially the same as the $2.48 billion at September 30, 2013. Shareholders' equity increased 7.7% or $28.8 million. This financial performance increased book value per share 10.5% to $31.16 at September 30, 2014 from $28.19 at September 30, 2013. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

 Capital Adequacy

As of September 30, 2014, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category. Below are the capital ratios for the Corporation and lead bank.

	September 30, 2014	December 31, 2013	To Be Well Capitalized
Total risk-based capital
Corporation	17.33%	17.13%	N/A
First Financial Bank	16.51%	16.49%	10.00%
Tier I risk-based capital
Corporation	16.53%	16.22%	N/A
First Financial Bank	15.81%	15.68%	6.00%
Tier I leverage capital
Corporation	12.19%	11.69%	N/A
First Financial Bank	11.63%	11.40%	5.00%

In October 2013, the Federal Reserve published final rules to align its market risk capital requirements with the Basel III regulatory capital framework and meet certain provisions of the Dodd-Frank Act. The new capital rules are effective for the Corporation on January 1, 2015 and will require the Company to comply with the following new minimum capital ratios: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets. Furthermore, beginning January 1, 2016, these rules introduce a capital conservation buffer, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums. The Corporation is currently considered “well capitalized” under the current rules and Management anticipates that the Corporation will remain “well capitalized” when the new risk-based capital ratio requirements become effective on January 1, 2015.

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2014 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 667,700 shares, may be repurchased. Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
				Total Number Of Shares	(d)
	(a)		(b)	Purchased As Part Of	Maximum Number Of
	Total Number Of		Average Price	Publicly Announced	Shares That May Yet
	Shares Purchased		Paid Per Share	Plans or Programs	Be Purchased
July 1-31, 2014	—		—	—	—
August 1-31, 2014	—		—	—	—
September 1-30, 2014	392,665	*	31.83	388,340	279,360
Total	392,665		31.83	388,340	279,360

* Includes a private transaction for 4,325 shares purchased

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
2.1
Purchase and Assumption Agreement dated March 18, 2013 between First Financial Bank, National Association and Bank of America, National Association, incorporated by reference to Exhibit 2.1 of the Corporation’s Form 8-K filed on March 20, 2013.

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 and effective January 1, 2014, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2013 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.4*	2013 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2013.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 by Principal Executive Officer, dated November 5, 2014.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 by Principal Financial Officer, dated November 5, 2014.
32.1
Certification, dated November 5, 2014, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2014.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2014, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2014	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 5, 2014	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)