Form 10-K
period 2014-12-31
FIRST FINANCIAL CORP /IN/
filed 2015-03-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $392,711,526. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 5, 2015—12,952,169 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 15, 2015 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2014 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2014 the Corporation and its subsidiaries had 952 full-time equivalent employees.

The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans are predominately loans to expand a business or finance asset purchases. The underlying risk in the Commercial loan segment is primarily a function of the reliability and sustainability of the cash flows of the borrower and secondarily on the underlying collateral securing the transaction. From time to time, the cash flows of borrowers may be less than historical or as planned. In addition, the underlying collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets financed or other business assets and most commercial loans are further supported by a personal guarantee. However, in some instances, short term loans are made on an unsecured basis. Agriculture production loans are typically secured by growing crops and generally secured by other assets such as farm equipment. Production loans are subject to weather and market pricing risks. The Corporation has established underwriting standards and guidelines for all commercial loan types.
The Corporation strives to maintain a geographically diverse commercial real estate portfolio. Commercial real estate loans are primarily underwritten based upon the cash flows of the underlying real estate or from the cash flows of the business conducted at the real estate. Generally, these types of loans will be fully guaranteed by the principal owners of the real estate and loan amounts must be supported by adequate collateral value. Commercial real estate loans may be adversely affected by factors in the local market, the regional economy, or industry specific factors. In addition, Commercial Construction loans are a specific type of commercial real estate loan which inherently carry more risk than loans for completed projects. Since these types of loans are underwritten utilizing estimated costs, feasibility studies, and estimated absorption rates, the underlying value of the project may change based upon the inaccuracy of these projections. Commercial construction loans are closely monitored, subject to industry standards, and disbursements are controlled during the construction process.
Residential
Retail real estate mortgages that are secured by 1-4 family residences are generally owner occupied and include residential real estate and residential real estate construction loans. The Corporation typically establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if the ratio is exceeded. The Corporation sells substantially all of its long-term fixed mortgages to secondary market purchasers. Mortgages sold to secondary market purchasers are underwritten to specific guidelines. The Corporation originates some mortgages that are maintained in the bank’s loan portfolio. Portfolio loans are generally adjustable rate mortgages and are underwritten to conform to Qualified Mortgage standards. Several factors are considered in underwriting all Mortgages including the value of the underlying real estate, debt-to-income ratio and credit history of the borrower. Repayment is primarily dependent upon the personal income of the borrower and can be impacted by changes in borrower’s circumstances such as changes in employment status and changes in real estate property values. Risk is mitigated by the sale of substantially all long-term fixed rate mortgages, the underwriting of portfolio loans to Qualified Mortgage standards and the fact that mortgages are generally smaller individual amounts spread over a large number of borrowers.
Consumer
The consumer portfolio primarily consists of home equity loans and lines (typically secured by a subordinate lien on a 1-4 family residence), secured loans (typically secured by automobiles, boats, recreational vehicles, or motorcycles), cash/CD secured, and unsecured loans. Pricing, loan terms, and loan to value guidelines vary by product line. The underlying value of collateral dependent loans may vary based on a number of economic conditions, including fluctuations in home prices and unemployment levels. Underwriting of consumer loans is based on the individual credit profile and analysis of the debt repayment capacity for each borrower. Payments for consumer loans is typically set-up on equal monthly installments, however, future repayment may be impacted by a change in economic conditions or a change in the personal income levels of individual customers. Overall risks within the consumer portfolio are mitigated by the mix of various loan products, lending in various markets and the overall make-up of the portfolio (small loan sizes and a large number of individual borrowers).

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; four in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; five in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; five in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Illinois; two in Marion County, Ill.; one in Montgomery County, Ill.; three in McLean County, Illinois; two in Richland County, Ill.; seven in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. Forrest Sherer Inc. is a regional supplier of insurance, surety and other financial products. Forrest Sherer has more than 58 professionals and over 91 years of service to both businesses and households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

The Volcker Rule

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012 and the final rules were effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although the Corporation is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Bank, Morris Plan, or their respective subsidiaries, as the Corporation does not engage in the businesses prohibited by the Volcker Rule. The Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (the “CFPB”), created by the Dodd-Frank Act, is responsible for administering federal consumer financial protection laws. The CFPB, which began operations on July 21, 2011, is an independent bureau within the Federal Reserve and has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more. The CFPB also has data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices. Abusive acts or practices are defined as those that:

(1)	materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or

(2)	take unreasonable advantage of a consumer’s:

•	lack of financial savvy,

•	inability to protect himself in the selection or use of consumer financial products or services,
or

•	reasonable reliance on a covered entity to act in the consumer’s interests.

The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the former capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation, may make a one-time permanent election to continue to exclude these items. The Corporation, the Bank and Morris Plan all made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The Corporation has no trust preferred securities.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes from former capital rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of December 31, 2014, the Corporation, the Bank, and Morris Plan would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

In general, the Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies such as the Corporation, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve.

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

As a qualified FHC, the Corporation is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the GLB Act. These activities include those that are determined to be “financial in nature,” including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of the Corporation’s banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct these broader financial activities or, if the deficiencies persist, require the divestiture of the banking subsidiary. In addition, if any of the Corporation’s banking subsidiaries receives a rating of less than satisfactory under the CRA, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation’s banking subsidiaries currently meet these capital, management and CRA requirements.

Capital Adequacy Guidelines for Bank Holding Companies. Prior to January 1, 2015 bank holding companies with assets in excess of $500 million were subject to the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital was required to be "Tier 1 capital", consisting principally of common stockholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") was allowed to consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

Certain regulatory capital ratios for the Corporation as of December 31, 2014, are shown below:

Tier 1 Capital to Risk-Weighted Assets	16.99%
Total Risk Based Capital to Risk-Weighted Asset	17.86%
Tier 1 Leverage Ratio	12.33%

Effective January 1, 2015, the Corporation and its banking subsidiaries became subject to the Basel III Capital Rules discussed above.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $1.9 million and Morris Plan paid a total FDIC assessment of $30 thousand in 2014.

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

Capital Regulations. Prior to January 1, 2015, the Bank was subject to the OCC's risk-based capital ratio guidelines before they were amended by the Basel lll Capital Rules described above. These guidelines divide a bank's capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (Tier 2) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the OCC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1% to 2% basis points.

Certain actual regulatory capital ratios under the OCC's risk-based capital guidelines for the Bank at December 31, 2014, are shown below:

Tier 1 Capital to Risk-Weighted Assets	16.36%
Total Risk-Based Capital to Risk-Weighted Assets	17.13%
Tier 1 Leverage Ratio	11.83%

Morris Plan is also subject to the capital adequacy guidelines of the FDIC in its examination and regulation of Morris Plan. Certain actual regulatory capital ratios of Morris Plan under the FDIC's risk-based capital guidelines for the Bank at December 31, 2014, are shown below:

Tier 1 Capital to Risk-Weighted Assets	29.49%
Total Risk-Based Capital to Risk-Weighted Assets	30.78%
Tier 1 Leverage Ratio	26.18%

Effective January 1, 2015, the Corporation and its banking subsidiaries became subject to the Basel lll Capital Rules discussed above.

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

Prompt Corrective Action. The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the common equity Tier 1 risk-based capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The Corporation believes that, as of December 31, 2014, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

The CFPB has issued a final rule that implements the Dodd-Frank Act’s ability-to-repay requirements, and clarifies the presumption of compliance for “qualified mortgages.”  Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

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

As noted above, the new Bureau of Consumer Financial Protection has authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau has the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules. The Bank’s and Morris Plan’s compliance with consumer protection rules will be examined by the OCC and the FDIC, respectively, since neither the Bank nor Morris Plan meet this $10 billion asset level threshold.

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

The Federal Reserve, the FDIC and the OCC have adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amend the regulatory risk-based capital rules formerly applicable to the Corporation and its banking subsidiaries. The rules phase in overtime beginning in 2015 and will become fully effective in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio (common Tier 1 capital plus Additional Tier 1 capital) of 6%, and (iii) total risk-based capital ratio of

8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 risk-based ratio of 7%, a Tier 1 risk-based ratio of 8.5%, and a total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Corporation has opened new offices that may not be profitable

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

The value of the Corporation’s goodwill and other intangible assets may decline in the future

As of December 31, 2014, the Corporation had $43.4 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

Facilities of the Corporation’s banking centers in Crawford County include its main office and a drive-up facility in Robinson, Illinois. Both buildings are held in fee.

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

Facilities of the Corporation’s banking centers in Livingston include two offices in Pontiac, Illinois. Both buildings are held in fee.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and two offices in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2017. The banking center in Mahomet is leased and the lease expires on June 30, 2019. One of the banking centers in Urbana is held in fee while the other banking center in Urbana is held in fee while the land is leased and the lease expires on November 30, 2017.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 5, 2015 shareholders owned 12,952,169 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 5, 2015, approximately 4,911 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2014 and 2013.

	2014			2013
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$35.18	$30.60		$31.97	$29.24
June 30	$33.97	$31.31	$0.49	$31.54	$29.02	$0.48
September 30	$33.32	$30.57		$34.26	$30.42
December 31	$35.91	$30.99	$0.49	$36.86	$30.47	$0.48

 The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 33.92%. During this same period, the return on The Russell 2000 Index was 105.95% and the SNL Index of Banks $1 - $5 Billion had a return of 93.81%.

		Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
First Financial Corporation	100.00	118.69	115.79	108.75	133.58	133.92
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 459,241 purchases of common stock by the Corporation during the year ended

December 31, 2014. The Corporation contributed 36,368 shares of treasury stock to the ESOP in November of 2014. Following is certain information regarding shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number
	Total Number of	Average Price	Purchased as Part of Publicly Announced	of Shares that May Yet
	Shares Purchased	Paid Per Share	Plans or Program	Be Purchased
October 1-31, 2031	56,800	31.90	56,800	218,235
November 1-30, 2014	—	—	—	—
December 1,-31 2014	—	—	—	—
Total	56,800	31.90	56,800	218,235

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Total assets	$3,002,485	$3,018,718	$2,895,408	$2,954,061	$2,451,095
Securities	897,053	914,560	691,000	666,287	560,846
Loans, net of unearned fees	1,781,428	1,791,428	1,851,936	1,893,679	1,640,146
Deposits	2,457,197	2,458,791	2,276,134	2,274,499	1,903,043
Borrowings	60,901	117,880	160,256	246,449	159,899
Shareholders’ equity	394,214	386,195	372,122	346,961	321,717
INCOME STATEMENT DATA
Interest income	113,358	116,221	122,305	116,341	123,582
Interest expense	5,526	8,961	13,393	17,147	26,966
Net interest income	107,832	107,260	108,912	99,194	96,616
Provision for loan losses	5,072	7,860	8,773	5,755	9,200
Other income	40,785	40,455	39,547	33,340	29,797
Other expenses	95,584	94,554	93,056	75,187	77,202
Net income	33,772	31,534	32,812	37,195	28,044
PER SHARE DATA:
Net Income	2.55	2.37	2.48	2.83	2.14
Cash dividends	0.98	0.96	0.95	0.94	0.92
PERFORMANCE RATIOS:
Net income to average assets	1.12%	1.06%	1.13%	1.49%	1.11%
Net income to average shareholders’ equity	8.37	8.35	9.02	10.88	8.73
Average total capital to average assets	13.99	13.45	13.25	14.57	13.56
Average shareholders’ equity to average assets	13.36	12.69	12.55	13.68	12.76
Dividend payout	38.16	40.58	38.40	33.29	43.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for other than temporary impairment (OTTI). In determining whether a fair value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2014

COMPARISON OF 2014 TO 2013

Net income for 2014 was $33.8 million, or $2.55 per share. This represents a 7.1% increase in net income and a 7.6% increase in earnings per share, compared to 2013. Return on assets at December 31, 2014 increased 5.7% to 1.12% compared to 1.06% at December 31, 2013.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2014 to $107.8 million compared to $107.3 million in 2013. Total average interest earning assets increased to $2.79 billion in 2014 from $2.73 billion in 2013. The tax-equivalent yield on these assets decreased to 4.28% in 2014 from 4.46% in 2013. Total average interest-bearing liabilities decreased to $2.035 billion in 2014 from $2.045 billion in 2012. The average cost of these interest-bearing liabilities decreased to 0.27% in 2014 from 0.44% in 2013.

The net interest margin decreased from 4.13% in 2013 to 4.08% in 2014. This decrease is primarily the result of the decreased income provided by earning assets. Earning asset yields decreased 18 basis points while the rate on interest-bearing liabilities decreased by 17 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2014			2013			2012
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,795,235	89,011	4.96%	$1,807,599	92,207	5.10%	$1,863,014	100,083	5.37%
Taxable investment securities	737,566	17,015	2.31%	641,383	16,157	2.52%	498,509	13,541	2.72%
Tax-exempt investments (2)	249,040	13,506	5.42%	242,484	13,523	5.58%	243,070	14,651	6.03%
Federal funds sold	11,583	34	0.29%	42,460	32	0.08%	67,240	44	0.07%
Total interest-earning assets	2,793,424	119,566	4.28%	2,733,926	121,919	4.46%	2,671,833	128,319	4.80%
Non-interest earning assets:
Cash and due from banks	69,522			75,945			65,445
Premises and equipment, net	51,929			48,625			43,594
Other assets	124,402			140,227			138,462
Less allowance for loan losses	(19,209)			(22,623)			(20,134)
TOTALS	$3,020,068			$2,976,100			$2,899,200
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,415,431	1,340	0.09%	$1,321,848	1,374	0.10%	$1,176,403	1,736	0.15%
Time deposits	519,166	3,284	0.63%	579,815	4,512	0.78%	653,089	6,784	1.04%
Short-term borrowings	45,743	99	0.22%	37,968	78	0.21%	50,451	140	0.28%
Other borrowings	54,769	803	1.47%	105,161	2,997	2.85%	136,281	4,733	3.47%
Total interest-bearing liabilities:	2,035,109	5,526	0.27%	2,044,792	8,961	0.44%	2,016,224	13,393	0.66%
Non interest-bearing liabilities:
Demand deposits	526,656			479,659			439,206
Other	54,890			73,963			79,894
	2,616,655			2,598,414			2,535,324
Shareholders' equity	403,413			377,686			363,876
TOTALS	$3,020,068			$2,976,100			$2,899,200
Net interest earnings		$114,040			$112,958			$114,926
Net yield on interest- earning assets			4.08%			4.13%			4.30%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2014 to 2013 and 2013 to 2012.

	2014 Compared to 2013 Increase (Decrease) Due to				2013 Compared to 2012 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$(631)	$(2,584)	$18	$(3,197)	$(2,977)	$(5,049)	$150	$(7,876)
Taxable investment securities	2,423	(1,361)	(204)	858	3,881	(983)	(282)	2,616
Tax-exempt investment securities (2)	366	(372)	(10)	(16)	(35)	(1,096)	3	(1,128)
Federal funds sold	(23)	93	(67)	3	(17)	7	(2)	(12)
Total interest income	$2,135	$(4,224)	$(263)	$(2,352)	$852	$(7,121)	$(131)	$(6,400)
Interest paid on interest-bearing liabilities:
Transaction accounts	97	(123)	(9)	(35)	215	(514)	(63)	(362)
Time deposits	(472)	(843)	88	(1,227)	(761)	(1,702)	191	(2,272)
Short-term borrowings	16	4	1	21	(35)	(36)	9	(62)
Other borrowings	(1,436)	(1,455)	697	(2,194)	(1,081)	(849)	194	(1,736)
Total interest expense	(1,795)	(2,417)	777	(3,435)	(1,662)	(3,101)	331	(4,432)
Net interest income	$3,930	$(1,807)	$(1,040)	$1,083	$2,514	$(4,020)	$(462)	$(1,968)

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2014, the provision for loan losses was $5.1 million net, a decrease of $2.8 million, or 35.4%, compared to 2013. The 2014 provision includes $0.7 million related to a decrease in the FDIC indemnification asset. Pursuant to its accounting policy, the Corporation reflects changes in the FDIC indemnification asset related to actual or expected losses in indemnified loans as offsets or additions to the provision for loan losses.

Net charge-offs for 2014 were $5.6 million as compared to $8.4 million for 2013 and $8.3 million for 2012. Non-accrual loans decreased to $15.0 million at December 31, 2014 from $19.8 million at December 31, 2013. Loans past due 90 days and still on accrual decreased to $780 thousand compared to $2.1 million at December 31, 2013.

NON-INTEREST INCOME

Non-interest income of $40.8 million increased $330 thousand from the $40.5 million earned in 2013. Increases in electronic banking fees and deposit fees helped to offset reduced income from the sale of mortgage loans.

NON-INTEREST EXPENSES

Non-interest expenses increased to $95.6 million for 2014 from $94.6 million for 2013. Salaries increased $1.6 million while benefits decreased $758 thousand. Occupancy and equipment expenses were up $2.0 million while other expenses were down $1.7 million.

INCOME TAXES

The Corporation's federal income tax provision was $14.2 million in 2014 compared to 13.8 million in 2013. The overall effective tax rate in 2014 of 29.6% decreased as compared to a 2013 effective rate of 30.4%.

 COMPARISON OF 2013 TO 2012

Net income for 2013 was $31.5 million or $2.37 per share compared to $32.8 million in 2012 or $2.48 per share. This decrease in net income was driven by the increased non-interest expense from the addition of 5 branches combined with reduced net interest margin of 20 basis points from 4.30% to 4.13%.

Net interest income decreased $1.7 million in 2013 compared to 2012 as total average interest-earning assets increased. The provision for loan losses decreased $913 thousand from $8.8 million in 2012 to $7.9 million in 2013. Net non-interest income and expense increased $590 thousand from 2012 to 2013. Non-interest expenses increased $1.5 million while non-interest income increased $1.0 million. The increase in non-interest income resulted primarily from electronic banking fees and trust fees. The increase in non-interest expense was primarily occupancy and equipment costs associated with the addition of five locations to the banking network.

The provision for income taxes decreased $51 thousand from 2012 to 2013 and the effective tax rate increased 76 basis points, or 2.6% in 2013 from 2012.

COMPARISON AND DISCUSSION OF 2014 BALANCE SHEET TO 2013

The Corporation's total assets decreased 0.5% or $16.2 million at December 31, 2014, from a year earlier. Available-for-sale securities decreased $17.5 million at December 31, 2014, from the previous year. Loans, net of deferred fees and costs, decreased by $10.0 million to $1.78 billion. Deposits remained virtually the same with a decrease of $1.6 million while borrowings decreased by $57.0 million. In August 2013, the Corporation acquired a number of branch facilities in central and southern Illinois and assumed approximately $189 million in customer deposits. Total shareholders' equity increased $8.0 million to $394.2 million at December 31, 2014. Net income was partially offset by higher dividends. There were also 36,368 shares from the treasury with a value of $1.25 million that were contributed to the ESOP plan in 2014 compared to 35,531 shares with a value of $1.22 million in 2013.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES
The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2014 the portfolio's balance decreased by 1.9%. The average life of the portfolio decreased from 4.7 years in 2013 to 4.2 years in 2014. The portfolio structure will continue to provide cash flows to be reinvested during 2014.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2014
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$18	3.70%	$13,092	5.28%	$29,790	5.25%	$146,520	5.61%	$189,420
Collateralized mortgage obligations (1)	24	4.99%	1,813	5.04%	3,919	4.89%	478,899	2.40%	484,655
States and political subdivisions	7,700	4.22%	38,891	3.58%	90,909	3.53%	70,175	3.60%	207,675
Corporate obligations	—	—%	—	—%	—	—%	15,303	—%	15,303
TOTAL	$7,742	4.22%	$53,796	4.04%	$124,618	3.98%	$710,897	3.13%	$897,053
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2013
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$127	5.29%	$14,149	5.28%	$38,461	4.93%	$151,051	5.58%	$203,788
Collateralized mortgage obligations (1)	—	—%	3,475	4.48%	5,780	4.58%	497,486	2.49%	506,741
States and political subdivisions	10,612	4.25%	33,389	3.84%	83,995	3.59%	66,991	3.71%	194,987
Corporate obligations	—	—%	—	—%	—	—%	9,044	—%	9,044
TOTAL	10,739	4.26%	51,013	4.28%	128,236	4.04%	724,572	3.22%	914,560
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2014 are set forth in the following analyses.

(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Loan Category
Commercial	$1,044,522	$1,042,138	$1,088,144	$1,099,324	$896,107
Residential	469,172	482,377	496,237	505,600	437,576
Consumer	266,656	268,033	268,507	289,717	307,403
TOTAL	$1,780,350	$1,792,548	$1,852,888	$1,894,641	$1,641,086

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$346,470	$553,626	$144,426	$1,044,522
TOTAL
Residential				469,172
Consumer				266,656
TOTAL				$1,780,350
Loans maturing after one year with:
Fixed interest rates		$204,526	$133,798
Variable interest rates		349,100	10,628
TOTAL		$553,626	$144,426

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Amount of loans outstanding at December 31,	$1,780,350	$1,792,548	$1,852,888	$1,894,641	$1,641,086
Average amount of loans by year	$1,795,235	$1,807,599	$1,863,014	$1,637,471	$1,636,254
Allowance for loan losses at beginning of year	$20,068	$21,958	$19,241	$22,336	$19,437
Loans charged off:
Commercial	3,522	4,830	4,176	5,336	7,099
Residential	1,143	4,942	2,598	2,811	872
Consumer	4,785	3,615	3,640	2,969	4,503
Total loans charged off	9,450	13,387	10,414	11,116	12,474
Recoveries of loans previously charged off:
Commercial	934	3,149	644	938	2,319
Residential	798	472	100	95	258
Consumer	2,104	1,401	1,387	1,108	1,934
Total recoveries	3,836	5,022	2,131	2,141	4,511
Net loans charged off	5,614	8,365	8,283	8,975	7,963
Provision charged to expense *	4,385	6,475	11,000	5,880	10,862
Balance at end of year	$18,839	$20,068	$21,958	$19,241	$22,336
Ratio of net charge-offs during period to average loans outstanding	0.31%	0.46%	0.44%	0.55%	0.49%

 * In 2014 and 2013 the provision charged to expense was increased by $687 thousand and $1.4 million, respectively for the decrease to the FDIC indemnification asset. In 2012, and 2011 the provision was reduced with a corresponding increase in the FDIC indemnification asset by $2.2 million and $125 thousand, respectively. In 2010 the provision was increased with a corresponding decrease in the FDIC indemnification asset by $1.7 million.

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

Included in the $1.8 billion of loans outstanding at December 31, 2014 are $7.3 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $6.1 million and a carrying value of $5.7 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans declined to 1.05% at year end 2014 compared to 1.12% at year end 2013. The Corporation’s unallocated allowance position of $2.2 million at December 31, 2014 has decreased from $2.4 million at December 31, 2013 and increased from $1.7 million at December 31, 2012. The calculation of historical losses used in the allowance computation weights the most recent year's net charge off activity more heavily, and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $30.6 million at December 31, 2014 decreased from $39.2 million at December 31, 2013 due in large part to the resolution of certain larger commercial credits and net charge-offs declined to $5.6 million in 2014 compared to $8.4 million in 2013. Management believes the allowance for loan losses balance at year end 2014, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Commercial	$10,915	$12,450	$10,987	$12,119	$12,809
Residential	1,374	1,585	5,426	2,728	2,873
Consumer	4,370	3,650	3,879	3,889	4,551
Unallocated	2,180	2,383	1,666	505	2,103
TOTAL ALLOWANCE FOR LOAN LOSSES	$18,839	$20,068	$21,958	$19,241	$22,336

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Non-accrual restructured loans decreased in 2014 primarily due to the sale in 2014 of two large commercial credits and in 2013 of one large commercial credit. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2014	2013	2012	2011	2010
Non-accrual loans	$15,034	$19,779	$36,794	$38,102	$38,517
Accruing restructured loans	4,616	4,199	3,831	3,356	13,044
Non-accrual restructured loans	10,142	13,102	17,454	13,981	4,050
Accruing loans past due over 90 days	780	2,073	3,362	2,047	3,185
	$30,572	$39,153	$61,441	$57,486	$58,796

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 62% at December 31, 2014, compared to 51% in 2013. The ratio of nonperforming loans excluding covered loans was 62% at December 31, 2014 and 56% at December 31, 2013. There were no covered loans included in restructured loans in 2014 and 2013. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2014 and 2013:

(Dollar amounts in thousands)	2014		2013
Non-accrual loans:
Commercial loans	$9,212	61%	$13,424	68%
Residential loans	4,651	31%	5,195	26%
Consumer loans	1,171	8%	1,160	6%
	$15,034	100%	$19,779	100%
Past due 90 days or more:
Commercial loans	$—	—%	$712	34%
Residential loans	624	80%	1,181	57%
Consumer loans	156	20%	180	9%
	$780	100%	$2,073	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2014		2013
Non-accrual loans:
Commercial loans	$35	13%	$799	74%
Residential loans	239	87%	275	26%
Consumer loans	—	—%	—	—%
	$274	100%	$1,074	100%
Past due 90 days or more:
Commercial loans	$—	—%	$459	79%
Residential loans	37	100%	121	21%
Consumer loans	—	—%	—	—%
	$37	100%	$580	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2014, 2013 and 2012.

	2014		2013		2012
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$526,656		$479,659		$439,206
Interest-bearing demand deposits	567,267	0.11%	541,235	0.12%	439,368	0.19%
Savings deposits	848,164	0.08%	780,613	0.09%	737,035	0.13%
Time deposits: $100,000 or more	142,153	0.73%	169,567	0.90%	183,635	1.12%
Other time deposits	377,013	0.59%	410,248	0.73%	469,454	1.01%
TOTAL	$2,461,253		$2,381,322		$2,268,698

The maturities of certificates of deposit of $100 thousand or more outstanding at December 31, 2014, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$42,526
Over 3 through 6 months	19,356
Over 6 through 12 months	32,977
Over 12 months	57,083
TOTAL	$151,942

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $12.9 million in 2014 compared to $58.3 million in 2013. The FHLB advances acquired in the acquisition had a fair value of $16.6 million. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's capital exceeds the requirements to be considered well capitalized at December 31, 2014.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2014 and 2013 was 38.2% and 40.6%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2014. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.17% over the next 12 months and increase 5.80% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.58% over the next 12 months and decrease 1.98% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-1.05%	-3.62%	-5.65%
Down 100	-0.58%	-1.98%	-3.14%
Up 100	2.17%	5.80%	9.50%
Up 200	1.46%	8.18%	15.40%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $7.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $127.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $15.1 million in securities to be called within the next 12 months.

The Corporation also has additional sources of liquidity available through secured and unsecured borrowing capacity. These include upstream corresondents, the Federal Home Loan Bank and the Federal Reserve Bank.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$1,984,405	$—	$—	$—	$1,984,405
Consumer certificates of deposit		276,729	144,812	50,465	786	472,792
Short-term borrowings	11	48,015	—	—	—	48,015
Other borrowings	12	2,297	10,589		—	12,886

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2014. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$354,592	$174,601	$179,991
Commercial letters of credit	7,684	5,978	1,706

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has audited the Corporation's 2014 and 2013 consolidated financial statements included in this Annual report and the Corporation's internal control over financial reporting as of December 31, 2014, and has issued a report dated March 6, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:
We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited First Financial Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana
March 6, 2015

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2014	2013
ASSETS
Cash and due from banks	$78,102	$71,033
Federal funds sold	8,000	4,276
Securities available-for-sale	897,053	914,560
Loans, net of allowance of $18,839 in 2014 and $20,068 in 2013	1,762,589	1,771,360
Restricted Stock	16,404	21,057
Accrued interest receivable	11,593	11,554
Premises and equipment, net	51,802	51,449
Bank-owned life insurance	80,730	79,035
Goodwill	39,489	39,489
Other intangible assets	3,901	4,935
Other real estate owned	3,965	5,291
FDIC Indemnification Asset	(74)	1,055
Other assets	48,931	43,624
TOTAL ASSETS	$3,002,485	$3,018,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$556,389	$506,815
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	53,733	63,263
Other interest-bearing deposits	1,847,075	1,888,713
	2,457,197	2,458,791
Short-term borrowings	48,015	59,592
Other borrowings	12,886	58,288
Other liabilities	90,173	55,852
TOTAL LIABILITIES	2,608,271	2,632,523
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,538,132 in 2014 and 14,516,113 in 2013
Outstanding shares-12,942,175 in 2014 and 13,343,029 in 2013	1,815	1,811
Additional paid-in capital	72,405	71,074
Retained earnings	377,970	357,083
Accumulated other comprehensive income (loss)	(14,529)	(13,969)
Less: Treasury shares at cost-1,595,957 in 2014 and 1,173,084 in 2013	(43,447)	(29,804)
TOTAL SHAREHOLDERS’ EQUITY	394,214	386,195
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,002,485	$3,018,718

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$87,530	$91,242	$99,196
Securities:
Taxable	17,015	16,157	13,542
Tax-exempt	7,084	7,046	7,246
Other	1,729	1,776	2,321
TOTAL INTEREST AND DIVIDEND INCOME	113,358	116,221	122,305
INTEREST EXPENSE:
Deposits	4,624	5,886	8,520
Short-term borrowings	99	78	140
Other borrowings	803	2,997	4,733
TOTAL INTEREST EXPENSE	5,526	8,961	13,393
NET INTEREST INCOME	107,832	107,260	108,912
Net Provision for loan losses	5,072	7,860	8,773
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	102,760	99,400	100,139
NON-INTEREST INCOME:
Trust and financial services	5,860	6,035	5,804
Service charges and fees on deposit accounts	10,772	10,162	9,742
Other service charges and fees	11,697	11,081	9,710
Securities gain (loss), net	(3)	423	886
Other-than-temporary loss
Total impairment loss	—	—	(11)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	—	(11)
Insurance commissions	7,646	7,750	7,422
Gain on sale of mortgage loans	1,849	3,052	4,590
Other	2,964	1,952	1,404
TOTAL NON-INTEREST INCOME	40,785	40,455	39,547
NON-INTEREST EXPENSES:
Salaries and employee benefits	55,936	55,097	56,211
Occupancy expense	7,218	6,102	5,746
Equipment expense	7,269	6,348	5,489
Federal Deposit Insurance	1,931	2,052	1,949
Other	23,230	24,955	23,661
TOTAL NON-INTEREST EXPENSE	95,584	94,554	93,056
INCOME BEFORE INCOME TAXES	47,961	45,301	46,630
Provision for income taxes	14,189	13,767	13,818
NET INCOME	33,772	31,534	32,812
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	13,913	(17,066)	691
Change in funded status of post-retirement benefits, net of taxes	(14,473)	10,569	2,331
COMPREHENSIVE INCOME	$33,212	$25,037	$35,834
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.55	$2.37	$2.48
Weighted average number of shares outstanding (in thousands)	13,226	13,310	13,240
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2012	$1,806	$69,328	$318,130	$(10,494)	$(31,809)	$346,961
Net income	—	—	32,812	—	—	32,812
Other comprehensive income (loss)	—	—	—	3,022	—	3,022
Omnibus Equity Incentive Plan, net	2	486	—	—	—	488
Contribution of 49,825 shares to ESOP	—	175	—	—	1,264	1,439
Cash Dividends, $.95 per share	—	—	(12,600)	—	—	(12,600)
Balance, December 31, 2012	1,808	69,989	338,342	(7,472)	(30,545)	372,122
Net income	—	—	31,534	—	—	31,534
Other comprehensive income (loss)	—	—	—	(6,497)	—	(6,497)
Omnibus Equity Incentive Plan, net	3	770	—	—	(162)	611
Contribution of 35,531 shares to ESOP	—	315	—	—	903	1,218
Cash Dividends, $.96 per share	—	—	(12,793)	—	—	(12,793)
Balance, December 31, 2013	1,811	71,074	357,083	(13,969)	(29,804)	386,195
Net income	—	—	33,772	—	—	33,772
Other comprehensive income (loss)	—	—	—	(560)	—	(560)
Omnibus Equity Incentive Plan, net	4	1,068	—	—	—	1,072
Treasury stock purchases (459,241 shares)	—	—	—	—	(14,633)	(14,633)
Contribution of 36,368 shares to ESOP	—	263	—	—	990	1,253
Cash Dividends, $.98 per share	—	—	(12,885)	—	—	(12,885)
Balance, December 31, 2014	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,772	$31,534	$32,812
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	3,405	2,712	3,492
Provision for loan losses	5,072	7,860	8,773
Securities impairment loss recognized in earnings	—	—	11
Securities (gains) losses	3	(423)	(886)
Depreciation and amortization	5,977	5,482	5,105
Provision for deferred income taxes	2,873	(39)	(143)
Net change in accrued interest receivable	(39)	470	923
Contribution of shares to ESOP	1,253	1,218	1,439
Stock compensation expense	1,072	773	488
Gain on sale of mortgage loans	(1,849)	(3,052)	(4,590)
Loss on sales of other real estate	(357)	182	69
Origination of loans held for sale	(66,300)	(112,483)	(167,303)
Proceeds from loans held for sale	68,438	121,092	167,227
Other, net	4,524	7,371	7,160
NET CASH FROM OPERATING ACTIVITIES	57,844	62,697	54,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	356	5,110	25,812
Calls, maturities and principal reductions on securities available-for-sale	136,141	158,317	142,475
Purchases of securities available-for-sale	(99,954)	(417,997)	(194,475)
Loans made to customers, net of payments	325	41,643	29,619
Net change in federal funds sold	(3,724)	16,524	(9,075)
Purchase of bank owned life insurance	—	—	(1,551)
Redemption of bank owned life insurance	—	—	9,180
Redemption of restricted stock	4,670	250	1,185
Purchase of restricted stock	(17)	(15)	(186)
Purchase of customer list	—	—	(114)
Cash received (disbursed) from acquisitions	—	177,610	—
Sale of other real estate	3,034	4,714	4,285
Additions to premises and equipment	(5,296)	(2,522)	(10,945)
NET CASH FROM INVESTING ACTIVITIES	35,535	(16,366)	(3,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(2,151)	(7,544)	149
Net change in short-term borrowings	(11,577)	19,041	(59,471)
Dividends paid	(12,949)	(12,766)	(12,425)
Purchases of treasury stock	(14,633)	(162)	—
Proceeds from other borrowings	572,000	135,000	—
Repayments on other borrowings	(617,000)	(196,097)	(26,090)
NET CASH FROM FINANCING ACTIVITIES	(86,310)	(62,528)	(97,837)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,069	(16,197)	(47,050)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	71,033	87,230	134,280

CASH AND CASH EQUIVALENTS, END OF YEAR	$78,102	$71,033	$87,230
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$5,527	$9,375	$13,837
Income Taxes	$9,354	$13,822	$12,638

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2014, $690.1 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

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

The Corporation operates 71 branches in west-central Indiana and east-central Illinois. First Financial Bank is the largest bank in Vigo County. It operates 11 full-service banking branches within the county; one in Daviess County, Indiana.; four in Clay County, Indiana; one in Gibson County, Indiana.; one in Greene County, Indiana; three in Knox County, Indiana; five in Parke County, Indiana; one in Putnam County, Indiana; four in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; five in Champaign County, Illinois; one in Clark County, Illinois; three in Coles County, Illinois; two in Crawford County, Illinois; two in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; three in McLean County, Illinois; one in Montgomery County, Illinois; two in Richland County, Illinois; seven in Vermilion County, Illinois; and one in Wayne County, Illinois. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $1.4 million, $2.5 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012 respectively.

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
The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans are predominately loans to expand a business or finance asset purchases. The underlying risk in the Commercial loan segment is primarily a function of the reliability and sustainability of the cash flows of the borrower and secondarily on the underlying collateral securing the transaction. From time to time, the cash flows of borrowers may be less than historical or as planned. In addition, the underlying collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets financed or other business assets and most commercial loans are further supported by a personal guarantee. However, in some instances, short term loans are made on an unsecured basis. Agriculture production loans are typically secured by growing crops and generally secured by other assets such as farm equipment. Production loans are subject to weather and market pricing risks. The Corporation has established underwriting standards and guidelines for all commercial loan types.
The Corporation strives to maintain a geographically diverse commercial real estate portfolio. Commercial real estate loans are primarily underwritten based upon the cash flows of the underlying real estate or from the cash flows of the business conducted at the real estate. Generally, these types of loans will be fully guaranteed by the principal owners of the real estate and loan amounts must be supported by adequate collateral value. Commercial real estate loans may be adversely affected by factors in the local market, the regional economy, or industry specific factors. In addition, Commercial Construction loans are a specific type of commercial real estate loan which inherently carry more risk than loans for completed projects. Since these types of loans are underwritten utilizing estimated costs, feasibility studies, and estimated absorption rates, the underlying value of the project may change based upon the inaccuracy of these projections. Commercial construction loans are closely monitored, subject to industry standards, and disbursements are controlled during the construction process.
Residential
Retail real estate mortgages that are secured by 1-4 family residences are generally owner occupied and include residential real estate and residential real estate construction loans. The Corporation typically establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if the ratio is exceeded. The Corporation sells substantially all of its long-term fixed mortgages to secondary market purchasers. Mortgages sold to secondary market purchasers are underwritten to specific guidelines. The Corporation originates some mortgages that are maintained in the bank’s loan portfolio. Portfolio loans are generally adjustable rate mortgages and are underwritten to conform to Qualified Mortgage standards. Several factors are considered in underwriting all Mortgages including the value of the underlying real estate, debt-to-income ratio and credit history of the borrower. Repayment is primarily dependent upon the personal income of the borrower and can be impacted by changes in borrower’s circumstances such as changes in employment status and changes in real estate property values. Risk is mitigated by the sale of substantially all long-term fixed rate mortgages, the underwriting of portfolio loans to Qualified Mortgage standards and the fact that mortgages are generally smaller individual amounts spread over a large number of borrowers.
Consumer
The consumer portfolio primarily consists of home equity loans and lines (typically secured by a subordinate lien on a 1-4 family residence), secured loans (typically secured by automobiles, boats, recreational vehicles, or motorcycles), cash/CD secured, and unsecured loans. Pricing, loan terms, and loan to value guidelines vary by product line. The underlying value of collateral dependent loans may vary based on a number of economic conditions, including fluctuations in home prices and unemployment levels. Underwriting of consumer loans is based on the individual credit profile and analysis of the debt repayment capacity for each borrower. Payments for consumer loans is typically set-up on equal monthly installments, however, future repayment may be impacted by a change in economic conditions or a change in the personal income levels of individual customers. Overall risks within the consumer portfolio are mitigated by the mix of various loan products, lending in various markets and the overall make-up of the portfolio (small loan sizes and a large number of individual borrowers).

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

The general component covers non-classified loans as well as non-impaired classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history experienced over the most recent four years, using a weighted average which places more emphasis on the more current years within the loss history window. This actual loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquent, classified, and impaired loans; levels of and trends in charge-offs and recoveries; national and local economic trends and conditions; changes in lending policies and procedures; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; credit concentrations; value of underlying collateral for collateral dependent loans; and other external factors such as competition and legal and regulatory requirements. The following portfolio segments have been identified: commercial loans, residential loans and consumer loans. A characteristic of the commercial loan segment is that the loans are for business purchases. A characteristic of the residential loan segment is that the loans are secured by residential properties. A characteristic of the consumer loan segment is that the loans are for automobiles and other consumer purchases. Commercial loans are generally well secured, which mitigates the risk of loss and has contributed to the low historical loss rate. However, concentrations in commercial real estate, along with the potential impact of rising interest rates to commercial real estate, raises the risk of loss on commercial loans. For these reasons, commercial loans have the highest adjustment to the historical loss rate. Continued weakness in local economic conditions along with declining auto values resulted in consumer loans having the next highest level of adjustment to the historical loss rate. The residential loan portfolio segment had the lowest level of adjustment to the historical loss rate.

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

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. During 2014, 2013 and 2012, the provision for loan losses was (increased)/ offset by ($687 thousand), ($1.4 million )and $2.2 million related to the changes in the FDIC indemnification asset.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Deferred Compensation Plan: A deferred compensation plan covers all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $138 thousand, $149 thousand and $142 thousand, resulting in a deferred compensation liability of $2.4 million at December 31, 2014 and $2.6 million at December 31, 2013.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2014, 2013 and 2012. There is a liability of $14.0 million and $14.5 million as of year-end 2014 and 2013. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2014, 2013 and 2012 was $654 thousand, $856 thousand and $1.3 million, respectively, and resulted in a liability of $782 thousand at December 31, 2014 and $1.2 million at December 31, 2013.

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

Adoption of New Accounting Standards: ASU 2014-04 “Receivables (Topic 310) - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. It is not expected to have a significant impact on our financial statements.

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

For those securities that cannot be priced using quoted market prices or observable inputs, a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity, and state and municipal securities. The fair value of the trust preferred securities is obtained from a third party provider without adjustment. Management obtains values from other pricing sources to validate the Standard & Poors pricing that they currently utilize. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurement.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2014 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$1,467	$—	$1,467
Mortgage-backed securities, residential	—	187,936	—	187,936
Mortgage-backed securities, commercial	—	17	—	17
Collateralized mortgage obligations	—	484,655	—	484,655
State and municipal obligations	—	201,775	5,900	207,675
Collateralized debt obligations	—	—	15,303	15,303
TOTAL	$—	$875,850	$21,203	$897,053
Derivative Assets		$1,062
Derivative Liabilities		(1,062)

	December 31, 2013 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$1,633	$—	$1,633
Mortgage-backed securities, residential	—	197,764	—	197,764
Mortgage-backed securities, commercial	—	4,391	—	4,391
Collateralized mortgage obligations	—	506,741	—	506,741
State and municipal obligations	—	190,462	4,525	194,987
Collateralized debt obligations	—	—	9,044	9,044
TOTAL	$—	$900,991	$13,569	$914,560
Derivative Assets		$1,195
Derivative Liabilities		(1,195)

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,100	7,100
Purchases	4,000	—	4,000
Settlements	(2,625)	(841)	(3,466)
Ending balance, December 31	$5,900	$15,303	$21,203

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3) December 31, 2013
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$9,911	$6,122	$16,033
Total realized/unrealized gains or losses
Included in earnings	—	904	904
Included in other comprehensive income	—	3,155	3,155
Transfers	(1,186)	—	(1,186)
Settlements	(4,200)	(1,137)	(5,337)
Ending balance, December 31	$4,525	$9,044	$13,569

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2014 or 2013.

Certain local municipal securities with a fair value of $4.0 million as of December 31, 2014 were purchased and added to Level 3 because we were unable to obtain observable market data from our provider for these investments. Certain local municipal securities with a fair value of $1.2 million as of December 31, 2013 were transferred from Level 3 to Level 2 because we were able to obtain observable market data from our provider for these investments that was not available the previous year.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $11.5 million, after a valuation allowance of $1.9 million at December 31, 2014 and at a fair value of $13.8 million, net of a valuation allowance of $3.1 million at December 31, 2013. The impact to the provision for loan losses for the twelve months ended December 31, 2014 and December 31, 2013 was a $1.2 million decrease and a $0.9 million decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2014 with a value of $4.0 million was reduced $1.1 million for fair value adjustment. At December 31, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans. Other real estate owned at December 31, 2013 with a value of $5.3 million was reduced $1.1 million for fair value adjustment. At December 31, 2013 other real estate owned was comprised of $3.9 million from commercial loans and $1.4 million from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 50%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and impaired loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2014 and 2013.

2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$5,900	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$3,965	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$11,477	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2013	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,525	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$5,291	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$13,765	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2014 and 2013.

	December 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$5,874	$1,056	$4,818
Farmland	—	—	—
Non Farm, Non Residential	6,654	753	5,901
Agriculture	—	—	—
All Other Commercial	827	102	725
Residential
First Liens	33	—	33
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$13,388	$1,911	$11,477

	December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$8,620	$1,612	$7,008
Farmland	—	—	—
Non Farm, Non Residential	7,204	1,500	5,704
Agriculture	—	—	—
All Other Commercial	1,062	46	1,016
Residential
First Liens	37	—	37
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$16,923	$3,158	$13,765

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For the FDIC indemnification asset the carrying value is the estimated fair value as it represents amounts to be received from or paid to the FDIC in the near term. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,102	$22,597	$55,505	$—	$78,102
Federal funds sold	8,000	—	8,000	—	8,000
Securities available-for-sale	897,053	—	875,850	21,203	897,053
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,762,589	—	—	1,810,885	1,810,885
FDIC Indemnification Asset	(74)	—	(74)	—	(74)
Accrued interest receivable	11,593	—	3,183	8,410	11,593
Deposits	(2,457,197)	—	(2,459,703)	—	(2,459,703)
Short-term borrowings	(48,015)	—	(48,015)	—	(48,015)
Federal Home Loan Bank advances	(12,886)	—	(13,605)	—	(13,605)
Accrued interest payable	(456)	—	(456)	—	(456)

	December 31, 2013
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$71,033	$22,455	$48,578	$—	$71,033
Federal funds sold	4,276	—	4,276	—	4,276
Securities available-for-sale	914,560	—	900,991	13,569	914,560
Restricted stock	21,057	n/a	n/a	n/a	n/a
Loans, net	1,771,360	—	—	1,816,726	1,816,726
FDIC Indemnification Asset	1,055	—	1,055	—	1,055
Accrued interest receivable	11,554	—	3,279	8,275	11,554
Deposits	(2,458,791)	—	(2,463,330)	—	(2,463,330)
Short-term borrowings	(59,592)	—	(59,592)	—	(59,592)
Federal Home Loan Bank advances	(58,288)	—	(60,258)	—	(60,258)
Accrued interest payable	(750)	—	(750)	—	(750)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $10.5 million and $11.5 million at December 31, 2014 and 2013, respectively.

4.	SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2014
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,411	$56	$—	$1,467
Mortgage-backed securities, residential	180,673	7,593	(330)	187,936
Mortgage-backed securities, commercial	17	—	—	17
Collateralized mortgage obligations	489,765	2,513	(7,623)	484,655
State and municipal obligations	198,875	9,019	(219)	207,675
Collateralized debt obligations	10,205	5,115	(17)	15,303
TOTAL	$880,946	$24,296	$(8,189)	$897,053

	December 31, 2013
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,623	$10	$—	$1,633
Mortgage-backed securities, residential	191,995	7,761	(1,992)	197,764
Mortgage-backed securities, commercial	4,642	1	(252)	4,391
Collateralized mortgage obligations	521,148	1,492	(15,899)	506,741
State and municipal obligations	190,521	6,388	(1,922)	194,987
Collateralized debt obligations	10,968	4,695	(6,619)	9,044
TOTAL	$920,897	$20,347	$(26,684)	$914,560

As of December 31, 2014, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $412.5 million and $361.9 million at December 31, 2014 and 2013, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales during the years ended December 31, 2014, 2013 and 2012, respectively.

(Dollar amounts in thousands)	2014	2013	2012
Proceeds	$356	$5,110	$25,812
Gross gains	—	423	891
Gross losses	(1)	—	(5)

Additional gains of $2 thousand and losses of $4 thousand in 2014 and gains of $5 thousand and losses of $5 thousand in 2013 and gains of $2 thousand in 2012 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2014 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,607	$7,700
Due after one but within five years	37,409	38,891
Due after five but within ten years	86,911	90,908
Due after ten years	78,564	86,946
	210,491	224,445
Mortgage-backed securities and collateralized mortgage obligations	670,455	672,608
TOTAL	$880,946	$897,053

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2014 and 2013.

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$—	$—	$23,849	$(330)	$23,849	$(330)
Collateralized mortgage obligations	50,832	(128)	264,940	(7,495)	315,772	(7,623)
State and municipal obligations	6,500	(35)	10,547	(184)	17,047	(219)
Collateralized debt obligations	—	—	200	(17)	200	(17)
Total temporarily impaired securities	$57,332	$(163)	$299,536	$(8,026)	$356,868	$(8,189)

	December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$52,524	$(1,645)	$6,022	$(347)	$58,546	$(1,992)
Mortgage-backed securities, commercial	—	—	4,357	(252)	4,357	(252)
Collateralized mortgage obligations	406,291	(13,979)	29,588	(1,920)	435,879	(15,899)
State and municipal obligations	43,899	(1,746)	2,305	(176)	46,204	(1,922)
Collateralized debt obligations	—	—	3,686	(6,619)	3,686	(6,619)
Total temporarily impaired securities	$502,714	$(17,370)	$45,958	$(9,314)	$548,672	$(26,684)

The Corporation held 108 investment securities with an amortized cost greater than fair value as of December 31, 2014. The unrealized losses on collateralized mortgage obligations, mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $8.2 million as of December 31, 2014 and $26.7 million as of

December 31, 2013. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In determining OTTI under the FASB ASC-320 model, management considers many factors, including: (1)the length of time and the extent to which the fair value has been less than cost, (2)the financial condition and near-term prospects of the issuer, (3) whether the fair value decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those three CDO’s have a contractual balance of $25.8 million at December 31, 2014 which has been reduced to $15.1 million by $1.8 million of interest payments received, $14.0 million of cumulative OTTI charges recorded through earnings to date and increased by $5.1 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2014 from 28% to 93%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year the fair value of these securities exceeds their carrying value so managment determined there was no OTTI.

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

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO, with an amortized cost of $218 thousand and a fair value of $200 thousand, is currently rated BAA3 and is the senior tranche, is not in the scope of FASB ASC 325 as it was rated high investment grade at purchase, and is not considered to be other-than-temporarily impaired based on its credit quality. Its fair value is negatively impacted by the factors described above.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 45.44 to 92.06 while Moody’s Investor Service pricing ranges from 7.22 to 96.04, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is likely a conservative estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2014	2013	2012
Beginning balance, January 1,	$14,079	$14,983	$15,180
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized			11
Amounts realized for securities sold during the period			(208)
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	(29)	(904)	—
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$14,050	$14,079	$14,983

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
Commercial	$1,044,522	$1,042,138
Residential	469,172	482,377
Consumer	266,656	268,033
Total gross loans	1,780,350	1,792,548
Less (plus): deferred (fees) costs	1,078	(1,120)
Allowance for loan losses	(18,839)	(20,068)
TOTAL	$1,762,589	$1,771,360

Loans in the above summary include loans totaling $7.3 million and $18.5 million at December 31, 2014 and 2013 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2014 and 2013, loans held for sale included $3.0 million and $3.3 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2014, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $55.6 million at the beginning of the year. During 2014, advances of $13.7 million, repayments of $28.5 million and decreases of $0.2 million resulting from changes in personnel were made with respect to related party loans for an aggregate dollar amount outstanding of $40.6 million at December 31, 2014.

Loans serviced for others, which are not reported as assets, total $521.7 million and $539.0 million at year-end 2014 and 2013. Custodial escrow balances maintained in connection with serviced loans were $2.59 million and $2.61 million at year-end 2014 and 2013.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013	2012
Servicing rights:
Beginning of year	$2,065	$2,225	$2,429
Additions	414	588	868
Amortized to expense	(616)	(748)	(1,072)
End of year	$1,863	$2,065	$2,225

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.9 million and $3.0 million at year end 2014 and 2013. There was no valuation allowance in 2014 or 2013.

Fair value for 2014 was determined using a discount rate of 10%, prepayment speeds ranging from 112% to 403%, depending on the stratification of the specific right. Fair value at year end 2013 was determined using a discount rate of 10%, prepayment speeds ranging from 110% to 550%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

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

On December 30, 2011, the Bank completed a purchase and assumption agreement with PNB Holding Co (PNB), an Illinois corporation, to purchase all of the issued and outstanding stock of Freestar Bank, National Association, and assume certain liabilities of PNB (the “Transaction”).  Immediately following the acquisition of the stock of Freestar Bank, First Financial merged Freestar Bank with and into its wholly-owned subsidiary, First Financial Bank, National Association. This acquisition provided a strategic entry into the Champaign-Urbana, Bloomington-Normal and Pontiac, Illinois markets. Each of these markets are characterized by higher growth rates.

On July 2, 2009, the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits (excluding brokered deposits) and certain assets of The First National Bank of Danville, a full-service commercial bank headquartered in Danville, Illinois, that had failed and been placed in receivership with the FDIC. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.2 million for losses and carrying expenses. In 2014 the non-single family (NSF) loss period ended eliminating future loss reimbursements only to the extent of recoveries received. There is no estimate for the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2014. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2014 and 2013 totaled $7.3 million and $18.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The Freestar and Danville acquisitions resulted in loans accounted for following this standard. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2014 and 2013, are shown in the following tables:

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(2,873)	(838)	(3,711)
ASC 310-30 Loans	$4,803	$1,571	$6,374

			2013
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$13,654	$3,464	$17,118
Discount accretion	(24)	(12)	(36)
Disposals	(5,954)	(1,043)	(6,997)
ASC 310-30 Loans	$7,676	$2,409	$10,085

 The rollforward of the FDIC Indemnification asset is as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
Beginning balance	$1,055	$2,632
Accretion	—	—
Net changes in losses and expenses added	(79)	(1,225)
Reimbursements from the FDIC	(1,050)	(352)
TOTAL	$(74)	$1,055

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012.

Allowance for Loan Losses:		December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	1,053	134	3,401	(203)	4,385
Loans charged -off	(3,522)	(1,143)	(4,785)	—	(9,450)
Recoveries	934	798	2,104	—	3,836
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839
* Provision before increase of $687 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	3,144	629	1,985	717	6,475
Loans charged -off	(4,830)	(4,942)	(3,615)	—	(13,387)
Recoveries	3,149	472	1,401	—	5,022
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068
* Provision before increase of $1.4 million in 2013 for increase in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2012
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,119	$2,728	$3,889	$505	$19,241
Provision for loan losses*	2,400	5,196	2,243	1,161	11,000
Loans charged -off	(4,176)	(2,598)	(3,640)	—	(10,414)
Recoveries	644	100	1,387	—	2,131
Ending Balance	$10,987	$5,426	$3,879	$1,666	$21,958
* Provision before decrease of $2.2 million in 2012 for increase in FDIC indemnification asset

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2014 and 2013:

Allowance for Loan Losses:		December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$1,911	$—	$—	$—	$1,911
Collectively evaluated for impairment	8,733	1,365	4,370	2,180	16,648
Acquired with deteriorated credit quality	271	9	—	—	280
BALANCE AT END OF YEAR	$10,915	$1,374	$4,370	$2,180	$18,839
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$14,573	$33	$—		$14,606
Collectively evaluated for impairment	1,030,949	468,872	267,880		1,767,701
Acquired with deteriorated credit quality	4,887	1,631	—		6,518
BALANCE AT END OF YEAR	$1,050,409	$470,536	$267,880		$1,788,825

Allowance for Loan Losses:		December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$3,158	$—	$—	$—	$3,158
Collectively evaluated for impairment	8,421	1,408	3,650	2,383	15,862
Acquired with deteriorated credit quality	871	177	—	—	1,048
BALANCE AT END OF YEAR	$12,450	$1,585	$3,650	$2,383	$20,068
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$18,825	$37	$—		$18,862
Collectively evaluated for impairment	1,020,771	481,439	269,352		1,771,562
Acquired with deteriorated credit quality	8,001	2,397	—		10,398
BALANCE AT END OF YEAR	$1,047,597	$483,873	$269,352		$1,800,822

The following table presents loans individually evaluated for impairment by class of loan.

December 31, 2014			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,200	$926	$—	$2,589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	58	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	292	292	—	58	—	—
Residential
First Liens	—	—	—	5	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,388	5,874	1,056	6,177	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,654	6,654	753	6,698		—
Agriculture	—	—	—	—	—	—
All Other Commercial	827	827	102	1,112	—	—
Residential
First Liens	33	33	—	35	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,394	$14,606	$1,911	$16,732	$—	$—

December 31, 2013			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,120	$1,918	$—	$1,555	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	271	105	—	26	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	7	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	10,134	8,620	1,612	13,029	217	217
Farmland	—	—	—	356	113	113
Non Farm, Non Residential	7,664	7,204	1,500	7,921		—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,062	1,062	46	2,979	—	—
Residential
First Liens	37	37	—	524	—	—
Home Equity	—	—	—	113	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	2,216	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$21,288	$18,946	$3,158	$28,726	$330	$330

December 31, 2012			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,013	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	1,679	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	150	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	50	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	16,738	—	—
Farmland	891	—	—
Non Farm, Non Residential	5,000	179	—
Agriculture	—	—	—
All Other Commercial	1,362	—	—
Residential
First Liens	1,230	—	—
Home Equity	75	—	—
Junior Liens	176	—	—
Multifamily	2,216	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$30,580	$179	$—

The following table presents the recorded investment in nonperforming loans by class of loans.

	December 31, 2014
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$7	$4,961	$3,720
Farmland	—	—	—	79
Non Farm, Non Residential	—	10	3,987	3,388
Agriculture	—	—	—	767
All Other Commercial	—	—	—	1,258
Residential
First Liens	603	4,357	842	3,861
Home Equity	88	—	—	404
Junior Liens	12	—	—	275
Multifamily	—	—	—	—
All Other Residential	5	—	—	111
Consumer
Motor Vehicle	162	257	83	210
All Other Consumer	3	1	269	961
TOTAL	$873	$4,632	$10,142	$15,034

	December 31, 2013
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$240	$—	$6,578	$6,861
Farmland	—	—	—	99
Non Farm, Non Residential	489	11	5,676	4,918
Agriculture	—	—	—	134
All Other Commercial	—	—	—	1,412
Residential
First Liens	1,100	3,752	531	4,047
Home Equity	40	—	—	195
Junior Liens	147	—	—	390
Multifamily	—	—	61	433
All Other Residential	1	—	—	130
Consumer
Motor Vehicle	187	370	256	186
All Other Consumer	3	17	—	974
TOTAL	$2,207	$4,150	$13,102	$19,779

The commercial and industrial loans and non farm, non residential loans included in restructured loans above are also on non-accrual.

Covered loans included in loans past due over 90 days still on accrual are $37 thousand at December 31, 2014 and $580 thousand at December 31, 2013. Covered loans included in non-accrual loans are $274 thousand at December 31, 2014 and $1.1 million at December 31, 2013. No covered loans are deemed impaired at December 31, 2014. On December 31, 2013 there were $84 thousand of covered loans deemed impaired that had no allowance for loan loss allocated to them. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$12,327	$4,330	$644	$17,301
Added	441	1,523	347	2,311
Charged Off	(1,069)	(93)	(109)	(1,271)
Payments	(2,744)	(571)	(268)	(3,583)
December 31,	$8,955	$5,189	$614	$14,758

				2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$16,474	$4,107	$704	$21,285
Added	1,561	841	270	2,672
Charged Off	—	(32)	(50)	(82)
Payments	(5,708)	(586)	(280)	(6,574)
December 31,	$12,327	$4,330	$644	$17,301

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

During the years ended December 31, 2014 and 2013 the Corporation modified 69 and 32 loans respectively. In 2014 there were 40 of the 69 loans modified that were smaller balance consumer loans and in 2013 there were 30 of the 32 loans modified that were consumer in nature. There were 2 loans that were charged off within 12 months of the modification for the 2013 that were insignificant to the allowance for loans losses and had no impact on the provision for loan losses. There were no loans that were charged off within 12 months of the modification for the 2014.

The Corporation has allocated $0.7 million and $2.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2014 and 2013, respectively. The Corporation has not committed to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2014	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$574	$416	$3,046	$4,036	$451,549	$455,585
Farmland	—	—	—	—	95,452	95,452
Non Farm, Non Residential	1,528	68	202	1,798	232,440	234,238
Agriculture	246	18	502	766	149,099	149,865
All Other Commercial	255	—	—	255	115,014	115,269
Residential
First Liens	6,011	963	1,522	8,496	308,068	316,564
Home Equity	141	33	310	484	40,043	40,527
Junior Liens	270	83	217	570	31,487	32,057
Multifamily	—	—	—	—	72,310	72,310
All Other Residential	112	—	5	117	8,961	9,078
Consumer
Motor Vehicle	3,026	557	180	3,763	242,406	246,169
All Other Consumer	114	7	3	124	21,587	21,711
TOTAL	$12,277	$2,145	$5,987	$20,409	$1,768,416	$1,788,825

			Greater
December 31, 2013	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,076	$266	$7,900	$9,242	$459,076	$468,318
Farmland	—	—	—	—	92,602	92,602
Non Farm, Non Residential	362	—	2,042	2,404	239,183	241,587
Agriculture	31	32	—	63	136,388	136,451
All Other Commercial	50	217	188	455	108,184	108,639
Residential
First Liens	5,594	1,513	1,701	8,808	324,141	332,949
Home Equity	307	7	40	354	41,350	41,704
Junior Liens	392	170	471	1,033	32,269	33,302
Multifamily	103	19	400	522	66,138	66,660
All Other Residential	88	—	1	89	9,169	9,258
Consumer
Motor Vehicle	3,579	612	227	4,418	243,146	247,564
All Other Consumer	123	22	7	152	21,636	21,788
TOTAL	$11,705	$2,858	$12,977	$27,540	$1,773,282	$1,800,822

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2014		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$393,449	$29,081	$24,013	$2,900	$4,717	$454,160
Farmland	85,772	7,618	436	—	13	93,839
Non Farm, Non Residential	186,346	21,765	25,613	36	—	233,760
Agriculture	138,713	7,399	1,746	177	67	148,102
All Other Commercial	101,942	4,356	7,055	33	1,275	114,661
Residential
First Liens	104,854	5,929	7,733	1,035	196,008	315,559
Home Equity	12,592	375	1,374	6	26,116	40,463
Junior Liens	8,112	173	561	63	23,053	31,962
Multifamily	69,080	1,801	1,249	—	3	72,133
All Other Residential	1,799	—	28	—	7,228	9,055
Consumer
Motor Vehicle	11,135	402	224	—	233,302	245,063
All Other Consumer	3,169	141	87	21	18,175	21,593
TOTAL	$1,116,963	$79,040	$70,119	$4,271	$509,957	$1,780,350

December 31, 2013		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$406,650	$18,968	$30,986	$4,069	$6,426	$467,099
Farmland	86,633	3,631	347	—	445	91,056
Non Farm, Non Residential	207,115	13,408	19,719	809	—	241,051
Agriculture	128,137	6,482	105	—	71	134,795
All Other Commercial	93,515	2,297	10,038	44	2,243	108,137
Residential
First Liens	114,074	3,834	8,498	995	204,416	331,817
Home Equity	12,883	274	1,071	113	27,295	41,636
Junior Liens	8,858	60	550	67	23,654	33,189
Multifamily	63,073	1,908	1,482	48	—	66,511
All Other Residential	3,643	—	31	—	5,550	9,224
Consumer
Motor Vehicle	11,447	219	510	9	234,210	246,395
All Other Consumer	3,507	46	79	22	17,984	21,638
TOTAL	$1,139,535	$51,127	$73,416	$6,176	$522,294	$1,792,548

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
Land	$11,353	$11,423
Building and leasehold improvements	55,074	54,353
Furniture and equipment	45,602	42,546
	112,029	108,322
Less accumulated depreciation	(60,227)	(56,873)
TOTAL	$51,802	$51,449

Aggregate depreciation expense was $4.98 million, $4.29 million and $3.74 million for 2014, 2013 and 2012, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $0.9 million, $1.0 million, and $1.1 million for 2014, 2013, and 2012. Rent commitments, before considering renewal options that generally are present, were as follows:

2015	$901
2016	720
2017	391
2018	304
2019	204
Thereafter	1,188
$3,708

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2014 and 2013. Management does not believe any amount of goodwill is impaired.

In July of 2013 First Financial Bank acquired branch locations from Bank of America. The intangible assets purchased included core deposit intangible of $2.2 million. Goodwill of $1.9 million was recorded with the purchase.

Intangible assets subject to amortization at December 31, 2014 and 2013 are as follows:

	2014		2013
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Customer list intangible	$4,669	$4,227	$4,669	$4,120
Core deposit intangible	10,836	7,377	10,836	6,450
	$15,505	$11,604	$15,505	$10,570

 Aggregate amortization expense was $1.03 million, $1.20 million and $1.36 million for 2014, 2013 and 2012, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2015	$820
2016	679
2017	550
2018	505
2019	421

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2015	$276,729
2016	81,933
2017	62,879
2018	33,960
2019	16,505

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2014 and 2013 is presented below:

(Dollar amounts in thousands)	2014	2013
Federal funds purchased	$21,192	$30,679
Repurchase-agreements	26,823	28,913
	$48,015	$59,592

(Dollar amounts in thousands)	2014	2013
Average amount outstanding	$45,697	$37,990
Maximum amount outstanding at a month end	96,452	83,452
Average interest rate during year	0.22%	0.20%
Interest rate at year-end	0.20%	0.12%

Federal funds purchased are generally due in one day and bear interest at market rates. Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance. The Corporation maintains possession of and control over these securities.

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2014 and 2013 are summarized as follows:

(Dollar amounts in thousands)	2014	2013
FHLB advances	$12,886	$58,288

The aggregate minimum annual retirements of other borrowings are as follows:

2015	$2,297
2016	10,223
2017	366
2018	—
2019	—
Thereafter	—
$12,886

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. The advances from the FHLB, aggregating $12.9 million, including $12.4 million at December 31, 2014 contractually due and a purchase premium of $519 thousand, and $58.3 million, including $57.5 million at December 31, 2013 contractually due and a purchase premium of $816 thousand, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 3.1% to 6.6% in 2014 and 3.1% to 6.6% in 2013. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $83.6 million at December 31, 2014, and $15.9 million at December 31, 2013, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $210.6 million at year end 2014. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2014	2013	2012
Federal:
Currently payable	$9,388	$10,177	$12,074
Deferred	2,120	740	(455)
	11,508	10,917	11,619
State:
Currently payable	1,928	3,629	1,887
Deferred	753	(779)	312
	2,681	2,850	2,199
TOTAL	$14,189	$13,767	$13,818

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2014	2013	2012
Federal income taxes computed at the statutory rate	$16,786	$15,856	$16,320
Add (deduct) tax effect of:
Tax exempt income	(4,016)	(3,760)	(3,864)
ESOP dividend deduction	(284)	(105)	(258)
State tax, net of federal benefit	1,743	1,852	1,444
Affordable housing credits	(148)	(148)	(148)
Other, net	108	72	324
TOTAL	$14,189	$13,767	$13,818

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

(Dollar amounts in thousands)	2014	2013
Deferred tax assets:
Other than temporary impairment	$5,417	$5,820
Net unrealized losses on retirement plans	16,068	6,815
Net unrealized losses on securities available for sale	—	2,701
Loan loss provisions	7,232	7,845
Deferred compensation	6,637	7,118
Compensated absences	894	857
Post-retirement benefits	2,014	2,045
Deferred loss on acquisition	1,377	929
Other	2,185	2,771
GROSS DEFERRED ASSETS	41,824	36,901
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(5,831)	—
Depreciation	(2,423)	(2,528)
Mortgage servicing rights	(561)	(752)
Pensions	(2,182)	(1,818)
Intangibles	(1,652)	(1,086)
Other	(2,173)	(1,563)
GROSS DEFERRED LIABILITIES	(14,822)	(7,747)
NET DEFERRED TAX ASSETS (LIABILITIES)	$27,002	$29,154

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2014	2013	2012
Balance at January 1	$676	$777	$862
Additions based on tax positions related to the current year	72	65	86
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(159)	(166)	(171)
Balance at December 31	$589	$676	$777

Of this total, $589 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2014, 2013 and 2012 was an expense decrease of $21, $31 and $2, respectively. The amount accrued for interest and penalties at December 31, 2014, 2013 and 2012 was $44, $65 and $96, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2011.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2014	2013
Home Equity	$54,388	$58,447
Commercial Operating Lines	249,354	265,910
Other Commitments	50,850	51,113
TOTAL	$354,592	$375,470
Commercial letters of credit	$7,684	$7,642

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 3.25% to 5.25% in 2014. In 2013 this range of rates was from 3.25% to 6.50%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $13.1 and $14.1 million at December 31, 2014 and 2013. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $1.1 million and $1.2 million at December 31, 2014 and 2013.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $3.24 million, $2.11 million and $3.64 million in 2014, 2013 and 2012. The Corporation contributed $1.25 million, $1.22 million and $1.44 million to the ESOP in 2014, 2013 and 2012. There were contributions of $716 thousand and $629 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2014 and 2013 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2014	2013	2012
Service cost - benefits earned	$2,040	$2,238	$4,872
Interest cost on projected benefit obligation	3,756	3,383	3,667
Loss due to settlement	2,676	—	—
Expected return on plan assets	(3,794)	(3,309)	(3,258)
Net amortization and deferral	750	2,075	2,434
Net periodic pension cost	5,428	4,387	7,715
Net loss (gain) during the period	23,111	(14,697)	3,842
Adjustment to loss due to settlement	(2,676)	—	—
Settlement	(7,148)	—	—
Curtailment gain	—	—	(5,700)
Amortization of prior service cost	9	16	(166)
Amortization of unrecognized gain (loss)	(759)	(2,091)	(2,270)
Total recognized in other comprehensive (income) loss	12,537	(16,772)	(4,294)
Total recognized net periodic pension cost and other comprehensive income	$17,965	$(12,385)	$3,421

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.1 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$81,469	$86,807
Service cost	2,040	2,238
Interest cost	3,756	3,383
Actuarial (gain) loss	22,274	(7,098)
Settlement	(7,148)	—
Benefits paid	(4,256)	(3,861)
Benefit obligation at December 31	98,135	81,469
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	67,233	57,491
Actual return on plan assets	2,957	10,909
Employer contributions	3,779	2,694
Settlement	(7,148)	—
Benefits paid	(4,256)	(3,861)
Fair value of plan assets at December 31	62,565	67,233
Funded status at December 31 (plan assets less benefit obligation)	$(35,570)	$(14,236)

Amounts recognized in accumulated other comprehensive income at December 31, 2014 and 2013 consist of:

(Dollar amounts in thousands)	2014	2013
Net loss (gain)	$23,111	$(14,697)
Prior service cost (credit)	9	16
	$23,120	$(14,681)
 The accumulated benefit obligation for the defined benefit pension plan was $91.5 million and $75.7 million at year-end
2014 and 2013.

Principal assumptions used to determine pension benefit obligation at year end:	2014	2013
Discount rate	3.95%	4.95%
Rate of increase in compensation levels	3.00	3.50

Principal assumptions used to determine net periodic pension cost:	2014	2013
Discount rate	4.95%	4.05%
Rate of increase in compensation levels	3.50	3.50
Expected long-term rate of return on plan assets	6.00	6.00
The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2014 and 2013 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Pecentage of Plan Assets at December 31,		ESOP Pecentage of Plan Assets at December 31,
ASSET CATEGORY	2014	2014	2014	2013	2014	2013
Equity securities	40-65%	95-99%	59%	64%	99%	99%
Debt securities	35-60%	0-0%	38%	34%	—%	—%
Other	0-10%	0-5%	3%	2%	1%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2014 and 2013, by asset category, is as follows:

		Fair Value Measurments at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$44,732	$44,732	$—	$—
Debt securities	15,245	—	15,245	—
Investment Funds	2,588	2,588	—	—
Total plan assets	$62,565	$47,320	$15,245	$—

		Fair Value Measurments at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$53,112	$53,112	$—	$—
Debt securities	12,015	—	12,015	—
Investment Funds	2,106	2,106	—	—
Total plan assets	$67,233	$55,218	$12,015	$—

The investment objective for the retirement program is to maximize total return without exposure to undue risk. Asset allocation favors equities. This target includes the Corporation's ESOP, which is fully invested in corporate stock. Other investment allocations include fixed income securities and cash.

The plan is prohibited from investing in the following: private placement equity and debt transactions; letter stock and uncovered options; short-sale margin transactions and other specialized investment activity; and fixed income or interest rate futures. All other investments not prohibited by the plan are permitted.

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $22.5 million (36 percent of total plan assets) and $31.4 million (47 percent of total plan assets) at December 31, 2014 and 2013, respectively. In addition the ESOP for non plan participants holds an estimated $1.4 million and $671 thousand of First Financial Corporation stock at December 31, 2014 and December 31, 2013 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $1.8 million to its pension plan and $1.1 million to its ESOP in 2015.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2015	$4,730
2016	4,891
2017	5,022
2018	5,143
2019	5,403
2020-2024	29,658

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $268 thousand in 2014 and $341 thousand in 2013. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2014	2013	2012
Net loss (gain) during the period	$932	$(333)	$442
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(7)	(68)	(79)
Total recognized in other comprehensive (income) loss	$925	$(401)	$363

The Corporation has $3.6 million and $2.4 million recognized in the balance sheet as a liability at December 31, 2014 and 2013. Amounts in accumulated other comprehensive income consist of $1.2 million net loss at December 31, 2014 and $316 thousand net loss at December 31, 2013. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $88 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2015	$—
2016	293
2017	289
2018	284
2019	280
2020-2024	1,316

Post-retirement medical benefits —

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2014 and 2013 are as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$4,088	$4,395
Service cost	53	68
Interest cost	175	173
Plan participants' contributions	39	37
Actuarial (gain) loss	456	(338)
Benefits paid	(252)	(247)
Benefit obligation at December 31	$4,559	$4,088
Funded status at December 31	$4,559	$4,088

Amounts recognized in accumulated other comprehensive income consist of a net loss of $521 thousand at December 31, 2014 and $63 thousand net loss at December 31, 2013. The post-retirement benefits paid in 2014 and 2013 of $252 thousand and $247 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2014	2013
Discount rate	3.95%	4.95%
Initial weighted health care cost trend rate	7.50	7.50
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2015	2016

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Service cost	$53	$68	$60
Interest cost	175	173	173
Amortization of transition obligation	—	60	60
Recognized actuarial loss	—	—	—
Net periodic benefit cost	228	301	293
Net loss (gain) during the period	456	(338)	311
Amortization of prior service cost	—	(59)	(60)
Total recognized in other comprehensive income (loss)	456	(397)	251
Total recognized net periodic benefit cost and other comprehensive income	$684	$(96)	$544

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$2	$1
Effect on post-retirement benefit obligation	39	35

Contributions — The Corporation expects to contribute $247 thousand to its other post-retirement benefit plan in 2015.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2015	$247
2016	262
2017	266
2018	266
2019	267
2020-2024	1,378

The Corporation's post retirement benefit plans described above were all impacted by the introduction of new mortality tables that were introduced in 2014. Each plan experienced an increase in benefit obligation during 2014 of which approximately $8.5 million is attributable to the adoption of these new tables.

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

During the first quarter of 2014 and 2013, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the closing price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right retain shares to satisfy any withholding tax obligation. A total of 91,881 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 608,119 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $1.02 million, $733 thousand and $487 thousand in 2014, 2013 and 2012, respectively.

		2014		2013
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	30,496	33.49	26,431	36.88
Granted during the year	22,019	32.17	30,219	30.55
Vested during the year	(30,431)	33.52	(21,439)	34.21
Forfeited during the year	—	—	(4,715)	36.88
Nonvested balance at December 31,	22,084	31.63	30,496	33.49

As of December 31, 2014 and 2013, there was $698 thousand and $1.2 million, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2014 and 2013 was $1.1 million and $784 thousand, respectively.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	13,911	(14,934)	(1,023)
Amounts reclassified from accumulated other comprehensive income	2	461	463
Net current period other comprehensive income (loss)	13,913	(14,473)	(560)
Ending balance, December 31	$10,278	$(24,807)	$(14,529)

	Unrealized
	gains and	2013
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$13,431	$(20,903)	$(7,472)
Change in other comprehensive income before reclassification	(16,812)	—	(16,812)
Amounts reclassified from accumulated other comprehensive income	(254)	10,569	10,315
Net current period other comprehensive income (loss)	(17,066)	10,569	(6,497)
Ending balance, December 31	$(3,635)	$(10,334)	$(13,969)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2014	Change	12/31/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$9,663	$7,164
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	4,250	3,114
Total unrealized gain (loss) on securities available-for-sale	$(3,635)	$13,913	$10,278
Unrealized loss on retirement plans	(10,334)	(14,473)	(24,807)
TOTAL	$(13,969)	$(560)	$(14,529)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2013	Change	12/31/2013
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$17,044	$(19,543)	$(2,499)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(3,613)	2,477	(1,136)
Total unrealized gain (loss) on securities available-for-sale	$13,431	$(17,066)	$(3,635)
Unrealized loss on retirement plans	(20,903)	10,569	(10,334)
TOTAL	$(7,472)	$(6,497)	$(13,969)

	Balance as of December 31, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(3)	Net securities gains (losses)
on available-for-sale	1	Income tax expense
securities	$(2)	Net of tax

Amortization of	$(756)	(a)
retirement plan items	295	Income tax expense
	$(461)	Net of tax
Total reclassifications for the period	$(463)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance as of December 31, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$423	Net securities gains (losses)
on available-for-sale	(169)	Income tax expense
securities	$254	Net of tax

Amortization of	$(17,615)	(a)
retirement plan items	7,046	Income tax expense
	$(10,569)	Net of tax
Total reclassifications for the period	$(10,315)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance at December 31, 2012
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$886	Net securities gains (losses)
on available-for-sale	(354)	Income tax expense
securities	$532	Net of tax

Amortization of	$(3,885)	(a)
retirement plan items	1,554	Income tax expense
	$(2,331)	Net of tax
Total reclassifications for the period	$(1,799)	Net of tax

(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

18.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2014, approximately $51.0 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2014 and 2013, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2014 and 2013.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2014	$386,622	17.86%	$173,211	8.00%	N/A	N/A
Corporation – 2013	$375,601	17.13%	$175,372	8.00%	N/A	N/A
First Financial Bank – 2014	358,631	17.13%	167,472	8.00%	209,340	10.00%
First Financial Bank – 2013	349,968	16.49%	169,745	8.00%	212,181	10.00%
Tier I risk-based capital
Corporation – 2014	$367,783	16.99%	$86,605	4.00%	N/A	N/A
Corporation – 2013	$355,533	16.22%	$87,686	4.00%	N/A	N/A
First Financial Bank – 2014	342,452	16.36%	83,736	4.00%	125,604	6.00%
First Financial Bank – 2013	332,644	15.68%	84,872	4.00%	127,309	6.00%
Tier I leverage capital
Corporation – 2014	$367,783	12.33%	$119,356	4.00%	N/A	N/A
Corporation – 2013	$355,533	11.69%	$121,622	4.00%	N/A	N/A
First Financial Bank – 2014	342,452	11.83%	115,770	4.00%	144,712	5.00%
First Financial Bank – 2013	332,644	11.40%	116,711	4.00%	145,889	5.00%

19.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2014 and 2013, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2014, are as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
ASSETS
Cash deposits in affiliated banks	$3,639	$4,654
Investments in subsidiaries	396,486	388,937
Land and headquarters building, net	5,791	4,688
Other	103	258
Total Assets	$406,019	$398,537
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	$6,341	$6,405
Other liabilities	5,464	5,937
TOTAL LIABILITIES	11,805	12,342
Shareholders' Equity	394,214	386,195
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$406,019	$398,537

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Dividends from subsidiaries	$26,530	$7,130	$16,347
Other income	724	1,144	1,149
Interest on borrowings	—	—	(225)
Other operating expenses	(2,747)	(3,113)	(3,383)
Income before income taxes and equity in undistributed earnings of subsidiaries	24,507	5,161	13,888
Income tax benefit	1,156	988	1,267
Income before equity in undistributed earnings of subsidiaries	25,663	6,149	15,155
Equity in undistributed earnings of subsidiaries	8,109	25,385	17,657
Net income	$33,772	$31,534	$32,812

Comprehensive income	$33,212	$25,037	$35,834

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,772	$31,534	$32,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	173	172
Equity in undistributed earnings	(8,109)	(25,385)	(17,657)
Contribution of shares to ESOP	1,253	1,218	1,439
Securities impairment loss recognized in earnings	—	—	11
Securities (gains) losses	—	(420)	(435)
Restricted stock compensation	1,072	611	488
Increase (decrease) in other liabilities	(473)	(512)	610
(Increase) decrease in other assets	155	485	188
NET CASH FROM OPERATING ACTIVITIES	27,866	7,704	17,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	—	740	1,700
Investment in First Financial Bank Risk Management	—	—	(250)
Purchase of furniture and fixtures	(1,299)	(5)	(24)
NET CASH FROM INVESTING ACTIVITIES	(1,299)	735	1,426
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	—	(6,196)
Purchase of treasury stock	(14,633)	—	—
Dividends paid	(12,949)	(12,766)	(12,425)
NET CASH FROM FINANCING ACTIVITES	(27,582)	(12,766)	(18,621)
NET (DECREASE) INCREASE IN CASH	(1,015)	(4,327)	433
CASH, BEGINNING OF YEAR	4,654	8,981	8,548
CASH, END OF YEAR	$3,639	$4,654	$8,981
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$225
Income taxes	$9,354	$13,822	$12,638

20.	SELECTED QUARTERLY DATA (UNAUDITED):

	2014
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$28,824	$1,682	$27,142	$1,960	$7,831	$0.59
June 30	$28,115	$1,509	$26,606	$(356)	$8,488	$0.63
September 30	$28,376	$1,231	$27,145	$1,506	$8,272	$0.62
December 31	$28,043	$1,104	$26,939	$1,962	$9,181	$0.71

	2013
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$28,942	$2,769	$26,173	$3,021	$7,693	$0.58
June 30	$28,305	$2,567	$25,738	$2,960	$6,446	$0.48
September 30	$29,719	$1,921	$27,798	$495	$8,472	$0.64
December 31	$29,255	$1,704	$27,551	$1,384	$8,923	$0.67

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2014 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2014 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2014 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	608,119
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	608,119

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2014 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2014 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2014 and 2013
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 effective January 1, 2014 incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 10, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2015 Schedule of Director Compensation
10.4*	2015 Schedule of Named Executive Officer Compensation
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q filed May 10, 2012.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 5, 2015
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 5, 2015
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 5, 2015
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 5, 2015
Thomas T. Dinkel, Director

/s/ Anton H. George	March 5, 2015
Anton H. George, Director

/s/ Gregory L. Gibson	March 5, 2015
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 5, 2015
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 5, 2015
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 5, 2015
Virginia L. Smith, Director

/s/ William J. Voges	March 5, 2015
William J. Voges, Director

/s/ William R. Krieble	March 5, 2015
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

10.3	2015 Schedule of Director Compensation

10.4	2015 Schedule of Named Executive Officers Compensation

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2014, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.