Form 10-Q
period 2015-03-31
FIRST FINANCIAL CORP /IN/
filed 2015-05-08
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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
Yes ☐ No ☒.

As of May 4, 2015, the registrant had outstanding 12,952,169 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$88,492	$78,102
Federal funds sold	12,688	8,000
Securities available-for-sale	906,341	897,053
Loans:
Commercial	1,041,694	1,044,522
Residential	448,842	469,172
Consumer	264,529	266,656
	1,755,065	1,780,350
(Less) plus:
Net deferred loan costs	1,539	1,078
Allowance for loan losses	(19,351)	(18,839)
	1,737,253	1,762,589
Restricted Stock	16,404	16,404
Accrued interest receivable	11,381	11,593
Premises and equipment, net	50,970	51,802
Bank-owned life insurance	81,149	80,730
Goodwill	39,489	39,489
Other intangible assets	3,685	3,901
Other real estate owned	3,830	3,965
Other assets	44,154	48,857
TOTAL ASSETS	$2,995,836	$3,002,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$537,686	$556,389
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	48,074	53,733
Other interest-bearing deposits	1,878,189	1,847,075
	2,463,949	2,457,197
Short-term borrowings	28,462	48,015
FHLB advances	12,812	12,886
Other liabilities	81,586	90,173
TOTAL LIABILITIES	2,586,809	2,608,271

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,557,815 in 2015 and 14,538,132 in 2014
Outstanding shares-12,952,169 in 2015 and 12,942,175 in 2014	1,815	1,815
Additional paid-in capital	72,576	72,405
Retained earnings	385,731	377,970
Accumulated other comprehensive loss	(7,303)	(14,529)
Less: Treasury shares at cost-1,605,646 in 2015 and 1,595,957 in 2014	(43,792)	(43,447)
TOTAL SHAREHOLDERS’ EQUITY	409,027	394,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,995,836	$3,002,485
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$20,807	$22,218
Securities:
Taxable	4,061	4,444
Tax-exempt	1,779	1,746
Other	431	416
TOTAL INTEREST INCOME	27,078	28,824
INTEREST EXPENSE:
Deposits	1,020	1,290
Short-term borrowings	13	14
Other borrowings	50	378
TOTAL INTEREST EXPENSE	1,083	1,682
NET INTEREST INCOME	25,995	27,142
Provision for loan losses	1,450	1,960
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	24,545	25,182
NON-INTEREST INCOME:
Trust and financial services	1,492	1,489
Service charges and fees on deposit accounts	2,326	2,484
Other service charges and fees	2,838	2,839
Securities gains/(losses), net	4	—
Insurance commissions	1,553	1,913
Gain on sales of mortgage loans	359	376
Other	1,489	1,010
TOTAL NON-INTEREST INCOME	10,061	10,111
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,058	14,096
Occupancy expense	1,864	1,925
Equipment expense	1,772	1,658
FDIC Expense	430	487
Other	4,869	5,539
TOTAL NON-INTEREST EXPENSE	23,993	23,705
INCOME BEFORE INCOME TAXES	10,613	11,588
Provision for income taxes	2,852	3,757
NET INCOME	7,761	7,831
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	4,762	5,303
Change in funded status of post retirement benefits, net of taxes	2,464	115
COMPREHENSIVE INCOME	$14,987	$13,249
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.60	$0.59
Weighted average number of shares outstanding (in thousands)	12,948	13,349
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2015, and 2014
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	7,831	—	—	7,831
Other comprehensive income	—	—	—	5,418	—	5,418
Omnibus Equity Incentive Plan	1	241	—	—	—	242
Treasury shares purchased (9,776 shares)	—	—	—	—	(357)	(357)
Balance, March 31, 2014	$1,812	$71,315	$364,914	$(8,551)	$(30,161)	$399,329

Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	7,761	—	—	7,761
Other comprehensive income	—	—	—	7,226	—	7,226
Omnibus Equity Incentive Plan	—	171	—	—	—	171
Treasury shares purchased (9,689 shares)	—	—	—	—	(345)	(345)
Balance, March 31, 2015	$1,815	$72,576	$385,731	$(7,303)	$(43,792)	$409,027
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,761	$7,831
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	745	646
Provision for loan losses	1,450	1,960
Securities (gains) losses	(4)	—
(Gain) loss on sale of other real estate	(32)	47
Restricted stock compensation	171	242
Depreciation and amortization	1,435	1,346
Other, net	1,848	1,627
NET CASH FROM OPERATING ACTIVITIES	13,374	13,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	400	—
Calls, maturities and principal reductions on securities available-for-sale	35,064	34,724
Purchases of securities available-for-sale	(37,723)	(33,387)
Loans made to customers, net of repayment	23,503	5,765
Proceeds from sales of other real estate owned	573	516
Net change in federal funds sold	(4,688)	(5,515)
Additions to premises and equipment	(387)	(273)
NET CASH FROM INVESTING ACTIVITIES	16,742	1,830
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	6,732	48,070
Net change in short-term borrowings	(19,553)	(23,882)
Maturities of other borrowings	—	(20,000)
Purchase of treasury stock	(345)	(357)
Dividends paid	(6,560)	(6,405)
NET CASH FROM FINANCING ACTIVITIES	(19,726)	(2,574)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,390	12,955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,102	71,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,492	$83,988
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2015 and 2014 consolidated financial statements are unaudited. The December 31, 2014 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2014 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2015 and 2014, 19,683 and 22,019 shares were awarded, respectively. These shares had a grant date value of $667 thousand and $708 thousand for 2015 and 2014, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	7	376	830	237	1,450
Loans charged -off	(336)	(225)	(1,262)	—	(1,823)
Recoveries	232	97	556	—	885
Ending Balance	$10,818	$1,622	$4,494	$2,417	$19,351

Allowance for Loan Losses:	March 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	732	66	800	127	1,725
Loans charged -off	(936)	(172)	(1,053)	—	(2,161)
Recoveries	207	102	467	—	776
Ending Balance	$12,453	$1,581	$3,864	$2,510	$20,408

* Provision before increase of $235 thousand in 2014 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2015 and December 31, 2014.

Allowance for Loan Losses	March 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$1,557	$—	$—	$—	$1,557
Collectively evaluated for impairment	8,998	1,622	4,494	2,417	17,531
Acquired with deteriorated credit quality	263	—	—	—	263
Ending Balance	$10,818	$1,622	$4,494	$2,417	$19,351

Loans:	March 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$14,586	$265	$—	$14,851
Collectively evaluated for impairment	1,027,643	448,251	265,661	1,741,555
Acquired with deteriorated credit quality	4,932	1,617	—	6,549
Ending Balance	$1,047,161	$450,133	$265,661	$1,762,955

Allowance for Loan Losses:	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	1,911	—	—	—	1,911
Collectively evaluated for impairment	8,733	1,365	4,370	2,180	16,648
Acquired with deteriorated credit quality	271	9	—	—	280
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839

Loans	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	14,573	33	—	14,606
Collectively evaluated for impairment	1,030,949	468,872	267,880	1,767,701
Acquired with deteriorated credit quality	4,887	1,631	—	6,518
Ending Balance	$1,050,409	$470,536	$267,880	$1,788,825

The following tables present loans individually evaluated for impairment by class of loans.

March 31, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$251	$251	$—	$589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	256	256	—	274	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	8,824	7,017	575	6,446	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,482	6,482	885	6,568	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	580	580	97	704	—	—
Residential
First Liens	265	265	—	149	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,658	$14,851	$1,557	$14,730	$—	$—

March 31, 2014
	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,906	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	104	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	8,085	—	—
Farmland	—	—	—
Non Farm, Non Residential	6,740	—	—
Agriculture	—	—	—
All Other Commercial	1,046	—	—
Residential
First Liens	37	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$17,918	$—	$—

			December 31, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,200	$926	$—	$2,589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	58	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	292	292	—	58	—	—
Residential
First Liens	—	—	—	5	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,388	5,874	1,056	6,177	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,654	6,654	753	6,698	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	827	827	102	1,112	—	—
Residential
First Liens	33	33	—	35	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,394	$14,606	$1,911	$16,732	$—	$—

The table below presents the recorded investment in non-performing loans.

	March 31, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$48	$7	$4,877	$3,944
Farmland	—	—	—	74
Non Farm, Non Residential	—	9	3,943	3,472
Agriculture	—	—	—	444
All Other Commercial	—	—	—	830
Residential
First Liens	416	4,736	897	4,301
Home Equity	103	—	—	296
Junior Liens	49	—	—	176
Multifamily	—	—	—	—
All Other Residential	6	—	—	104
Consumer
Motor Vehicle	92	238	27	165
All Other Consumer	5	—	310	1,062
TOTAL	$719	$4,990	$10,054	$14,868

	December 31, 2014
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$7	$4,961	$3,720
Farmland	—	—	—	79
Non Farm, Non Residential	—	10	3,987	3,388
Agriculture	—	—	—	767
All Other Commercial	—	—	—	1,258
Residential
First Liens	603	4,357	842	3,861
Home Equity	88	—	—	404
Junior Liens	12	—	—	275
Multifamily	—	—	—	—
All Other Residential	5	—	—	111
Consumer
Motor Vehicle	162	257	83	210
All Other Consumer	3	1	269	961
TOTAL	$873	$4,632	$10,142	$15,034

There are no loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at March 31, 2015 and there were $37 thousand at December 31, 2014. There were $280 thousand of covered loans included in non-accrual loans at March 31, 2015 and there were $274 thousand at December 31, 2014. There were no covered loans at March 31, 2015 or December 31, 2014 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$835	$190	$3,425	$4,450	$473,658	$478,108
Farmland	42	—	—	42	95,681	95,723
Non Farm, Non Residential	299	76	257	632	224,880	225,512
Agriculture	126	—	177	303	127,201	127,504
All Other Commercial	100	—	257	357	119,957	120,314
Residential
First Liens	3,186	363	1,242	4,791	306,789	311,580
Home Equity	146	18	191	355	38,215	38,570
Junior Liens	316	64	184	564	30,966	31,530
Multifamily	174	—	—	174	60,595	60,769
All Other Residential	22	—	6	28	7,656	7,684
Consumer
Motor Vehicle	2,156	285	106	2,547	242,859	245,406
All Other Consumer	57	—	5	62	20,193	20,255
TOTAL	$7,459	$996	$5,850	$14,305	$1,748,650	$1,762,955

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$574	$416	$3,046	$4,036	$451,549	$455,585
Farmland	—	—	—	—	95,452	95,452
Non Farm, Non Residential	1,528	68	202	1,798	232,440	234,238
Agriculture	246	18	502	766	149,099	149,865
All Other Commercial	255	—	—	255	115,014	115,269
Residential
First Liens	6,011	963	1,522	8,496	308,068	316,564
Home Equity	141	33	310	484	40,043	40,527
Junior Liens	270	83	217	570	31,487	32,057
Multifamily	—	—	—	—	72,310	72,310
All Other Residential	112	—	5	117	8,961	9,078
Consumer
Motor Vehicle	3,026	557	180	3,763	242,406	246,169
All Other Consumer	114	7	3	124	21,587	21,711
TOTAL	$12,277	$2,145	$5,987	$20,409	$1,768,416	$1,788,825

During the three months ended March 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	8,955	5,189	614	14,758
Added	—	579	49	628
Charged Off	—	(62)	(40)	(102)
Payments	(120)	(88)	(48)	(256)
March 31,	8,835	5,618	575	15,028

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	21,285
Added	—	133	68	201
Charged Off	(1,069)	—	(20)	(1,089)
Payments	(1,915)	(101)	(72)	(2,088)
March 31,	9,343	4,362	620	14,325

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2015 or 2014 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the quarters ended March 31, 2015 and 2014 did not result in any charge-offs or additional provision expense.

The Corporation has allocated $138 thousand and $1.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both March 31, 2015 and 2014, respectively. The Corporation has not committed to lend additional amounts as of March 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the quarters ended March 31, 2015 and 2014 were not of any restructurings that had taken place in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$413,969	$30,781	$26,548	$2,836	$2,674	$476,808
Farmland	86,491	7,438	492	—	12	94,433
Non Farm, Non Residential	188,390	14,259	22,346	36	—	225,031
Agriculture	115,942	6,940	2,557	177	99	125,715
All Other Commercial	105,789	6,397	5,763	107	1,651	119,707
Residential
First Liens	103,169	5,288	7,891	1,002	193,256	310,606
Home Equity	11,602	413	1,326	12	25,156	38,509
Junior Liens	7,642	112	565	61	23,056	31,436
Multifamily	57,893	1,513	1,222	—	4	60,632
All Other Residential	1,295	—	27	—	6,337	7,659
Consumer
Motor Vehicle	11,323	427	258	—	232,372	244,380
All Other Consumer	2,935	158	78	18	16,960	20,149
TOTAL	$1,106,440	$73,726	$69,073	$4,249	$501,577	$1,755,065

	December 31, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$393,449	$29,081	$24,013	$2,900	$4,717	$454,160
Farmland	85,772	7,618	436	—	13	93,839
Non Farm, Non Residential	186,346	21,765	25,613	36	—	233,760
Agriculture	138,713	7,399	1,746	177	67	148,102
All Other Commercial	101,942	4,356	7,055	33	1,275	114,661
Residential
First Liens	104,854	5,929	7,733	1,035	196,008	315,559
Home Equity	12,592	375	1,374	6	26,116	40,463
Junior Liens	8,112	173	561	63	23,053	31,962
Multifamily	69,080	1,801	1,249	—	3	72,133
All Other Residential	1,799	—	28	—	7,228	9,055
Consumer
Motor Vehicle	11,135	402	224	—	233,302	245,063
All Other Consumer	3,169	141	87	21	18,175	21,593
TOTAL	$1,116,963	$79,040	$70,119	$4,271	$509,957	$1,780,350

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,300	$65	$—	$1,365
Mortgage Backed Securities - Residential	174,682	7,817	(214)	182,285
Mortgage Backed Securities - Commercial	16	—	—	16
Collateralized Mortgage Obligations	496,720	4,686	(3,345)	498,061
State and Municipal Obligations	199,789	9,645	(128)	209,306
Collateralized Debt Obligations	9,956	5,353	(1)	15,308
TOTAL	$882,463	$27,566	$(3,688)	$906,341

	December 31, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,411	$56	$—	$1,467
Mortgage Backed Securities-residential	180,673	7,593	(330)	187,936
Mortgage Backed Securities-commercial	17	—	—	17
Collateralized mortgage obligations	489,765	2,513	(7,623)	484,655
State and municipal	198,875	9,019	(219)	207,675
Collateralized debt obligations	10,205	5,115	(17)	15,303
TOTAL	$880,946	$24,296	$(8,189)	$897,053

Contractual maturities of debt securities at March 31, 2015 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$4,157	$4,214
Due after one but within five years	38,385	39,879
Due after five but within ten years	89,483	94,057
Due after ten years	79,020	87,829
	211,045	225,979
Mortgage-backed securities and collateralized mortgage obligations	671,418	680,362
TOTAL	$882,463	$906,341

There were $4 thousand in gross gains and no losses from investment sales realized by the Corporation for the three months ended March 31, 2015. For the three months ended March 31, 2014 there were no gains or losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$19,794	$(194)	$3,421	$(20)	$23,215	$(214)
Collateralized mortgage obligations	186,094	(3,206)	31,413	(139)	217,507	(3,345)
State and municipal obligations	4,430	(72)	7,395	(56)	11,825	(128)
Collateralized Debt Obligations	—	—	56	(1)	56	(1)
Total temporarily impaired securities	$210,318	$(3,472)	$42,285	$(216)	$252,603	$(3,688)

	December 31, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$—	$—	$23,849	$(330)	$23,849	$(330)
Collateralized mortgage obligations	50,832	(128)	264,940	(7,495)	315,772	(7,623)
State and municipal obligations	6,500	(35)	10,547	(184)	17,047	(219)
Collateralized Debt Obligations	—	—	200	(17)	200	(17)
Total temporarily impaired securities	$57,332	$(163)	$299,536	$(8,026)	$356,868	$(8,189)

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
Gross unrealized losses on investment securities were $3.7 million as of March 31, 2015 and $8.2 million as of December 31, 2014. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
There are three collateralized debt obligations securities with previously recorded OTTI but there is no OTTI in 2015 or 2014.
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

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2015	2014
Beginning balance	$14,050	$14,079
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	(55)	—
Amounts realized for securities sold during the period	—	—
Ending balance	$13,995	$14,079

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,365	$—	$1,365
Mortgage Backed Securities-residential	—	182,285	—	182,285
Mortgage Backed Securities-commercial	—	16	—	16
Collateralized mortgage obligations	—	498,061	—	498,061
State and municipal	—	204,581	4,725	209,306
Collateralized debt obligations	—	—	15,308	15,308
TOTAL	$—	$886,308	$20,033	$906,341
Derivative Assets		1,195
Derivative Liabilities		(1,195)

	December 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,467	$—	$1,467
Mortgage Backed Securities-residential	—	187,936	—	187,936
Mortgage Backed Securities-commercial	—	17	—	17
Collateralized mortgage obligations	—	484,655	—	484,655
State and municipal	—	201,775	5,900	207,675
Collateralized debt obligations	—	—	15,303	15,303
TOTAL	$—	$875,850	$21,203	$897,053
Derivative Assets		1,062
Derivative Liabilities		(1,062)

There were no transfers between Level 1 and Level 2 during 2015 and 2014.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and the year ended December 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	165	165
Transfers	—	—	—
Settlements	(1,175)	(160)	(1,335)
Ending balance, March 31	$4,725	$15,308	$20,033

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,100	7,100
Purchases	4,000	—	4,000
Settlements	(2,625)	(841)	(3,466)
Ending balance, December 31	$5,900	$15,303	$21,203

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,830	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$12,787	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$5,900	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,965	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	11,477	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $12.8 million, after a valuation allowance of $1.6 million at March 31, 2015 and at a fair value of $11.5 million, net of a valuation allowance of $1.9 million at December 31, 2014. The impact to the provision for loan losses for the three months ended March 31, 2015 and for the 12 months ended December 31, 2014 was a $385 thousand increase and a $1.2 million decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2015 with a value of $4.8 million was reduced $1.1 million for fair value adjustment. At March 31, 2015 other real estate owned was comprised of $3.6 million from commercial loans and $1.2 million from residential loans. Other real estate owned at December 31, 2014 with a value of $4.0 million was reduced $1.1 million for fair value adjustment. At December 31, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of March 31, 2015 and December 31, 2014, which are all considered Level 3.

	March 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$7,017	$575	$6,442
Farmland	—	—	—
Non Farm, Non Residential	6,482	885	5,597
Agriculture	—	—	—
All Other Commercial	580	97	483
Residential
First Liens	265	—	265
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$14,344	$1,557	$12,787

	December 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$5,874	$1,056	$4,818
Farmland	—	—	—
Non Farm, Non Residential	6,654	753	5,901
Agriculture	—	—
All Other Commercial	827	102	725
Residential
First Liens	33	—	33
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—		—
Consumer
Motor Vehicle	—		—
All Other Consumer	—		—
TOTAL	$13,388	$1,911	$11,477

The carrying amounts and estimated fair value of financial instruments at March 31, 2015 and December 31, 2014, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,492	$21,024	$67,468	$—	$88,492
Federal funds sold	12,688	—	12,688	—	12,688
Securities available-for-sale	906,341	—	886,308	20,033	906,341
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,737,253	—	—	1,793,291	1,793,291
Accrued interest receivable	11,381	—	3,584	7,797	11,381
Deposits	(2,463,949)	—	(2,466,517)	—	(2,466,517)
Short-term borrowings	(28,462)	—	(28,462)	—	(28,462)
Federal Home Loan Bank advances	(12,812)	—	(13,454)	—	(13,454)
Accrued interest payable	(403)	—	(403)	—	(403)

	December 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,102	$22,597	$55,505	$—	$78,102
Federal funds sold	8,000	—	8,000	—	8,000
Securities available-for-sale	897,053	—	875,850	21,203	897,053
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,762,589	—	—	1,810,885	1,810,885
FDIC Indemnification Asset	(74)	—	(74)	—	(74)
Accrued interest receivable	11,593	—	3,183	8,410	11,593
Deposits	(2,457,197)	—	(2,459,703)	—	(2,459,703)
Short-term borrowings	(48,015)	—	(48,015)	—	(48,015)
Federal Home Loan Bank advances	(12,886)	—	(13,605)	—	(13,605)
Accrued interest payable	(456)	—	(456)	—	(456)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2015	December 31, 2014
Federal Funds Purchased	$2,570	$21,192
Repurchase Agreements	25,892	26,823
	$28,462	$48,015

6.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2015	2014	2015	2014
Service cost	$538	$510	$16	$13
Interest cost	879	939	43	44
Expected return on plan assets	(863)	(948)	—	—
Amortization of transition obligation	—	—	—	—
Net amortization of prior service cost	—	(2)	—	—
Net amortization of net (gain) loss	1,185	190	—	—
Net Periodic Benefit Cost	$1,739	$689	$59	$57

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $1.8 million and $1.1 million respectively to its Pension Plan and ESOP and $247 thousand to the Post Retirement Health Benefits Plan in 2015. No contributions have been made to the Pension Plan thus far in 2015. Contributions of $57 thousand have been made through the first three months of 2015 for the Post Retirement Health Benefits plan. No contributions have been made in 2015 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2015 and 2014 there has been $359 thousand and $350 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

ASU 2014-04 “Receivables (Topic 310) - Troubled Debt Restructurings by Creditors” (“ASU 2014-04”) amends Topic 310 “Receivables” to clarify the terms defining when an in substance repossession or foreclosure occurs, which determines when the receivable should be derecognized and the real estate property is recognized. ASU 2013-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The amendments also require disclosure of (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized br residential real estate properties that are in foreclosure. It has not had a significant impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. The FASB has recently issued a proposal to defer the effective date for one year.For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Corporation is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Corporation's Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized if certain conditions are met in the case of government guarantees. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU has not had a significant impact on the Corporation's financial statements.

8.	Acquisitions and FDIC Indemnification Asset

The Bank' is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at March 31, 2015 and December 31, 2014 totaled $6.7 million and $7.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at March 31, 2015 and 2014 are shown in the following table:

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(102)	(13)	(115)
ASC 310-30 Loans	$4,701	$1,558	$6,259

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(166)	(8)	(174)
ASC 310-30 Loans	$7,510	$2,401	$9,911

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014.

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	4,764	1,972	6,736
Amounts reclassified from accumulated other comprehensive income	(2)	492	490
Net Current period other comprehensive other income	4,762	2,464	7,226
Ending balance, March 31	$15,040	$(22,343)	$(7,303)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	5,303	—	5,303
Amounts reclassified from accumulated other comprehensive income	—	115	115
Net Current period other comprehensive other income	5,303	115	5,418
Ending balance, March 31	$1,668	$(10,219)	$(8,551)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2014	Change	3/31/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$4,284	$11,448
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	478	3,592
Total unrealized loss on securities available-for-sale	$10,278	$4,762	$15,040
Unrealized loss on retirement plans	(24,807)	2,464	(22,343)
TOTAL	$(14,529)	$7,226	$(7,303)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2013	Change	3/31/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$3,010	$511
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	2,293	1,157
Total unrealized loss on securities available-for-sale	$(3,635)	$5,303	$1,668
Unrealized loss on retirement plans	(10,334)	115	(10,219)
TOTAL	$(13,969)	$5,418	$(8,551)

	Three Months Ended March 31, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$4	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$2	Net of tax

Amortization of	$(820)	(a) Salary and benefits
retirement plan items	328	Income tax expense
	$(492)	Net of tax
Total reclassifications for the period	$(490)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended March 31, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(237)	(a) Salary and benefits
retirement plan items	122	Income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(115)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2014 in the 10-K filed for the fiscal year ended December 31, 2014.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2014, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2014 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2015 was $7.8 million, the same as reported for the same period of 2014. Basic earnings per share increased to $0.60 for the first quarter of 2015 compared to $0.59 for same period of 2014. Return on Assets and Return on Equity were 1.04% and 7.73% respectively, for the three months ended March 31, 2015 compared to 1.03% and 7.9% for the three months ended March 31, 2014.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $1.1 million in the three months ended March 31, 2015 to $26.0 million from $27.1 million in the same period in 2014. The net interest margin for the three months ended March 31, 2015 is 4.01% compared to 4.10% for the same period of 2014, a .09% decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 was $10.1 million which is the same as reported for the same period of 2014. Increased other non-interest income offset declines in service charges and fees on deposit accounts and insurance commissions.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2015 increased by $288 thousand to $24.0 million compared to the same period in 2014. Salaries and employee benefits increased $962 thousand driven by normal merit increases and increased pension expense due in part to lower discount rates used in determining the liability as well as the use of the new RP-2014 Mortality Table.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $0.5 million to $1.45 million for the three months of 2015 compared to $1.96 million for the same period of 2014. Net charge offs for the first three months of 2015 were $0.9 million compared to a $1.4 million for the same period of 2014. During 2015, the volume of impaired loans has decreased as well as the specific allocations for these loans as compared to the same period of 2014. The allowance for loan losses has increased slightly at $19.4 million at March 31, 2015 compared to $18.8 million at December 31, 2014. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $30.5 million at March 31, 2015 compared to $30.6 million at December 31, 2014. A summary of non-performing loans at March 31, 2015 and December 31, 2014 follows:

	(000's)
	March 31, 2015	December 31, 2014
Non-accrual loans	$14,868	$15,034
Accruing restructured loans	4,974	4,616
Nonaccrual restructured loans	10,054	10,142
Accruing loans past due over 90 days	640	780
	$30,536	$30,572
Ratio of the allowance for loan losses
as a percentage of non-performing loans	63.4%	61.6%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2015	December 31, 2014
Non-accrual loans
Commercial loans	$8,764	$9,212
Residential loans	4,877	4,651
Consumer loans	1,227	1,171
	$14,868	$15,034
Past due 90 days or more
Commercial loans	$47	$—
Residential loans	501	624
Consumer loans	92	156
	$640	$780

The following table is information on the non-accrual loans at March 31, 2015 and December 31, 2014 that were from the acquisition of assets from The First National Bank of Danville and are included in non-accrual loans above.

	(000's)
	March 31, 2015	December 31, 2014
Non-accrual loans
Commercial loans	$27	$35
1-4 family residential	253	239
Installment loans	—	—
	$280	$274
Past due 90 days or more:
Commercial loans	$—	$—
Residential loans	—	37
Consumer loans	—	—
	$—	$37

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2015. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.68% over the next 12 months and increase 6.61% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.88% over the next 12 months and decrease 4.56% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.11%	-5.65%	-8.11%
Down 100	-1.88	-4.56	-6.29
Up 100	2.68	6.61	9.92
Up 200	2.29	8.77	16.23

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $4.2 million of investments that mature throughout the next 12 months. The Corporation also anticipates $136.1 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $19.0 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2015 to the same period in 2014, loans, net of deferred loan costs, have decreased to $1.76 billion from $1.78 billion. Deposits remained stable at $2.5 billion at March 31, 2015, substantially the same as at March 31, 2014. Shareholders' equity increased 2.4% or $9.7 million. This financial performance increased book value per share 5.6% to $31.58 at March 31, 2015 from $29.9 at March 31, 2014. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

 Capital Adequacy

The Federal Reserve, OCC and Federal Deposit Insurance Corporation (collectively, joint agencies) establish regulatory capital guidelines for U.S. banking organizations. Regulatory capital guidelines require that capital be measured in relation to the credit and market risks of both on- and off-balance sheet items using various risk weights. On January 1, 2015, the Basel 3 rules became effective and include transition provisions through January 1, 2019. Under Basel 3, Total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of Common equity tier 1 capital and additional tier 1 capital.
Common equity tier 1 capital primarily includes qualifying common shareholders’ equity, retained earnings, accumulated other comprehensive income and certain minority interests. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common equity tier 1 capital.
Additional tier 1 capital primarily includes qualifying non-cumulative preferred stock, trust preferred securities (Trust Securities) subject to phase-out and certain minority interests. Certain deferred tax assets are also excluded.
Tier 2 capital primarily consists of qualifying subordinated debt, a limited portion of the allowance for loan and lease losses, Trust Securities subject to phase-out and reserves for unfunded lending commitments. The Corporation’s Total capital is the sum of Tier 1 capital plus Tier 2 capital.
To meet adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 6.0 percent and a Total capital ratio of 8.0 percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. BHCs must have a minimum Tier 1 leverage ratio of at least 4.0 percent. National banks must maintain a Tier 1 leverage ratio of at least 5.0 percent to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. Below are the capital ratios for the Corporation and lead bank.

	March 31, 2015	December 31, 2014	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.66%	16.99%	N/A
First Financial Bank	16.83%	16.36%	6.50%
Total risk-based capital
Corporation	18.57%	17.86%	N/A
First Financial Bank	17.65%	17.13%	10.00%
Tier I risk-based capital
Corporation	17.66%	16.99%	N/A
First Financial Bank	16.83%	16.36%	8.00%
Tier I leverage capital
Corporation	12.74%	12.33%	N/A
First Financial Bank	12.07%	11.83%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2015 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2014 financial statements in the Form 10-K filed for December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 667,700 shares may be repurchases.
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2015	9,689	35.62	9,689	208,546
February 1-28, 2015	—	—	N/A	N/A
March 1-31, 2015	—	—	N/A	N/A
Total	9,689	35.62	9,689	208,546

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated February 4, 2014 and effective January 1, 2014, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 12, 2014.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2015 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.4*	2015 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by Principal Executive Officer, dated May 7, 2015.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by Principal Financial Officer, dated May 7, 2015.
32.1
Certification, dated May 7, 2015, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2015.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2015, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2015	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 7, 2015	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)