Form 10-Q
period 2015-06-30
FIRST FINANCIAL CORP /IN/
filed 2015-08-05
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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
Yes ☐ No ☒.

As of August 3, 2015, the registrant had outstanding 12,834,116 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$60,613	$78,102
Federal funds sold	2,000	8,000
Securities available-for-sale	901,550	897,053
Loans:
Commercial	1,068,832	1,044,522
Residential	445,107	469,172
Consumer	267,884	266,656
	1,781,823	1,780,350
(Less) plus:
Net deferred loan costs	1,965	1,078
Allowance for loan losses	(19,861)	(18,839)
	1,763,927	1,762,589
Restricted stock	10,828	16,404
Accrued interest receivable	11,116	11,593
Premises and equipment, net	50,348	51,802
Bank-owned life insurance	81,568	80,730
Goodwill	39,489	39,489
Other intangible assets	3,572	3,901
Other real estate owned	3,625	3,965
Other assets	45,185	48,857
TOTAL ASSETS	$2,973,821	$3,002,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$525,851	$556,389
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	48,893	53,733
Other interest-bearing deposits	1,823,830	1,847,075
	2,398,574	2,457,197
Short-term borrowings	84,819	48,015
FHLB advances	10,738	12,886
Other liabilities	80,632	90,173
TOTAL LIABILITIES	2,574,763	2,608,271

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,557,815 in 2015 and 14,538,132 in 2014
Outstanding shares-12,834,116 in 2015 and 12,942,175 in 2014	1,816	1,815
Additional paid-in capital	72,746	72,405
Retained earnings	386,363	377,970
Accumulated other comprehensive loss	(14,048)	(14,529)
Less: Treasury shares at cost-1,723,699 in 2015 and 1,595,957 in 2014	(47,819)	(43,447)
TOTAL SHAREHOLDERS’ EQUITY	399,058	394,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,973,821	$3,002,485
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$20,763	$21,625	$41,570	$43,843
Securities:
Taxable	3,991	4,298	8,052	8,742
Tax-exempt	1,790	1,766	3,569	3,512
Other	433	426	864	842
TOTAL INTEREST INCOME	26,977	28,115	54,055	56,939
INTEREST EXPENSE:
Deposits	997	1,233	2,017	2,523
Short-term borrowings	19	22	32	36
Other borrowings	37	254	87	632
TOTAL INTEREST EXPENSE	1,053	1,509	2,136	3,191
NET INTEREST INCOME	25,924	26,606	51,919	53,748
Provision for loan losses	1,150	(356)	2,600	1,604
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	24,774	26,962	49,319	52,144
NON-INTEREST INCOME:
Trust and financial services	1,253	1,414	2,745	2,903
Service charges and fees on deposit accounts	2,543	2,761	4,869	5,245
Other service charges and fees	3,000	2,989	5,838	5,828
Securities gains/(losses), net	10	(1)	14	(1)
Insurance commissions	1,956	1,852	3,509	3,765
Gain on sales of mortgage loans	542	457	901	833
Other	474	93	1,963	1,103
TOTAL NON-INTEREST INCOME	9,778	9,565	19,839	19,676
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,084	13,887	30,142	27,983
Occupancy expense	1,702	1,789	3,566	3,714
Equipment expense	1,702	1,904	3,474	3,562
FDIC Expense	450	473	880	960
Other	6,372	5,996	11,241	11,535
TOTAL NON-INTEREST EXPENSE	25,310	24,049	49,303	47,754
INCOME BEFORE INCOME TAXES	9,242	12,478	19,855	24,066
Provision for income taxes	2,319	3,990	5,171	7,747
NET INCOME	6,923	8,488	14,684	16,319
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	(7,564)	4,116	(2,802)	9,419
Change in funded status of post retirement benefits, net of taxes	819	115	3,283	230
COMPREHENSIVE INCOME	$178	$12,719	$15,165	$25,968
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.54	$0.63	$1.14	$1.22
Weighted average number of shares outstanding (in thousands)	12,903	13,355	12,925	13,352
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2015, and 2014
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2014	$1,812	$71,315	$364,914	$(8,551)	$(30,161)	$399,329
Net income	—	—	8,488	—	—	8,488
Other comprehensive income	—	—	—	4,231	—	4,231
Omnibus Equity Incentive Plan	—	242	—	—	—	242
Cash dividends, $.49 per share			$(6,544)			$(6,544)
Balance, June 30, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746

Balance, April 1, 2015	$1,815	$72,576	$385,731	$(7,303)	$(43,792)	$409,027
Net income	—	—	6,923	—	—	6,923
Other comprehensive income (loss)	—	—	—	(6,745)	—	(6,745)
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (118,053 shares)	—	—		—	(4,027)	(4,027)
Cash dividends, $.49 per share			$(6,291)			$(6,291)
Balance, June 30, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2015, and 2014
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	16,319	—	—	16,319
Other comprehensive income	—	—	—	9,649	—	9,649
Omnibus Equity Incentive Plan	1	483	—	—	—	484
Treasury shares purchased (9,776 shares)	—	—	—	—	(357)	(357)
Cash dividends, $.49 per share	—	—	(6,544)	—	—	(6,544)
Balance, June 30, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746

Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	14,684	—	—	14,684
Other comprehensive income	—	—	—	481	—	481
Omnibus Equity Incentive Plan	1	341	—	—	—	342
Treasury shares purchased (127,742 shares)	—	—	—		(4,372)	(4,372)
Cash dividends, $.49 per share	—	—	(6,291)	—	—	(6,291)
Balance, June 30, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,684	$16,319
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,472	1,318
Provision for loan losses	2,600	1,604
Securities (gains) losses	(14)	1
(Gain) loss on sale of other real estate	(117)	62
Restricted stock compensation	342	484
Depreciation and amortization	2,810	2,943
Other, net	(1,515)	1,394
NET CASH FROM OPERATING ACTIVITIES	20,262	24,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	1,900	355
Calls, maturities and principal reductions on securities available-for-sale	70,694	65,595
Purchases of securities available-for-sale	(82,893)	(50,051)
Loans made to customers, net of repayment	(4,398)	(5,384)
Redemption of restricted stock	5,576	—
Purchase of restricted stock	—	(7)
Purchase of customer list	(103)	—
Proceeds from sales of other real estate owned	969	841
Net change in federal funds sold	6,000	(5,094)
Additions to premises and equipment	(924)	(2,701)
NET CASH FROM INVESTING ACTIVITIES	(3,179)	3,554
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(58,662)	(26,004)
Net change in short-term borrowings	36,804	13,828
Maturities of other borrowings	(2,000)	(95,000)
Proceeds from other borrowings	—	100,000
Purchase of treasury stock	(4,372)	(357)
Dividends paid	(6,342)	(6,405)
NET CASH FROM FINANCING ACTIVITIES	(34,572)	(13,938)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,489)	13,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,102	71,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,613	$84,774
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2015 and 2014 consolidated financial statements are unaudited. The December 31, 2014 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2014 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,818	$1,622	$4,494	$2,417	$19,351
Provision for loan losses	160	277	638	75	1,150
Loans charged -off	(272)	(181)	(1,026)	—	(1,479)
Recoveries	225	42	572	—	839
Ending Balance	$10,931	$1,760	$4,678	$2,492	$19,861

Allowance for Loan Losses:	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,453	$1,581	$3,864	$2,510	$20,408
Provision for loan losses*	(1,051)	(54)	533	(248)	(820)
Loans charged -off	(710)	(633)	(982)	—	(2,325)
Recoveries	158	480	354	—	992
Ending Balance	$10,850	$1,374	$3,769	$2,262	$18,255

* Provision before increase of $464 thousand in 2014 for decrease in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30

Allowance for Loan Losses:	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	167	653	1,468	312	2,600
Loans charged -off	(608)	(406)	(2,288)	—	(3,302)
Recoveries	457	139	1,128	—	1,724
Ending Balance	$10,931	$1,760	$4,678	$2,492	$19,861

Allowance for Loan Losses:	June 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	(319)	12	1,333	(121)	905
Loans charged -off	(1,646)	(805)	(2,035)	—	(4,486)
Recoveries	365	582	821	—	1,768
Ending Balance	$10,850	$1,374	$3,769	$2,262	$18,255

* Provision before increase of $699 thousand in 2014 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2015 and December 31, 2014.

Allowance for Loan Losses	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$1,305	$27	$—	$—	$1,332
Collectively evaluated for impairment	9,411	1,733	4,678	2,492	18,314
Acquired with deteriorated credit quality	215	—	—	—	215
Ending Balance	$10,931	$1,760	$4,678	$2,492	$19,861

Loans:	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$15,767	$257	$—	$16,024
Collectively evaluated for impairment	1,054,233	444,548	269,039	1,767,820
Acquired with deteriorated credit quality	4,291	1,604	—	5,895
Ending Balance	$1,074,291	$446,409	$269,039	$1,789,739

Allowance for Loan Losses:	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	1,911	—	—	—	1,911
Collectively evaluated for impairment	8,733	1,365	4,370	2,180	16,648
Acquired with deteriorated credit quality	271	9	—	—	280
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839

Loans	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	14,573	33	—	14,606
Collectively evaluated for impairment	1,030,949	468,872	267,880	1,767,701
Acquired with deteriorated credit quality	4,887	1,631	—	6,518
Ending Balance	$1,050,409	$470,536	$267,880	$1,788,825

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$6,821	$5,307	$—	$2,161	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,955	3,955	—	1,318	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,793	1,793	—	780	—	—
Residential
First Liens	31	31	—	10	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	2,102	1,809	294	4,900	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	2,350	2,351	919	5,162	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	552	552	92	653	—	—
Residential
First Liens	226	226	27	175	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$17,830	$16,024	$1,332	$15,159	$—	$—

			December 31, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,200	$926	$—	$2,589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	58	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	292	292	—	58	—	—
Residential
First Liens	—	—	—	5	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,388	5,874	1,056	6,177	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,654	6,654	753	6,698	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	827	827	102	1,112	—	—
Residential
First Liens	33	33	—	35	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,394	$14,606	$1,911	$16,732	$—	$—

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,779	$—	$—	$2,161	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,978	—	—	1,318	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,025	—	—	780	—	—
Residential
First Liens	16	—	—	10	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	4,413	—	—	4,900	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	4,417	—	—	5,162	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	566	—	—	653	—	—
Residential
First Liens	246	—	—	175	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$15,440	$—	$—	$15,159	$—	$—

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,080	$—	$—	$1,359	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	93	—	—	97	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,466	—	—	7,850	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,397	—	—	6,666	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,207	—	—	1,159	—	—
Residential
First Liens	36	—	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,279	$—	$—	$17,167	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$4,793	$4,002
Farmland	—	—	—	228
Non Farm, Non Residential	—	9	3,898	3,419
Agriculture	—	—	—	537
All Other Commercial	—	—	—	2,334
Residential
First Liens	626	4,597	1,007	4,275
Home Equity	24	—	—	306
Junior Liens	63	—	—	157
Multifamily	—	—	—	—
All Other Residential	—	—	—	99
Consumer
Motor Vehicle	38	208	15	137
All Other Consumer	5	21	414	1,059
TOTAL	$756	$4,840	$10,127	$16,553

	December 31, 2014
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$7	$4,961	$3,720
Farmland	—	—	—	79
Non Farm, Non Residential	—	10	3,987	3,388
Agriculture	—	—	—	767
All Other Commercial	—	—	—	1,258
Residential
First Liens	603	4,357	842	3,861
Home Equity	88	—	—	404
Junior Liens	12	—	—	275
Multifamily	—	—	—	—
All Other Residential	5	—	—	111
Consumer
Motor Vehicle	162	257	83	210
All Other Consumer	3	1	269	961
TOTAL	$873	$4,632	$10,142	$15,034

There are no loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2015 and there were $37 thousand at December 31, 2014. There were $271 thousand of covered loans included in non-accrual loans at June 30, 2015 and there were $274 thousand at December 31, 2014. There were no covered loans at June 30, 2015 or December 31, 2014 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$386	$125	$3,568	$4,079	$495,992	$500,071
Farmland	—	—	—	—	97,763	97,763
Non Farm, Non Residential	551	223	206	980	217,839	218,819
Agriculture	24	271	27	322	132,839	133,161
All Other Commercial	67	—	—	67	124,410	124,477
Residential
First Liens	594	703	1,360	2,657	303,745	306,402
Home Equity	182	25	125	332	37,747	38,079
Junior Liens	191	17	158	366	30,533	30,899
Multifamily	—	—	—	—	64,051	64,051
All Other Residential	—	—	—	—	6,978	6,978
Consumer
Motor Vehicle	2,686	379	38	3,103	244,584	247,687
All Other Consumer	83	16	4	103	21,249	21,352
TOTAL	$4,764	$1,759	$5,486	$12,009	$1,777,730	$1,789,739

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$574	$416	$3,046	$4,036	$451,549	$455,585
Farmland	—	—	—	—	95,452	95,452
Non Farm, Non Residential	1,528	68	202	1,798	232,440	234,238
Agriculture	246	18	502	766	149,099	149,865
All Other Commercial	255	—	—	255	115,014	115,269
Residential
First Liens	6,011	963	1,522	8,496	308,068	316,564
Home Equity	141	33	310	484	40,043	40,527
Junior Liens	270	83	217	570	31,487	32,057
Multifamily	—	—	—	—	72,310	72,310
All Other Residential	112	—	5	117	8,961	9,078
Consumer
Motor Vehicle	3,026	557	180	3,763	242,406	246,169
All Other Consumer	114	7	3	124	21,587	21,711
TOTAL	$12,277	$2,145	$5,987	$20,409	$1,768,416	$1,788,825

During the three and six months ended June 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	8,835	5,618	575	15,028
Added	—	73	140	213
Charged Off	—	—	—	—
Payments	(130)	(102)	(58)	(290)
June 30,	8,705	5,589	657	14,951

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	8,955	5,189	614	14,758
Added	—	652	189	841
Charged Off	—	(62)	(40)	(102)
Payments	(250)	(190)	(106)	(546)
June 30,	8,705	5,589	657	14,951

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	9,343	4,362	620	21,285
Added	441	668	30	1,139
Charged Off	—	—	(19)	(19)
Payments	(578)	(74)	(72)	(724)
June 30,	9,206	4,956	559	14,721

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	21,285
Added	441	801	98	1,340
Charged Off	(1,069)	—	(39)	(1,108)
Payments	(2,493)	(175)	(144)	(2,812)
June 30,	9,206	4,956	559	14,721

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2015 or 2014 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and six months ended June 30, 2015 and 2014 did not result in any material charge-offs or additional provision expense.

The Corporation has allocated $47 thousand and $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both June 30, 2015 and 2014, respectively. The Corporation has not committed to lend additional amounts as of June 30, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three and six months ended June 30, 2015 and 2014 were not of any restructurings that had taken place in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$429,845	$36,520	$23,715	$2,755	$5,689	$498,524
Farmland	85,745	7,747	2,907	—	12	96,411
Non Farm, Non Residential	189,429	6,214	22,659	36	—	218,338
Agriculture	115,653	6,658	9,245	27	156	131,739
All Other Commercial	107,893	6,972	7,191	105	1,659	123,820
Residential
First Liens	98,064	5,275	8,106	739	193,208	305,392
Home Equity	11,554	451	1,255	11	24,749	38,020
Junior Liens	7,815	120	490	60	22,329	30,814
Multifamily	61,357	—	2,540	—	22	63,919
All Other Residential	1,258	—	26	—	5,678	6,962
Consumer
Motor Vehicle	11,007	421	386	—	234,826	246,640
All Other Consumer	3,088	109	102	16	17,929	21,244
TOTAL	$1,122,708	$70,487	$78,622	$3,749	$506,257	$1,781,823

	December 31, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$393,449	$29,081	$24,013	$2,900	$4,717	$454,160
Farmland	85,772	7,618	436	—	13	93,839
Non Farm, Non Residential	186,346	21,765	25,613	36	—	233,760
Agriculture	138,713	7,399	1,746	177	67	148,102
All Other Commercial	101,942	4,356	7,055	33	1,275	114,661
Residential
First Liens	104,854	5,929	7,733	1,035	196,008	315,559
Home Equity	12,592	375	1,374	6	26,116	40,463
Junior Liens	8,112	173	561	63	23,053	31,962
Multifamily	69,080	1,801	1,249	—	3	72,133
All Other Residential	1,799	—	28	—	7,228	9,055
Consumer
Motor Vehicle	11,135	402	224	—	233,302	245,063
All Other Consumer	3,169	141	87	21	18,175	21,593
TOTAL	$1,116,963	$79,040	$70,119	$4,271	$509,957	$1,780,350

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,298	$61	$—	$1,359
Mortgage Backed Securities - Residential	183,601	6,060	(914)	188,747
Mortgage Backed Securities - Commercial	13	—	—	13
Collateralized Mortgage Obligations	489,361	2,548	(7,114)	484,795
State and Municipal Obligations	205,649	6,994	(873)	211,770
Collateralized Debt Obligations	9,864	5,004	(2)	14,866
TOTAL	$889,786	$20,667	$(8,903)	$901,550

	December 31, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,411	$56	$—	$1,467
Mortgage Backed Securities-residential	180,673	7,593	(330)	187,936
Mortgage Backed Securities-commercial	17	—	—	17
Collateralized mortgage obligations	489,765	2,513	(7,623)	484,655
State and municipal	198,875	9,019	(219)	207,675
Collateralized debt obligations	10,205	5,115	(17)	15,303
TOTAL	$880,946	$24,296	$(8,189)	$897,053

Contractual maturities of debt securities at June 30, 2015 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$3,855	$3,885
Due after one but within five years	41,236	42,532
Due after five but within ten years	88,932	92,071
Due after ten years	82,788	89,507
	216,811	227,995
Mortgage-backed securities and collateralized mortgage obligations	672,975	673,555
TOTAL	$889,786	$901,550

There were $10 thousand in gross gains and no losses from investment sales realized by the Corporation for the three months ended June 30, 2015. For the six months ended June 30, 2015 there were $14 thousand in gross gains and no losses. For the three and six months ended June 30, 2014 there were $(1) thousand in gross losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$18,799	$(478)	$45,963	$(436)	$64,762	$(914)
Collateralized mortgage obligations	156,426	(5,449)	151,452	(1,665)	307,878	(7,114)
State and municipal obligations	4,342	(145)	34,636	(728)	38,978	(873)
Collateralized Debt Obligations	—	—	56	(2)	56	(2)
Total temporarily impaired securities	$179,567	$(6,072)	$232,107	$(2,831)	$411,674	$(8,903)

	December 31, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$—	$—	$23,849	$(330)	$23,849	$(330)
Collateralized mortgage obligations	50,832	(128)	264,940	(7,495)	315,772	(7,623)
State and municipal obligations	6,500	(35)	10,547	(184)	17,047	(219)
Collateralized Debt Obligations	—	—	200	(17)	200	(17)
Total temporarily impaired securities	$57,332	$(163)	$299,536	$(8,026)	$356,868	$(8,189)

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
Gross unrealized losses on investment securities were $8.9 million as of June 30, 2015 and $8.2 million as of December 31, 2014. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
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

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Beginning balance	$13,995	$14,079	$14,050	$14,079
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—	(55)	—
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$13,995	$14,079	$13,995	$14,079

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,359	$—	$1,359
Mortgage Backed Securities-residential	—	188,747	—	188,747
Mortgage Backed Securities-commercial	—	13	—	13
Collateralized mortgage obligations	—	484,795	—	484,795
State and municipal	—	207,045	4,725	211,770
Collateralized debt obligations	—	—	14,866	14,866
TOTAL	$—	$881,959	$19,591	$901,550
Derivative Assets		997
Derivative Liabilities		(997)

	December 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,467	$—	$1,467
Mortgage Backed Securities-residential	—	187,936	—	187,936
Mortgage Backed Securities-commercial	—	17	—	17
Collateralized mortgage obligations	—	484,655	—	484,655
State and municipal	—	201,775	5,900	207,675
Collateralized debt obligations	—	—	15,303	15,303
TOTAL	$—	$875,850	$21,203	$897,053
Derivative Assets		1,062
Derivative Liabilities		(1,062)

There were no transfers between Level 1 and Level 2 during 2015 and 2014.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and the year ended December 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$4,725	$15,308	$20,033
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(350)	(350)
Transfers	—	—	—
Settlements	—	(92)	(92)
Ending balance, June 30	$4,725	$14,866	$19,591

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(185)	(185)
Transfers	—	—	—
Settlements	(1,175)	(252)	(1,427)
Ending balance, June 30	$4,725	$14,866	$19,591

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,100	7,100
Purchases	4,000	—	4,000
Settlements	(2,625)	(841)	(3,466)
Ending balance, December 31	$5,900	$15,303	$21,203

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,625	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$3,605	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$5,900	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,965	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	11,477	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $3.6 million, after a valuation allowance of $1.3 million at June 30, 2015 and at a fair value of $11.5 million, net of a valuation allowance of $1.9 million at December 31, 2014. The impact to the provision for loan losses for the three months ended June 30, 2015 and for the 12 months ended December 31, 2014 was a $579 thousand decrease and a $1.2 million decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2015 with a value of $3.6 million was reduced $0.9 million for fair value adjustment. At June 30, 2015 other real estate owned was comprised of $2.9 million from commercial loans and $0.7 million from residential loans. Other real estate owned at December 31, 2014 with a value of $4.0 million was reduced $1.1 million for fair value adjustment. At December 31, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of June 30, 2015 and December 31, 2014, which are all considered Level 3.

	June 30, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,809	$294	$1,515
Farmland	—	—	—
Non Farm, Non Residential	2,350	919	1,431
Agriculture	—	—	—
All Other Commercial	552	92	460
Residential
First Liens	226	27	199
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,937	$1,332	$3,605

	December 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$5,874	$1,056	$4,818
Farmland	—	—	—
Non Farm, Non Residential	6,654	753	5,901
Agriculture	—	—
All Other Commercial	827	102	725
Residential
First Liens	33	—	33
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$13,388	$1,911	$11,477

The carrying amounts and estimated fair value of financial instruments at June 30, 2015 and December 31, 2014, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$60,613	$20,743	$39,870	$—	$60,613
Federal funds sold	2,000	—	2,000	—	2,000
Securities available-for-sale	901,550	—	881,959	19,591	901,550
Restricted stock	10,828	n/a	n/a	n/a	n/a
Loans, net	1,763,927	—	—	1,812,200	1,812,200
Accrued interest receivable	11,116	—	3,296	7,820	11,116
Deposits	(2,398,574)	—	(2,400,793)	—	(2,400,793)
Short-term borrowings	(84,819)	—	(84,819)	—	(84,819)
Federal Home Loan Bank advances	(10,738)	—	(11,213)	—	(11,213)
Accrued interest payable	(382)	—	(382)	—	(382)

	December 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,102	$22,597	$55,505	$—	$78,102
Federal funds sold	8,000	—	8,000	—	8,000
Securities available-for-sale	897,053	—	875,850	21,203	897,053
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,762,589	—	—	1,810,885	1,810,885
FDIC Indemnification Asset	(74)	—	(74)	—	(74)
Accrued interest receivable	11,593	—	3,183	8,410	11,593
Deposits	(2,457,197)	—	(2,459,703)	—	(2,459,703)
Short-term borrowings	(48,015)	—	(48,015)	—	(48,015)
Federal Home Loan Bank advances	(12,886)	—	(13,605)	—	(13,605)
Accrued interest payable	(456)	—	(456)	—	(456)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2015	December 31, 2014
Federal Funds Purchased	$64,064	$21,192
Repurchase Agreements	20,755	26,823
	$84,819	$48,015

The Corporation enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the condensed consolidated balance sheets. The securities underlying these agreements are included in investment securities in the condensed consolidated balance sheets. The Corporation has no control over the market value of the securities, which fluctuates due to market conditions. However, the Corporation is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Corporation manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2015
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$8,434	$150	$146	$12,025	$20,755

	December 31, 2014
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$14,787	$5,748	$5,670	$618	$26,823

6.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$538	$510	$16	$13	$1,076	$1,020	$32	$26
Interest cost	879	939	43	44	1,758	1,878	87	88
Expected return on plan assets	(863)	(948)	—	—	(1,726)	(1,896)	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net amortization of prior service cost	—	(2)	—	—	—	(4)	—	—
Net amortization of net (gain) loss	1,185	190	—	—	2,370	380	—	—
Net Periodic Benefit Cost	$1,739	$689	$59	$57	$3,478	$1,378	$119	$114

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $1.8 million and $1.1 million respectively to its Pension Plan and ESOP and $247 thousand to the Post Retirement Health Benefits Plan in 2015. Contributions of $554 thousand have been made to the Pension Plan thus far in 2015. Contributions of $110 thousand have been made through the first six months of 2015 for the Post Retirement Health Benefits plan. No contributions have been made in 2015 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2015 and 2014 there has been $719 thousand and $719 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Corporation is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Corporation's Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 5 to the Consolidated Financial Statements). The Corporation adopted the amendments in this ASU effective January 1, 2015. As of June 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Corporation's Consolidated Financial Statements.

8.	Acquisitions and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at June 30, 2015 and December 31, 2014 totaled $6.5 million and $7.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2015 and 2014 are shown in the following table:

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$4,701	$1,558	$6,259
Discount accretion	—	—	—
Disposals	(372)	(11)	(383)
ASC 310-30 Loans, June 30,	$4,329	$1,547	$5,876

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(474)	(24)	(498)
ASC 310-30 Loans, June 30,	$4,329	$1,547	$5,876

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$7,510	$2,401	$9,911
Discount accretion	—	—	—
Disposals	(173)	(516)	(689)
ASC 310-30 Loans, June 30,	$7,337	$1,885	$9,222

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(339)	(524)	(863)
ASC 310-30 Loans, June 30,	$7,337	$1,885	$9,222

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014.

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$15,040	$(22,343)	$(7,303)
Change in other comprehensive income before reclassification	(7,571)	—	(7,571)
Amounts reclassified from accumulated other comprehensive income	7	819	826
Net Current period other comprehensive other income	(7,564)	819	(6,745)
Ending balance, June 30,	$7,476	$(21,524)	$(14,048)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	(2,810)	—	(2,810)
Amounts reclassified from accumulated other comprehensive income	8	3,283	3,291
Net Current period other comprehensive other income	(2,802)	3,283	481
Ending balance, June 30,	$7,476	$(21,524)	$(14,048)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$1,668	$(10,219)	$(8,551)
Change in other comprehensive income before reclassification	4,115	—	4,115
Amounts reclassified from accumulated other comprehensive income	1	115	116
Net Current period other comprehensive other income	4,116	115	4,231
Ending balance, June 30,	$5,784	$(10,104)	$(4,320)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	9,418	—	9,418
Amounts reclassified from accumulated other comprehensive income	1	230	231
Net Current period other comprehensive other income	9,419	230	9,649
Ending balance, June 30,	$5,784	$(10,104)	$(4,320)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2015	Change	6/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$11,448	$(7,019)	$4,429
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,592	(545)	3,047
Total unrealized loss on securities available-for-sale	$15,040	$(7,564)	$7,476
Unrealized loss on retirement plans	(22,343)	819	(21,524)
TOTAL	$(7,303)	$(6,745)	$(14,048)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2014	Change	6/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$(2,735)	$4,429
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	(67)	3,047
Total unrealized loss on securities available-for-sale	$10,278	$(2,802)	$7,476
Unrealized loss on retirement plans	(24,807)	3,283	(21,524)
TOTAL	$(14,529)	$481	$(14,048)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2014	Change	6/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$511	$2,785	$3,296
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,157	1,331	2,488
Total unrealized loss on securities available-for-sale	$1,668	$4,116	$5,784
Unrealized loss on retirement plans	(10,219)	115	(10,104)
TOTAL	$(8,551)	$4,231	$(4,320)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2013	Change	6/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$5,795	$3,296
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	3,624	2,488
Total unrealized loss on securities available-for-sale	$(3,635)	$9,419	$5,784
Unrealized loss on retirement plans	(10,334)	230	(10,104)
TOTAL	$(13,969)	$9,649	$(4,320)

	Three Months Ended June 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$10	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$7	Net of tax

Amortization of	$1,365	(a) Salary and benefits
retirement plan items	(546)	Income tax expense
	$819	Net of tax
Total reclassifications for the period	$826	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$14	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$8	Net of tax

Amortization of	$5,472	(a) Salary and benefits
retirement plan items	(2,189)	Income tax expense
	$3,283	Net of tax
Total reclassifications for the period	$3,291	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months Ended June 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(237)	(a) Salary and benefits
retirement plan items	122	Income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(116)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(474)	(a) Salary and benefits
retirement plan items	244	Income tax expense
	$(230)	Net of tax
Total reclassifications for the period	$(231)	Net of tax

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

Summary of Operating Results

Net income for the three months ended June 30, 2015 was $6.9 million, compared to $8.5 million for the same period of 2014. Basic earnings per share decreased to $0.54 for the second quarter of 2015 compared to $0.63 for same period of 2014. Return on Assets and Return on Equity were 0.93% and 6.8% respectively, for the three months ended June 30, 2015 compared to 1.13% and 8.39% for the three months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $14.7 million, compared to 16.3 million for the same period of 2014. Basic earnings per share decreased to $1.14 for the six months ended June, 30, 2015 compared to $1.22 for same period of 2014. Return on Assets and Return on Equity were 0.98% and 7.26% respectively, for the six months ended June 30, 2015 compared to 1.08% and 8.15% for the three months ended June 30, 2014.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $0.7 million in the three months ended June 30, 2015 to $25.9 million from $26.6 million in the same period in 2014. The net interest margin for the three months ended June 30, 2015 is 3.99% compared to 4.08% for the same period of 2014, a .09% decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding. Net interest income decreased $2.8 million in the six months ended June 30, 2015 to $51.9 million from $53.7 million in the same period in 2014. The net interest margin for the six months ended June 30, 2015 is 4.08% compared to 4.09% for the same period of 2014, a .09% decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding.

Non-Interest Income

Non-interest income for the three months ended June 30, 2015 was $9.8 million compared to $9.6 million for the same period of 2014. Gain on the sale of mortgages increased $85 thousand. Service charges and fees on deposit accounts decreased by $218 thousand and other service fees decreased by $11 thousand. Insurance commision income increased by $104 thousand for the 3 months ended June 30, 2015 compared to the same period of 2014. Non-interest income for the six months ended June 30, 2015 was $19.8 million compared to 19.7 million for the same period of 2014.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2015 increased by $1.3 million to $25.3 million compared to the same period in 2014. Salaries and employee benefits increased $1.2 million driven by normal merit increases and increased pension expense due in part to lower discount rates used in determining the liability as well as the use of the new RP-2014 Mortality Table. The pension plan was frozen for the majority of employees as of December 31, 2013. The Corporation’s efficiency ratio was 67.91% for the quarter ending June 30, 2015 versus 63.76% for the same period in 2014. The Corporation’s non-interest expense for the six months ended June 30, 2015 increased by $1.5 million to $49.3 million compared to the same period in 2014.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $1.5 million to $1.15 million for second quarter of 2015 compared to ($356) thousand for the same period of 2014. Net charge offs for the second quarter of 2015 were $640 thousand compared to a $1.3 million for the same period of 2014. During 2015, the specific allocations for impaired loans decreased as compared to the same period of 2014. The Corporation’s provision for loan losses increased $1.0 million to $2.6 million for six months ended June 30, 2015 compared to $1.6 million for the same period of 2014. The allowance for loan losses has increased to $19.9 million at June 30, 2015 compared to $18.8 million at December 31, 2014. The increase in the allowance was based on loan growth as well as trends in non-performing loans as discussed further below. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $32.2 million at June 30, 2015 compared to $30.6 million at December 31, 2014. Nonperforming loans decreased 5.2% to $32.2 million as of June 30, 2015 versus $34.0 million as of June 30, 2014. A summary of non-performing loans at June 30, 2015 and December 31, 2014 follows:

	(000's)
	June 30, 2015	December 31, 2014
Non-accrual loans	$16,553	$15,034
Accruing restructured loans	4,824	4,616
Nonaccrual restructured loans	10,127	10,142
Accruing loans past due over 90 days	690	780
	$32,194	$30,572
Ratio of the allowance for loan losses
as a percentage of non-performing loans	61.7%	61.6%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2015	December 31, 2014
Non-accrual loans
Commercial loans	$10,520	$9,212
Residential loans	4,837	4,651
Consumer loans	1,196	1,171
	$16,553	$15,034
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	649	624
Consumer loans	41	156
	$690	$780

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2015. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.32% over the next 12 months and increase 5.70% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.71% over the next 12 months and decrease 2.00% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.71%	-2.86%	-4.81%
Down 100	-0.71	-2.00	-3.14
Up 100	2.32	5.70	9.45
Up 200	1.71	8.00	15.30

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $3.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $117.1 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.9 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2015 to the same period in 2014, loans, net of deferred loan costs, have decreased to $1.78 billion from $1.79 billion. Deposits remained stable at $2.4 billion at June 30, 2015, substantially the same as at June 30, 2014. Shareholders' equity decreased 1.7% or $6.7 million. This financial performance increased book value per share 2.4% to $31.09 at June 30, 2015 from $30.38 at June 30, 2014. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	June 30, 2015	December 31, 2014	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.30%	16.99%	N/A
First Financial Bank	16.58%	16.36%	6.50%
Total risk-based capital
Corporation	18.22%	17.86%	N/A
First Financial Bank	17.41%	17.13%	10.00%
Tier I risk-based capital
Corporation	17.30%	16.99%	N/A
First Financial Bank	16.58%	16.36%	8.00%
Tier I leverage capital
Corporation	12.62%	12.33%	N/A
First Financial Bank	12.02%	11.83%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2015 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 667,700 shares may be repurchases.
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2015	—	—	N/A	N/A
May 1-31, 2015	75,973	33.86	75,973	132,573
June 1-30, 2015	42,080	34.56	42,080	90,493
Total	118,053	34.11	118,053	208,546

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2015, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on June 24, 2015.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2015 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.4*	2015 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 by Principal Executive Officer, dated August 5, 2015.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 by Principal Financial Officer, dated August 5, 2015.
32.1
Certification, dated August 5, 2015, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2015.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2015, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 5, 2015	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 5, 2015	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)