Form 10-Q
period 2015-09-30
FIRST FINANCIAL CORP /IN/
filed 2015-11-05
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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
Yes ☐ No ☒.

As of November 3, 2015, the registrant had outstanding 12,703,869 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$63,278	$78,102
Federal funds sold	—	8,000
Securities available-for-sale	885,836	897,053
Loans:
Commercial	1,040,677	1,044,522
Residential	451,425	469,172
Consumer	272,235	266,656
	1,764,337	1,780,350
(Less) plus:
Net deferred loan costs	2,330	1,078
Allowance for loan losses	(19,925)	(18,839)
	1,746,742	1,762,589
Restricted stock	10,838	16,404
Accrued interest receivable	12,265	11,593
Premises and equipment, net	50,834	51,802
Bank-owned life insurance	81,961	80,730
Goodwill	39,489	39,489
Other intangible assets	3,375	3,901
Other real estate owned	3,382	3,965
Other assets	44,833	48,857
TOTAL ASSETS	$2,942,833	$3,002,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$521,310	$556,389
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	47,154	53,733
Other interest-bearing deposits	1,850,125	1,847,075
	2,418,589	2,457,197
Short-term borrowings	23,336	48,015
FHLB advances	13,251	12,886
Other liabilities	79,066	90,173
TOTAL LIABILITIES	2,534,242	2,608,271

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,557,815 in 2015 and 14,538,132 in 2014
Outstanding shares-12,703,869 in 2015 and 12,962,607 in 2014	1,817	1,815
Additional paid-in capital	72,916	72,405
Retained earnings	394,761	377,970
Accumulated other comprehensive loss	(8,758)	(14,529)
Less: Treasury shares at cost-1,853,946 in 2015 and 1,575,525 in 2014	(52,145)	(43,447)
TOTAL SHAREHOLDERS’ EQUITY	408,591	394,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,942,833	$3,002,485
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,478	$21,939	$63,048	$65,782
Securities:
Taxable	3,918	4,196	11,970	12,938
Tax-exempt	1,806	1,782	5,375	5,294
Other	401	459	1,265	1,301
TOTAL INTEREST INCOME	27,603	28,376	81,658	85,315
INTEREST EXPENSE:
Deposits	963	1,088	2,980	3,611
Short-term borrowings	22	49	54	85
Other borrowings	42	94	129	726
TOTAL INTEREST EXPENSE	1,027	1,231	3,163	4,422
NET INTEREST INCOME	26,576	27,145	78,495	80,893
Provision for loan losses	1,050	1,506	3,650	3,110
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,526	25,639	74,845	77,783
NON-INTEREST INCOME:
Trust and financial services	1,382	1,386	4,127	4,289
Service charges and fees on deposit accounts	2,688	2,813	7,557	8,058
Other service charges and fees	3,080	3,112	8,918	8,940
Securities gains/(losses), net	9	—	23	(1)
Insurance commissions	1,693	2,091	5,202	5,620
Gain on sales of mortgage loans	611	519	1,512	1,352
Other	488	573	2,451	1,676
TOTAL NON-INTEREST INCOME	9,951	10,494	29,790	29,934
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,963	14,081	45,105	42,064
Occupancy expense	1,756	1,776	5,322	5,490
Equipment expense	1,736	1,905	5,210	5,467
FDIC Expense	468	537	1,348	1,496
Other	5,229	6,406	16,470	17,706
TOTAL NON-INTEREST EXPENSE	24,152	24,705	73,455	72,223
INCOME BEFORE INCOME TAXES	11,325	11,428	31,180	35,494
Provision for income taxes	2,927	3,156	8,098	10,903
NET INCOME	8,398	8,272	23,082	24,591
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	4,471	1,879	1,669	11,298
Change in funded status of post retirement benefits, net of taxes	819	116	4,102	346
COMPREHENSIVE INCOME	$13,688	$10,267	$28,853	$36,235
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.65	$0.62	$1.79	$1.85
Weighted average number of shares outstanding (in thousands)	12,773	13,269	12,874	13,325
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2015, and 2014
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2014	$1,812	$71,557	$366,858	$(4,320)	$(30,161)	$405,746
Net income	—	—	8,272	—	—	8,272
Other comprehensive income	—	—	—	1,995	—	1,995
Omnibus Equity Incentive Plan	2	357	—	—	—	359
Treasury shares purchased (392,665 shares)	—	—	$—	$—	(12,499)	(12,499)
Balance, September 30, 2014	$1,814	$71,914	$375,130	$(2,325)	$(42,660)	$403,873

Balance, July 1, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058
Net income	—	—	8,398	—	—	8,398
Other comprehensive income	—	—	—	5,290	—	5,290
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (130,247 shares)	—	—	—	—	(4,326)	(4,326)
Balance, September 30, 2015	$1,817	$72,916	$394,761	$(8,758)	$(52,145)	$408,591
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2015, and 2014
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	24,591	—	—	24,591
Other comprehensive income	—	—	—	11,644	—	11,644
Omnibus Equity Incentive Plan	3	840	—	—	—	843
Treasury shares purchased (402,441 shares)	—	—	—	—	(12,856)	(12,856)
Cash dividends, $.49 per share	—	—	(6,544)	—	—	(6,544)
Balance, September 30, 2014	$1,814	$71,914	$375,130	$(2,325)	$(42,660)	$403,873

Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	23,082	—	—	23,082
Other comprehensive income	—	—	—	5,771	—	5,771
Omnibus Equity Incentive Plan	2	511	—	—	—	513
Treasury shares purchased (257,989 shares)	—	—	—	—	(8,698)	(8,698)
Cash dividends, $.49 per share	—	—	(6,291)	—	—	(6,291)
Balance, September 30, 2015	$1,817	$72,916	$394,761	$(8,758)	$(52,145)	$408,591

See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,082	$24,591
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,209	1,988
Provision for loan losses	3,650	3,110
Securities (gains) losses	(23)	1
(Gain) loss on sale of other real estate	76	(150)
Restricted stock compensation	513	843
Depreciation and amortization	4,159	4,536
Other, net	(18)	3,641
NET CASH FROM OPERATING ACTIVITIES	33,648	38,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	3,465	355
Calls, maturities and principal reductions on securities available-for-sale	110,221	99,027
Purchases of securities available-for-sale	(101,766)	(68,704)
Loans made to customers, net of repayment	11,378	(26,518)
Redemption of restricted stock	5,576	—
Purchase of restricted stock	(10)	(18)
Purchase of customer list	(103)	—
Proceeds from sales of other real estate owned	1,412	2,468
Net change in federal funds sold	8,000	(10,704)
Additions to premises and equipment	(2,562)	(4,870)
NET CASH FROM INVESTING ACTIVITIES	35,611	(8,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(38,662)	(7,265)
Net change in short-term borrowings	(24,679)	(561)
Maturities of other borrowings	(30,212)	(397,000)
Proceeds from other borrowings	30,800	427,000
Purchase of treasury stock	(8,698)	(12,856)
Dividends paid	(12,632)	(12,949)
NET CASH FROM FINANCING ACTIVITIES	(84,083)	(3,631)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,824)	25,965
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	78,102	71,033
CASH AND DUE FROM BANKS, END OF PERIOD	$63,278	$96,998
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2015 and 2014 consolidated financial statements are unaudited. The December 31, 2014 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2014 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,931	$1,760	$4,678	$2,492	$19,861
Provision for loan losses	1,338	158	1,052	(1,498)	1,050
Loans charged -off	(1,874)	(220)	(1,201)	—	(3,295)
Recoveries	1,694	196	419	—	2,309
Ending Balance	$12,089	$1,894	$4,948	$994	$19,925

Allowance for Loan Losses:	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,850	$1,374	$3,769	$2,262	$18,255
Provision for loan losses*	589	72	1,047	(178)	1,530
Loans charged -off	(1,310)	(153)	(1,193)	—	(2,656)
Recoveries	51	34	293	—	378
Ending Balance	$10,180	$1,327	$3,916	$2,084	$17,507

* Provision before decrease of $24 thousand in 2014 for increase in FDIC indemnification asset

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30

Allowance for Loan Losses:	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	1,505	811	2,520	(1,186)	3,650
Loans charged -off	(2,482)	(626)	(3,489)	—	(6,597)
Recoveries	2,151	335	1,547	—	4,033
Ending Balance	$12,089	$1,894	$4,948	$994	$19,925

Allowance for Loan Losses:	September 30, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	270	84	2,380	(299)	2,435
Loans charged -off	(2,956)	(958)	(3,228)	—	(7,142)
Recoveries	416	616	1,114	—	2,146
Ending Balance	$10,180	$1,327	$3,916	$2,084	$17,507

* Provision before increase of $675 thousand in 2014 for decrease in FDIC indemnification asset

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2015 and December 31, 2014.

Allowance for Loan Losses	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$996	$232	$—	$—	$1,228
Collectively evaluated for impairment	10,902	1,662	4,948	994	18,506
Acquired with deteriorated credit quality	191	—	—	—	191
Ending Balance	$12,089	$1,894	$4,948	$994	$19,925

Loans:	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$9,648	$934	$—	$10,582
Collectively evaluated for impairment	1,032,992	450,198	273,436	1,756,626
Acquired with deteriorated credit quality	4,194	1,586	—	5,780
Ending Balance	$1,046,834	$452,718	$273,436	$1,772,988

Allowance for Loan Losses:	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	1,911	—	—	—	1,911
Collectively evaluated for impairment	8,733	1,365	4,370	2,180	16,648
Acquired with deteriorated credit quality	271	9	—	—	280
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839

Loans	December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	14,573	33	—	14,606
Collectively evaluated for impairment	1,030,949	468,872	267,880	1,767,701
Acquired with deteriorated credit quality	4,887	1,631	—	6,518
Ending Balance	$1,050,409	$470,536	$267,880	$1,788,825

The following tables present loans individually evaluated for impairment by class of loans.

			September 30, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,565	$1,272	$—	$1,939	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,243	3,243	—	1,800	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,776	1,776	—	1,029	—	—
Residential
First Liens	30	30	—	15	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,618	1,618	278	4,080	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,506	1,506	718	4,248	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	233	233	—	548	—	—
Residential
First Liens	904	904	232	357	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,875	$10,582	$1,228	$14,016	$—	$—

			December 31, 2014
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,200	$926	$—	$2,589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	58	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	292	292	—	58	—	—
Residential
First Liens	—	—	—	5	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,388	5,874	1,056	6,177	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,654	6,654	753	6,698	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	827	827	102	1,112	—	—
Residential
First Liens	33	33	—	35	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,394	$14,606	$1,911	$16,732	$—	$—

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$3,290	$—	$—	$1,939	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,599	—	—	1,800	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,785	—	—	1,029	—	—
Residential
First Liens	31	—	—	15	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,714	—	—	4,080	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,929	—	—	4,248	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	393	—	—	548	—	—
Residential
First Liens	565	—	—	357	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$13,306	$—	$—	$14,016	$—	$—

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$4,103	$—	$—	$3,005	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	42	—	—	73	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	12	—	—	6	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	4,420	—	—	6,253	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,677	—	—	6,709	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,322	—	—	1,184	—	—
Residential
First Liens	35	—	—	36	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,611	$—	$—	$17,266	$—	$—

The tables below presents the recorded investment in non-performing loans.

	September 30, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$430	$3,943
Farmland	—	—	—	385
Non Farm, Non Residential	—	7	3,190	2,666
Agriculture	588	—	—	289
All Other Commercial	—	—	—	1,993
Residential
First Liens	798	4,558	995	5,062
Home Equity	62	—	—	295
Junior Liens	13	—	—	230
Multifamily	—	—	—	—
All Other Residential	—	—	—	115
Consumer
Motor Vehicle	234	181	11	150
All Other Consumer	6	40	423	984
TOTAL	$1,701	$4,791	$5,049	$16,112

	December 31, 2014
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$7	$4,961	$3,720
Farmland	—	—	—	79
Non Farm, Non Residential	—	10	3,987	3,388
Agriculture	—	—	—	767
All Other Commercial	—	—	—	1,258
Residential
First Liens	603	4,357	842	3,861
Home Equity	88	—	—	404
Junior Liens	12	—	—	275
Multifamily	—	—	—	—
All Other Residential	5	—	—	111
Consumer
Motor Vehicle	162	257	83	210
All Other Consumer	3	1	269	961
TOTAL	$873	$4,632	$10,142	$15,034

There are $184 thousand loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at September 30, 2015 and there were $37 thousand at December 31, 2014. There were $242 thousand of covered loans included in non-accrual loans at September 30, 2015 and there were $274 thousand at December 31, 2014. There were no covered loans at September 30, 2015 or December 31, 2014 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$190	$321	$1,825	$2,336	$474,550	$476,886
Farmland	25	567	—	592	103,759	104,351
Non Farm, Non Residential	157	—	321	478	211,797	212,275
Agriculture	306	368	615	1,289	130,491	131,780
All Other Commercial	54	—	148	202	121,340	121,542
Residential
First Liens	1,083	813	1,723	3,619	298,948	302,567
Home Equity	154	61	161	376	37,837	38,213
Junior Liens	306	87	187	580	30,602	31,182
Multifamily	—	—	—	—	71,916	71,916
All Other Residential	—	—	—	—	8,840	8,840
Consumer
Motor Vehicle	2,619	495	251	3,365	247,719	251,084
All Other Consumer	94	49	6	149	22,203	22,352
TOTAL	$4,988	$2,761	$5,237	$12,986	$1,760,002	$1,772,988

	December 31, 2014
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$574	$416	$3,046	$4,036	$451,549	$455,585
Farmland	—	—	—	—	95,452	95,452
Non Farm, Non Residential	1,528	68	202	1,798	232,440	234,238
Agriculture	246	18	502	766	149,099	149,865
All Other Commercial	255	—	—	255	115,014	115,269
Residential
First Liens	6,011	963	1,522	8,496	308,068	316,564
Home Equity	141	33	310	484	40,043	40,527
Junior Liens	270	83	217	570	31,487	32,057
Multifamily	—	—	—	—	72,310	72,310
All Other Residential	112	—	5	117	8,961	9,078
Consumer
Motor Vehicle	3,026	557	180	3,763	242,406	246,169
All Other Consumer	114	7	3	124	21,587	21,711
TOTAL	$12,277	$2,145	$5,987	$20,409	$1,768,416	$1,788,825

During the three and nine months ended September 30, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	8,705	5,589	657	14,951
Added	—	16	50	66
Charged Off	—	—	(4)	(4)
Payments	(5,081)	(63)	(41)	(5,185)
September 30,	3,624	5,542	662	9,828

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	8,955	5,189	614	14,758
Added	—	668	239	907
Charged Off	—	(62)	(44)	(106)
Payments	(5,331)	(253)	(147)	(5,731)
September 30,	3,624	5,542	662	9,828

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	9,206	4,956	559	14,721
Added	—	340	115	455
Charged Off	—	(67)	(24)	(91)
Payments	(122)	(124)	(81)	(327)
September 30,	9,084	5,105	569	14,758

		2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	12,327	4,330	644	17,301
Added	441	1,141	213	1,795
Charged Off	(1,069)	(67)	(63)	(1,199)
Payments	(2,615)	(299)	(225)	(3,139)
September 30,	9,084	5,105	569	14,758

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2015 or 2014 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014 did not result in any material charge-offs or additional provision expense.

The Corporation has allocated $36 thousand and $81 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both September 30, 2015 and 2014, respectively. The Corporation has not committed to lend additional amounts as of September 30, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three and nine months ended September 30, 2015 and 2014 were not of any restructurings that had taken place in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$408,039	$28,331	$31,171	$1,295	$6,607	$475,443
Farmland	90,255	7,354	4,825	—	16	102,450
Non Farm, Non Residential	184,252	8,191	19,380	36	—	211,859
Agriculture	111,296	9,804	8,790	27	166	130,083
All Other Commercial	105,584	2,691	11,193	101	1,273	120,842
Residential
First Liens	98,630	4,591	8,633	718	189,034	301,606
Home Equity	11,097	453	1,348	11	25,247	38,156
Junior Liens	7,578	119	482	59	22,862	31,100
Multifamily	69,077	1,616	1,026	—	25	71,744
All Other Residential	902	—	25	—	7,892	8,819
Consumer
Motor Vehicle	10,555	498	508	—	238,435	249,996
All Other Consumer	3,181	89	121	15	18,833	22,239
TOTAL	$1,100,446	$63,737	$87,502	$2,262	$510,390	$1,764,337

	December 31, 2014
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$393,449	$29,081	$24,013	$2,900	$4,717	$454,160
Farmland	85,772	7,618	436	—	13	93,839
Non Farm, Non Residential	186,346	21,765	25,613	36	—	233,760
Agriculture	138,713	7,399	1,746	177	67	148,102
All Other Commercial	101,942	4,356	7,055	33	1,275	114,661
Residential
First Liens	104,854	5,929	7,733	1,035	196,008	315,559
Home Equity	12,592	375	1,374	6	26,116	40,463
Junior Liens	8,112	173	561	63	23,053	31,962
Multifamily	69,080	1,801	1,249	—	3	72,133
All Other Residential	1,799	—	28	—	7,228	9,055
Consumer
Motor Vehicle	11,135	402	224	—	233,302	245,063
All Other Consumer	3,169	141	87	21	18,175	21,593
TOTAL	$1,116,963	$79,040	$70,119	$4,271	$509,957	$1,780,350

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$11,059	$61	$—	$11,120
Mortgage Backed Securities - Residential	188,184	6,391	(235)	194,340
Mortgage Backed Securities - Commercial	10	—	—	10
Collateralized Mortgage Obligations	453,593	4,019	(3,703)	453,909
State and Municipal Obligations	204,279	7,438	(377)	211,340
Collateralized Debt Obligations	9,715	5,402	—	15,117
TOTAL	$866,840	$23,311	$(4,315)	$885,836

	December 31, 2014
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$1,411	$56	$—	$1,467
Mortgage Backed Securities-residential	180,673	7,593	(330)	187,936
Mortgage Backed Securities-commercial	17	—	—	17
Collateralized mortgage obligations	489,765	2,513	(7,623)	484,655
State and municipal	198,875	9,019	(219)	207,675
Collateralized debt obligations	10,205	5,115	(17)	15,303
TOTAL	$880,946	$24,296	$(8,189)	$897,053

Contractual maturities of debt securities at September 30, 2015 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$3,399	$3,426
Due after one but within five years	40,291	41,512
Due after five but within ten years	88,042	91,552
Due after ten years	93,321	101,087
	225,053	237,577
Mortgage-backed securities and collateralized mortgage obligations	641,787	648,259
TOTAL	$866,840	$885,836

There were $9 thousand in gross gains and no losses from investment sales realized by the Corporation for the three months ended September 30, 2015. For the nine months ended September 30, 2015 there were $23 thousand in gross gains and no losses. For the nine months ended September 30, 2014 there were $1 thousand in gross losses on sales of investment securities. There were no gains or losses on investment securities in the third quarter of 2014.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$18,372	$(180)	$19,957	$(55)	$38,329	$(235)
Collateralized mortgage obligations	147,188	(3,318)	55,710	(385)	202,898	(3,703)
State and municipal obligations	4,372	(101)	23,387	(276)	27,759	(377)
Total temporarily impaired securities	$169,932	$(3,599)	$99,054	$(716)	$268,986	$(4,315)

	December 31, 2014
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$—	$—	$23,849	$(330)	$23,849	$(330)
Collateralized mortgage obligations	50,832	(128)	264,940	(7,495)	315,772	(7,623)
State and municipal obligations	6,500	(35)	10,547	(184)	17,047	(219)
Collateralized Debt Obligations	—	—	200	(17)	200	(17)
Total temporarily impaired securities	$57,332	$(163)	$299,536	$(8,026)	$356,868	$(8,189)

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
Gross unrealized losses on investment securities were $4.3 million as of September 30, 2015 and $8.2 million as of December 31, 2014. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
There are three collateralized debt obligations securities with previously recorded OTTI but there is no OTTI in 2015 or 2014.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 44.9 to 63.8 while Moody Investor Service pricing ranges from 7.2 to 16.3, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Beginning balance	$13,995	$14,079	$14,050	$14,079
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	(29)	(55)	(29)
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$13,995	$14,050	$13,995	$14,050

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$11,120	$—	$11,120
Mortgage Backed Securities-residential	—	194,340	—	194,340
Mortgage Backed Securities-commercial	—	10	—	10
Collateralized mortgage obligations	—	453,909	—	453,909
State and municipal	—	206,615	4,725	211,340
Collateralized debt obligations	—	—	15,117	15,117
TOTAL	$—	$865,994	$19,842	$885,836
Derivative Assets		1,568
Derivative Liabilities		(1,568)

	December 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$1,467	$—	$1,467
Mortgage Backed Securities-residential	—	187,936	—	187,936
Mortgage Backed Securities-commercial	—	17	—	17
Collateralized mortgage obligations	—	484,655	—	484,655
State and municipal	—	201,775	5,900	207,675
Collateralized debt obligations	—	—	15,303	15,303
TOTAL	$—	$875,850	$21,203	$897,053
Derivative Assets		1,062
Derivative Liabilities		(1,062)

There were no transfers between Level 1 and Level 2 during 2015 and 2014.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$4,725	$14,866	$19,591
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	307	307
Transfers	—	—	—
Settlements	—	(56)	(56)
Ending balance, September 30	$4,725	$15,117	$19,842

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	122	122
Transfers	—	—	—
Settlements	(1,175)	(308)	(1,483)
Ending balance, September 30	$4,725	$15,117	$19,842

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,100	7,100
Purchases	4,000	—	4,000
Settlements	(2,625)	(841)	(3,466)
Ending balance, December 31	$5,900	$15,303	$21,203

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,382	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$3,033	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2014.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$5,900	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,965	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	11,477	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $3.0 million, after a valuation allowance of $1.2 million at September 30, 2015 and at a fair value of $11.5 million, net of a valuation allowance of $1.9 million at December 31, 2014. The impact to the provision for loan losses for the three months ended September 30, 2015 and for the 12 months ended December 31, 2014 was a $221 thousand decrease and a $1.2 million decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2015 with a value of $3.4 million was reduced $0.7 million for fair value adjustment. At September 30, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $0.6 million from residential loans. Other real estate owned at December 31, 2014 with a value of $4.0 million was reduced $1.1 million for fair value adjustment. At December 31, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans.

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

The following tables presents loans identified as impaired by class of loans as of September 30, 2015 and December 31, 2014, which are all considered Level 3.

	September 30, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,618	$278	$1,340
Farmland	—	—	—
Non Farm, Non Residential	1,506	718	788
Agriculture	—	—	—
All Other Commercial	233	—	233
Residential
First Liens	904	232	672
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,261	$1,228	$3,033

	December 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$5,874	$1,056	$4,818
Farmland	—	—	—
Non Farm, Non Residential	6,654	753	5,901
Agriculture	—	—	—
All Other Commercial	827	102	725
Residential
First Liens	33	—	33
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$13,388	$1,911	$11,477

The carrying amounts and estimated fair value of financial instruments at September 30, 2015 and December 31, 2014, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$63,278	$21,962	$41,316	$—	$63,278
Federal funds sold	—	—	—	—	—
Securities available-for-sale	885,836	—	865,994	19,842	885,836
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,746,742	—	—	1,804,961	1,804,961
Accrued interest receivable	12,265	—	3,719	8,546	12,265
Deposits	(2,418,589)	—	(2,420,624)	—	(2,420,624)
Short-term borrowings	(23,336)	—	(23,336)	—	(23,336)
Federal Home Loan Bank advances	(13,251)	—	(13,683)	—	(13,683)
Accrued interest payable	(396)	—	(396)	—	(396)

	December 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,102	$22,597	$55,505	$—	$78,102
Federal funds sold	8,000	—	8,000	—	8,000
Securities available-for-sale	897,053	—	875,850	21,203	897,053
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,762,589	—	—	1,810,885	1,810,885
FDIC Indemnification Asset	(74)	—	(74)	—	(74)
Accrued interest receivable	11,593	—	3,183	8,410	11,593
Deposits	(2,457,197)	—	(2,459,703)	—	(2,459,703)
Short-term borrowings	(48,015)	—	(48,015)	—	(48,015)
Federal Home Loan Bank advances	(12,886)	—	(13,605)	—	(13,605)
Accrued interest payable	(456)	—	(456)	—	(456)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2015	December 31, 2014
Federal Funds Purchased	$550	$21,192
Repurchase Agreements	22,786	26,823
	$23,336	$48,015

The Corporation enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the consolidated balance sheets. The securities underlying these agreements are included in investment securities in the consolidated balance sheets. The Corporation has no control over the market value of the securities, which fluctuates due to market conditions. However, the Corporation is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Corporation manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2015
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,225	$—	$—	$12,561	$22,786

	December 31, 2014
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$14,787	$5,748	$5,670	$618	$26,823

6.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$538	$510	$16	$13	$1,615	$1,530	$47	$40
Interest cost	879	939	43	44	2,637	2,817	130	131
Expected return on plan assets	(863)	(948)	—	—	(2,589)	(2,845)	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net amortization of prior service cost	—	(2)	—	—	1	(7)	—	—
Net amortization of net (gain) loss	1,185	190	—	—	3,555	569	—	(1)
Net Periodic Benefit Cost	$1,739	$689	$59	$57	$5,219	$2,064	$177	$170

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $1.8 million and $1.1 million respectively to its Pension Plan and ESOP and $247 thousand to the Post Retirement Health Benefits Plan in 2015. Contributions of $1.3 million have been made to the Pension Plan thus far in 2015. Contributions of $161 thousand have been made through the first nine months of 2015 for the Post Retirement Health Benefits plan. No contributions have been made in 2015 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2015 and 2014 there has been $1.1 million and $1.0 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 5 to the Consolidated Financial Statements). The Corporation adopted the amendments in this ASU effective January 1, 2015. As of September 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Corporation's Consolidated Financial Statements.

8.	Acquisitions and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at September 30, 2015 and December 31, 2014 totaled $6.5 million and $7.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at September 30, 2015 and 2014 are shown in the following table:

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$4,329	$1,547	$5,876
Discount accretion	—	—	—
Disposals	(105)	(9)	(114)
ASC 310-30 Loans, September 30,	$4,224	$1,538	$5,762

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(579)	(33)	(612)
ASC 310-30 Loans, September 30,	$4,224	$1,538	$5,762

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$7,337	$1,885	$9,222
Discount accretion	—	—	—
Disposals	(1,569)	(108)	(1,677)
ASC 310-30 Loans, September 30,	$5,768	$1,777	$7,545

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(1,908)	(632)	(2,540)
ASC 310-30 Loans, September 30,	$5,768	$1,777	$7,545

9.	Accumulated Other Comprehensive Income

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$7,476	$(21,524)	$(14,048)
Change in other comprehensive income before reclassification	4,464	—	4,464
Amounts reclassified from accumulated other comprehensive income	7	819	826
Net Current period other comprehensive other income	4,471	819	5,290
Ending balance, September 30,	$11,947	$(20,705)	$(8,758)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	1,654	—	1,654
Amounts reclassified from accumulated other comprehensive income	15	4,102	4,117
Net Current period other comprehensive other income	1,669	4,102	5,771
Ending balance, September 30,	$11,947	$(20,705)	$(8,758)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$5,784	$(10,104)	$(4,320)
Change in other comprehensive income before reclassification	1,879	—	1,879
Amounts reclassified from accumulated other comprehensive income	—	116	116
Net Current period other comprehensive other income	1,879	116	1,995
Ending balance, September 30,	$7,663	$(9,988)	$(2,325)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	11,297	—	11,297
Amounts reclassified from accumulated other comprehensive income	1	346	347
Net Current period other comprehensive other income	11,298	346	11,644
Ending balance, September 30,	$7,663	$(9,988)	$(2,325)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2015	Change	9/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$4,429	$4,231	$8,660
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,047	240	3,287
Total unrealized loss on securities available-for-sale	$7,476	$4,471	$11,947
Unrealized loss on retirement plans	(21,524)	819	(20,705)
TOTAL	$(14,048)	$5,290	$(8,758)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2014	Change	9/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$1,496	$8,660
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	173	3,287
Total unrealized loss on securities available-for-sale	$10,278	$1,669	$11,947
Unrealized loss on retirement plans	(24,807)	4,102	(20,705)
TOTAL	$(14,529)	$5,771	$(8,758)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2014	Change	9/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$3,296	$831	$4,127
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,488	1,048	3,536
Total unrealized loss on securities available-for-sale	$5,784	$1,879	$7,663
Unrealized loss on retirement plans	(10,104)	116	(9,988)
TOTAL	$(4,320)	$1,995	$(2,325)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	12/31/2013	Change	9/30/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$6,626	$4,127
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	4,672	3,536
Total unrealized loss on securities available-for-sale	$(3,635)	$11,298	$7,663
Unrealized loss on retirement plans	(10,334)	346	(9,988)
TOTAL	$(13,969)	$11,644	$(2,325)

	Three Months Ended September 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$9	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$7	Net of tax

Amortization of	$1,365	(a) Salary and benefits
retirement plan items	(546)	Income tax expense
	$819	Net of tax
Total reclassifications for the period	$826	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$23	Net securities gains (losses)
on available-for-sale	(8)	Income tax expense
securities	$15	Net of tax

Amortization of	$6,837	(a) Salary and benefits
retirement plan items	(2,735)	Income tax expense
	$4,102	Net of tax
Total reclassifications for the period	$4,117	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended September 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(237)	(a) Salary and benefits
retirement plan items	121	Income tax expense
	$(116)	Net of tax
Total reclassifications for the period	$(116)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(1)	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$(1)	Net of tax

Amortization of	$(711)	(a) Salary and benefits
retirement plan items	365	Income tax expense
	$(346)	Net of tax
Total reclassifications for the period	$(347)	Net of tax

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

Summary of Operating Results

Net income for the three months ended September 30, 2015 was $8.4 million, compared to $8.3 million for the same period of 2014. Basic earnings per share increased to $0.65 for the third quarter of 2015 compared to $0.62 for same period of 2014. Return on Assets and Return on Equity were 1.14% and 8.36% respectively, for the three months ended September 30, 2015 compared to 1.10% and 8.27% for the three months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $23.1 million, compared to $24.6 million for the same period of 2014. Basic earnings per share decreased to $1.79 for the nine months ended September, 30, 2015 compared to $1.85 for same period of 2014. Return on Assets and Return on Equity were 1.03% and 7.61% respectively, for the nine months ended September 30, 2015 compared to 1.08% and 8.17% for the nine months ended September 30, 2014.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $0.6 million in the three months ended September 30, 2015 to $26.6 million from $27.1 million in the same period in 2014. The net interest margin for the three months ended September 30, 2015 is 4.12% compared to 4.15% for the same period of 2014, a .03% decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding. Net interest income decreased $2.8 million in the nine months ended September 30, 2015 to $78.5 million from $80.9 million in the same period in 2014. The net interest margin for the nine months ended September 30, 2015 is 4.04% compared to 4.11% for the same period of 2014, a .07% decrease, driven by a greater decline in the income realized on earning assets than the decline in costs of funding.

Non-Interest Income

Non-interest income for the three months ended September 30, 2015 was $10.0 million compared to $10.5 million for the same period of 2014. Gain on the sale of mortgages increased $92 thousand. Service charges and fees on deposit accounts decreased by $125 thousand and other service fees increased by $64 thousand. Insurance commission income decreased by $398 thousand for the 3 months ended September 30, 2015 compared to the same period of 2014. Non-interest income for the nine months ended September 30, 2015 was $29.8 million compared to $29.9 million for the same period of 2014.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2015 increased by $553 thousand to $24.2 million compared to the same period in 2014. Salaries and employee benefits increased $882 thousand driven by normal merit increases and increased pension expense due in part to lower discount rates used in determining the liability as well as the use of the new RP-2014 Mortality Table. The pension plan was frozen for the majority of employees as of December 31, 2012. The Corporation’s efficiency ratio was 63.42% for the quarter ending September 30, 2015 versus 63.00% for the same period in 2014. The Corporation’s non-interest expense for the nine months ended September 30, 2015 increased by $1.2 million to $73.5 million compared to the same period in 2014.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $456 thousand to $1.05 million for third quarter of 2015 compared to $1.5 million for the same period of 2014. Net charge offs for the third quarter of 2015 were $985 thousand compared to $2.3 million for the same period of 2014. During 2015, the specific allocations for impaired loans decreased as compared to the same period of 2014. The unallocated allocation decreased to $1.0 million at September 30, 2015 compared to $2.1 million for the same period of 2014. The Corporation’s provision for loan losses increased $540 thousand to $3.6 million for nine months ended September 30, 2015 compared to $3.1 million for the same period of 2014. The allowance for loan losses has increased to $19.9 million at September 30, 2015 compared to $18.8 million at December 31, 2014. The increase in the allowance was based on an increase in loans classified as substandard. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.
Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $27.6 million at September 30, 2015 compared to $30.6 million at December 31, 2014. Nonperforming loans decreased 19.4% to $27.6 million as of September 30, 2015 versus $34.2 million as of September 30, 2014. A summary of non-performing loans at September 30, 2015 and December 31, 2014 follows:

	(000's)
	September 30, 2015	December 31, 2014
Non-accrual loans	$16,112	$15,034
Accruing restructured loans	4,779	4,616
Nonaccrual restructured loans	5,049	10,142
Accruing loans past due over 90 days	1,632	780
	$27,572	$30,572
Ratio of the allowance for loan losses
as a percentage of non-performing loans	72.3%	61.6%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2015	December 31, 2014
Non-accrual loans
Commercial loans	$9,276	$9,212
Residential loans	5,702	4,651
Consumer loans	1,134	1,171
	$16,112	$15,034
Past due 90 days or more
Commercial loans	$572	$—
Residential loans	829	624
Consumer loans	231	156
	$1,632	$780

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2015. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.48% over the next 12 months and increase 5.83% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.40% over the next 12 months and decrease 1.64% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.70%	-2.92%	-4.90%
Down 100	-0.40	-1.64	-2.78
Up 100	2.48	5.83	9.69
Up 200	1.83	8.07	15.66

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $3.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $123.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2015 to the same period in 2014, loans, net of deferred loan costs, have decreased to $1.77 billion from $1.81 billion. Deposits remained stable at $2.4 billion at September 30, 2015, substantially the same as at September 30, 2014. Shareholders' equity increased 1.2% or $4.7 million. This financial performance increased book value per share 3.2% to $32.16 at September 30, 2015 from $31.16 at September 30, 2014. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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
Common equity tier 1 capital primarily includes qualifying common shareholders’ equity, retained earnings and certain minority interests. Goodwill, disallowed intangible assets and certain disallowed deferred tax assets are excluded from Common equity tier 1 capital.
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

	September 30, 2015	December 31, 2014	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.73%	16.99%	N/A
First Financial Bank	17.08%	16.36%	6.50%
Total risk-based capital
Corporation	18.67%	17.86%	N/A
First Financial Bank	17.91%	17.13%	10.00%
Tier I risk-based capital
Corporation	17.73%	16.99%	N/A
First Financial Bank	17.08%	16.36%	8.00%
Tier I leverage capital
Corporation	12.92%	12.33%	N/A
First Financial Bank	12.34%	11.83%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2015 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 667,700 shares may be repurchased.
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2015	—	—	N/A	N/A
August 1-31, 2015	130,247	33.22	104,507	N/A
September 1-30, 2015	—	—	—	N/A
Total	130,247	33.22	104,507	—

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2015, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on June 24, 2015.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.3*	2015 Schedule of Director Compensation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.4*	2015 Schedule of Named Executive Officer Compensation, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed for the fiscal year ended December 31, 2014.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 by Principal Executive Officer, dated November 5, 2015.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 by Principal Financial Officer, dated November 5, 2015.
32.1
Certification, dated November 5, 2015, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2015.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2015, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 5, 2015	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 5, 2015	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)