Form 10-K
period 2015-12-31
FIRST FINANCIAL CORP /IN/
filed 2016-03-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $420,248,048. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2016—12,656,606 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 20, 2016 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2015 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2015 the Corporation and its subsidiaries had 896 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; four in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; five in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Illinois; two in Marion County, Ill.; one in Montgomery County, Ill.; three in McLean County, Illinois; two in Richland County, Ill.; six in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. Forrest Sherer Inc. is a regional supplier of insurance, surety and other financial products. Forrest Sherer has more than 58 professionals and over 91 years of service to both businesses and households in their market area. The agency has representation agreements with more than 40 regional and national insurers to market their products of property and casualty insurance, surety bonds, employee benefit plans, life insurance and annuities. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Corporation, the Bank, and Morris Plan, some of which are described in more detail below.

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

The Basel III Capital Rules became effective on January 1, 2015 (subject to a phase-in period) and, among other things, introduced a new capital measure known as “Common Equity Tier 1” (“CET1”), which generally consists of common equity Tier 1 capital instruments and related surplus, retained earnings, and common equity Tier 1 minority interests, minus certain adjustments and deductions.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the former capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation, may make a one-time permanent election to continue to exclude these items. The Corporation, the Bank and Morris Plan all made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The Corporation has no trust preferred securities. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

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

•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2016 are as follows:

•	5.125% CET1 to risk-weighted assets;

•	6.625% Tier 1 capital to risk-weighted assets; and

•	8.625% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2015, are shown below:

•	17.69% CET1 to risk-weighted assets;

•	17.69% Tier 1 capital to risk-weighted assets;

•	18.62% Total capital to risk-weighted assets; and

•	12.92% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2015, are shown below:

•	17.23% CET1 to risk-weighted assets;

•	17.23% Tier 1 capital to risk-weighted assets;

•	18.05% Total capital to risk-weighted assets; and

•	12.50% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2015, are shown below:

•	30.93% CET1 to risk-weighted assets;

•	30.93% Tier 1 capital to risk-weighted assets;

•	32.22% Total capital to risk-weighted assets; and

•	28.06% leverage ratio.

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

The deposits of the Bank and Morris Plan are insured up to the applicable limits under the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC bases assessments on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. This may shift the burden of deposit premiums toward larger depository institutions which rely on funding sources other than U.S. deposits.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $1.7 million and Morris Plan paid a total FDIC assessment of $31 thousand in 2015.

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

Interest Rate and Market Risk. The federal bank regulators also have issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

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

The Corporation believes that, as of December 31, 2015, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

The Federal Reserve Board, OCC and FDIC have issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

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

Risks Related to the Corporation’s Business

Difficult conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations

In recent years, the U.S. economy has faced a severe economic crisis including a major recession. Although the economy has been in the recovery phase since 2009, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

The Federal Reserve, the FDIC and the OCC have adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Corporation and its banking subsidiaries. The rules phase in overtime beginning in 2015 and will become fully effective in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio (common Tier 1 capital plus Additional Tier 1 capital) of 6%, and (iii) total risk-based capital ratio of 8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 risk-based ratio of 7%, a Tier 1 risk-based ratio of 8.5%, and a total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Corporation’s earnings could be adversely impacted by incidences of fraud and compliance failure

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

Risks associated with cyber-security could negatively affect our earnings

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The value of the Corporation’s goodwill and other intangible assets may decline in the future

As of December 31, 2015, the Corporation had $42.7 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2016, February 14, 2021, May 31, 2017, and December 31, 2019.

Facilities of the Corporation’s banking center in Daviess County include an office in Washington, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Clay County include two offices in Brazil, Indiana and an office in Clay City, Indiana. All three buildings are held in fee.

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

Facilities of the Corporation’s banking centers in Parke County include two offices in Rockville, Indiana and offices in Marshall and Montezuma, Indiana. All four buildings are held in fee.

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

Facilities of the Corporation’s banking center in McLean County include two offices in Bloomington, Illinois, and an office in Gridley, Illinois. A banking center in Bloomington is leased and the lease expires on June 30, 2021. The other buildings are held in fee.

Facilities of the Corporation’s banking center in Montgomery County include an office in Hillsboro, Illinois. This building is held in fee. The Corporation entered into an agreement to sell this office to First Community Bank of Hillsboro, Hillsboro, Illinois, on February 4, 2016.

Facilities of the Corporation’s banking center in Wayne County include an office in Fairfield, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Jasper County include an office in Newton, Illinois. This building is held in fee.

Facilities of the Corporation’s banking centers in Coles County include two offices in Charleston, Illinois and an office in Mattoon, Illinois. These buildings are held in fee.

Facilities of the Corporation’s banking center in Clark County include an office in Marshall, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and two offices in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2017. The banking center in Mahomet is leased and the lease expires on June 4, 2019. One of the banking centers in Urbana is held in fee while the other banking center in Urbana is held in fee while the land is leased and the lease expires on November 30, 2017.

Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2018 and the other five buildings are held in fee.

Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is April 30, 2020.

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

Facilities of the Corporation’s subsidiary, FFB Risk Management Co., Inc., include an office facility in Las Vegas, Nevada. This office facility is leased.

ITEM 3.	LEGAL PROCEEDINGS

(a) There are no material pending legal proceedings to which the Corporation or its subsidiaries is a party or of which any of their property is the subject, other than ordinary routine litigation incidental to its business.
(b) Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2016 shareholders owned 12,656,606 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2016, approximately 4,515 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2015 and 2014.

	2015			2014
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$35.99	$32.41		$35.18	$30.60
June 30	$36.39	$33.38	$0.49	$33.97	$31.31	$0.49
September 30	$35.83	$32.00		$33.32	$30.57
December 31	$37.49	$32.19	$0.49	$35.91	$30.99	$0.49

 The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 10.72%. During this same period, the return on The Russell 2000 Index was 55.18% and the SNL Index of Banks $1 - $5 Billion had a return of 91.39%.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
First Financial Corporation	100.00	97.56	91.63	112.54	112.83	110.72
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. The Corporation contributed 36,149 shares of treasury stock to the ESOP in November of 2015. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Total assets	$2,979,585	$3,002,485	$3,018,718	$2,895,408	$2,954,061
Securities	891,082	897,053	914,560	691,000	666,287
Loans, net of unearned fees	1,763,808	1,781,428	1,791,428	1,851,936	1,893,679
Deposits	2,442,369	2,457,197	2,458,791	2,276,134	2,274,499
Borrowings	46,508	60,901	117,880	160,256	246,449
Shareholders’ equity	410,316	394,214	386,195	372,122	346,961
INCOME STATEMENT DATA
Interest income	108,676	113,358	116,221	122,305	116,341
Interest expense	4,169	5,526	8,961	13,393	17,147
Net interest income	104,507	107,832	107,260	108,912	99,194
Provision for loan losses	4,700	5,072	7,860	8,773	5,755
Other income	39,179	40,785	40,455	39,547	33,340
Other expenses	98,398	95,584	94,554	93,056	75,187
Net income	30,196	33,772	31,534	32,812	37,195
PER SHARE DATA:
Net Income	2.35	2.55	2.37	2.48	2.83
Cash dividends	0.98	0.98	0.96	0.95	0.94
PERFORMANCE RATIOS:
Net income to average assets	1.01%	1.12%	1.06%	1.13%	1.49%
Net income to average shareholders’ equity	7.46	8.37	8.35	9.02	10.88
Average total capital to average assets	14.26	13.99	13.45	13.25	14.57
Average shareholders’ equity to average assets	13.60	13.36	12.69	12.55	13.68
Dividend payout	41.51	38.16	40.58	38.40	33.29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS - SUMMARY FOR 2015

COMPARISON OF 2015 TO 2014

Net income for 2015 was $30.2 million, or $2.35 per share. This represents a 10.6% decrease in net income and a 7.8% decrease in earnings per share, compared to 2014. Return on assets at December 31, 2015 decreased 9.8% to 1.01% compared to 1.12% at December 31, 2014.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income decreased in 2015 to $104.5 million compared to $107.8 million in 2014. Total average interest earning assets decreased to $2.74 billion in 2015 from $2.79 billion in 2014. The tax-equivalent yield on these assets decreased to 4.19% in 2015 from 4.28% in 2014. Total average interest-bearing liabilities decreased to $1.949 billion in 2015 from $2.035 billion in 2014. The average cost of these interest-bearing liabilities decreased to 0.21% in 2015 from 0.27% in 2014.

The net interest margin decreased from 4.08% in 2014 to 4.04% in 2015. This decrease is primarily the result of the decreased income provided by earning assets. Earning asset yields decreased 9 basis points while the rate on interest-bearing liabilities decreased by 6 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2015			2014			2013
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,761,888	85,529	4.85%	$1,795,235	89,011	4.96%	$1,807,599	92,207	5.10%
Taxable investment securities	705,118	15,814	2.24%	737,566	17,015	2.31%	641,383	16,157	2.52%
Tax-exempt investments (2)	259,191	13,518	5.22%	249,040	13,506	5.42%	242,484	13,523	5.58%
Federal funds sold	18,272	52	0.28%	11,583	34	0.29%	42,460	32	0.08%
Total interest-earning assets	2,744,469	114,913	4.19%	2,793,424	119,566	4.28%	2,733,926	121,919	4.46%
Non-interest earning assets:
Cash and due from banks	73,066			69,522			75,945
Premises and equipment, net	50,877			51,929			48,625
Other assets	128,177			124,402			140,227
Less allowance for loan losses	(19,658)			(19,209)			(22,623)
TOTALS	$2,976,931			$3,020,068			$2,976,100
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,463,662	1,429	0.10%	$1,415,431	1,340	0.09%	$1,321,848	1,374	0.10%
Time deposits	437,961	2,505	0.57%	519,166	3,284	0.63%	579,815	4,512	0.78%
Short-term borrowings	32,644	70	0.21%	45,743	99	0.22%	37,968	78	0.21%
Other borrowings	14,463	165	1.14%	54,769	803	1.47%	105,161	2,997	2.85%
Total interest-bearing liabilities:	1,948,730	4,169	0.21%	2,035,109	5,526	0.27%	2,044,792	8,961	0.44%
Non interest-bearing liabilities:
Demand deposits	544,708			526,656			479,659
Other	78,648			54,890			73,963
	2,572,086			2,616,655			2,598,414
Shareholders' equity	404,845			403,413			377,686
TOTALS	$2,976,931			$3,020,068			$2,976,100
Net interest earnings		$110,744			$114,040			$112,958
Net yield on interest- earning assets			4.04%			4.08%			4.13%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2015 to 2014 and 2014 to 2013.

	2015 Compared to 2014 Increase (Decrease) Due to				2014 Compared to 2013 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$(1,653)	$(1,864)	$35	$(3,482)	$(631)	$(2,584)	$18	$(3,197)
Taxable investment securities	(749)	(473)	21	(1,201)	2,423	(1,361)	(204)	858
Tax-exempt investment securities (2)	551	(517)	(22)	12	366	(372)	(10)	(16)
Federal funds sold	20	(1)	(1)	18	(23)	93	(67)	3
Total interest income	$(1,831)	$(2,855)	$33	$(4,653)	$2,135	$(4,224)	$(263)	$(2,352)
Interest paid on interest-bearing liabilities:
Transaction accounts	46	42	1	89	97	(123)	(9)	(35)
Time deposits	(514)	(316)	51	(779)	(472)	(843)	88	(1,227)
Short-term borrowings	(28)	(1)	—	(29)	16	4	1	21
Other borrowings	(591)	(178)	131	(638)	(1,436)	(1,455)	697	(2,194)
Total interest expense	(1,087)	(453)	183	(1,357)	(1,795)	(2,417)	777	(3,435)
Net interest income	$(744)	$(2,402)	$(150)	$(3,296)	$3,930	$(1,807)	$(1,040)	$1,083

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2015, the provision for loan losses was $4.7 million, a decrease of $372 thousand, or 7.3%, compared to 2014.

Net charge-offs for 2015 were $3.6 million as compared to $5.6 million for 2014 and $8.4 million for 2013. Non-accrual loans decreased to $14.6 million at December 31, 2015 from $15.0 million at December 31, 2014. Loans past due 90 days and still on accrual increased to $964 thousand compared to $780 thousand at December 31, 2014.

NON-INTEREST INCOME

Non-interest income of $39.2 million decreased $1.6 million from the $40.8 million earned in 2014. Increased income from interchange income and sale of mortgages partially offset the reduced investment service income and income from the Corporation's insurance agency for 2015.

NON-INTEREST EXPENSES

Non-interest expenses increased to $98.4 million for 2015 from $95.6 million for 2014. Employee fringe benefits increased $4.3 million while most other expenses decreased. Employee benefits increased $4.3 million due to the lower discount rate and the use of the updated mortality table. The pension plan was frozen for the majority of employees as of December 31, 2012. Occupancy expenses decreased $240 thousand and equipment expense decreased $278 thousand for the year ended 2015.

INCOME TAXES

The Corporation's federal income tax provision was $10.4 million in 2015 compared to $14.2 million in 2014. The overall effective tax rate in 2015 of 25.6% decreased as compared to a 2014 effective rate of 29.6%, principally due to lower income before income taxes with a similar level of non-taxable earnings as 2014.
.

 COMPARISON OF 2014 TO 2013

Net income for 2014 was $33.8 million or $2.55 per share compared to $31.5 million in 2013 or $2.37 per share. This increase in net income was driven by the reduced provision for loan losses of $2.8 million partially offset by a lower net interest margin of 5 basis points from 4.13% to 4.08%.

Net interest income increased $572 thousand in 2014 compared to 2013 as total average interest-earning assets increased. The provision for loan losses decreased $2.8 million from $7.9 million in 2013 to $5.1 million in 2014. Non-interest expenses increased $1.0 million while non-interest income increased $300 thousand. The increase in non-interest income resulted primarily from electronic banking fees and deposit fees. The increase in non-interest expense was primarily occupancy and equipment costs.

The provision for income taxes increased $422 thousand from 2013 to 2014 and the effective tax rate decreased 81 basis points, or 2.7% in 2014 from 2013.

COMPARISON AND DISCUSSION OF 2015 BALANCE SHEET TO 2014

The Corporation's total assets decreased 0.8% or $23.0 million at December 31, 2015, from a year earlier. Available-for-sale securities decreased $6.0 million at December 31, 2015, from the previous year. Loans, net of deferred fees and costs, decreased by $17.6 million to $1.76 billion. Deposits decreased $14.8 million while borrowings decreased by $14.4 million. Total shareholders' equity increased $16.1 million to $410.3 million at December 31, 2015. Net income was partially offset by dividends. There were also 36,149 shares from the treasury with a value of $1.30 million that were contributed to the ESOP plan in 2015 compared to 36,368 shares with a value of $1.25 million in 2014.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES
The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2015 the portfolio's balance decreased by 0.7%. The average life of the portfolio increased from 4.2 years in 2014 to 4.5 years in 2015. The portfolio structure will continue to provide cash flows to be reinvested during 2016.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2015
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$5	7.90%	$15,267	4.85%	$56,178	5.72%	$152,416	5.08%	$223,866
Collateralized mortgage obligations (1)	—	—%	2,973	5.49%	582	5.57%	434,079	2.38%	437,634
States and political subdivisions	4,649	3.67%	57,884	3.66%	98,926	3.50%	53,248	3.34%	214,707
Corporate obligations	—	—%	—	—%	—	—%	14,875	—%	14,875
TOTAL	$4,654	3.67%	$76,124	3.97%	$155,686	4.31%	$654,618	3.03%	$891,082
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2014
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$18	3.70%	$13,092	5.28%	$29,790	5.25%	$146,520	5.61%	$189,420
Collateralized mortgage obligations (1)	24	4.99%	1,813	5.04%	3,919	4.89%	478,899	2.40%	484,655
States and political subdivisions	7,700	4.22%	38,891	3.58%	90,909	3.53%	70,175	3.60%	207,675
Corporate obligations	—	—%	—	—%	—	—%	15,303	—%	15,303
TOTAL	7,742	4.22%	53,796	4.04%	124,618	3.98%	710,897	3.13%	897,053
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2015 are set forth in the following analyses.

(Dollar amounts in thousands)	2015	2014	2013	2012	2011
Loan Category
Commercial	$1,043,980	$1,044,522	$1,042,138	$1,088,144	$1,099,324
Residential	444,447	469,172	482,377	496,237	505,600
Consumer	272,896	266,656	268,033	268,507	289,717
TOTAL	$1,761,323	$1,780,350	$1,792,548	$1,852,888	$1,894,641

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$374,204	$526,844	$142,932	$1,043,980
TOTAL
Residential				444,447
Consumer				272,896
TOTAL				$1,761,323
Loans maturing after one year with:
Fixed interest rates		$173,305	$137,303
Variable interest rates		353,539	5,629
TOTAL		$526,844	$142,932

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2015	2014	2013	2012	2011
Amount of loans outstanding at December 31,	$1,761,323	$1,780,350	$1,792,548	$1,852,888	$1,894,641
Average amount of loans by year	$1,761,888	$1,795,235	$1,807,599	$1,863,014	$1,637,471
Allowance for loan losses at beginning of year	$18,839	$20,068	$21,958	$19,241	$22,336
Loans charged off:
Commercial	2,852	3,522	4,830	4,176	5,336
Residential	866	1,143	4,942	2,598	2,811
Consumer	4,810	4,785	3,615	3,640	2,969
Total loans charged off	8,528	9,450	13,387	10,414	11,116
Recoveries of loans previously charged off:
Commercial	2,429	934	3,149	644	938
Residential	452	798	472	100	95
Consumer	2,054	2,104	1,401	1,387	1,108
Total recoveries	4,935	3,836	5,022	2,131	2,141
Net loans charged off	3,593	5,614	8,365	8,283	8,975
Provision charged to expense *	4,700	4,385	6,475	11,000	5,880
Balance at end of year	$19,946	$18,839	$20,068	$21,958	$19,241
Ratio of net charge-offs during period to average loans outstanding	0.20%	0.31%	0.46%	0.44%	0.55%

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

Included in the $1.8 billion of loans outstanding at December 31, 2015 are $6.5 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $5.4 million and a carrying value of $5.0 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans increased to 1.13% at year end 2015 compared to 1.05% at year end 2014. The Corporation’s unallocated allowance position of $1.7 million at December 31, 2015 has decreased from $2.2 million at December 31, 2014 and decreased from $2.4 million at December 31, 2013. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors supplement historical losses and consider internal and external factors that influence management's expectations of loss in the portfolio and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $25.5 million at December 31, 2015 decreased from $30.6 million at December 31, 2014 due in large part to the resolution of certain larger commercial credits, and net charge-offs declined to $3.6 million in 2015 compared to $5.6 million in 2014. Management believes the allowance for loan losses balance at year end 2015, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2015	2014	2013	2012	2011
Commercial	$11,482	$10,915	$12,450	$10,987	$12,119
Residential	1,834	1,374	1,585	5,426	2,728
Consumer	4,945	4,370	3,650	3,879	3,889
Unallocated	1,685	2,180	2,383	1,666	505
TOTAL ALLOWANCE FOR LOAN LOSSES	$19,946	$18,839	$20,068	$21,958	$19,241

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Non-accrual restructured loans decreased in 2014 primarily due to the sale in 2014 of two large commercial credits and in 2013 of one large commercial credit. Restructured loans declined in 2015 as there was a lower dollar amount of loans added and there was one large commercial credit that was paid off. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2015	2014	2013	2012	2011
Non-accrual loans	$14,634	$15,034	$19,779	$36,794	$38,102
Accruing restructured loans	4,851	4,616	4,199	3,831	3,356
Non-accrual restructured loans	5,009	10,142	13,102	17,454	13,981
Accruing loans past due over 90 days	964	780	2,073	3,362	2,047
	$25,458	$30,572	$39,153	$61,441	$57,486

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 78% at December 31, 2015, compared to 62% in 2014. The ratio of nonperforming loans excluding covered loans was 80% at December 31, 2015 and 62% at December 31, 2014. There were no covered loans included in restructured loans in 2015 and 2014. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2015 and 2014:

(Dollar amounts in thousands)	2015		2014
Non-accrual loans:
Commercial loans	$8,146	56%	$9,212	61%
Residential loans	5,481	37%	4,651	31%
Consumer loans	1,007	7%	1,171	8%
	$14,634	100%	$15,034	100%
Past due 90 days or more:
Commercial loans	$—	—%	$—	—%
Residential loans	820	85%	624	80%
Consumer loans	144	15%	156	20%
	$964	100%	$780	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2015		2014
Non-accrual loans:
Commercial loans	$23	9%	$35	13%
Residential loans	220	91%	239	87%
Consumer loans	—	—%	—	—%
	$243	100%	$274	100%
Past due 90 days or more:
Commercial loans	$—	—%	$—	—%
Residential loans	184	100%	37	100%
Consumer loans	—	—%	—	—%
	$184	100%	$37	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2015, 2014 and 2013.

	2015		2014		2013
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$544,708		$526,656		$479,659
Interest-bearing demand deposits	591,412	0.12%	567,267	0.11%	541,235	0.12%
Savings deposits	872,250	0.08%	848,164	0.08%	780,613	0.09%
Time deposits: $100,000 or more	117,066	0.59%	142,153	0.73%	169,567	0.90%
Other time deposits	320,895	0.57%	377,013	0.59%	410,248	0.73%
TOTAL	$2,446,331		$2,461,253		$2,381,322

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2015, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$8,501
Over 3 through 6 months	32,398
Over 6 through 12 months	39,267
Over 12 months	52,780
TOTAL	$132,946

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $12.7 million in 2015 compared to $12.9 million in 2014. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2015.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2015 and 2014 was 41.5% and 38.2%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2015. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.54% over the next 12 months and increase 7.09% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.45% over the next 12 months and decrease 1.93% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.66%	-3.02%	-5.10%
Down 100	-0.45%	-1.93%	-3.24%
Up 100	3.54%	7.09%	11.07%
Up 200	2.15%	8.47%	16.14%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $4.7 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $129.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $27.4 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$2,030,476	$—	$—	$—	$2,030,476
Consumer certificates of deposit		221,863	146,566	42,958	506	411,893
Short-term borrowings	11	33,831	—	—	—	33,831
Other borrowings	12	12,545	132		—	12,677

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2015. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$364,756	$184,765	$179,991
Commercial letters of credit	7,195	5,489	1,706

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2015 and has issued a report dated March 9, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited First Financial Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana
March 9, 2016

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2015	2014
ASSETS
Cash and due from banks	$88,695	$78,102
Federal funds sold	9,815	8,000
Securities available-for-sale	891,082	897,053
Loans, net of allowance of $19,946 in 2015 and $18,839 in 2014	1,743,862	1,762,589
Restricted Stock	10,838	16,404
Accrued interest receivable	11,733	11,593
Premises and equipment, net	50,531	51,802
Bank-owned life insurance	82,323	80,730
Goodwill	39,489	39,489
Other intangible assets	3,178	3,901
Other real estate owned	3,466	3,965
Other assets	44,573	48,857
TOTAL ASSETS	$2,979,585	$3,002,485
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$563,302	$556,389
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	46,753	53,733
Other interest-bearing deposits	1,832,314	1,847,075
	2,442,369	2,457,197
Short-term borrowings	33,831	48,015
Other borrowings	12,677	12,886
Other liabilities	80,392	90,173
TOTAL LIABILITIES	2,569,269	2,608,271
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,557,815 in 2015 and 14,538,132 in 2014
Outstanding shares-12,740,018 in 2015 and 12,942,175 in 2014	1,817	1,815
Additional paid-in capital	73,396	72,405
Retained earnings	395,633	377,970
Accumulated other comprehensive income (loss)	(9,401)	(14,529)
Less: Treasury shares at cost-1,817,797 in 2015 and 1,595,957 in 2014	(51,129)	(43,447)
TOTAL SHAREHOLDERS’ EQUITY	410,316	394,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,979,585	$3,002,485

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$84,022	$87,530	$91,242
Securities:
Taxable	15,815	17,015	16,157
Tax-exempt	7,194	7,084	7,046
Other	1,645	1,729	1,776
TOTAL INTEREST AND DIVIDEND INCOME	108,676	113,358	116,221
INTEREST EXPENSE:
Deposits	3,934	4,624	5,886
Short-term borrowings	70	99	78
Other borrowings	165	803	2,997
TOTAL INTEREST EXPENSE	4,169	5,526	8,961
NET INTEREST INCOME	104,507	107,832	107,260
Provision for loan losses	4,700	5,072	7,860
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	99,807	102,760	99,400
NON-INTEREST INCOME:
Trust and financial services	5,586	5,860	6,035
Service charges and fees on deposit accounts	10,145	10,772	10,162
Other service charges and fees	11,798	11,697	11,081
Securities gain (loss), net	17	(3)	423
Insurance commissions	6,945	7,646	7,750
Gain on sale of mortgage loans	1,998	1,849	3,052
Other	2,690	2,964	1,952
TOTAL NON-INTEREST INCOME	39,179	40,785	40,455
NON-INTEREST EXPENSES:
Salaries and employee benefits	60,109	55,936	55,097
Occupancy expense	6,978	7,218	6,102
Equipment expense	6,991	7,269	6,348
Federal Deposit Insurance	1,769	1,931	2,052
Other	22,551	23,230	24,955
TOTAL NON-INTEREST EXPENSE	98,398	95,584	94,554
INCOME BEFORE INCOME TAXES	40,588	47,961	45,301
Provision for income taxes	10,392	14,189	13,767
NET INCOME	30,196	33,772	31,534
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(1,225)	13,913	(17,066)
Change in funded status of post-retirement benefits, net of taxes	6,353	(14,473)	10,569
COMPREHENSIVE INCOME	$35,324	$33,212	$25,037
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.35	$2.55	$2.37
Weighted average number of shares outstanding (in thousands)	12,836	13,226	13,310
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2013	$1,808	$69,989	$338,342	$(7,472)	$(30,545)	$372,122
Net income	—	—	31,534	—	—	31,534
Other comprehensive income (loss)	—	—	—	(6,497)	—	(6,497)
Omnibus Equity Incentive Plan, net	3	770	—	—	(162)	611
Contribution of 35,531 shares to ESOP	—	315	—	—	903	1,218
Cash Dividends, $.96 per share	—	—	(12,793)	—	—	(12,793)
Balance, December 31, 2013	1,811	71,074	357,083	(13,969)	(29,804)	386,195
Net income	—	—	33,772	—	—	33,772
Other comprehensive income (loss)	—	—	—	(560)	—	(560)
Omnibus Equity Incentive Plan, net	4	1,068	—	—	—	1,072
Treasury stock purchase (459,241 shares)	—	—	—	—	(14,633)	(14,633)
Contribution of 36,368 shares to ESOP	—	263	—	—	990	1,253
Cash Dividends, $.98 per share	—	—	(12,885)	—	—	(12,885)
Balance, December 31, 2014	1,815	72,405	377,970	(14,529)	(43,447)	394,214
Net income	—	—	30,196	—	—	30,196
Other comprehensive income (loss)	—	—	—	5,128	—	5,128
Omnibus Equity Incentive Plan, net	2	713	—	—	—	715
Treasury stock purchases (257,989 shares)	—	—	—	—	(8,698)	(8,698)
Contribution of 36,149 shares to ESOP	—	278	—	—	1,016	1,294
Cash Dividends, $.98 per share	—	—	(12,533)	—	—	(12,533)
Balance, December 31, 2015	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,196	$33,772	$31,534
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	2,940	3,405	2,712
Provision for loan losses	4,700	5,072	7,860
Securities (gains) losses	(17)	3	(423)
Depreciation and amortization	5,490	5,977	5,482
Provision for deferred income taxes	(924)	2,873	(39)
Net change in accrued interest receivable	(140)	(39)	470
Contribution of shares to ESOP	1,294	1,253	1,218
Stock compensation expense	684	1,072	733
Gain on sale of mortgage loans	(1,998)	(1,849)	(3,052)
Loss (gain) on sales of other real estate	116	(357)	182
Origination of loans held for sale	(72,303)	(66,300)	(112,483)
Proceeds from loans held for sale	75,542	68,438	121,092
Other, net	(4,325)	4,524	7,411
NET CASH FROM OPERATING ACTIVITIES	41,255	57,844	62,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	3,735	356	5,110
Calls, maturities and principal reductions on securities available-for-sale	150,315	136,141	158,317
Purchases of securities available-for-sale	(149,181)	(99,954)	(417,997)
Loans made to customers, net of payments	12,901	325	41,643
Net change in federal funds sold	(1,815)	(3,724)	16,524
Redemption of restricted stock	5,587	4,670	250
Purchase of restricted stock	(21)	(17)	(15)
Purchase of customer list	(103)	—	—
Cash received (disbursed) from acquisitions	—	—	177,610
Sale of other real estate	1,638	3,034	4,714
Additions to premises and equipment	(3,393)	(5,296)	(2,522)
NET CASH FROM INVESTING ACTIVITIES	19,663	35,535	(16,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(14,899)	(2,151)	(7,544)
Net change in short-term borrowings	(14,184)	(11,577)	19,041
Dividends paid	(12,632)	(12,949)	(12,766)
Purchases of treasury stock	(8,698)	(14,633)	(162)
Proceeds from other borrowings	36,900	572,000	135,000
Repayments on other borrowings	(36,812)	(617,000)	(196,097)
NET CASH FROM FINANCING ACTIVITIES	(50,325)	(86,310)	(62,528)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,593	7,069	(16,197)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	78,102	71,033	87,230
CASH AND DUE FROM BANKS, END OF YEAR	$88,695	$78,102	$71,033
Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$4,237	$5,527	$9,375
Income Taxes	$12,869	$9,354	$13,822

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2015, $718.3 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation's primary source of revenue is derived from loans to customers and investment activities.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $1.3 million, $1.4 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013 respectively.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for loan losses. Loans held for sale are reported at the lower of cost or fair value, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan fees and costs. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

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

The general component covers non-classified loans as well as non-impaired classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is based on the actual loss history experienced over the most recent four years. This actual loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquent, classified, and impaired loans; levels of and trends in charge-offs and recoveries; national and local economic trends and conditions; changes in lending policies and procedures; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; credit concentrations; value of underlying collateral for collateral dependent loans; and other external factors such as competition and legal and regulatory requirements. The following portfolio segments have been identified: commercial loans, residential loans and consumer loans. A characteristic of the commercial loan segment is that the loans are for business purchases. A characteristic of the residential loan segment is that the loans are secured by residential properties. A characteristic of the consumer loan segment is that the loans are for automobiles and other consumer purchases. Commercial loans are generally well secured, which mitigates the risk of loss and has contributed to the low historical loss rate. However, concentrations in commercial real estate, along with the potential impact of rising interest rates to commercial real estate, raises the risk of loss on commercial loans. For these reasons, commercial loans have the highest adjustment to the historical loss rate. Continued weakness in local economic conditions along with declining auto values resulted in consumer loans having the next highest level of adjustment to the historical loss rate. The residential loan portfolio segment had the lowest level of adjustment to the historical loss rate.

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

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. During 2014 and 2013, the provision for loan losses was (increased)/ offset by ($687 thousand) and ($1.4 million ) related to the changes in the FDIC indemnification asset. There were not any changes to the provision for loan losses related to the FDIC indemnification asset in 2015. At December 31, 2015 and 2014, the balance of the indemnification asset was not material and is included in other assets.

Foreclosed Assets: Assets acquired through or instead of loan foreclosures are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $142 thousand, $138 thousand and $149 thousand, resulting in a deferred compensation liability of $2.2 million at December 31, 2015 and $2.4 million at December 31, 2014. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2015, 2014 and 2013. There is a liability of $13.2 million and $14.0 million as of year-end 2015 and 2014. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2015, 2014 and 2013 was $1.4 million, $1.7 million and $1.5 million, respectively, and resulted in a liability of $816 thousand at December 31, 2015 and $782 thousand at December 31, 2014.

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

Earnings Per Share: Earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Corporation does not have any potentially dilutive securities as the restricted stock awards are included in outstanding shares.. Earnings and dividends per share are restated for stock splits and dividends through the date of issue of the financial statements.

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
ASU 2015-01, “Income Statement - Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 did not have a significant impact on our financial statements upon adoption in 2016.

ASU 2015-02, “Consolidation - Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2016-1, “No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2015 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$10,693	$—	$10,693
Mortgage-backed securities, residential	—	213,164	—	213,164
Mortgage-backed securities, commercial	—	9	—	9
Collateralized mortgage obligations	—	437,634	—	437,634
State and municipal obligations	—	209,982	4,725	214,707
Collateralized debt obligations	—	—	14,875	14,875
TOTAL	$—	$871,482	$19,600	$891,082
Derivative Assets		$1,176
Derivative Liabilities		(1,176)

	December 31, 2014 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$1,467	$—	$1,467
Mortgage-backed securities, residential	—	187,936	—	187,936
Mortgage-backed securities, commercial	—	17	—	17
Collateralized mortgage obligations	—	484,655	—	484,655
State and municipal obligations	—	201,775	5,900	207,675
Collateralized debt obligations	—	—	15,303	15,303
TOTAL	$—	$875,850	$21,203	$897,053
Derivative Assets		$1,062
Derivative Liabilities		(1,062)

There were no transfers between Level 1 and Level 2 during 2015 and 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2015 and 2014.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(268)	(268)
Purchases	—	—	—
Settlements	(1,175)	(160)	(1,335)
Ending balance, December 31	$4,725	$14,875	$19,600

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3) December 31, 2014
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,525	$9,044	$13,569
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	7,100	7,100
Transfers	4,000	—	4,000
Settlements	(2,625)	(841)	(3,466)
Ending balance, December 31	$5,900	$15,303	$21,203

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2015 or 2014.

Certain local municipal securities with a fair value of $4.0 million as of December 31, 2014 were purchased and added to Level 3 because we were unable to obtain observable market data from our provider for these investments.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $2.4 million, after a valuation allowance of $1.2 million at December 31, 2015 and at a fair value of $11.5 million, net of a valuation allowance of $1.9 million at December 31, 2014. The impact to the provision for loan losses for the twelve months ended December 31, 2015 and December 31, 2014 was a $271 thousand decrease and a $1.2 million decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2015 with a value of $3.5 million was reduced $743 thousand for fair value adjustment. At December 31, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $655 thousand from residential loans. Other real estate owned at December 31, 2014 with a value of $4.0 million was reduced $1.1 million for fair value adjustment. At December 31, 2014 other real estate owned was comprised of $3.0 million from commercial loans and $1.0 million from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2015 and 2014.

2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$3,466	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$2,352	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2014	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$5,900	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$3,965	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$11,477	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2015 and 2014.

	December 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$998	$212	$786
Farmland	—	—	—
Non Farm, Non Residential	1,415	741	674
Agriculture	—	—	—
All Other Commercial	225	—	225
Residential
First Liens	873	206	667
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$3,511	$1,159	$2,352

	December 31, 2014
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$5,874	$1,056	$4,818
Farmland	—	—	—
Non Farm, Non Residential	6,654	753	5,901
Agriculture	—	—	—
All Other Commercial	827	102	725
Residential
First Liens	33	—	33
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$13,388	$1,911	$11,477

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,695	$19,715	$68,980	$—	$88,695
Federal funds sold	9,815	—	9,815	—	9,815
Securities available-for-sale	891,082	—	871,482	19,600	891,082
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,862	—	—	1,789,938	1,789,938
Accrued interest receivable	11,733	—	3,366	8,367	11,733
Deposits	(2,442,369)	—	(2,442,612)	—	(2,442,612)
Short-term borrowings	(33,831)	—	(33,831)	—	(33,831)
Federal Home Loan Bank advances	(12,677)	—	(12,971)	—	(12,971)
Accrued interest payable	(389)	—	(389)	—	(389)

	December 31, 2014
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$78,102	$22,597	$55,505	$—	$78,102
Federal funds sold	8,000	—	8,000	—	8,000
Securities available-for-sale	897,053	—	875,850	21,203	897,053
Restricted stock	16,404	n/a	n/a	n/a	n/a
Loans, net	1,762,589	—	—	1,810,885	1,810,885
Accrued interest receivable	11,593	—	3,183	8,410	11,593
Deposits	(2,457,197)	—	(2,459,703)	—	(2,459,703)
Short-term borrowings	(48,015)	—	(48,015)	—	(48,015)
Federal Home Loan Bank advances	(12,886)	—	(13,605)	—	(13,605)
Accrued interest payable	(456)	—	(456)	—	(456)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $11.5 million and $10.5 million at December 31, 2015 and 2014, respectively.

4.	SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2015
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$10,670	$46	$(23)	$10,693
Mortgage-backed securities, residential	208,705	5,089	(630)	213,164
Mortgage-backed securities, commercial	9	—	—	9
Collateralized mortgage obligations	441,500	2,141	(6,007)	437,634
State and municipal obligations	206,291	8,475	(59)	214,707
Collateralized debt obligations	9,621	5,254	—	14,875
TOTAL	$876,796	$21,005	$(6,719)	$891,082

	December 31, 2014
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$1,411	$56	$—	$1,467
Mortgage-backed securities, residential	180,673	7,593	(330)	187,936
Mortgage-backed securities, commercial	17	—	—	17
Collateralized mortgage obligations	489,765	2,513	(7,623)	484,655
State and municipal obligations	198,875	9,019	(219)	207,675
Collateralized debt obligations	10,205	5,115	(17)	15,303
TOTAL	$880,946	$24,296	$(8,189)	$897,053

As of December 31, 2015, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $406.8 million and $412.5 million at December 31, 2015 and 2014, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2015, 2014 and 2013, respectively.

(Dollar amounts in thousands)	2015	2014	2013
Proceeds	$3,735	$356	$5,110
Gross gains	23	2	428
Gross losses	(6)	(5)	(5)

Gains of $23 thousand and losses of $6 thousand in 2015 and gains of $2 thousand and losses of $4 thousand in 2014 and $5 thousand gains of $5 thousand in 2013 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2015 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$4,531	$4,649
Due after one but within five years	56,200	57,884
Due after five but within ten years	94,236	98,926
Due after ten years	71,615	78,816
	226,582	240,275
Mortgage-backed securities and collateralized mortgage obligations	650,214	650,807
TOTAL	$876,796	$891,082

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2015 and 2014.

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$9,455	$(23)	—	—	$9,455	$(23)
Mortgage-backed securities, residential	69,940	(428)	11,766	(202)	81,706	(630)
Collateralized mortgage obligations	151,484	(1,535)	139,435	(4,472)	290,919	(6,007)
State and municipal obligations	3,547	(16)	3,045	(43)	6,592	(59)
Total temporarily impaired securities	$234,426	$(2,002)	$154,246	$(4,717)	$388,672	$(6,719)

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities, residential	$—	$—	$23,849	$(330)	$23,849	$(330)
Collateralized mortgage obligations	50,832	(128)	264,940	(7,495)	315,772	(7,623)
State and municipal obligations	6,500	(35)	10,547	(184)	17,047	(219)
Collateralized debt obligations	—	—	200	(17)	200	(17)
Total temporarily impaired securities	$57,332	$(163)	$299,536	$(8,026)	$356,868	$(8,189)

The Corporation held 101 investment securities with an amortized cost greater than fair value as of December 31, 2015. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $6.7 million as of December 31, 2015 and $8.2 million as of December 31, 2014. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those three CDO’s have a contractual balance of $25.8 million at December 31, 2015 which has been reduced to $14.9 million by $2.2 million of interest payments received, $14.0 million of cumulative OTTI charges recorded through earnings to date and increased by $5.3 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2015 from 28% to 92%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year the fair value of these securities exceeds their carrying value so managment determined there was no OTTI. There was no OTTI recorded in 2014 or 2013.

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

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO was paid in full in 2015.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 44.98 to 63.92 while Moody’s Investor Service pricing ranges from 7.30 to 16.47, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2015	2014	2013
Beginning balance, January 1,	$14,050	$14,079	$14,983
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized
Amounts realized for securities sold during the period
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	(55)	(29)	(904)
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$13,995	$14,050	$14,079

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014
Commercial	$1,043,980	$1,044,522
Residential	444,447	469,172
Consumer	272,896	266,656
Total gross loans	1,761,323	1,780,350
Deferred (fees) costs	2,485	1,078
Allowance for loan losses	(19,946)	(18,839)
TOTAL	$1,743,862	$1,762,589

Loans in the above summary include loans totaling $6.5 million and $7.3 million at December 31, 2015 and 2014 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2015 and 2014, loans held for sale included $5.9 million and $3.0 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2015, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to

$40.6 million at the beginning of the year. During 2015, advances of $17.8 million, repayments of $7.7 million were made with respect to related party loans for an aggregate dollar amount outstanding of $50.6 million at December 31, 2015.

Loans serviced for others, which are not reported as assets, total $511.4 million and $521.7 million at year-end 2015 and 2014. Custodial escrow balances maintained in connection with serviced loans were $2.80 million and $2.59 million at year-end 2015 and 2014.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014	2013
Servicing rights:
Beginning of year	$1,863	$2,065	$2,225
Additions	531	414	588
Amortized to expense	(648)	(616)	(748)
End of year	$1,746	$1,863	$2,065

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $3.1 million and $2.9 million at year end 2015 and 2014. There was no valuation allowance in 2015 or 2014.

Fair value for 2015 was determined using a discount rate of 10%, prepayment speeds ranging from 105% to 385%, depending on the stratification of the specific right. Fair value at year end 2014 was determined using a discount rate of 10%, prepayment speeds ranging from 112% to 403%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

The Bank is party to a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.3 million for losses and carrying expenses. In 2014 the non-single family (NSF) loss period ended eliminating future loss reimbursements only to the extent of recoveries received. There is no estimate for the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2015. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2015 and 2014 totaled $6.5 million and $7.3 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2015 and 2014, are shown in the following tables:

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(681)	(91)	(772)
ASC 310-30 Loans	$4,122	$1,480	$5,602

			2014
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$7,676	$2,409	$10,085
Discount accretion	—	—	—
Disposals	(2,873)	(838)	(3,711)
ASC 310-30 Loans	$4,803	$1,571	$6,374

In February 2016, the Board of First Financial Corporation approved a plan to market the Corporation's insurance subsidiary, Forrest Sherer, Inc. (FSI) for sale. Management has engaged a third party to market FSI and based on market analysis, no impairment is indicated. The Corporation has entered into an exclusivity agreement with a possible third party buyer, subject to due diligence and negotiating a definitive agreement. FSI has $13.0 million in total assets and total equity of $10.0 million at December 31, 2015. FSI has total revenue of $7.6 million, $8.3 million and$8.2 million in 2015, 2014 and 2013, respectively. The net income was $168 thousand, $554 thousand and $592 thousand for 2015, 2014 and 2013, respectively.

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013.

Allowance for Loan Losses:		December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	990	874	3,331	(495)	4,700
Loans charged -off	(2,852)	(866)	(4,810)	—	(8,528)
Recoveries	2,429	452	2,054	—	4,935
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

Allowance for Loan Losses:		December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	1,053	134	3,401	(203)	4,385
Loans charged -off	(3,522)	(1,143)	(4,785)	—	(9,450)
Recoveries	934	798	2,104	—	3,836
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839
* Provision before increase of $687 thousand in 2014 for decrease in FDIC indemnification asset

Allowance for Loan Losses:		December 31, 2013
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,987	$5,426	$3,879	$1,666	$21,958
Provision for loan losses*	3,144	629	1,985	717	6,475
Loans charged -off	(4,830)	(4,942)	(3,615)	—	(13,387)
Recoveries	3,149	472	1,401	—	5,022
Ending Balance	$12,450	$1,585	$3,650	$2,383	$20,068
* Provision before increase of $1.4 million in 2013 for decrease in FDIC indemnification asset

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2015 and 2014:

Allowance for Loan Losses:		December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$953	$206	$—	$—	$1,159
Collectively evaluated for impairment	10,342	1,628	4,945	1,685	18,600
Acquired with deteriorated credit quality	187	—	—	—	187
BALANCE AT END OF YEAR	$11,482	$1,834	$4,945	$1,685	$19,946
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$8,823	$902	$—		$9,725
Collectively evaluated for impairment	1,037,086	443,224	274,134		1,754,444
Acquired with deteriorated credit quality	4,092	1,529	—		5,621
BALANCE AT END OF YEAR	$1,050,001	$445,655	$274,134		$1,769,790

Allowance for Loan Losses:		December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$1,911	$—	$—	$—	$1,911
Collectively evaluated for impairment	8,733	1,365	4,370	2,180	16,648
Acquired with deteriorated credit quality	271	9	—	—	280
BALANCE AT END OF YEAR	$10,915	$1,374	$4,370	$2,180	$18,839
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$14,573	$33	$—		$14,606
Collectively evaluated for impairment	1,030,949	468,872	267,880		1,767,701
Acquired with deteriorated credit quality	4,887	1,631	—		6,518
BALANCE AT END OF YEAR	$1,050,409	$470,536	$267,880		$1,788,825

The following table presents loans individually evaluated for impairment by class of loan.

December 31, 2015			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,516	$1,223	$—	$1,796	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,202	3,202	—	2,080	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,760	1,760	—	1,175	—	—
Residential
First Liens	29	29	—	18	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	998	998	212	3,463	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,415	1,415	741	3,682		—
Agriculture	—	—	—	—	—	—
All Other Commercial	225	225	—	483	—	—
Residential
First Liens	873	873	206	460	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,018	$9,725	$1,159	$13,157	$—	$—

December 31, 2014			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,200	$926	$—	$2,589	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	58	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	292	292	—	58	—	—
Residential
First Liens	—	—	—	5	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	7,388	5,874	1,056	6,177	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	6,654	6,654	753	6,698		—
Agriculture	—	—	—	—	—	—
All Other Commercial	827	827	102	1,112	—	—
Residential
First Liens	33	33	—	35	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$16,394	$14,606	$1,911	$16,732	$—	$—

December 31, 2013			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,555	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	26	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	7	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	13,029	217	217
Farmland	356	113	113
Non Farm, Non Residential	7,921	—	—
Agriculture	—	—	—
All Other Commercial	2,979	—	—
Residential
First Liens	524	—	—
Home Equity	113	—	—
Junior Liens	—	—	—
Multifamily	2,216	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$28,726	$330	$330

The following table presents the recorded investment in nonperforming loans by class of loans.

	December 31, 2015
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$5	$422	$3,187
Farmland	—	—	—	219
Non Farm, Non Residential	—	6	3,152	2,545
Agriculture	—	—	—	378
All Other Commercial	—	—	—	1,817
Residential
First Liens	809	4,577	1,034	4,839
Home Equity	10	—	—	320
Junior Liens	45	—	—	211
Multifamily	—	—	—	—
All Other Residential	—	—	—	111
Consumer
Motor Vehicle	148	—	2	213
All Other Consumer	4	—	400	794
TOTAL	$1,016	$4,588	$5,010	$14,634

	December 31, 2014
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$7	$4,961	$3,720
Farmland	—	—	—	79
Non Farm, Non Residential	—	10	3,987	3,388
Agriculture	—	—	—	767
All Other Commercial	—	—	—	1,258
Residential
First Liens	603	4,357	842	3,861
Home Equity	88	—	—	404
Junior Liens	12	—	—	275
Multifamily	—	—	—	—
All Other Residential	5	—	—	111
Consumer
Motor Vehicle	162	257	83	210
All Other Consumer	3	1	269	961
TOTAL	$873	$4,632	$10,142	$15,034

Covered loans included in loans past due over 90 days still on accrual are $37 thousand at December 31, 2015 and $37 thousand at December 31, 2014. Covered loans included in non-accrual loans are $242 thousand at December 31, 2015 and $274 thousand at December 31, 2014. No covered loans are deemed impaired at December 31, 2015. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$8,955	$5,189	$614	$14,758
Added	—	748	342	1,090
Charged Off	—	(65)	(52)	(117)
Payments	(5,371)	(279)	(221)	(5,871)
December 31,	$3,584	$5,593	$683	$9,860

				2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$12,327	$4,330	$644	$17,301
Added	441	1,523	347	2,311
Charged Off	(1,069)	(93)	(109)	(1,271)
Payments	(2,744)	(571)	(268)	(3,583)
December 31,	$8,955	$5,189	$614	$14,758

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

During the years ended December 31, 2015 and 2014 the Corporation modified 57 and 69 loans respectively as troubled debt restructrings. In 2015 all of the loans modified were smaller balance consumer loans and in 2014 there were 40 of the 69 loans modified that were consumer in nature. There were no loans that were charged off within 12 months of the modification for 2015 or 2014.

The Corporation has allocated $25 thousand and $742 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2015 and 2014, respectively. The Corporation has not committed to lend additional amounts as of December 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2015	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$326	$274	$1,405	$2,005	$476,984	$478,989
Farmland	135	—	—	135	106,725	106,860
Non Farm, Non Residential	1,824	90	310	2,224	206,844	209,068
Agriculture	65	38	324	427	143,116	143,543
All Other Commercial	25	32	—	57	111,484	111,541
Residential
First Liens	4,960	1,181	1,671	7,812	285,913	293,725
Home Equity	85	23	114	222	37,502	37,724
Junior Liens	179	29	177	385	32,876	33,261
Multifamily	—	—	—	—	70,735	70,735
All Other Residential	15	—	—	15	10,195	10,210
Consumer
Motor Vehicle	3,212	568	181	3,961	247,882	251,843
All Other Consumer	38	10	5	53	22,238	22,291
TOTAL	$10,864	$2,245	$4,187	$17,296	$1,752,494	$1,769,790

			Greater
December 31, 2014	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$574	$416	$3,046	$4,036	$451,549	$455,585
Farmland	—	—	—	—	95,452	95,452
Non Farm, Non Residential	1,528	68	202	1,798	232,440	234,238
Agriculture	246	18	502	766	149,099	149,865
All Other Commercial	255	—	—	255	115,014	115,269
Residential
First Liens	6,011	963	1,522	8,496	308,068	316,564
Home Equity	141	33	310	484	40,043	40,527
Junior Liens	270	83	217	570	31,487	32,057
Multifamily	—	—	—	—	72,310	72,310
All Other Residential	112	—	5	117	8,961	9,078
Consumer
Motor Vehicle	3,026	557	180	3,763	242,406	246,169
All Other Consumer	114	7	3	124	21,587	21,711
TOTAL	$12,277	$2,145	$5,987	$20,409	$1,768,416	$1,788,825

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2015		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,880	$20,422	$32,778	$757	$5,638	$477,475
Farmland	93,418	6,387	5,208	—	16	105,029
Non Farm, Non Residential	180,659	8,114	19,857	—	—	208,630
Agriculture	121,244	11,964	8,419	27	170	141,824
All Other Commercial	95,850	2,649	10,887	101	1,535	111,022
Residential
First Liens	96,146	4,594	8,598	699	182,791	292,828
Home Equity	11,701	387	669	10	24,895	37,662
Junior Liens	7,493	86	505	58	25,033	33,175
Multifamily	68,972	1,602	—	—	23	70,597
All Other Residential	886	—	24	—	9,275	10,185
Consumer
Motor Vehicle	10,287	356	534	—	239,543	250,720
All Other Consumer	2,930	77	125	14	19,030	22,176
TOTAL	$1,107,466	$56,638	$87,604	$1,666	$507,949	$1,761,323

December 31, 2014		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$393,449	$29,081	$24,013	$2,900	$4,717	$454,160
Farmland	85,772	7,618	436	—	13	93,839
Non Farm, Non Residential	186,346	21,765	25,613	36	—	233,760
Agriculture	138,713	7,399	1,746	177	67	148,102
All Other Commercial	101,942	4,356	7,055	33	1,275	114,661
Residential
First Liens	104,854	5,929	7,733	1,035	196,008	315,559
Home Equity	12,592	375	1,374	6	26,116	40,463
Junior Liens	8,112	173	561	63	23,053	31,962
Multifamily	69,080	1,801	1,249	—	3	72,133
All Other Residential	1,799	—	28	—	7,228	9,055
Consumer
Motor Vehicle	11,135	402	224	—	233,302	245,063
All Other Consumer	3,169	141	87	21	18,175	21,593
TOTAL	$1,116,963	$79,040	$70,119	$4,271	$509,957	$1,780,350

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014
Land	$11,627	$11,353
Building and leasehold improvements	55,532	55,074
Furniture and equipment	46,796	45,602
	113,955	112,029
Less accumulated depreciation	(63,424)	(60,227)
TOTAL	$50,531	$51,802

Aggregate depreciation expense was $4.66 million, $4.98 million and $4.29 million for 2015, 2014 and 2013, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $0.9 million, $0.9 million, and $1.0 million for 2015, 2014, and 2013. Rent commitments, before considering renewal options that generally are present, were as follows:

2016	$906
2017	566
2018	440
2019	320
2020	185
Thereafter	1,192
$3,609

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2015 and 2014. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2015 and 2014 are as follows:

	2015		2014
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Customer list intangible	$4,771	$4,309	$4,669	$4,227
Core deposit intangible	10,836	8,120	10,836	7,377
	$15,607	$12,429	$15,505	$11,604

 Aggregate amortization expense was $826 thousand, $1.03 million and $1.20 million for 2015, 2014 and 2013, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2016	$689
2017	560
2018	515
2019	431
2020	328

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2016	$221,863
2017	93,701
2018	52,865
2019	24,487
2020	18,471

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2015 and 2014 is presented below:

(Dollar amounts in thousands)	2015	2014
Federal funds purchased	$850	$21,192
Repurchase-agreements	32,981	26,823
	$33,831	$48,015

(Dollar amounts in thousands)	2015	2014
Average amount outstanding	$32,617	$45,697
Maximum amount outstanding at a month end	84,819	96,452
Average interest rate during year	0.21%	0.22%
Interest rate at year-end	0.23%	0.20%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2015
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,420	$11,049	$10,794	$718	$32,981

	December 31, 2014
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$14,786	$5,749	$5,670	$618	$26,823

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2015 and 2014 are summarized as follows:

(Dollar amounts in thousands)	2015	2014
FHLB advances	$12,677	$12,886

The aggregate minimum annual retirements of other borrowings are as follows:

2016	$12,423
2017	254
2018	—
2019	—
2020	—
Thereafter	—
$12,677

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. The advances from the FHLB, aggregating $12.7 million, including $12.5 million at December 31, 2015 contractually due and a purchase premium of $223 thousand, and $12.9 million, including $12.4 million at December 31, 2014 contractually due and a purchase premium of $519 thousand, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.6% to 6.6% in 2015 and 3.1% to 6.6% in 2014. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $70.3 million at December 31, 2015, and $83.6 million at December 31, 2014, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $171.9 million at year end 2015. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2015	2014	2013
Federal:
Currently payable	$9,890	$9,388	$10,177
Deferred	(774)	2,120	740
	9,116	11,508	10,917
State:
Currently payable	1,426	1,928	3,629
Deferred	(150)	753	(779)
	1,276	2,681	2,850
TOTAL	$10,392	$14,189	$13,767

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2015	2014	2013
Federal income taxes computed at the statutory rate	$14,206	$16,786	$15,856
Add (deduct) tax effect of:
Tax exempt income	(4,047)	(4,016)	(3,760)
ESOP dividend deduction	(164)	(284)	(105)
State tax, net of federal benefit	829	1,743	1,852
Affordable housing credits	(148)	(148)	(148)
Other, net	(284)	108	72
TOTAL	$10,392	$14,189	$13,767

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

(Dollar amounts in thousands)	2015	2014
Deferred tax assets:
Other than temporary impairment	$5,411	$5,417
Net unrealized losses on retirement plans	12,007	16,068
Loan loss provisions	7,755	7,232
Deferred compensation	6,257	6,637
Compensated absences	917	894
Post-retirement benefits	2,026	2,014
Deferred loss on acquisition	1,177	1,377
Other	2,887	2,185
GROSS DEFERRED ASSETS	38,437	41,824
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(5,234)	(5,831)
Depreciation	(2,632)	(2,423)
Mortgage servicing rights	(539)	(561)
Pensions	(424)	(2,182)
Intangibles	(2,283)	(1,652)
Other	(2,863)	(2,173)
GROSS DEFERRED LIABILITIES	(13,975)	(14,822)
NET DEFERRED TAX ASSETS	$24,462	$27,002
Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2015	2014	2013
Balance at January 1	$589	$676	$777
Additions based on tax positions related to the current year	68	72	65
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(144)	(159)	(166)
Balance at December 31	$513	$589	$676

Of this total, $513 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2015, 2014 and 2013 was an expense decrease of $17, $21 and $31, respectively. The amount accrued for interest and penalties at December 31, 2015, 2014 and 2013 was $27, $44 and $65, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2012.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2015	2014
Home Equity	$52,711	$54,388
Commercial Operating Lines	259,019	249,354
Other Commitments	53,026	50,850
TOTAL	$364,756	$354,592
Commercial letters of credit	$7,195	$7,684

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 3.25% to 6.50% in 2015. In 2014 this range of rates was from 3.25% to 5.25%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $21.3 and $13.1 million at December 31, 2015 and 2014. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $1.2 million and $1.1 million at December 31, 2015 and 2014.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $1.84 million, $3.24 million and $2.11 million in 2015, 2014 and 2013. The Corporation contributed $1.29 million, $1.25 million and $1.22 million to the ESOP in 2015, 2014 and 2013. There were contributions of $746 thousand, $716 thousand and $629 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2015, 2014 and 2013 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2015	2014	2013
Service cost - benefits earned	$2,153	$2,040	$2,238
Interest cost on projected benefit obligation	3,516	3,756	3,383
Loss due to settlement	—	2,676	—
Expected return on plan assets	(3,452)	(3,794)	(3,309)
Net amortization and deferral	2,065	750	2,075
Net periodic pension cost	4,282	5,428	4,387
Net loss (gain) during the period	(1,894)	23,111	(14,697)
Adjustment to loss due to settlement	—	(2,676)	—
Settlement	—	(7,148)	—
Amortization of prior service cost	(1)	9	16
Amortization of unrecognized gain (loss)	(2,064)	(759)	(2,091)
Total recognized in other comprehensive (income) loss	(3,959)	12,537	(16,772)
Total recognized net periodic pension cost and other comprehensive income	$323	$17,965	$(12,385)

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.9 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$98,135	$81,469
Service cost	2,153	2,040
Interest cost	3,516	3,756
Actuarial (gain) loss	(8,802)	22,274
Settlement	—	(7,148)
Benefits paid	(4,147)	(4,256)
Benefit obligation at December 31	90,855	98,135
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	62,565	67,233
Actual return on plan assets	(205)	2,957
Employer contributions	2,389	3,779
Settlement	—	(7,148)
Benefits paid	(4,147)	(4,256)
Fair value of plan assets at December 31	60,602	62,565
Funded status at December 31 (plan assets less benefit obligation)	$(30,253)	$(35,570)

Amounts recognized in accumulated other comprehensive income at December 31, 2015 and 2014 consist of:

(Dollar amounts in thousands)	2015	2014
Net loss (gain)	$33,502	$29,544
Prior service cost (credit)	6	5
	$33,508	$29,549

The accumulated benefit obligation for the defined benefit pension plan was $85.1 million and $91.5 million at year-end
2015 and 2014.

Principal assumptions used to determine pension benefit obligation at year end:	2015	2014
Discount rate	4.34%	3.95%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2015	2014
Discount rate	3.95%	4.95%
Rate of increase in compensation levels	3.00	3.50
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2015 and 2014 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Pecentage of Plan Assets at December 31,		ESOP Pecentage of Plan Assets at December 31,
ASSET CATEGORY	2015	2015	2015	2014	2015	2014
Equity securities	40-65%	95-99%	63%	59%	100%	99%
Debt securities	35-60%	0-0%	35%	38%	—%	—%
Other	0-10%	0-5%	2%	3%	—%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2015 and 2014, by asset category, is as follows:

		Fair Value Measurments at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$44,052	$44,052	$—	$—
Debt securities	14,264	—	14,264	—
Investment Funds	2,286	2,286	—	—
Total plan assets	$60,602	$46,338	$14,264	$—

		Fair Value Measurments at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$44,732	$44,732	$—	$—
Debt securities	15,245	—	15,245	—
Investment Funds	2,588	2,588	—	—
Total plan assets	$62,565	$47,320	$15,245	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $20.4 million (34 percent of total plan assets) and $22.5 million (36 percent of total plan assets) at December 31, 2015 and 2014, respectively. In addition the ESOP for non plan participants holds an estimated $2.1 million and $1.4 million of First Financial Corporation stock at December 31, 2015 and December 31, 2014 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $2.7 million to its pension plan and $1.1 million to its ESOP in 2016.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2016	$4,752
2017	4,879
2018	5,000
2019	5,281
2020	5,428
2021-2025	30,078

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $437 thousand in 2015 and $268 thousand in 2014. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2015	2014	2013
Net loss (gain) during the period	$(255)	$932	$(333)
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(88)	(7)	(68)
Total recognized in other comprehensive (income) loss	$(343)	$925	$(401)

The Corporation has $3.7 million and $3.6 million recognized in the balance sheet as a liability at December 31, 2015 and 2014. Amounts in accumulated other comprehensive income consist of $900 thousand net loss at December 31, 2015 and $1.2 million net loss at December 31, 2014. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $57 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2016	$—
2017	315
2018	320
2019	325
2020	331
2021-2025	1,762

Post-retirement medical benefits —

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2015 and 2014 are as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$4,559	$4,088
Service cost	63	53
Interest cost	173	175
Plan participants' contributions	57	39
Actuarial (gain) loss	(200)	456
Benefits paid	(269)	(252)
Benefit obligation at December 31	$4,383	$4,559
Funded status at December 31	$4,383	$4,559

Amounts recognized in accumulated other comprehensive income consist of a net loss of $318 thousand at December 31, 2015 and $521 thousand net loss at December 31, 2014. The post-retirement benefits paid in 2015 and 2014 of $269 thousand and $252 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2015	2014
Discount rate	4.34%	3.95%
Initial weighted health care cost trend rate	5.00%	7.50%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2015	2015

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
Service cost	$63	$53	$68
Interest cost	173	175	173
Amortization of transition obligation	—	—	60
Recognized actuarial loss	—	—	—
Net periodic benefit cost	236	228	301
Net loss (gain) during the period	(200)	456	(338)
Amortization of prior service cost	—	—	(59)
Total recognized in other comprehensive income (loss)	(200)	456	(397)
Total recognized net periodic benefit cost and other comprehensive income	$36	$684	$(96)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$2	$1
Effect on post-retirement benefit obligation	37	34

Contributions — The Corporation expects to contribute $262 thousand to its other post-retirement benefit plan in 2016.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2016	$262
2017	268
2018	267
2019	269
2020	275
2021-2025	1,387

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

During the first quarter of 2015 and 2014, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the closing price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right retain shares to satisfy any withholding tax obligation. A total of 111,564 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 588,436 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $684 thousand, $1.02 million and $733 thousand in 2015, 2014 and 2013, respectively.

		2015		2014
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	22,084	31.63	30,496	33.49
Granted during the year	19,683	33.87	22,019	32.17
Vested during the year	(21,301)	32.13	(30,431)	33.52
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	20,466	33.26	22,084	31.63

As of December 31, 2015 and 2014, there was $680 thousand and $698 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2015 and 2014 was $723 thousand and $1.1 million, respectively.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2015 and 2014.

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	(1,214)	1,433	219
Amounts reclassified from accumulated other comprehensive income	(11)	4,920	4,909
Net current period other comprehensive income (loss)	(1,225)	6,353	5,128
Ending balance, December 31	$9,053	$(18,454)	$(9,401)

	Unrealized
	gains and	2014
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(3,635)	$(10,334)	$(13,969)
Change in other comprehensive income before reclassification	13,911	(14,934)	(1,023)
Amounts reclassified from accumulated other comprehensive income	2	461	463
Net current period other comprehensive income (loss)	13,913	(14,473)	(560)
Ending balance, December 31	$10,278	$(24,807)	$(14,529)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2015	Change	12/31/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$(1,081)	$6,083
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	(144)	2,970
Total unrealized gain (loss) on securities available-for-sale	$10,278	$(1,225)	$9,053
Unrealized loss on retirement plans	(24,807)	6,353	(18,454)
TOTAL	$(14,529)	$5,128	$(9,401)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2014	Change	12/31/2014
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(2,499)	$9,663	$7,164
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	(1,136)	4,250	3,114
Total unrealized gain (loss) on securities available-for-sale	$(3,635)	$13,913	$10,278
Unrealized loss on retirement plans	(10,334)	(14,473)	(24,807)
TOTAL	$(13,969)	$(560)	$(14,529)

	Balance as of December 31, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$11	Net of tax

Amortization of	$(8,066)	(a)
retirement plan items	3,146	Income tax expense
	$(4,920)	Net of tax
Total reclassifications for the period	$(4,909)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance as of December 31, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(3)	Net securities gains (losses)
on available-for-sale	1	Income tax expense
securities	$(2)	Net of tax

Amortization of	$(756)	(a)
retirement plan items	295	Income tax expense
	$(461)	Net of tax
Total reclassifications for the period	$(463)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance at December 31, 2013
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$423	Net securities gains (losses)
on available-for-sale	(169)	Income tax expense
securities	$254	Net of tax

Amortization of	$(17,615)	(a)
retirement plan items	7,046	Income tax expense
	$(10,569)	Net of tax
Total reclassifications for the period	$(10,315)	Net of tax

(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

18.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2015, approximately $41.6 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Management believes, as of December 31, 2015 and 2014, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2015 and 2014.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2015	$398,903	18.62%	$171,346	8.00%	N/A	N/A
Corporation – 2014	$386,622	17.86%	$173,211	8.00%	N/A	N/A
First Financial Bank – 2015	372,922	18.05%	165,261	8.00%	206,576	10.00%
First Financial Bank – 2014	358,631	17.13%	167,472	8.00%	209,340	10.00%
Common equity tier I capital
Corporation – 2015	$378,957	17.69%	$96,382	4.50%	N/A	N/A
Corporation – 2014	N/A	N/A	N/A	N/A	N/A	N/A
First Financial Bank – 2015	355,853	17.23%	92,959	4.50%	134,274	6.50%
First Financial Bank – 2014	N/A	N/A	N/A	N/A	N/A	N/A
Tier I risk-based capital
Corporation – 2015	$378,957	17.69%	$128,509	6.00%	N/A	N/A
Corporation – 2014	$367,783	16.99%	$129,908	6.00%	N/A	N/A
First Financial Bank – 2015	355,853	17.23%	123,945	6.00%	165,261	8.00%
First Financial Bank – 2014	342,452	16.36%	125,604	6.00%	167,472	8.00%
Tier I leverage capital
Corporation – 2015	$378,957	12.92%	$117,352	4.00%	N/A	N/A
Corporation – 2014	$367,783	12.33%	$119,356	4.00%	N/A	N/A
First Financial Bank – 2015	355,853	12.50%	113,888	4.00%	142,360	5.00%
First Financial Bank – 2014	342,452	11.83%	115,770	4.00%	144,712	5.00%

19.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2015 and 2014, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2015, are as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014
ASSETS
Cash deposits in affiliated banks	$1,782	$3,639
Investments in subsidiaries	413,117	396,486
Land and headquarters building, net	5,588	5,791
Other	12	103
Total Assets	$420,499	$406,019
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	$6,243	$6,341
Other liabilities	3,940	5,464
TOTAL LIABILITIES	10,183	11,805
Shareholders' Equity	410,316	394,214
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$420,499	$406,019

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
Dividends from subsidiaries	$19,397	$26,530	$7,130
Other income	795	724	1,144
Other operating expenses	(2,314)	(2,747)	(3,113)
Income before income taxes and equity in undistributed earnings of subsidiaries	17,878	24,507	5,161
Income tax benefit	815	1,156	988
Income before equity in undistributed earnings of subsidiaries	18,693	25,663	6,149
Equity in undistributed earnings of subsidiaries	11,503	8,109	25,385
Net income	$30,196	$33,772	$31,534

Comprehensive income	$35,324	$33,212	$25,037

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,196	$33,772	$31,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	196	173
Equity in undistributed earnings	(11,503)	(8,109)	(25,385)
Contribution of shares to ESOP	1,294	1,253	1,218
Securities (gains) losses	—	—	(420)
Restricted stock compensation	684	1,072	611
Increase (decrease) in other liabilities	(1,524)	(473)	(512)
(Increase) decrease in other assets	188	155	485
NET CASH FROM OPERATING ACTIVITIES	19,538	27,866	7,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	—	—	740
Purchase of furniture and fixtures	(65)	(1,299)	(5)
NET CASH FROM INVESTING ACTIVITIES	(65)	(1,299)	735
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(8,698)	(14,633)	—
Dividends paid	(12,632)	(12,949)	(12,766)
NET CASH FROM FINANCING ACTIVITES	(21,330)	(27,582)	(12,766)
NET (DECREASE) INCREASE IN CASH	(1,857)	(1,015)	(4,327)
CASH, BEGINNING OF YEAR	3,639	4,654	8,981
CASH, END OF YEAR	$1,782	$3,639	$4,654
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$12,869	$9,354	$13,822

20.	SELECTED QUARTERLY DATA (UNAUDITED):

	2015
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$27,078	$1,083	$25,995	$1,450	$7,761	$0.60
June 30	$26,977	$1,053	$25,924	$1,150	$6,923	$0.54
September 30	$27,603	$1,027	$26,576	$1,050	$8,398	$0.65
December 31	$27,018	$1,006	$26,012	$1,050	$7,114	$0.56

	2014
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$28,824	$1,682	$27,142	$1,960	$7,831	$0.59
June 30	$28,115	$1,509	$26,606	$(356)	$8,488	$0.63
September 30	$28,376	$1,231	$27,145	$1,506	$8,272	$0.62
December 31	$28,043	$1,104	$26,939	$1,962	$9,181	$0.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2015 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2015 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2015 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	588,436
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	588,436

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2015 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2015 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2015 and 2014
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2015, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed June 24, 2015.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated December 28, 2015, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 29, 2015.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 28, 2015, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed December 29, 2015.
10.15*	Employment Agreement for Steven H. Holliday, dated December 28, 2015, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed December 29, 2015.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 28, 2015, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed December 29, 2015.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date: March 9, 2016	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 9, 2016
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 9, 2016
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 9, 2016
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 9, 2016
Thomas T. Dinkel, Director

/s/ Anton H. George	March 9, 2016
Anton H. George, Director

/s/ Gregory L. Gibson	March 9, 2016
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 9, 2016
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 9, 2016
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 9, 2016
Virginia L. Smith, Director

/s/ William J. Voges	March 9, 2016
William J. Voges, Director

/s/ William R. Krieble	March 9, 2016
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2015, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.