Form 10-Q
period 2016-03-31
FIRST FINANCIAL CORP /IN/
filed 2016-05-04
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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
Yes ☐ No ☒.

As of May 1, 2016, the registrant had outstanding 12,242,271 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$66,125	$88,695
Federal funds sold	6,444	9,815
Securities available-for-sale	884,176	891,082
Loans:
Commercial	1,047,599	1,043,980
Residential	436,873	444,447
Consumer	276,471	272,896
	1,760,943	1,761,323
(Less) plus:
Net deferred loan costs	2,716	2,485
Allowance for loan losses	(19,926)	(19,946)
	1,743,733	1,743,862
Restricted stock	10,838	10,838
Accrued interest receivable	11,907	11,733
Premises and equipment, net	50,394	50,531
Bank-owned life insurance	82,673	82,323
Goodwill	34,355	39,489
Other intangible assets	2,557	3,178
Other real estate owned	2,850	3,466
Other assets	43,188	44,573
TOTAL ASSETS	$2,939,240	$2,979,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$512,961	$563,302
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	46,817	46,753
Other interest-bearing deposits	1,840,877	1,832,314
	2,400,655	2,442,369
Short-term borrowings	31,116	33,831
FHLB advances	12,252	12,677
Other liabilities	83,305	80,392
TOTAL LIABILITIES	2,527,328	2,569,269

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,578,758 in 2016 and 14,557,815 in 2015
Outstanding shares-12,265,355 in 2016 and 12,740,018 in 2015	1,818	1,817
Additional paid-in capital	73,566	73,396
Retained earnings	409,308	395,633
Accumulated other comprehensive loss	(5,059)	(9,401)
Less: Treasury shares at cost-2,313,403 in 2016 and 1,817,797 in 2015	(67,721)	(51,129)
TOTAL SHAREHOLDERS’ EQUITY	411,912	410,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,939,240	$2,979,585
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,184	$20,807
Securities:
Taxable	3,831	4,061
Tax-exempt	1,822	1,779
Other	364	431
TOTAL INTEREST INCOME	27,201	27,078
INTEREST EXPENSE:
Deposits	987	1,020
Short-term borrowings	23	13
Other borrowings	34	50
TOTAL INTEREST EXPENSE	1,044	1,083
NET INTEREST INCOME	26,157	25,995
Provision for loan losses	835	1,450
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,322	24,545
NON-INTEREST INCOME:
Trust and financial services	1,334	1,492
Service charges and fees on deposit accounts	2,504	2,326
Other service charges and fees	3,000	2,838
Securities gains/(losses), net	3	4
Insurance commissions	2,272	1,553
Gain on sale of certain assets and liabilities of insurance brokerage operation	13,021	—
Gain on sales of mortgage loans	404	359
Other	(172)	1,489
TOTAL NON-INTEREST INCOME	22,366	10,061
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,595	15,058
Occupancy expense	1,731	1,864
Equipment expense	1,837	1,772
FDIC Expense	451	430
Other	5,733	4,869
TOTAL NON-INTEREST EXPENSE	23,347	23,993
INCOME BEFORE INCOME TAXES	24,341	10,613
Provision for income taxes	10,666	2,852
NET INCOME	13,675	7,761
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	4,039	4,762
Change in funded status of post retirement benefits, net of taxes	304	2,464
COMPREHENSIVE INCOME	$18,018	$14,987
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.08	$0.60
Weighted average number of shares outstanding (in thousands)	12,646	12,948
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2016, and 2015
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	7,761	—	—	7,761
Other comprehensive income	—	—	—	7,226	—	7,226
Omnibus Equity Incentive Plan	—	171	—	—	—	171
Treasury shares purchased (9,689 shares)	—	—	$—	$—	(345)	(345)
Balance, March 31, 2015	$1,815	$72,576	$385,731	$(7,303)	$(43,792)	$409,027

Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	13,675	—	—	13,675
Other comprehensive income	—	—	—	4,342	—	4,342
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (495,606 shares)	—	—	—	—	(16,592)	(16,592)
Balance, March 31, 2016	$1,818	$73,566	$409,308	$(5,059)	$(67,721)	$411,912
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,675	$7,761
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	820	745
Provision for loan losses	835	1,450
Securities (gains) losses	(3)	(4)
(Gain) loss on sale of other real estate	80	(32)
Gain on sale of certain assets and liabilities of insurance brokerage operation	(13,021)	—
Restricted stock compensation	171	171
Depreciation and amortization	1,283	1,435
Other, net	9,251	1,848
NET CASH FROM OPERATING ACTIVITIES	13,091	13,374
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	1,445	400
Calls, maturities and principal reductions on securities available-for-sale	31,369	35,064
Purchases of securities available-for-sale	(20,213)	(37,723)
Loans made to customers, net of repayment	(468)	23,503
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	17,094	—
Proceeds from sales of other real estate owned	336	573
Net change in federal funds sold	3,371	(4,688)
Additions to premises and equipment	(966)	(387)
NET CASH FROM INVESTING ACTIVITIES	31,968	16,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(41,730)	6,732
Net change in short-term borrowings	(2,715)	(19,553)
Maturities of other borrowings	(3,200)	—
Proceeds from other borrowings	2,850	—
Purchase of treasury stock	(16,592)	(345)
Dividends paid	(6,242)	(6,560)
NET CASH FROM FINANCING ACTIVITIES	(67,629)	(19,726)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,570)	10,390
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	88,695	78,102
CASH AND DUE FROM BANKS, END OF PERIOD	$66,125	$88,492
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2016 and 2015 consolidated financial statements are unaudited. The December 31, 2015 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2015 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2016 and 2015, 20,943 and 19,683 shares were awarded, respectively. These shares had a grant date value of $677 thousand and $667 thousand for 2016 and 2015, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(275)	125	787	198	835
Loans charged -off	(267)	(239)	(1,134)	—	(1,640)
Recoveries	228	49	508	—	785
Ending Balance	$11,168	$1,769	$5,106	$1,883	$19,926

Allowance for Loan Losses:	March 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	7	376	830	237	1,450
Loans charged -off	(336)	(225)	(1,262)	—	(1,823)
Recoveries	232	97	556	—	885
Ending Balance	$10,818	$1,622	$4,494	$2,417	$19,351

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2016 and December 31, 2015.

Allowance for Loan Losses	March 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$881	$192	$—	$—	$1,073
Collectively evaluated for impairment	10,136	1,577	5,106	1,883	18,702
Acquired with deteriorated credit quality	151	—	—	—	151
Ending Balance	$11,168	$1,769	$5,106	$1,883	$19,926

Loans:	March 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$7,431	$712	$—	$8,143
Collectively evaluated for impairment	1,041,900	435,874	277,716	1,755,490
Acquired with deteriorated credit quality	4,007	1,515	—	5,522
Ending Balance	$1,053,338	$438,101	$277,716	$1,769,155

Allowance for Loan Losses:	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	953	206	—	—	1,159
Collectively evaluated for impairment	10,342	1,628	4,945	1,685	18,600
Acquired with deteriorated credit quality	187	—	—	—	187
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

Loans	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,823	902	—	9,725
Collectively evaluated for impairment	1,037,086	443,224	274,134	1,754,444
Acquired with deteriorated credit quality	4,092	1,529	—	5,621
Ending Balance	$1,050,001	$445,655	$274,134	$1,769,790

The following tables present loans individually evaluated for impairment by class of loans.

			March 31, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,357	$1,063	$—	$1,143	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,155	3,155	—	3,178	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,437	1,437	—	1,599	—	—
Residential
First Liens	28	28	—	29	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	600	600	204	799	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,176	1,176	677	1,296	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	113	—	—
Residential
First Liens	684	684	192	779	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$8,437	$8,143	$1,073	$8,936	$—	$—

			December 31, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,516	$1,223	$—	$1,796	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,202	3,202	—	2,080	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,760	1,760	—	1,175	—	—
Residential
First Liens	29	29	—	18	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	998	998	212	3,463	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,415	1,415	741	3,682	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	225	225	—	483	—	—
Residential
First Liens	873	873	206	460	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,018	$9,725	$1,159	$13,157	$—	$—

Three Months Ended March 31, 2015
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$589	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	274	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	6,446	—	—
Farmland	—	—	—
Non Farm, Non Residential	6,568	—	—
Agriculture	—	—	—
All Other Commercial	704	—	—
Residential
First Liens	149	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$14,730	$—	$—

The tables below presents the recorded investment in non-performing loans.

	March 31, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$413	$2,525
Farmland	—	—	—	108
Non Farm, Non Residential	—	4	3,114	2,174
Agriculture	—	—	—	403
All Other Commercial	—	—	—	1,380
Residential
First Liens	681	4,178	1,128	5,067
Home Equity	10	—	—	308
Junior Liens	42	—	—	210
Multifamily	—	—	—	—
All Other Residential	—	—	—	106
Consumer
Motor Vehicle	174	121	2	185
All Other Consumer	5	125	442	782
TOTAL	$912	$4,433	$5,099	$13,248

	December 31, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$422	$3,187
Farmland	—	—	—	219
Non Farm, Non Residential	—	6	3,152	2,545
Agriculture	—	—	—	378
All Other Commercial	—	—	—	1,817
Residential
First Liens	809	4,577	1,034	4,839
Home Equity	10	—	—	320
Junior Liens	45	—	—	211
Multifamily	—	—	—	—
All Other Residential	—	—	—	111
Consumer
Motor Vehicle	148	—	2	213
All Other Consumer	4	—	400	794
TOTAL	$1,016	$4,588	$5,010	$14,634

There were no loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at March 31, 2016 and there were $37 thousand at December 31, 2015. There were $255 thousand of covered loans included in non-accrual loans at March 31, 2016 and there were $242 thousand at December 31, 2015. There were no covered loans at March 31, 2016 or December 31, 2015 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$412	$483	$1,290	$2,185	$478,929	$481,114
Farmland	15	—	—	15	110,157	110,172
Non Farm, Non Residential	193	6	288	487	209,322	209,809
Agriculture	194	207	310	711	125,988	126,699
All Other Commercial	219	19	24	262	125,282	125,544
Residential
First Liens	3,346	168	1,768	5,282	283,242	288,524
Home Equity	27	—	109	136	35,779	35,915
Junior Liens	167	4	189	360	33,310	33,670
Multifamily	93	—	—	93	71,140	71,233
All Other Residential	19	—	—	19	8,740	8,759
Consumer
Motor Vehicle	2,305	294	190	2,789	252,686	255,475
All Other Consumer	64	54	6	124	22,117	22,241
TOTAL	$7,054	$1,235	$4,174	$12,463	$1,756,692	$1,769,155

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$326	$274	$1,405	$2,005	$476,984	$478,989
Farmland	135	—	—	135	106,725	106,860
Non Farm, Non Residential	1,824	90	310	2,224	206,844	209,068
Agriculture	65	38	324	427	143,116	143,543
All Other Commercial	25	32	—	57	111,484	111,541
Residential
First Liens	4,960	1,181	1,671	7,812	285,913	293,725
Home Equity	85	23	114	222	37,502	37,724
Junior Liens	179	29	177	385	32,876	33,261
Multifamily	—	—	—	—	70,735	70,735
All Other Residential	15	—	—	15	10,195	10,210
Consumer
Motor Vehicle	3,212	568	181	3,961	247,882	251,843
All Other Consumer	38	10	5	53	22,238	22,291
TOTAL	$10,864	$2,245	$4,187	$17,296	$1,752,494	$1,769,790

During the three months ended March 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,584	$5,593	$683	$9,860
Added	—	80	88	168
Charged Off	—	(56)	(20)	(76)
Payments	(55)	(332)	(56)	(443)
March 31,	$3,529	$5,285	$695	$9,509

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$8,955	$5,189	$614	$14,758
Added	—	579	49	628
Charged Off	—	(62)	(40)	(102)
Payments	(120)	(88)	(48)	(256)
March 31,	$8,835	$5,618	$575	$15,028

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2016 or 2015 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2016 and 2015 did not result in any material charge-offs or additional provision expense.

The Corporation has allocated $24 thousand and $138 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both March 31, 2016 and 2015, respectively. The Corporation has not committed to lend additional amounts as of March 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three months ended March 31, 2016 and 2015 were not of any restructurings that had taken place in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$426,230	$17,236	$32,298	$581	$3,419	$479,764
Farmland	92,090	8,054	8,496	—	15	108,655
Non Farm, Non Residential	181,758	8,363	19,234	—	—	209,355
Agriculture	102,904	10,015	11,787	26	186	124,918
All Other Commercial	112,941	262	9,560	101	2,043	124,907
Residential
First Liens	96,680	3,405	9,171	619	177,738	287,613
Home Equity	10,445	360	911	10	24,136	35,862
Junior Liens	7,512	68	487	57	25,462	33,586
Multifamily	69,448	1,588	15	—	23	71,074
All Other Residential	449	—	23	—	8,266	8,738
Consumer
Motor Vehicle	10,342	307	550	—	243,145	254,344
All Other Consumer	2,868	47	116	12	19,084	22,127
TOTAL	$1,113,667	$49,705	$92,648	$1,406	$503,517	$1,760,943

	December 31, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,880	$20,422	$32,778	$757	$5,638	$477,475
Farmland	93,418	6,387	5,208	—	16	105,029
Non Farm, Non Residential	180,659	8,114	19,857	—	—	208,630
Agriculture	121,244	11,964	8,419	27	170	141,824
All Other Commercial	95,850	2,649	10,887	101	1,535	111,022
Residential
First Liens	96,146	4,594	8,598	699	182,791	292,828
Home Equity	11,701	387	669	10	24,895	37,662
Junior Liens	7,493	86	505	58	25,033	33,175
Multifamily	68,972	1,602	—	—	23	70,597
All Other Residential	886	—	24	—	9,275	10,185
Consumer
Motor Vehicle	10,287	356	534	—	239,543	250,720
All Other Consumer	2,930	77	125	14	19,030	22,176
TOTAL	$1,107,466	$56,638	$87,604	$1,666	$507,949	$1,761,323

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$10,570	$198	$—	$10,768
Mortgage Backed Securities - residential	211,720	6,210	(16)	217,914
Mortgage Backed Securities - commercial	8	—	—	8
Collateralized mortgage obligations	422,269	4,322	(2,384)	424,207
State and municipal obligations	209,289	8,885	(47)	218,127
Collateralized debt obligations	9,520	4,186	(554)	13,152
TOTAL	$863,376	$23,801	$(3,001)	$884,176

	December 31, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$10,670	$46	$(23)	$10,693
Mortgage Backed Securities-residential	208,705	5,089	(630)	213,164
Mortgage Backed Securities-commercial	9	—	—	9
Collateralized mortgage obligations	441,500	2,141	(6,007)	437,634
State and municipal obligations	206,291	8,475	(59)	214,707
Collateralized debt obligations	9,621	5,254	—	14,875
TOTAL	$876,796	$21,005	$(6,719)	$891,082

Contractual maturities of debt securities at March 31, 2016 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$5,798	$5,900
Due after one but within five years	54,999	56,698
Due after five but within ten years	92,856	97,877
Due after ten years	75,726	81,572
	229,379	242,047
Mortgage-backed securities and collateralized mortgage obligations	633,997	642,129
TOTAL	$863,376	$884,176

There were $3 thousand in gross gains and no losses from investment sales realized by the Corporation for the three months ended March 31, 2016. For the three months ended March 31, 2015 there were $4 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$15,659	$(16)	$—	$—	$15,659	$(16)
Collateralized mortgage obligations	45,269	(363)	120,504	(2,021)	165,773	(2,384)
State and municipal obligations	5,977	(41)	407	(6)	6,384	(47)
Collateralized Debt Obligations	—	—	8,499	(554)	8,499	(554)
Total temporarily impaired securities	$66,905	$(420)	$129,410	$(2,581)	$196,315	$(3,001)

	December 31, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,455	$(23)	$—	$—	$9,455	$(23)
Mortgage Backed Securities - Residential	$69,940	$(428)	$11,766	$(202)	$81,706	$(630)
Collateralized mortgage obligations	151,484	(1,535)	139,435	(4,472)	290,919	(6,007)
State and municipal obligations	3,547	(16)	3,045	(43)	6,592	(59)
Total temporarily impaired securities	$234,426	$(2,002)	$154,246	$(4,717)	$388,672	$(6,719)

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
Gross unrealized losses on investment securities were $3.0 million as of March 31, 2016 and $6.7 million as of December 31, 2015. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
There are three collateralized debt obligations securities with previously recorded OTTI but there is no OTTI in 2016 or 2015.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 40.99 to 56.66 while Moody Investor Service pricing ranges from 7.02 to 15.42, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2016	2015
Beginning balance	$13,995	$14,050
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	—	(55)
Amounts realized for securities sold during the period	—	—
Ending balance	$13,995	$13,995

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$10,768	$—	$10,768
Mortgage Backed Securities-residential	—	217,914	—	217,914
Mortgage Backed Securities-commercial	—	8	—	8
Collateralized mortgage obligations	—	424,207	—	424,207
State and municipal	—	213,917	4,210	218,127
Collateralized debt obligations	—	—	13,152	13,152
TOTAL	$—	$866,814	$17,362	$884,176
Derivative Assets		1,675
Derivative Liabilities		(1,675)

	December 31, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$10,693	$—	$10,693
Mortgage Backed Securities-residential	—	213,164	—	213,164
Mortgage Backed Securities-commercial	—	9	—	9
Collateralized mortgage obligations	—	437,634	—	437,634
State and municipal	—	209,982	4,725	214,707
Collateralized debt obligations	—	—	14,875	14,875
TOTAL	$—	$871,482	$19,600	$891,082
Derivative Assets		1,176
Derivative Liabilities		(1,176)

There were no transfers between Level 1 and Level 2 during 2016 and 2015.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and the year ended December 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(1,622)	(1,622)
Transfers	—	—	—
Settlements	(515)	(101)	(616)
Ending balance, March 31	$4,210	$13,152	$17,362

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(268)	(268)
Purchases	—	—	—
Settlements	(1,175)	(160)	(1,335)
Ending balance, December 31	$4,725	$14,875	$19,600

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2016.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,850	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,466	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	2,352	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.4 million, after a valuation allowance of $1.1 million at March 31, 2016 and at a fair value of $2.4 million, net of a valuation allowance of $1.2 million at December 31, 2015. The impact to the provision for loan losses for the three months ended March 31, 2016 and for the 12 months ended December 31, 2015 was a $343 thousand decrease and a $271 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2016 with a value of $2.9 million was reduced $1.1 million for fair value adjustment. At March 31, 2016 other real estate owned was comprised of $2.4 million from commercial loans and $478 thousand from residential loans. Other real estate owned at December 31, 2015 with a value of $3.5 million was reduced $743 thousand for fair value adjustment. At December 31, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $655 thousand from residential loans.

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
The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of March 31, 2016 and December 31, 2015, which are all considered Level 3.

March 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$600	$204	$396
Farmland	—	—	—
Non Farm, Non Residential	1,177	677	500
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	683	192	491
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,460	$1,073	$1,387

	December 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$998	$212	$786
Farmland	—	—	—
Non Farm, Non Residential	1,415	741	674
Agriculture	—	—	—
All Other Commercial	225	—	225
Residential
First Liens	873	206	667
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$3,511	$1,159	$2,352

The carrying amounts and estimated fair value of financial instruments at March 31, 2016 and December 31, 2015, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$66,125	$22,316	$43,809	$—	$66,125
Federal funds sold	6,444	—	6,444	—	6,444
Securities available-for-sale	884,176	—	866,814	17,362	884,176
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,733	—	—	1,805,697	1,805,697
Accrued interest receivable	11,907	—	3,801	8,106	11,907
Deposits	(2,400,655)	—	(2,401,845)	—	(2,401,845)
Short-term borrowings	(31,116)	—	(31,116)	—	(31,116)
Federal Home Loan Bank advances	(12,252)	—	(12,466)	—	(12,466)
Accrued interest payable	(362)	—	(362)	—	(362)

	December 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,695	$19,715	$68,980	$—	$88,695
Federal funds sold	9,815	—	9,815	—	9,815
Securities available-for-sale	891,082	—	871,482	19,600	891,082
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,862	—	—	1,789,938	1,789,938
Accrued interest receivable	11,733	—	3,366	8,367	11,733
Deposits	(2,442,369)	—	(2,442,612)	—	(2,442,612)
Short-term borrowings	(33,831)	—	(33,831)	—	(33,831)
Federal Home Loan Bank advances	(12,677)	—	(12,971)	—	(12,971)
Accrued interest payable	(389)	—	(389)	—	(389)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2016	December 31, 2015
Federal Funds Purchased	$—	$850
Repurchase Agreements	31,116	32,981
	$31,116	$33,831

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
Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$9,087	$90	$267	$21,672	$31,116

	December 31, 2015
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,420	$11,049	$10,794	$718	$32,981

6.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2016	2015	2016	2015
Service cost	$470	$538	$14	$16
Interest cost	932	879	46	43
Expected return on plan assets	(857)	(863)	—	—
Amortization of transition obligation	—	—	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	484	1,185	—	—
Net Periodic Benefit Cost	$1,029	$1,739	$60	$59

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $2.7 million and $1.1 million respectively to its Pension Plan and ESOP and $262 thousand to the Post Retirement Health Benefits Plan in 2016. Contributions of $545 thousand have been made to the Pension Plan thus far in 2016. Contributions of $50 thousand have been made through the first three months of 2016 for the Post Retirement Health Benefits plan. No contributions have been made in 2016 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2016 and 2015 there has been $428 thousand and $359 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation has not yet made a determination of the impact on the financial statements of the provisions for ASU 2016-01.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense.

Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Corporation is currently evaluating the provisions of ASU No. 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Corporation's Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Corporation is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Corporation's Consolidated Financial Statements.

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at March 31, 2016 and December 31, 2015 totaled $6.1 million and $6.5 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at March 31, 2016 and 2015 are shown in the following table:

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(86)	(13)	(99)
ASC 310-30 Loans, March 31,	$4,036	$1,467	$5,503

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(102)	(13)	(115)
ASC 310-30 Loans, March 31,	$4,701	$1,558	$6,259

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $13.0 million. The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $554 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities.

9.	Accumulated Other Comprehensive Income
The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	4,039	—	4,039
Amounts reclassified from accumulated other comprehensive income	(1)	304	303
Net Current period other comprehensive other income	4,038	304	4,342
Ending balance, March 31,	$13,091	$(18,150)	$(5,059)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	4,764	1,972	6,736
Amounts reclassified from accumulated other comprehensive income	(2)	492	490
Net Current period other comprehensive other income	4,762	2,464	7,226
Ending balance, March 31,	$15,040	$(22,343)	$(7,303)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	3/31/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$4,797	$10,880
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(759)	2,211
Total unrealized loss on securities available-for-sale	$9,053	$4,038	$13,091
Unrealized loss on retirement plans	(18,454)	304	(18,150)
TOTAL	$(9,401)	$4,342	$(5,059)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2015	Change	3/31/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$4,284	$11,448
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	478	3,592
Total unrealized loss on securities available-for-sale	$10,278	$4,762	$15,040
Unrealized loss on retirement plans	(24,807)	2,464	(22,343)
TOTAL	$(14,529)	$7,226	$(7,303)

	Three Months Ended March 31, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$3	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$1	Net of tax

Amortization of	$507	(a) Salary and benefits
retirement plan items	(203)	Income tax expense
	$304	Net of tax
Total reclassifications for the period	$305	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Three Months Ended March 31, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$4	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$2	Net of tax

Amortization of	$(820)	(a) Salary and benefits
retirement plan items	328	Income tax expense
	$(492)	Net of tax
Total reclassifications for the period	$(490)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2015 in the 10-K filed for the fiscal year ended December 31, 2015.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2015, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2015 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2016 was $13.7 million, compared to $7.8 million for the same period of 2015. The increase included an after-tax gain on the sale of the Corporation’s insurance subsidiary of $5.84 million. Basic earnings per share increased to $1.08 for the third quarter of 2016 compared to $0.60 for same period of 2015. Return on Assets and Return on Equity were 1.14% and 8.36% respectively, for the three months ended March 31, 2016 compared to 1.04% and 7.73% for the three months ended March 31, 2015.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $162 thousand in the three months ended March 31, 2016 to $26.2 million from $26.0 million in the same period in 2015. The net interest margin for the three months ended March 31, 2016 is 4.06% compared to 4.01% for the same period of 2015, a 1.25% increase, driven by a greater increase in the income realized on earning assets than the change in costs of funding.

Non-Interest Income

     Non-interest income for the three months ended March 31, 2016 was $22.4 million compared to $10.1 million for the same period of 2015. Gain on the sale of assets and liabilities of the insurance brokerage operation of $13.0 million was the main component of this increase. Other income without this gain is down primarily due to the recognition of unrealized loss on other real estate written down to updated appraised values. Service charges and fees on deposit accounts increased by $178 thousand and other service fees increased by $125 thousand. Insurance commission income increased by $719 thousand for the 3 months ended March 31, 2016 compared to the same period of 2015.

Non-Interest Expenses

     The Corporation’s non-interest expense for the quarter ended March 31, 2016 decreased by $1.5 million to $23.3 million compared to the same period in 2015. Salaries and employee benefits decreased $1.5 million. Much of the decrease related to reduced pension cost. The pension plan was frozen for the majority of employees as of December 31, 2012. Additional savings were realized with lower health insurance costs.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $615 thousand to $0.8 million for first quarter of 2016 compared to $1.5 million for the same period of 2015. Net charge offs for the first quarter of 2016 were $855 thousand compared to $938 thousand for the same period of 2015. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first quarter of 2016 increased dramatically due to the sale of certain assets and liabilities of the Forrest Sherer insurance operation which eliminated the goodwill of $5.1 million from the original acquisition. That goodwill was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $23.6 million at March 31, 2016 compared to $25.5 million at December 31, 2015. Nonperforming loans decreased 22.7% to $23.6 million as of March 31, 2016 versus $30.5 million as of March 31, 2015. A summary of non-performing loans at March 31, 2016 and December 31, 2015 follows:

	(000's)
	March 31, 2016	December 31, 2015
Non-accrual loans	$13,248	$14,634
Accruing restructured loans	4,606	4,851
Nonaccrual restructured loans	4,903	5,009
Accruing loans past due over 90 days	858	964
	$23,615	$25,458
Ratio of the allowance for loan losses
as a percentage of non-performing loans	84.4%	78.3%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2016	December 31, 2015
Non-accrual loans
Commercial loans	$6,590	$8,146
Residential loans	5,691	5,481
Consumer loans	967	1,007
	$13,248	$14,634
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	687	820
Consumer loans	171	144
	$858	$964

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2016. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 4.21% over the next 12 months and increase 7.76% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.49% over the next 12 months and decrease 1.46% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.69%	-2.60%	-4.34%
Down 100	-0.49	-1.46	-2.37
Up 100	4.21	7.76	11.86
Up 200	3.17	9.55	17.57

     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $5.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $138.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $27.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2016 to the same period in 2015, loans, net of deferred loan costs, have remained stable at $1.8 billion. Deposits decreased to $2.4 billion at March 31, 2016 from $2.5 billion at March 31, 2015. Shareholders' equity increased 0.7% or $2.9 million. This financial performance increased book value per share 6.3% to $33.58 at March 31, 2016 from $31.58 at March 31, 2015. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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
The phase in of the capital conservation buffer will have the minimum ratios for common equity Tier 1 capital at 7%, the Tier 1 capital at 8.5% ant the total capital at 10.5% in 2019 when fully phased in. Currently the Corporation exceeds all of these minimums.

	March 31, 2016	December 31, 2015	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.81%	17.69%	N/A
First Financial Bank	16.75%	17.23%	6.50%
Total risk-based capital
Corporation	18.74%	18.62%	N/A
First Financial Bank	17.58%	18.05%	10.00%
Tier I risk-based capital
Corporation	17.81%	17.69%	N/A
First Financial Bank	16.75%	17.23%	8.00%
Tier I leverage capital
Corporation	13.05%	12.92%	N/A
First Financial Bank	12.23%	12.50%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2016 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2015 financial statements in the Form 10-K filed for December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 637,500 shares may be repurchased.
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2016	9,606	33.97	N/A	N/A
February 1-29, 2016	79,796	32.76	79,796	557,704
March 1-31, 2016	406,204	33.61	486,000	151,500
Total	495,606	33.48	565,796	151,500

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2015, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on June 24, 2015.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
10.13*	Employment Agreement for Norman D. Lowery, dated December 28, 2015, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 29, 2015
10.14*	Employment Agreement for Rodger A. McHargue, dated December 28, 2015, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed December 29, 2015.
10.15*	Employment Agreement for Steven H. Holliday, dated December 28, 2015, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed December 29, 2015.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 28, 2015, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed December 29, 2015
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 by Principal Executive Officer, dated May 3, 2016.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 by Principal Financial Officer, dated May 3, 2016.
32.1
Certification, dated May 3, 2016, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2016.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2016, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 3, 2016	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 3, 2016	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)