Form 10-Q
period 2016-06-30
FIRST FINANCIAL CORP /IN/
filed 2016-08-03
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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
Yes ☐ No ☒.

As of August 1, 2016, the registrant had outstanding 12,185,737 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$55,438	$88,695
Federal funds sold	5,500	9,815
Securities available-for-sale	876,538	891,082
Loans:
Commercial	1,082,461	1,043,980
Residential	430,082	444,447
Consumer	287,308	272,896
	1,799,851	1,761,323
(Less) plus:
Net deferred loan costs	2,959	2,485
Allowance for loan losses	(19,504)	(19,946)
	1,783,306	1,743,862
Restricted stock	10,848	10,838
Accrued interest receivable	10,869	11,733
Premises and equipment, net	49,353	50,531
Bank-owned life insurance	83,023	82,323
Goodwill	34,355	39,489
Other intangible assets	2,397	3,178
Other real estate owned	2,837	3,466
Other assets	43,552	44,573
TOTAL ASSETS	$2,958,016	$2,979,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$527,461	$563,302
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	44,664	46,753
Other interest-bearing deposits	1,822,209	1,832,314
	2,394,334	2,442,369
Short-term borrowings	62,247	33,831
FHLB advances	10,828	12,677
Other liabilities	77,383	80,392
TOTAL LIABILITIES	2,544,792	2,569,269

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,578,758 in 2016 and 14,557,815 in 2015
Outstanding shares-12,193,181 in 2016 and 12,740,018 in 2015	1,818	1,817
Additional paid-in capital	73,737	73,396
Retained earnings	411,423	395,633
Accumulated other comprehensive loss	(3,493)	(9,401)
Less: Treasury shares at cost-2,385,577 in 2016 and 1,817,797 in 2015	(70,261)	(51,129)
TOTAL SHAREHOLDERS’ EQUITY	413,224	410,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,958,016	$2,979,585
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,271	$20,763	$42,455	$41,570
Securities:
Taxable	3,694	3,991	7,525	8,052
Tax-exempt	1,818	1,790	3,640	3,569
Other	367	433	731	864
TOTAL INTEREST INCOME	27,150	26,977	54,351	54,055
INTEREST EXPENSE:
Deposits	1,030	997	2,017	2,017
Short-term borrowings	26	19	49	32
Other borrowings	35	37	69	87
TOTAL INTEREST EXPENSE	1,091	1,053	2,135	2,136
NET INTEREST INCOME	26,059	25,924	52,216	51,919
Provision for loan losses	435	1,150	1,270	2,600
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,624	24,774	50,946	49,319
NON-INTEREST INCOME:
Trust and financial services	1,292	1,253	2,626	2,745
Service charges and fees on deposit accounts	2,601	2,543	5,105	4,869
Other service charges and fees	3,149	3,000	6,149	5,838
Securities gains/(losses), net	10	10	13	14
Insurance commissions	33	1,956	2,305	3,509
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	—	13,021	—
Gain on sales of mortgage loans	481	542	885	901
Other	648	474	476	1,963
TOTAL NON-INTEREST INCOME	8,214	9,778	30,580	19,839
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,142	15,084	26,737	30,142
Occupancy expense	1,722	1,702	3,453	3,566
Equipment expense	1,808	1,702	3,645	3,474
FDIC Expense	403	450	854	880
Other	5,685	6,372	11,418	11,241
TOTAL NON-INTEREST EXPENSE	22,760	25,310	46,107	49,303
INCOME BEFORE INCOME TAXES	11,078	9,242	35,419	19,855
Provision for income taxes	2,846	2,319	13,512	5,171
NET INCOME	8,232	6,923	21,907	14,684
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	1,262	(7,564)	5,300	(2,802)
Change in funded status of post retirement benefits, net of taxes	304	819	608	3,283
COMPREHENSIVE INCOME	$9,798	$178	$27,815	$15,165
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.68	$0.54	$1.76	$1.14
Weighted average number of shares outstanding (in thousands)	12,236	12,903	12,441	12,925
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2016, and 2015
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2015	$1,815	$72,576	$385,731	$(7,303)	$(43,792)	$409,027
Net income	—	—	6,923	—	—	6,923
Other comprehensive loss	—	—	—	(6,745)	—	(6,745)
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (118,053 shares)	—	—	$—	$—	(4,027)	(4,027)
Cash dividends, $.49 per share	—	—	(6,291)	$—	—	(6,291)
Balance, June 30, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058

Balance, April 1, 2016	$1,818	$73,566	$409,308	$(5,059)	$(67,721)	$411,912
Net income	—	—	8,232	—	—	8,232
Other comprehensive income	—	—	—	1,566	—	1,566
Omnibus Equity Incentive Plan	—	171	—	—	—	171
Treasury shares purchased (72,174 shares)	—	—	—	—	(2,540)	(2,540)
Cash dividends, $.50 per share	—	—	(6,117)	—	—	(6,117)
Balance, June 30, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2016, and 2015
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	14,684	—	—	14,684
Other comprehensive income	—	—	—	481	—	481
Omnibus Equity Incentive Plan	1	341	—	—	—	342
Treasury shares purchased (127,742 shares)	—	—	—	—	(4,372)	(4,372)
Cash dividends, $.49 per share	—	—	(6,291)	—	—	(6,291)
Balance, June 30, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058

Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	21,907	—	—	21,907
Other comprehensive income	—	—	—	5,908	—	5,908
Omnibus Equity Incentive Plan	1	341	—	—	—	342
Treasury shares purchased (567,780 shares)	—	—	—	—	(19,132)	(19,132)
Cash dividends, $.50 per share	—	—	(6,117)	—	—	(6,117)
Balance, June 30, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,907	$14,684
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,746	1,472
Provision for loan losses	1,270	2,600
Securities (gains) losses	(13)	(14)
(Gain) loss on sale of other real estate	91	(117)
Gain on sale of certain assets and liabilities of insurance brokerage operation	(13,021)	—
Restricted stock compensation	342	342
Depreciation and amortization	2,514	2,810
Other, net	(2,926)	(1,515)
NET CASH FROM OPERATING ACTIVITIES	11,910	20,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	1,900
Calls, maturities and principal reductions on securities available-for-sale	71,998	70,694
Purchases of securities available-for-sale	(50,743)	(82,893)
Loans made to customers, net of repayment	(40,671)	(4,398)
Redemption of restricted stock	—	5,576
Purchase of restricted stock	(10)	—
Purchase of customer list	—	(103)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	17,094	—
Proceeds from sales of other real estate owned	571	969
Net change in federal funds sold	4,315	6,000
Additions to premises and equipment	(996)	(924)
NET CASH FROM INVESTING ACTIVITIES	1,558	(3,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(48,067)	(58,662)
Net change in short-term borrowings	28,416	36,804
Maturities of other borrowings	(6,050)	(2,000)
Proceeds from other borrowings	4,350	—
Purchase of treasury stock	(19,132)	(4,372)
Dividends paid	(6,242)	(6,342)
NET CASH FROM FINANCING ACTIVITIES	(46,725)	(34,572)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,257)	(17,489)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	88,695	78,102
CASH AND DUE FROM BANKS, END OF PERIOD	$55,438	$60,613
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2016 and 2015 consolidated financial statements are unaudited. The December 31, 2015 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2015 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,168	$1,769	$5,106	$1,883	$19,926
Provision for loan losses	(816)	(22)	749	524	435
Loans charged -off	(555)	(232)	(1,055)	—	(1,842)
Recoveries	447	80	458	—	985
Ending Balance	$10,244	$1,595	$5,258	$2,407	$19,504

Allowance for Loan Losses:	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,818	$1,622	$4,494	$2,417	$19,351
Provision for loan losses	160	277	638	75	1,150
Loans charged -off	(272)	(181)	(1,026)	—	(1,479)
Recoveries	225	42	572	—	839
Ending Balance	$10,931	$1,760	$4,678	$2,492	$19,861

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(1,091)	103	1,536	722	1,270
Loans charged -off	(822)	(471)	(2,189)	—	(3,482)
Recoveries	675	129	966	—	1,770
Ending Balance	$10,244	$1,595	$5,258	$2,407	$19,504

Allowance for Loan Losses:	June 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	167	653	1,468	312	2,600
Loans charged -off	(608)	(406)	(2,288)	—	(3,302)
Recoveries	457	139	1,128	—	1,724
Ending Balance	$10,931	$1,760	$4,678	$2,492	$19,861

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2016 and December 31, 2015.

Allowance for Loan Losses	June 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$786	$132	$—	$—	$918
Collectively evaluated for impairment	9,307	1,463	5,258	2,407	18,435
Acquired with deteriorated credit quality	151	—	—	—	151
Ending Balance	$10,244	$1,595	$5,258	$2,407	$19,504

Loans:	June 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$8,967	$635	$—	$9,602
Collectively evaluated for impairment	1,074,936	429,103	288,553	1,792,592
Acquired with deteriorated credit quality	3,878	1,502	—	5,380
Ending Balance	$1,087,781	$431,240	$288,553	$1,807,574

Allowance for Loan Losses:	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	953	206	—	—	1,159
Collectively evaluated for impairment	10,342	1,628	4,945	1,685	18,600
Acquired with deteriorated credit quality	187	—	—	—	187
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

Loans	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,823	902	—	9,725
Collectively evaluated for impairment	1,037,086	443,224	274,134	1,754,444
Acquired with deteriorated credit quality	4,092	1,529	—	5,621
Ending Balance	$1,050,001	$445,655	$274,134	$1,769,790

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$529	$236	$—	$841	$—	$—
Farmland	1,465	1,465	—	488	—	—
Non Farm, Non Residential	3,084	3,084	—	3,147	—	—
Agriculture	635	635	—	212	—	—
All Other Commercial	1,424	1,424	—	1,540	—	—
Residential
First Liens	27	27	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	994	994	88	864	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,129	1,129	698	1,240	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	75	—	—
Residential
First Liens	608	608	132	722	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,895	$9,602	$918	$9,157	$—	$—

			December 31, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,516	$1,223	$—	$1,796	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,202	3,202	—	2,080	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,760	1,760	—	1,175	—	—
Residential
First Liens	29	29	—	18	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	998	998	212	3,463	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,415	1,415	741	3,682	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	225	225	—	483	—	—
Residential
First Liens	873	873	206	460	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,018	$9,725	$1,159	$13,157	$—	$—

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:

Commercial & Industrial	$650	$—	$—	$841	$—	$—
Farmland	733	—	—	488	—	—
Non Farm, Non Residential	3,119	—	—	3,147	—	—
Agriculture	318	—	—	212	—	—
All Other Commercial	1,431	—	—	1,540	—	—
Residential
First Liens	28	—	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	797	—	—	864	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,153	—	—	1,240	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	75	—	—
Residential
First Liens	646	—	—	722	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$8,875	$—	$—	$9,157	$—	$—

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,779	$—	$—	$2,161	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,978	—	—	1,318	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,025	—	—	780	—	—
Residential
First Liens	16	—	—	10	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	4,413	—	—	4,900	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	4,417	—	—	5,162	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	566	—	—	653	—	—
Residential
First Liens	246	—	—	175	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$15,440	$—	$—	$15,159	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$4	$403	$1,961
Farmland	48	—	—	1,520
Non Farm, Non Residential	—	5	3,041	1,828
Agriculture	—	—	—	1,107
All Other Commercial	—	—	—	1,329
Residential
First Liens	744	3,894	1,157	5,339
Home Equity	99	—	—	207
Junior Liens	86	—	—	206
Multifamily	—	—	—	—
All Other Residential	—	—	—	102
Consumer
Motor Vehicle	133	84	1	171
All Other Consumer	—	109	470	756
TOTAL	$1,110	$4,096	$5,072	$14,526

	December 31, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$422	$3,187
Farmland	—	—	—	219
Non Farm, Non Residential	—	6	3,152	2,545
Agriculture	—	—	—	378
All Other Commercial	—	—	—	1,817
Residential
First Liens	809	4,577	1,034	4,839
Home Equity	10	—	—	320
Junior Liens	45	—	—	211
Multifamily	—	—	—	—
All Other Residential	—	—	—	111
Consumer
Motor Vehicle	148	—	2	213
All Other Consumer	4	—	400	794
TOTAL	$1,016	$4,588	$5,010	$14,634

There were $178 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2016 and there were $37 thousand at December 31, 2015. There were $237 thousand of covered loans included in non-accrual loans at June 30, 2016 and there were $242 thousand at December 31, 2015. There were no covered loans at June 30, 2016 or December 31, 2015 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$615	$112	$1,027	$1,754	$484,840	$486,594
Farmland	141	1,005	48	1,194	114,079	115,273
Non Farm, Non Residential	12	450	130	592	203,394	203,986
Agriculture	582	—	381	963	139,490	140,453
All Other Commercial	9	—	—	9	141,466	141,475
Residential
First Liens	981	520	1,990	3,491	277,145	280,636
Home Equity	64	32	115	211	35,745	35,956
Junior Liens	261	23	230	514	34,479	34,993
Multifamily	—	—	—	—	71,883	71,883
All Other Residential	—	—	—	—	7,772	7,772
Consumer
Motor Vehicle	2,822	452	229	3,503	261,607	265,110
All Other Consumer	102	98	1	201	23,242	23,443
TOTAL	$5,589	$2,692	$4,151	$12,432	$1,795,142	$1,807,574

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$326	$274	$1,405	$2,005	$476,984	$478,989
Farmland	135	—	—	135	106,725	106,860
Non Farm, Non Residential	1,824	90	310	2,224	206,844	209,068
Agriculture	65	38	324	427	143,116	143,543
All Other Commercial	25	32	—	57	111,484	111,541
Residential
First Liens	4,960	1,181	1,671	7,812	285,913	293,725
Home Equity	85	23	114	222	37,502	37,724
Junior Liens	179	29	177	385	32,876	33,261
Multifamily	—	—	—	—	70,735	70,735
All Other Residential	15	—	—	15	10,195	10,210
Consumer
Motor Vehicle	3,212	568	181	3,961	247,882	251,843
All Other Consumer	38	10	5	53	22,238	22,291
TOTAL	$10,864	$2,245	$4,187	$17,296	$1,752,494	$1,769,790

During the three and six months ended June 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$3,529	$5,285	$695	$9,509
Added	—	43	62	105
Charged Off	—	(125)	(6)	(131)
Payments	(76)	(170)	(82)	(328)
June 30,	$3,453	$5,033	$669	$9,155

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,584	5,593	683	9,860
Added	—	123	150	273
Charged Off	—	(181)	(26)	(207)
Payments	(131)	(502)	(138)	(771)
June 30,	3,453	5,033	669	9,155

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	8,835	5,618	614	15,067
Added	—	73	189	262
Charged Off	—	—	(40)	(40)
Payments	(130)	(102)	(106)	(338)
June 30,	8,705	5,589	657	14,951

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	8,955	5,189	614	14,758
Added	—	652	189	841
Charged Off	—	(62)	(40)	(102)
Payments	(250)	(190)	(106)	(546)
June 30,	8,705	5,589	657	14,951

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2016 or 2015 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and six months ended June 30, 2016 and 2015 did not result in any material charge-offs or additional provision expense.

The Corporation has allocated $7 thousand and $47 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both June 30, 2016 and 2015, respectively. The Corporation has not committed to lend additional amounts as of June 30, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three months ended June 30, 2016 and 2015 were not of any restructurings that had taken place in the previous 12 months. The impact on the provision for new troubled debt restructurings was immaterial.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$433,878	$19,378	$27,153	$470	$4,471	$485,350
Farmland	93,903	13,172	6,602	—	14	113,691
Non Farm, Non Residential	176,105	9,401	18,006	—	—	203,512
Agriculture	111,776	16,887	10,242	24	180	139,109
All Other Commercial	128,842	121	10,995	76	765	140,799
Residential
First Liens	93,910	3,669	7,607	603	173,986	279,775
Home Equity	10,125	213	912	9	24,646	35,905
Junior Liens	7,690	241	542	27	26,407	34,907
Multifamily	70,130	1,574	15	—	24	71,743
All Other Residential	522	—	23	—	7,207	7,752
Consumer
Motor Vehicle	10,563	274	517	10	252,612	263,976
All Other Consumer	2,799	45	103	14	20,371	23,332
TOTAL	$1,140,243	$64,975	$82,717	$1,233	$510,683	$1,799,851

	December 31, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,880	$20,422	$32,778	$757	$5,638	$477,475
Farmland	93,418	6,387	5,208	—	16	105,029
Non Farm, Non Residential	180,659	8,114	19,857	—	—	208,630
Agriculture	121,244	11,964	8,419	27	170	141,824
All Other Commercial	95,850	2,649	10,887	101	1,535	111,022
Residential
First Liens	96,146	4,594	8,598	699	182,791	292,828
Home Equity	11,701	387	669	10	24,895	37,662
Junior Liens	7,493	86	505	58	25,033	33,175
Multifamily	68,972	1,602	—	—	23	70,597
All Other Residential	886	—	24	—	9,275	10,185
Consumer
Motor Vehicle	10,287	356	534	—	239,543	250,720
All Other Consumer	2,930	77	125	14	19,030	22,176
TOTAL	$1,107,466	$56,638	$87,604	$1,666	$507,949	$1,761,323

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$10,175	$232	$—	$10,407
Mortgage Backed Securities - residential	218,840	6,583	(42)	225,381
Mortgage Backed Securities - commercial	6	—	—	6
Collateralized mortgage obligations	404,630	5,030	(1,445)	408,215
State and municipal obligations	210,745	10,352	(4)	221,093
Collateralized debt obligations	9,411	4,276	(2,251)	11,436
TOTAL	$853,807	$26,473	$(3,742)	$876,538

	December 31, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$10,670	$46	$(23)	$10,693
Mortgage Backed Securities-residential	208,705	5,089	(630)	213,164
Mortgage Backed Securities-commercial	9	—	—	9
Collateralized mortgage obligations	441,500	2,141	(6,007)	437,634
State and municipal obligations	206,291	8,475	(59)	214,707
Collateralized debt obligations	9,621	5,254	—	14,875
TOTAL	$876,796	$21,005	$(6,719)	$891,082

Contractual maturities of debt securities at June 30, 2016 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,948	$7,026
Due after one but within five years	54,311	55,913
Due after five but within ten years	89,092	94,509
Due after ten years	79,980	85,488
	230,331	242,936
Mortgage-backed securities and collateralized mortgage obligations	623,476	633,602
TOTAL	$853,807	$876,538

There were $10 thousand and $13 thousand in gross gains and no losses from investment sales and calls realized by the Corporation for the three and six months ended June 30, 2016. For the three months and six ended June 30, 2015 there were $10 thousand and $14 thousand in gross gains and no losses on sales and calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$19,049	$(41)	$155	$(1)	$19,204	$(42)
Collateralized mortgage obligations	12,132	(76)	120,995	(1,369)	133,127	(1,445)
State and municipal obligations	1,100	(2)	410	(2)	1,510	(4)
Collateralized Debt Obligations	6,717	(2,251)	—	—	6,717	(2,251)
Total temporarily impaired securities	$38,998	$(2,370)	$121,560	$(1,372)	$160,558	$(3,742)

	December 31, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,455	$(23)	$—	$—	$9,455	$(23)
Mortgage Backed Securities - Residential	$69,940	$(428)	$11,766	$(202)	$81,706	$(630)
Collateralized mortgage obligations	151,484	(1,535)	139,435	(4,472)	290,919	(6,007)
State and municipal obligations	3,547	(16)	3,045	(43)	6,592	(59)
Total temporarily impaired securities	$234,426	$(2,002)	$154,246	$(4,717)	$388,672	$(6,719)

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
Gross unrealized losses on investment securities were $3.7 million as of June 30, 2016 and $6.7 million as of December 31, 2015. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
There are three collateralized debt obligations securities with previously recorded OTTI but there is no OTTI in 2016 or 2015.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 40.92 to 45.47 while Moody Investor Service pricing ranges from 13.05 to 40.27, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
Beginning balance	$13,995	$13,995	$13,995	$14,050
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	(21)	—	(21)	(55)
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$13,974	$13,995	$13,974	$13,995

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$10,407	$—	$10,407
Mortgage Backed Securities-residential	—	225,381	—	225,381
Mortgage Backed Securities-commercial	—	6	—	6
Collateralized mortgage obligations	—	408,215	—	408,215
State and municipal	—	216,883	4,210	221,093
Collateralized debt obligations	—	—	11,436	11,436
TOTAL	$—	$860,892	$15,646	$876,538
Derivative Assets		1,979
Derivative Liabilities		(1,979)

	December 31, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$10,693	$—	$10,693
Mortgage Backed Securities-residential	—	213,164	—	213,164
Mortgage Backed Securities-commercial	—	9	—	9
Collateralized mortgage obligations	—	437,634	—	437,634
State and municipal	—	209,982	4,725	214,707
Collateralized debt obligations	—	—	14,875	14,875
TOTAL	$—	$871,482	$19,600	$891,082
Derivative Assets		1,176
Derivative Liabilities		(1,176)

There were no transfers between levels of secrities during 2016 and 2015.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and the year ended December 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$4,210	$13,152	$17,362
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(1,586)	(1,586)
Transfers	—	—	—
Settlements	—	(130)	(130)
Ending balance, June 30	$4,210	$11,436	$15,646

	Six Months Ended June 30, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(3,208)	(3,208)
Transfers	—	—	—
Settlements	(515)	(231)	(746)
Ending balance, June 30	$4,210	$11,436	$15,646

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(268)	(268)
Purchases	—	—	—
Settlements	(1,175)	(160)	(1,335)
Ending balance, December 31	$4,725	$14,875	$19,600

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2016.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,837	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,813	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,466	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	2,352	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.8 million, after a valuation allowance of $0.9 million at June 30, 2016 and at a fair value of $2.4 million, net of a valuation allowance of $1.2 million at December 31, 2015. The impact to the provision for loan losses for the three and six months ended June 30, 2016 and for the 12 months ended December 31, 2015 was a $109 thousand decrease and a $452 thousand decrease for 2016 and a $271 thousand decrease for 2015, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2016 with a value of $2.8 million was reduced $1.1 million for fair value adjustment. At June 30, 2016 other real estate owned was comprised of $2.5 million from commercial loans and $368 thousand from residential loans. Other real estate owned at December 31, 2015 with a value of $3.5 million was reduced $743 thousand for fair value adjustment. At December 31, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $655 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of June 30, 2016 and December 31, 2015, which are all considered Level 3.

June 30, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$994	$88	$906
Farmland	—	—	—
Non Farm, Non Residential	1,129	698	431
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	608	132	476
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,731	$918	$1,813

	December 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$998	$212	$786
Farmland	—	—	—
Non Farm, Non Residential	1,415	741	674
Agriculture	—	—	—
All Other Commercial	225	—	225
Residential
First Liens	873	206	667
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$3,511	$1,159	$2,352

The carrying amounts and estimated fair value of financial instruments at June 30, 2016 and December 31, 2015, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$55,438	$22,102	$33,336	$—	$55,438
Federal funds sold	5,500	—	5,500	—	5,500
Securities available-for-sale	876,538	—	860,892	15,646	876,538
Restricted stock	10,848	n/a	n/a	n/a	n/a
Loans, net	1,783,306	—	—	1,851,990	1,851,990
Accrued interest receivable	10,869	—	2,763	8,106	10,869
Deposits	(2,394,334)	—	(2,395,924)	—	(2,395,924)
Short-term borrowings	(62,247)	—	(62,247)	—	(62,247)
Federal Home Loan Bank advances	(10,828)	—	(10,935)	—	(10,935)
Accrued interest payable	(358)	—	(358)	—	(358)

	December 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,695	$19,715	$68,980	$—	$88,695
Federal funds sold	9,815	—	9,815	—	9,815
Securities available-for-sale	891,082	—	871,482	19,600	891,082
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,862	—	—	1,789,938	1,789,938
Accrued interest receivable	11,733	—	3,366	8,367	11,733
Deposits	(2,442,369)	—	(2,442,612)	—	(2,442,612)
Short-term borrowings	(33,831)	—	(33,831)	—	(33,831)
Federal Home Loan Bank advances	(12,677)	—	(12,971)	—	(12,971)
Accrued interest payable	(389)	—	(389)	—	(389)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2016	December 31, 2015
Federal Funds Purchased	$32,290	$850
Repurchase Agreements	29,957	32,981
	$62,247	$33,831

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$7,927	$150	$211	$21,669	$29,957

	December 31, 2015
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,420	$11,049	$10,794	$718	$32,981

6.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$470	$538	$14	$16	$941	$1,076	$27	$32
Interest cost	932	879	46	43	1,865	1,758	93	87
Expected return on plan assets	(857)	(863)	—	—	(1,715)	(1,726)	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	484	1,185	—	—	967	2,370	—	—
Net Periodic Benefit Cost	$1,029	$1,739	$60	$59	$2,058	$3,478	$120	$119

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $2.7 million and $1.1 million respectively to its Pension Plan and ESOP and $262 thousand to the Post Retirement Health Benefits Plan in 2016. Contributions of $1.2 million have been made to the Pension Plan thus far in 2016. Contributions of $99 thousand have been made through the first six months of 2016 for the Post Retirement Health Benefits plan. No contributions have been made in 2016 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2016 and 2015 there has been $826 thousand and $359 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

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
In June 2016 ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued and requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact the adoption of ASU 2016-13 will have on our consolidated financial statements

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at June 30, 2016 and December 31, 2015 totaled $6 million and $6.5 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2016 and 2015 are shown in the following table:

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$4,036	$1,467	$5,503
Discount accretion	—	—	—
Disposals	(124)	(11)	(135)
ASC 310-30 Loans, June 30,	$3,912	$1,456	$5,368

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(210)	(24)	(234)
ASC 310-30 Loans, June 30,	$3,912	$1,456	$5,368

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$4,701	$1,558	$6,259
Discount accretion	—	—	—
Disposals	(372)	(11)	(383)
ASC 310-30 Loans, June 30,	$4,329	$1,547	$5,876

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(474)	(24)	(498)
ASC 310-30 Loans, June 30,	$4,329	$1,547	$5,876

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $13.0 million. Settlement of the transaction has not been completed but the gain is not expected to be materially different. The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $554 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities.    The sale of the insurance operations eliminated the goodwill of $5.1 million from the original acquisition.

9.	Accumulated Other Comprehensive Income
The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015.

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$13,091	$(18,150)	$(5,059)
Change in other comprehensive income before reclassification	1,269	—	1,269
Amounts reclassified from accumulated other comprehensive income	(7)	304	297
Net Current period other comprehensive other income	1,262	304	1,566
Ending balance, June 30,	$14,353	$(17,846)	$(3,493)

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	5,308	—	5,308
Amounts reclassified from accumulated other comprehensive income	(8)	608	600
Net Current period other comprehensive other income	5,300	608	5,908
Ending balance, June 30,	$14,353	$(17,846)	$(3,493)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$15,040	$(22,343)	$(7,303)
Change in other comprehensive income before reclassification	(7,571)	—	(7,571)
Amounts reclassified from accumulated other comprehensive income	7	819	826
Net Current period other comprehensive other income	(7,564)	819	(6,745)
Ending balance, June 30,	$7,476	$(21,524)	$(14,048)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	(2,810)	—	(2,810)
Amounts reclassified from accumulated other comprehensive income	8	3,283	3,291
Net Current period other comprehensive other income	(2,802)	3,283	481
Ending balance, June 30,	$7,476	$(21,524)	$(14,048)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2016	Change	6/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$10,880	$2,240	$13,120
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,211	(978)	1,233
Total unrealized loss on securities available-for-sale	$13,091	$1,262	$14,353
Unrealized loss on retirement plans	(18,150)	304	(17,846)
TOTAL	$(5,059)	$1,566	$(3,493)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	6/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$7,037	$13,120
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(1,737)	1,233
Total unrealized loss on securities available-for-sale	$9,053	$5,300	$14,353
Unrealized loss on retirement plans	(18,454)	608	(17,846)
TOTAL	$(9,401)	$5,908	$(3,493)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2015	Change	6/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$11,448	$(7,019)	$4,429
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,592	(545)	3,047
Total unrealized loss on securities available-for-sale	$15,040	$(7,564)	$7,476
Unrealized loss on retirement plans	(22,343)	819	(21,524)
TOTAL	$(7,303)	$(6,745)	$(14,048)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2015	Change	6/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$(2,735)	$4,429
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	(67)	3,047
Total unrealized loss on securities available-for-sale	$10,278	$(2,802)	$7,476
Unrealized loss on retirement plans	(24,807)	3,283	(21,524)
TOTAL	$(14,529)	$481	$(14,048)

	Three Months Ended June 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$10	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$7	Net of tax

Amortization of	$507	(a) Salary and benefits
retirement plan items	(203)	Income tax expense
	$304	Net of tax
Total reclassifications for the period	$311	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$13	Net securities gains (losses)
on available-for-sale	(5)	Income tax expense
securities	$8	Net of tax

Amortization of	$1,014	(a) Salary and benefits
retirement plan items	(406)	Income tax expense
	$608	Net of tax
Total reclassifications for the period	$616	Net of tax

	Three Months Ended June 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$10	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$7	Net of tax

Amortization of	$1,365	(a) Salary and benefits
retirement plan items	(546)	Income tax expense
	$819	Net of tax
Total reclassifications for the period	$826	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$14	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$8	Net of tax

Amortization of	$5,472	(a) Salary and benefits
retirement plan items	(2,189)	Income tax expense
	$3,283	Net of tax
Total reclassifications for the period	$3,291	Net of tax

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

Summary of Operating Results

Net income for the three months ended June 30, 2016 was $8.2 million, compared to $6.9 million for the same period of 2015. Basic earnings per share increased to $0.68 for the second quarter of 2016 compared to $0.54 for same period of 2015. Return on Assets and Return on Equity were 1.12% and 8.04% respectively, for the three months ended June 30, 2016 compared to 0.93% and 6.80% for the three months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $21.9 million, compared to 14.7 million for the same period of 2015. Basic earnings per share increased to $1.76 for the first six months of 2016 compared to $1.14 for same period of 2015. Return on Assets and Return on Equity were 1.48% and 10.67% respectively, for the six months ended June 30, 2016 compared to 0.98% and 7.26% for the three months ended June 30, 2015.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $162 thousand in the three months ended June 30, 2016 to $26.1 million from $25.9 million in the same period in 2015. The net interest margin for the three months ended June 30, 2016 is 4.04% compared to 3.99% for the same period of 2015, a 1.25% increase, driven by a greater increase in the income realized on earning assets than the change in costs of funding. Net interest income increased $297 thousand in the six months ended June 30, 2016 to 52.2 million from 51.9 million in the same period in 2015. The net interest margin for the six months ended June 30, 2016 is 4.05% compared to 4.00% for the same period of 2015.

Non-Interest Income

     Non-interest income for the three months ended June 30, 2016 was $8.2 million compared to $9.8 million for the same period of 2015. Reduced insurance commission income of $1.9 million resulting from the sale of assets and liabilities of the insurance brokerage operation in the first quarter of 2016 is the main component of this decrease. Service charges on deposit accounts increased by $136 thousand and other service fees increased by $94 thousand. Non-interest income for the six months ended June 30, 2016 was 30.6 million compared to 19.8 million for the same period of 2015. Gain on the sale of assets and liabilities of the insurance brokerage operation of $13.0 million was the main component of this increase.

Non-Interest Expenses

     The Corporation’s non-interest expense for the quarter ended June 30, 2016 decreased by $2.6 million to $22.8 million compared to the same period in 2015. Salaries and employee benefits decreased $1.9 million. Much of the decrease related to reduced pension cost. The pension plan was frozen for the majority of employees as of December 31, 2012. Additional savings were realized with lower health insurance costs. The Corporation’s non-interest expense for the six months ended June 30, 2016 decreased by $3.2 million to 46.1 million compared to the same period in 2015.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $715 thousand to $435 thousand for second quarter of 2016 compared to $1.1 million for the same period of 2015. Net charge offs for the second quarter of 2016 were $857 thousand compared to $640 thousand for the same period of 2015. The provision for loan losses decreased $1.3 million to $1.3 million for second quarter of 2016 compared to $2.6 million for the same period of 2015. Net charge offs for the first six months of 2016 were $1.7 million compared to $1.6 million for the same period of 2015. Reduced non-performing loans and specific allocations of the allowance for loan losses to classified loans at June 30, 2016 has reduced the need for the level of the allowance for loan losses thus reducing the amount of provision for loan losses relative to the same period of the previous year.

Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate to cover probable incurred losses.

Income Tax Expense

The Corporation’s effective income tax rate for the first quarter of 2016 increased dramatically due to the sale of certain assets and liabilities of the Forrest Sherer insurance operation which eliminated the goodwill of $5.1 million from the original acquisition. That goodwill was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense. The effective income tax rate for the second quarter of 2016 was 60 basis points higher that the same quarter of 2015.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $24.7 million at June 30, 2016 compared to $25.5 million at December 31, 2015. Nonperforming loans decreased 23.5% to $24.7 million as of June 30, 2016 versus $32.3 million as of June 30, 2015. A summary of non-performing loans at June 30, 2016 and December 31, 2015 follows:

	(000's)
	June 30, 2016	December 31, 2015
Non-accrual loans	$14,526	$14,634
Accruing restructured loans	4,083	4,851
Nonaccrual restructured loans	5,072	5,009
Accruing loans past due over 90 days	1,044	964
	$24,725	$25,458
Ratio of the allowance for loan losses
as a percentage of non-performing loans	78.9%	78.3%
The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2016	December 31, 2015
Non-accrual loans
Commercial loans	$7,745	$8,146
Residential loans	5,854	5,481
Consumer loans	927	1,007
	$14,526	$14,634
Past due 90 days or more
Commercial loans	$45	$—
Residential loans	874	820
Consumer loans	125	144
	$1,044	$964

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2016. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.36% over the next 12 months and increase 7.43% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.60% over the next 12 months and decrease 2.08% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.91%	-3.42%	-5.65%
Down 100	-0.60	-2.08	-3.39
Up 100	3.36	7.43	11.99
Up 200	3.23	10.59	19.54
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $5.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $154.4 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $30.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2016 to the same period in 2015, loans, net of deferred loan costs, have increased $19.0 million to $1.8 billion. Deposits remained stable at $2.4 billion at June 30, 2016 compared to $2.4 billion at June 30, 2015. Shareholders' equity increased 3.6% or $14.2 million. This financial performance increased book value per share 6.9% to $33.89 at June 30, 2016 from $31.09 at June 30, 2015. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	June 30, 2016	December 31, 2015	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.46%	17.69%	N/A
First Financial Bank	16.79%	17.23%	6.50%
Total risk-based capital
Corporation	18.36%	18.62%	N/A
First Financial Bank	17.57%	18.05%	10.00%
Tier I risk-based capital
Corporation	17.46%	17.69%	N/A
First Financial Bank	16.79%	17.23%	8.00%
Tier I leverage capital
Corporation	13.08%	12.92%	N/A
First Financial Bank	12.42%	12.50%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2016 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2016	23,084	34.33	23,084	128,416
May 1-31, 2016	8,511	35.18	8,511	119,905
June 1-30, 2016	40,579	35.7	40,579	79,326
Total	72,174	35.20	72,174	79,326

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2015, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on June 24, 2015.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
10.13*	Employment Agreement for Norman D. Lowery, dated December 28, 2015, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 29, 2015
10.14*	Employment Agreement for Rodger A. McHargue, dated December 28, 2015, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed December 29, 2015.
10.15*	Employment Agreement for Steven H. Holliday, dated December 28, 2015, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed December 29, 2015.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 28, 2015, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed December 29, 2015
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 by Principal Executive Officer, dated August 3, 2016.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 by Principal Financial Officer, dated August 3, 2016.
32.1
Certification, dated August 3, 2016, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2016.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2016, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 3, 2016	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 3, 2016	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)