Form 10-Q
period 2016-09-30
FIRST FINANCIAL CORP /IN/
filed 2016-11-04
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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
Yes ☐ No ☒.

As of November 1, 2016, the registrant had outstanding 12,185,737 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$67,396	$88,695
Federal funds sold	44,505	9,815
Securities available-for-sale	866,701	891,082
Loans:
Commercial	1,083,129	1,043,980
Residential	430,346	444,447
Consumer	304,840	272,896
	1,818,315	1,761,323
(Less) plus:
Net deferred loan costs	3,210	2,485
Allowance for loan losses	(19,074)	(19,946)
	1,802,451	1,743,862
Restricted stock	10,848	10,838
Accrued interest receivable	12,846	11,733
Premises and equipment, net	49,688	50,531
Bank-owned life insurance	83,377	82,323
Goodwill	34,355	39,489
Other intangible assets	2,253	3,178
Other real estate owned	2,772	3,466
Other assets	42,131	44,573
TOTAL ASSETS	$3,019,323	$2,979,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$557,185	$563,302
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	44,778	46,753
Other interest-bearing deposits	1,877,278	1,832,314
	2,479,241	2,442,369
Short-term borrowings	31,370	33,831
FHLB advances	10,132	12,677
Other liabilities	76,206	80,392
TOTAL LIABILITIES	2,596,949	2,569,269

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,578,758 in 2016 and 14,557,815 in 2015
Outstanding shares-12,185,737 in 2016 and 12,740,018 in 2015	1,819	1,817
Additional paid-in capital	73,907	73,396
Retained earnings	419,585	395,633
Accumulated other comprehensive loss	(2,412)	(9,401)
Less: Treasury shares at cost-2,393,021 in 2016 and 1,817,797 in 2015	(70,525)	(51,129)
TOTAL SHAREHOLDERS’ EQUITY	422,374	410,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,019,323	$2,979,585
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,753	$21,478	$64,208	$63,048
Securities:
Taxable	3,506	3,918	11,031	11,970
Tax-exempt	1,826	1,806	5,466	5,375
Other	365	401	1,096	1,265
TOTAL INTEREST INCOME	27,450	27,603	81,801	81,658
INTEREST EXPENSE:
Deposits	1,016	963	3,033	2,980
Short-term borrowings	51	22	100	54
Other borrowings	32	42	101	129
TOTAL INTEREST EXPENSE	1,099	1,027	3,234	3,163
NET INTEREST INCOME	26,351	26,576	78,567	78,495
Provision for loan losses	1,091	1,050	2,361	3,650
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,260	25,526	76,206	74,845
NON-INTEREST INCOME:
Trust and financial services	1,270	1,382	3,896	4,127
Service charges and fees on deposit accounts	2,765	2,688	7,870	7,557
Other service charges and fees	3,062	3,080	9,211	8,918
Securities gains/(losses), net	13	9	26	23
Insurance commissions	35	1,693	2,340	5,202
Gain (loss) on sale of certain assets and liabilities of insurance brokerage operation	(199)	—	12,822	—
Gain on sales of mortgage loans	522	611	1,407	1,512
Other	455	488	931	2,451
TOTAL NON-INTEREST INCOME	7,923	9,951	38,503	29,790
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,883	14,963	39,620	45,105
Occupancy expense	1,785	1,756	5,238	5,322
Equipment expense	1,878	1,736	5,523	5,210
FDIC Expense	356	468	1,210	1,348
Other	5,104	5,229	16,522	16,470
TOTAL NON-INTEREST EXPENSE	22,006	24,152	68,113	73,455
INCOME BEFORE INCOME TAXES	11,177	11,325	46,596	31,180
Provision for income taxes	3,015	2,927	16,527	8,098
NET INCOME	8,162	8,398	30,069	23,082
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	777	4,471	6,077	1,669
Change in funded status of post retirement benefits, net of taxes	304	819	912	4,102
COMPREHENSIVE INCOME	$9,243	$13,688	$37,058	$28,853
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.67	$0.65	$2.43	$1.79
Weighted average number of shares outstanding (in thousands)	12,186	12,773	12,356	12,874
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2016, and 2015
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2015	$1,816	$72,746	$386,363	$(14,048)	$(47,819)	$399,058
Net income	—	—	8,398	—	—	8,398
Other comprehensive income	—	—	—	5,290	—	5,290
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (130,247 shares)	—	—	$—	$—	(4,326)	(4,326)
Cash dividends	—	—	—	$—	—	—
Balance, September 30, 2015	$1,817	$72,916	$394,761	$(8,758)	$(52,145)	$408,591

Balance, July 1, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224
Net income	—	—	8,162	—	—	8,162
Other comprehensive income	—	—	—	1,081	—	1,081
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (7,444 shares)	—	—	—	—	(264)	(264)
Cash dividends	—	—	—	—	—	—
Balance, September 30, 2016	$1,819	$73,907	$419,585	$(2,412)	$(70,525)	$422,374
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2016, and 2015
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	23,082	—	—	23,082
Other comprehensive income	—	—	—	5,771	—	5,771
Omnibus Equity Incentive Plan	2	511	—	—	—	513
Treasury shares purchased (257,989 shares)	—	—	—	—	(8,698)	(8,698)
Cash dividends, $.49 per share	—	—	(6,291)	—	—	(6,291)
Balance, September 30, 2015	$1,817	$72,916	$394,761	$(8,758)	$(52,145)	$408,591

Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	30,069	—	—	30,069
Other comprehensive income	—	—	—	6,989	—	6,989
Omnibus Equity Incentive Plan	2	511	—	—	—	513
Treasury shares purchased (575,224 shares)	—	—	—	—	(19,396)	(19,396)
Cash dividends, $.50 per share	—	—	(6,117)	—	—	(6,117)
Balance, September 30, 2016	$1,819	$73,907	$419,585	$(2,412)	$(70,525)	$422,374
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,069	$23,082
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,724	2,209
Provision for loan losses	2,361	3,650
Securities (gains) losses	(26)	(23)
(Gain) loss on sale of other real estate	89	76
Gain on sale of certain assets and liabilities of insurance brokerage operation	(12,822)	—
Restricted stock compensation	513	513
Depreciation and amortization	3,685	4,159
Other, net	820	(18)
NET CASH FROM OPERATING ACTIVITIES	27,413	33,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	3,465
Calls, maturities and principal reductions on securities available-for-sale	114,941	110,221
Purchases of securities available-for-sale	(83,544)	(101,766)
Loans made to customers, net of repayment	(61,262)	11,378
Redemption of restricted stock	—	5,576
Purchase of restricted stock	(10)	(10)
Purchase of customer list	—	(103)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	16,895	—
Proceeds from sales of other real estate owned	1,031	1,412
Net change in federal funds sold	(34,690)	8,000
Additions to premises and equipment	(2,358)	(2,562)
NET CASH FROM INVESTING ACTIVITIES	(48,997)	35,611
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	36,823	(38,662)
Net change in short-term borrowings	(2,461)	(24,679)
Maturities of other borrowings	(6,672)	(30,212)
Proceeds from other borrowings	4,350	30,800
Purchase of treasury stock	(19,396)	(8,698)
Dividends paid	(12,359)	(12,632)
NET CASH FROM FINANCING ACTIVITIES	285	(84,083)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,299)	(14,824)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	88,695	78,102
CASH AND DUE FROM BANKS, END OF PERIOD	$67,396	$63,278
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2016 and 2015 consolidated financial statements are unaudited. The December 31, 2015 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2015 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,244	$1,595	$5,258	$2,407	$19,504
Provision for loan losses	571	40	1,275	(795)	1,091
Loans charged -off	(1,029)	(211)	(1,484)	—	(2,724)
Recoveries	479	154	570	—	1,203
Ending Balance	$10,265	$1,578	$5,619	$1,612	$19,074

Allowance for Loan Losses:	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,931	$1,760	$4,678	$2,492	$19,861
Provision for loan losses	1,338	158	1,052	(1,498)	1,050
Loans charged -off	(1,874)	(220)	(1,201)	—	(3,295)
Recoveries	1,694	196	419	—	2,309
Ending Balance	$12,089	$1,894	$4,948	$994	$19,925

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30.

Allowance for Loan Losses:	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(520)	143	2,811	(73)	2,361
Loans charged -off	(1,851)	(682)	(3,673)	—	(6,206)
Recoveries	1,154	283	1,536	—	2,973
Ending Balance	$10,265	$1,578	$5,619	$1,612	$19,074

Allowance for Loan Losses:	September 30, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	1,505	811	2,520	(1,186)	3,650
Loans charged -off	(2,482)	(626)	(3,489)	—	(6,597)
Recoveries	2,151	335	1,547	—	4,033
Ending Balance	$12,089	$1,894	$4,948	$994	$19,925

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2016 and December 31, 2015.

Allowance for Loan Losses	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$748	$109	$—	$—	$857
Collectively evaluated for impairment	9,369	1,469	5,619	1,612	18,069
Acquired with deteriorated credit quality	148	—	—	—	148
Ending Balance	$10,265	$1,578	$5,619	$1,612	$19,074

Loans:	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$10,073	$571	$—	$10,644
Collectively evaluated for impairment	1,076,103	429,413	306,065	1,811,581
Acquired with deteriorated credit quality	3,760	1,489	—	5,249
Ending Balance	$1,089,936	$431,473	$306,065	$1,827,474

Allowance for Loan Losses:	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	953	206	—	—	1,159
Collectively evaluated for impairment	10,342	1,628	4,945	1,685	18,600
Acquired with deteriorated credit quality	187	—	—	—	187
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

Loans	December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,823	902	—	9,725
Collectively evaluated for impairment	1,037,086	443,224	274,134	1,754,444
Acquired with deteriorated credit quality	4,092	1,529	—	5,621
Ending Balance	$1,050,001	$445,655	$274,134	$1,769,790

The following tables present loans individually evaluated for impairment by class of loans.

			September 30, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,202	$1,202	$—	$931	$—	$—
Farmland	1,560	1,561	—	757	—	—
Non Farm, Non Residential	3,415	3,043	—	3,121	—	—
Agriculture	635	635	—	318	—	—
All Other Commercial	1,395	1,395	—	1,504	—	—
Residential
First Liens	26	26	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	966	966	226	890	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	701	701	193	1,105	—	—
Agriculture	635	571	329	143	—	—
All Other Commercial	—	—	—	56	—	—
Residential
First Liens	544	544	109	677	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$11,079	$10,644	$857	$9,530	$—	$—

			December 31, 2015
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,516	$1,223	$—	$1,796	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,202	3,202	—	2,080	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,760	1,760	—	1,175	—	—
Residential
First Liens	29	29	—	18	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	998	998	212	3,463	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,415	1,415	741	3,682	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	225	225	—	483	—	—
Residential
First Liens	873	873	206	460	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,018	$9,725	$1,159	$13,157	$—	$—

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:

Commercial & Industrial	$719	$—	$—	$931	$—	$—
Farmland	1,513	—	—	757	—	—
Non Farm, Non Residential	3,064	—	—	3,121	—	—
Agriculture	635	—	—	318	—	—
All Other Commercial	1,410	—	—	1,504	—	—
Residential
First Liens	27	—	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	980	—	—	890	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	915	—	—	1,105	—	—
Agriculture	286	—	—	143	—	—
All Other Commercial	—	—	—	56	—	—
Residential
First Liens	576	—	—	677	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,125	$—	$—	$9,530	$—	$—

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$3,290	$—	$—	$1,939	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,599	—	—	1,800	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,785	—	—	1,029	—	—
Residential
First Liens	31	—	—	15	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,714	—	—	4,080	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,929	—	—	4,248	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	393	—	—	548	—	—
Residential
First Liens	565	—	—	357	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$13,306	$—	$—	$14,016	$—	$—

The tables below presents the recorded investment in non-performing loans.

	September 30, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$4	$393	$3,008
Farmland	—	—	—	1,638
Non Farm, Non Residential	—	54	2,985	1,376
Agriculture	—	—	—	1,755
All Other Commercial	—	—	—	1,514
Residential
First Liens	814	3,632	1,180	5,470
Home Equity	38	—	—	286
Junior Liens	107	—	—	192
Multifamily	—	—	—	—
All Other Residential	—	—	—	98
Consumer
Motor Vehicle	253	70	—	203
All Other Consumer	—	133	497	747
TOTAL	$1,212	$3,893	$5,055	$16,287

	December 31, 2015
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$5	$422	$3,187
Farmland	—	—	—	219
Non Farm, Non Residential	—	6	3,152	2,545
Agriculture	—	—	—	378
All Other Commercial	—	—	—	1,817
Residential
First Liens	809	4,577	1,034	4,839
Home Equity	10	—	—	320
Junior Liens	45	—	—	211
Multifamily	—	—	—	—
All Other Residential	—	—	—	111
Consumer
Motor Vehicle	148	—	2	213
All Other Consumer	4	—	400	794
TOTAL	$1,016	$4,588	$5,010	$14,634

There were $216 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at September 30, 2016 and there were $37 thousand at December 31, 2015. There were $239 thousand of covered loans included in non-accrual loans at September 30, 2016 and there were $242 thousand at December 31, 2015. There were no covered loans at September 30, 2016 or December 31, 2015 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$456	$111	$1,203	$1,770	$468,398	$470,168
Farmland	23	—	45	68	111,938	112,006
Non Farm, Non Residential	—	5	190	195	197,119	197,314
Agriculture	78	1,031	218	1,327	144,571	145,898
All Other Commercial	109	—	30	139	164,411	164,550
Residential
First Liens	601	1,109	1,976	3,686	274,734	278,420
Home Equity	133	24	119	276	36,427	36,703
Junior Liens	253	54	262	569	35,287	35,856
Multifamily	—	—	—	—	70,517	70,517
All Other Residential	—	—	—	—	9,977	9,977
Consumer
Motor Vehicle	3,315	554	295	4,164	277,488	281,652
All Other Consumer	77	12	6	95	24,318	24,413
TOTAL	$5,045	$2,900	$4,344	$12,289	$1,815,185	$1,827,474

	December 31, 2015
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$326	$274	$1,405	$2,005	$476,984	$478,989
Farmland	135	—	—	135	106,725	106,860
Non Farm, Non Residential	1,824	90	310	2,224	206,844	209,068
Agriculture	65	38	324	427	143,116	143,543
All Other Commercial	25	32	—	57	111,484	111,541
Residential
First Liens	4,960	1,181	1,671	7,812	285,913	293,725
Home Equity	85	23	114	222	37,502	37,724
Junior Liens	179	29	177	385	32,876	33,261
Multifamily	—	—	—	—	70,735	70,735
All Other Residential	15	—	—	15	10,195	10,210
Consumer
Motor Vehicle	3,212	568	181	3,961	247,882	251,843
All Other Consumer	38	10	5	53	22,238	22,291
TOTAL	$10,864	$2,245	$4,187	$17,296	$1,752,494	$1,769,790

During the three and nine months ended September 30, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$3,453	$5,033	$669	$9,155
Added	—	—	109	109
Charged Off	—	—	(13)	(13)
Payments	(71)	(239)	(55)	(365)
September 30,	$3,382	$4,794	$710	$8,886

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,584	5,593	683	9,860
Added	—	123	259	382
Charged Off	—	(181)	(39)	(220)
Payments	(202)	(741)	(193)	(1,136)
September 30,	3,382	4,794	710	8,886

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	8,705	5,589	657	14,951
Added	—	16	50	66
Charged Off	—	—	(4)	(4)
Payments	(5,081)	(63)	(41)	(5,185)
September 30,	3,624	5,542	662	9,828

		2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	8,955	5,189	614	14,758
Added	—	668	239	907
Charged Off	—	(62)	(44)	(106)
Payments	(5,331)	(253)	(147)	(5,731)
September 30,	3,624	5,542	662	9,828

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2016 or 2015 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at September 30, 2016 and $36 thousand allocated at September 30, 2015. The Corporation has not committed to lend additional amounts as of September 30, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three and nine months ended September 30, 2016 and 2015 were not of any restructurings that had taken place in the previous 12 months. The impact on the provision for new troubled debt restructurings was immaterial.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. Beginning in July 2016, the Company’s loan rating process no longer includes all loans in a loan relationship. Therefore, certain first lien mortgage loans and consumer loans that were previously rated in a loan relationship have been included in the not rated category as of September 30, 2016. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$419,984	$17,988	$23,935	$450	$6,481	$468,838
Farmland	91,237	12,274	6,138	—	233	109,882
Non Farm, Non Residential	172,972	6,523	17,350	—	—	196,845
Agriculture	117,386	13,587	12,526	24	319	143,842
All Other Commercial	150,953	661	10,367	76	1,665	163,722
Residential
First Liens	43,308	1,280	5,746	23	227,234	277,591
Home Equity	357	—	183	—	36,108	36,648
Junior Liens	1,888	86	432	26	33,342	35,774
Multifamily	68,051	2,117	15	—	198	70,381
All Other Residential	—	—	22	—	9,930	9,952
Consumer
Motor Vehicle	—	—	344	—	280,188	280,532
All Other Consumer	—	—	25	—	24,283	24,308
TOTAL	$1,066,136	$54,516	$77,083	$599	$619,981	$1,818,315

	December 31, 2015
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,880	$20,422	$32,778	$757	$5,638	$477,475
Farmland	93,418	6,387	5,208	—	16	105,029
Non Farm, Non Residential	180,659	8,114	19,857	—	—	208,630
Agriculture	121,244	11,964	8,419	27	170	141,824
All Other Commercial	95,850	2,649	10,887	101	1,535	111,022
Residential
First Liens	96,146	4,594	8,598	699	182,791	292,828
Home Equity	11,701	387	669	10	24,895	37,662
Junior Liens	7,493	86	505	58	25,033	33,175
Multifamily	68,972	1,602	—	—	23	70,597
All Other Residential	886	—	24	—	9,275	10,185
Consumer
Motor Vehicle	10,287	356	534	—	239,543	250,720
All Other Consumer	2,930	77	125	14	19,030	22,176
TOTAL	$1,107,466	$56,638	$87,604	$1,666	$507,949	$1,761,323

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$14,113	$286	$—	$14,399
Mortgage Backed Securities - residential	225,952	7,465	(12)	233,405
Mortgage Backed Securities - commercial	5	—	—	5
Collateralized mortgage obligations	378,404	5,152	(694)	382,862
State and municipal obligations	214,927	9,663	(71)	224,519
Collateralized debt obligations	9,299	4,092	(1,880)	11,511
TOTAL	$842,700	$26,658	$(2,657)	$866,701

	December 31, 2015
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$10,670	$46	$(23)	$10,693
Mortgage Backed Securities-residential	208,705	5,089	(630)	213,164
Mortgage Backed Securities-commercial	9	—	—	9
Collateralized mortgage obligations	441,500	2,141	(6,007)	437,634
State and municipal obligations	206,291	8,475	(59)	214,707
Collateralized debt obligations	9,621	5,254	—	14,875
TOTAL	$876,796	$21,005	$(6,719)	$891,082

Contractual maturities of debt securities at September 30, 2016 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$5,805	$5,843
Due after one but within five years	53,736	55,141
Due after five but within ten years	89,114	94,355
Due after ten years	89,684	95,090
	238,339	250,429
Mortgage-backed securities and collateralized mortgage obligations	604,361	616,272
TOTAL	$842,700	$866,701

There were $13 thousand and $26 thousand in gross gains and no losses from investment sales and calls realized by the Corporation for the three and nine months ended September 30, 2016. For the three months and nine months ended September 30, 2015 there were $9 thousand and $23 thousand in gross gains and no losses on sales and calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage Backed Securities - Residential	$9,803	$(11)	$154	$(1)	$9,957	$(12)
Collateralized mortgage obligations	11,433	(41)	80,890	(653)	92,323	(694)
State and municipal obligations	7,987	(71)	—	—	7,987	(71)
Collateralized Debt Obligations	6,999	(1,880)	—	—	6,999	(1,880)
Total temporarily impaired securities	$36,222	$(2,003)	$81,044	$(654)	$117,266	$(2,657)

	December 31, 2015
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,455	$(23)	$—	$—	$9,455	$(23)
Mortgage Backed Securities - Residential	$69,940	$(428)	$11,766	$(202)	$81,706	$(630)
Collateralized mortgage obligations	151,484	(1,535)	139,435	(4,472)	290,919	(6,007)
State and municipal obligations	3,547	(16)	3,045	(43)	6,592	(59)
Total temporarily impaired securities	$234,426	$(2,002)	$154,246	$(4,717)	$388,672	$(6,719)

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
Gross unrealized losses on investment securities were $2.7 million as of September 30, 2016 and $6.7 million as of December 31, 2015. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.
There are three collateralized debt obligations securities with previously recorded OTTI but there is no additional OTTI recognized in 2016 or 2015.
Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 38.75 to 46.66 while Moody Investor Service pricing ranges from 13.25 to 41.62, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
Beginning balance	$13,974	$13,995	$13,995	$14,050
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected		—	(21)	(55)
Amounts realized for securities sold during the period	—	—	—	—
Ending balance	$13,974	$13,995	$13,974	$13,995

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$14,399	$—	$14,399
Mortgage Backed Securities-residential	—	233,405	—	233,405
Mortgage Backed Securities-commercial	—	5	—	5
Collateralized mortgage obligations	—	382,862	—	382,862
State and municipal	—	220,309	4,210	224,519
Collateralized debt obligations	—	—	11,511	11,511
TOTAL	$—	$850,980	$15,721	$866,701
Derivative Assets		1,750
Derivative Liabilities		(1,750)

	December 31, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$10,693	$—	$10,693
Mortgage Backed Securities-residential	—	213,164	—	213,164
Mortgage Backed Securities-commercial	—	9	—	9
Collateralized mortgage obligations	—	437,634	—	437,634
State and municipal	—	209,982	4,725	214,707
Collateralized debt obligations	—	—	14,875	14,875
TOTAL	$—	$871,482	$19,600	$891,082
Derivative Assets		1,176
Derivative Liabilities		(1,176)

There were no transfers between levels of securities during 2016 and 2015.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$4,210	$11,436	$15,646
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	99	99
Transfers	—	—	—
Settlements	—	(24)	(24)
Ending balance, September 30	$4,210	$11,511	$15,721

	Nine Months Ended September 30, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(3,109)	(3,109)
Transfers	—	—	—
Settlements	(515)	(255)	(770)
Ending balance, September 30	$4,210	$11,511	$15,721

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(268)	(268)
Purchases	—	—	—
Settlements	(1,175)	(160)	(1,335)
Ending balance, December 31	$4,725	$14,875	$19,600

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2016.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,772	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,925	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2015.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$3,466	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	2,352	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.9 million, after a valuation allowance of $0.9 million at September 30, 2016 and at a fair value of $2.4 million, net of a valuation allowance of $1.2 million at December 31, 2015. The impact to the provision for loan losses for the three and nine months ended September 30, 2016 and for the 12 months ended December 31, 2015 was a $17 thousand decrease and a $452 thousand decrease for 2016 and a $271 thousand decrease for 2015, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2016 with a value of $2.8 million was reduced $1.0 million for fair value adjustment. At September 30, 2016 other real estate owned was comprised of $2.5 million from commercial loans and $272 thousand from residential loans. Other real estate owned at December 31, 2015 with a value of $3.5 million was reduced $743 thousand for fair value adjustment. At December 31, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $655 thousand from residential loans.

Fair value of impaired loans is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of September 30, 2016 and December 31, 2015, which are all considered Level 3.

	September 30, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$966	$226	$740
Farmland	—	—	—
Non Farm, Non Residential	701	193	508
Agriculture	571	329	242
All Other Commercial	—	—	—
Residential
First Liens	544	109	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,782	$857	$1,925

	December 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$998	$212	$786
Farmland	—	—	—
Non Farm, Non Residential	1,415	741	674
Agriculture	—	—	—
All Other Commercial	225	—	225
Residential
First Liens	873	206	667
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$3,511	$1,159	$2,352

The carrying amounts and estimated fair value of financial instruments at September 30, 2016 and December 31, 2015, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$67,396	$19,833	$47,563	$—	$67,396
Federal funds sold	44,505	—	44,505	—	44,505
Securities available-for-sale	866,701	—	850,980	15,721	866,701
Restricted stock	10,848	n/a	n/a	n/a	n/a
Loans, net	1,802,451	—	—	1,865,027	1,865,027
Accrued interest receivable	12,846	—	3,787	9,059	12,846
Deposits	(2,479,241)	—	(2,480,499)	—	(2,480,499)
Short-term borrowings	(31,370)	—	(31,370)	—	(31,370)
Federal Home Loan Bank advances	(10,132)	—	(10,136)	—	(10,136)
Accrued interest payable	(378)	—	(378)	—	(378)

	December 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,695	$19,715	$68,980	$—	$88,695
Federal funds sold	9,815	—	9,815	—	9,815
Securities available-for-sale	891,082	—	871,482	19,600	891,082
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,862	—	—	1,789,938	1,789,938
Accrued interest receivable	11,733	—	3,366	8,367	11,733
Deposits	(2,442,369)	—	(2,442,612)	—	(2,442,612)
Short-term borrowings	(33,831)	—	(33,831)	—	(33,831)
Federal Home Loan Bank advances	(12,677)	—	(12,971)	—	(12,971)
Accrued interest payable	(389)	—	(389)	—	(389)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2016	December 31, 2015
Federal Funds Purchased	$850	$850
Repurchase Agreements	30,520	32,981
	$31,370	$33,831

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,750	$—	$—	$19,770	$30,520

	December 31, 2015
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,420	$11,049	$10,794	$718	$32,981

6.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$470	$538	$14	$16	$1,411	$1,615	$41	$47
Interest cost	932	879	46	43	2,797	2,637	139	130
Expected return on plan assets	(857)	(863)	—	—	(2,572)	(2,589)	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net amortization of prior service cost	—	—	—	—	1	1	—	—
Net amortization of net (gain) loss	484	1,185	—	—	1,451	3,555	—	—
Net Periodic Benefit Cost	$1,029	$1,739	$60	$59	$3,088	$5,219	$180	$177

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $2.7 million and $1.1 million respectively to its Pension Plan and ESOP and $262 thousand to the Post Retirement Health Benefits Plan in 2016. Contributions of $2.1 million have been made to the Pension Plan thus far in 2016. Contributions of $151 thousand have been made through the first nine months of 2016 for the Post Retirement Health Benefits plan. No contributions have been made in 2016 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2016 and 2015 there has been $1.2 million and $1.1 million of expense accrued for potential contributions to these alternative retirement benefit options.

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
In June 2016 ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued and requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact the adoption of ASU 2016-13 will have on our consolidated financial statements

In August of 2016 ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") was issued and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Corporation is assessing ASU 2016-15 but does not expect a significant impact on its accounting and disclosures.

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.5 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at September 30, 2016 and December 31, 2015 totaled $5.7 million and $6.5 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at September 30, 2016 and 2015 are shown in the following table:

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$3,912	$1,456	$5,368
Discount accretion	—	—	—
Disposals	(125)	(13)	(138)
ASC 310-30 Loans, September 30,	$3,787	$1,443	$5,230

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(335)	(37)	(372)
ASC 310-30 Loans, September 30,	$3,787	$1,443	$5,230

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$4,329	$1,547	$5,876
Discount accretion	—	—	—
Disposals	(105)	(9)	(114)
ASC 310-30 Loans, September 30,	$4,224	$1,538	$5,762

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(579)	(33)	(612)
ASC 310-30 Loans, September 30,	$4,224	$1,538	$5,762

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $12.8 million. Settlement of the transaction has been completed and the original gain was reduced by $199 thousand during the third quarter of 2016. The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $554 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities. The sale of the insurance operations eliminated the goodwill of $5.1 million from the original acquisition.

9.	Accumulated Other Comprehensive Income
The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$14,353	$(17,846)	$(3,493)
Change in other comprehensive income before reclassification	786	—	786
Amounts reclassified from accumulated other comprehensive income	(9)	304	295
Net Current period other comprehensive other income	777	304	1,081
Ending balance, September 30,	$15,130	$(17,542)	$(2,412)

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	6,094	—	6,094
Amounts reclassified from accumulated other comprehensive income	(17)	912	895
Net Current period other comprehensive other income	6,077	912	6,989
Ending balance, September 30,	$15,130	$(17,542)	$(2,412)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$7,476	$(21,524)	$(14,048)
Change in other comprehensive income before reclassification	4,464	—	4,464
Amounts reclassified from accumulated other comprehensive income	7	819	826
Net Current period other comprehensive other income	4,471	819	5,290
Ending balance, September 30,	$11,947	$(20,705)	$(8,758)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	1,654	—	1,654
Amounts reclassified from accumulated other comprehensive income	15	4,102	4,117
Net Current period other comprehensive other income	1,669	4,102	5,771
Ending balance, September 30,	$11,947	$(20,705)	$(8,758)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2016	Change	9/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$13,120	$663	$13,783
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,233	114	1,347
Total unrealized loss on securities available-for-sale	$14,353	$777	$15,130
Unrealized loss on retirement plans	(17,846)	304	(17,542)
TOTAL	$(3,493)	$1,081	$(2,412)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	9/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$7,700	$13,783
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(1,623)	1,347
Total unrealized loss on securities available-for-sale	$9,053	$6,077	$15,130
Unrealized loss on retirement plans	(18,454)	912	(17,542)
TOTAL	$(9,401)	$6,989	$(2,412)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2015	Change	9/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$4,429	$4,231	$8,660
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,047	240	3,287
Total unrealized loss on securities available-for-sale	$7,476	$4,471	$11,947
Unrealized loss on retirement plans	(21,524)	819	(20,705)
TOTAL	$(14,048)	$5,290	$(8,758)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2015	Change	9/30/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$1,496	$8,660
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	173	3,287
Total unrealized loss on securities available-for-sale	$10,278	$1,669	$11,947
Unrealized loss on retirement plans	(24,807)	4,102	(20,705)
TOTAL	$(14,529)	$5,771	$(8,758)

	Three Months Ended September 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$13	Securities gains/(losses), net
on available-for-sale	(4)	Provision for income taxes
securities	$9	Net of tax

Amortization of	$507	(a) Salaries and employee benefits
retirement plan items	(203)	Provision for income taxes
	$304	Net of tax
Total reclassifications for the period	$313	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$26	Securities gains/(losses), net
on available-for-sale	(9)	Provision for income taxes
securities	$17	Net of tax

Amortization of	$1,521	(a) Salaries and employee benefits
retirement plan items	(609)	Provision for income taxes
	$912	Net of tax
Total reclassifications for the period	$929	Net of tax

	Three Months Ended September 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$9	Securities gains/(losses), net
on available-for-sale	(2)	Provision for income taxes
securities	$7	Net of tax

Amortization of	$1,365	(a) Salaries and employee benefits
retirement plan items	(546)	Provision for income taxes
	$819	Net of tax
Total reclassifications for the period	$826	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$23	Securities gains/(losses), net
on available-for-sale	(8)	Provision for income taxes
securities	$15	Net of tax

Amortization of	$6,837	(a) Salaries and employee benefits
retirement plan items	(2,735)	Provision for income taxes
	$4,102	Net of tax
Total reclassifications for the period	$4,117	Net of tax

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

Summary of Operating Results

Net income for the three months ended September 30, 2016 was $8.2 million, compared to $8.4 million for the same period of 2015. Basic earnings per share increased to $0.67 for the third quarter of 2016 compared to $0.65 for same period of 2015. Return on Assets and Return on Equity were 1.10% and 7.23% respectively, for the three months ended September 30, 2016 compared to 1.14% and 8.36% for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $30.1 million, compared to $23.1 million for the same period of 2015. Basic earnings per share increased to $2.43 for the first nine months of 2016 compared to $1.79 for same period of 2015. Return on Assets and Return on Equity were 1.35% and 9.56% respectively, for the nine months ended September 30, 2016 compared to 1.03% and 7.61% for the nine months ended September 30, 2015.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

  The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $225 thousand in the three months ended September 30, 2016 to $26.4 million from $26.6 million in the same period in 2015. The net interest margin for the three months ended September 30, 2016 is 4.05% compared to 4.12% for the same period of 2015, a 0.07% decrease, driven by a greater increase in the costs of funding while income on earning assets decreased. Net interest income increased $72 thousand in the nine months ended September 30, 2016 to $78.6 million from $78.5 million in the same period in 2015. The net interest margin for the nine months ended September 30, 2016 is 4.05% compared to 4.04% for the same period of 2015.

Non-Interest Income

     Non-interest income for the three months ended September 30, 2016 was $7.9 million compared to $10.0 million for the same period of 2015. Reduced insurance commission income of $1.7 million resulting from the sale of assets and liabilities of the insurance brokerage operation in the first quarter of 2016 is the main component of this decrease. Service charges on deposit accounts increased by $77 thousand. Non-interest income for the nine months ended September 30, 2016 was $38.5 million compared to $29.8 million for the same period of 2015. Gain on the sale of assets and liabilities of the insurance brokerage operation of $12.8 million was the main component of this increase.

Non-Interest Expenses

     The Corporation’s non-interest expense for the quarter ended September 30, 2016 decreased by $2.1 million to $22.0 million compared to the same period in 2015. Salaries and employee benefits decreased $2.1 million. A portion of the decrease related to reduced pension cost. The pension plan was frozen for the majority of employees as of December 31, 2012. Additional savings were realized with lower health insurance costs. The Corporation’s non-interest expense for the nine months ended September 30, 2016 decreased by $5.3 million to $68.1 million compared to the same period in 2015. Salaries and employee benefits decreased $5.5 million. The sale of a significant portion of the assets and liabilities of the insurance operation reduced the number of full time equivalent employees of the Corporation.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $41 thousand to $1.09 million for the third quarter of 2016 compared to $1.05 million for the same period of 2015. Net charge offs for the third quarter of 2016 were $1.5 million compared to $1.0 million for the same period of 2015. The provision for loan losses decreased $1.3 million to $2.4 million for nine months ended September 30, 2016 compared to $3.6 million for the same period of 2015. Net charge offs for the first nine months of 2016 were $3.2 million compared to $2.7 million for the same period of 2015. Reduced non-performing loans at September 30, 2016 has reduced the need for the level of the allowance for loan losses thus reducing the amount of provision for loan losses relative to the same period of the previous year.

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

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $26.3 million at September 30, 2016 compared to $25.5 million at December 31, 2015. Nonperforming loans decreased 3.3% to $26.3 million as of September 30, 2016 versus $27.6 million as of September 30, 2015. A summary of non-performing loans at September 30, 2016 and December 31, 2015 follows:

	(000's)
	September 30, 2016	December 31, 2015
Non-accrual loans	$16,235	$14,634
Accruing restructured loans	3,831	4,851
Nonaccrual restructured loans	5,055	5,009
Accruing loans past due over 90 days	1,144	964
	$26,265	$25,458
Ratio of the allowance for loan losses
as a percentage of non-performing loans	72.6%	78.3%
The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2016	December 31, 2015
Non-accrual loans
Commercial loans	$9,239	$8,146
Residential loans	6,046	5,481
Consumer loans	950	1,007
	$16,235	$14,634
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	905	820
Consumer loans	239	144
	$1,144	$964

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2016. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.87% over the next 12 months and increase 8.23% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.59% over the next 12 months and decrease 2.09% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.89%	-3.44%	-5.74%
Down 100	-0.59	-2.09	-3.45
Up 100	3.87	8.23	12.79
Up 200	4.04	11.88	20.80
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $5.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $134.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $30.7 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2016 to the same period in 2015, loans, net of deferred loan costs, have increased $53.1 million to $1.8 billion. Deposits remained stable at $2.5 billion at September 30, 2016 compared to $2.4 billion at September 30, 2015. Shareholders' equity increased 3.3% or $13.3 million. This financial performance increased book value per share 7.8% to $34.66 at September 30, 2016 from $32.16 at September 30, 2015. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	September 30, 2016	December 31, 2015	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.46%	17.69%	N/A
First Financial Bank	16.77%	17.23%	6.50%
Total risk-based capital
Corporation	18.31%	18.62%	N/A
First Financial Bank	17.52%	18.05%	10.00%
Tier I risk-based capital
Corporation	17.46%	17.69%	N/A
First Financial Bank	16.77%	17.23%	8.00%
Tier I leverage capital
Corporation	13.23%	12.92%	N/A
First Financial Bank	12.72%	12.50%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2016, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2016 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2016	7,444	35.47	7,444	71,882
August 1-31, 2016	—	—	—	—
September 1-30, 2016	—	—	—	—
Total	7,444	35.47	7,444	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2016, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on September 9, 2016.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
10.13*	Employment Agreement for Norman D. Lowery, dated December 28, 2015, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 29, 2015
10.14*	Employment Agreement for Rodger A. McHargue, dated December 28, 2015, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed December 29, 2015.
10.15*	Employment Agreement for Steven H. Holliday, dated December 28, 2015, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed December 29, 2015.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 28, 2015, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed December 29, 2015
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 by Principal Executive Officer, dated November 3, 2016.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 by Principal Financial Officer, dated November 3, 2016.
32.1
Certification, dated November 3, 2016, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2016.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2016, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 3, 2016	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 3, 2016	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)