Form 10-K
period 2016-12-31
FIRST FINANCIAL CORP /IN/
filed 2017-03-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $405,517,597. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2017—12,223,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 19, 2017 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2016 the Corporation and its subsidiaries had 846 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; four in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; five in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Illinois; two in Marion County, Ill.; one in Montgomery County, Ill.; three in McLean County, Illinois; two in Richland County, Ill.; six in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. First Chanticleer Corporation has two buildings located in Terre Haute, Indiana. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2016 are as follows:

•	5.125% CET1 to risk-weighted assets;

•	6.625% Tier 1 capital to risk-weighted assets; and

•	8.625% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2016, are shown below:

•	17.43% CET1 to risk-weighted assets;

•	17.43% Tier 1 capital to risk-weighted assets;

•	18.26% Total capital to risk-weighted assets; and

•	13.39% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2016, are shown below:

•	16.92% CET1 to risk-weighted assets;

•	16.92% Tier 1 capital to risk-weighted assets;

•	17.64% Total capital to risk-weighted assets; and

•	12.82% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2016, are shown below:

•	30.53% CET1 to risk-weighted assets;

•	30.53% Tier 1 capital to risk-weighted assets;

•	31.82% Total capital to risk-weighted assets; and

•	28.18% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $1.3 million and Morris Plan paid a total FDIC assessment of $24 thousand in 2016.

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

The Corporation believes that, as of December 31, 2016, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

The Federal Reserve, the FDIC and the OCC have adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Corporation and its banking subsidiaries. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio (common Tier 1 capital plus Additional Tier 1 capital) of 6%, and (iii) total risk-based capital ratio of 8% (the current requirement). Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 risk-based ratio of 7%, a Tier 1 risk-based ratio of 8.5%, and a total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Corporation’s success depends on our ability to respond to the threats and opportunities of financial technology innovation.

Financial technology (“FinTech”), a broad category referring to technological innovation in the design and delivery of financial services and products, has the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive may result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On December 2, 2016 the Office of the Comptroller of the Currency announced that it will consider applications from FinTech companies to become special purpose national banks. The federal charter would largely allow FinTech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and may therefore allow FinTech companies to more easily compete with us for financial products and services in the communities we serve.

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

The value of the Corporation’s goodwill and other intangible assets may decline in the future

As of December 31, 2016, the Corporation had $36.5 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2018, February 14, 2021, May 31, 2017, and December 31, 2019.

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

Facilities of the Corporation’s subsidiary, First Chanticleer Corporation, include two office buildings in Terre Haute, Indiana. The buildings are held in fee by First Chanticleer Corporation.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2017 shareholders owned 12,223,750 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2017, approximately 5,674 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2016 and 2015.

	2016			2015
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$34.54	$31.30		$35.99	$32.41
June 30	$37.62	$31.98	$0.50	$36.39	$33.38	$0.49
September 30	$41.32	$36.07		$35.83	$32.00
December 31	$52.90	$39.40	$0.50	$37.49	$32.19	$0.49

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 81.43%. During this same period, the return on The Russell 2000 Index was 96.45% and the SNL Index of Banks $1 - $5 Billion had a return of 201.92%.

		Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
First Financial Corporation	100.00	93.92	115.36	115.65	113.48	181.43
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. On February 3, 2016 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. There were 565,618 purchases of common stock by the Corporation during the year ended December 31, 2016.The Corporation contributed 30,975 shares of treasury stock to the ESOP in November of 2016. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Total assets	$2,988,527	$2,979,585	$3,002,485	$3,018,718	$2,895,408
Securities	853,725	891,082	897,053	914,560	691,000
Loans	1,839,180	1,763,808	1,781,428	1,791,428	1,851,936
Deposits	2,428,526	2,442,369	2,457,197	2,458,791	2,276,134
Borrowings	81,121	46,508	60,901	117,880	160,256
Shareholders’ equity	414,395	410,316	394,214	386,195	372,122
INCOME STATEMENT DATA
Interest income	109,380	108,676	113,358	116,221	122,305
Interest expense	4,407	4,169	5,526	8,961	13,393
Net interest income	104,973	104,507	107,832	107,260	108,912
Provision for loan losses	3,300	4,700	5,072	7,860	8,773
Other income	46,931	39,179	40,785	40,455	39,547
Other expenses	90,308	98,398	95,584	94,554	93,056
Net income	38,413	30,196	33,772	31,534	32,812
PER SHARE DATA:
Net Income	3.12	2.35	2.55	2.37	2.48
Cash dividends	1.00	0.98	0.98	0.96	0.95
PERFORMANCE RATIOS:
Net income to average assets	1.30%	1.01%	1.12%	1.06%	1.13%
Net income to average shareholders’ equity	9.26	7.46	8.37	8.35	9.02
Average total capital to average assets	14.67	14.26	13.99	13.45	13.25
Average shareholders’ equity to average assets	14.01	13.60	13.36	12.69	12.55
Dividend payout	31.81	41.51	38.16	40.58	38.40

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS - SUMMARY FOR 2016

COMPARISON OF 2016 TO 2015

Net income for 2016 was $38.4 million, or $3.12 per share. This represents a 27.2% increase in net income and a 32.8% increase in earnings per share, compared to 2015. Return on average assets at December 31, 2016 increased 28.7% to 1.30% compared to 1.01% at December 31, 2015.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2016 to $105.0 million compared to $104.5 million in 2015. Total average interest earning assets increased to $2.75 billion in 2016 from $2.74 billion in 2015. The tax-equivalent yield on these assets increased to 4.21% in 2016 from 4.19% in 2015. Total average interest-bearing liabilities decreased to $1.922 billion in 2016 from $1.949 billion in 2015. The average cost of these interest-bearing liabilities increased to 0.23% in 2016 from 0.21% in 2015.

The net interest margin remained the same at 4.04% in 2015 and 4.04% in 2016. Earning asset yields increased 2 basis points while the rate on interest-bearing liabilities increased by 2 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2016			2015			2014
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,792,609	87,636	4.89%	$1,761,888	85,529	4.85%	$1,795,235	89,011	4.96%
Taxable investment securities	672,641	14,506	2.16%	705,118	15,814	2.24%	737,566	17,015	2.31%
Tax-exempt investments (2)	267,849	13,358	4.99%	259,191	13,518	5.22%	249,040	13,506	5.42%
Federal funds sold	15,066	63	0.42%	18,272	52	0.28%	11,583	34	0.29%
Total interest-earning assets	2,748,165	115,563	4.21%	2,744,469	114,913	4.19%	2,793,424	119,566	4.28%
Non-interest earning assets:
Cash and due from banks	62,694			73,066			69,522
Premises and equipment, net	49,721			50,877			51,929
Other assets	122,450			128,177			124,402
Less allowance for loan losses	(19,650)			(19,658)			(19,209)
TOTALS	$2,963,380			$2,976,931			$3,020,068
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,482,046	1,986	0.13%	$1,463,662	1,429	0.10%	$1,415,431	1,340	0.09%
Time deposits	393,180	2,173	0.55%	437,961	2,505	0.57%	519,166	3,284	0.63%
Short-term borrowings	38,081	134	0.35%	32,644	70	0.21%	45,743	99	0.22%
Other borrowings	8,475	114	1.35%	14,463	165	1.14%	54,769	803	1.47%
Total interest-bearing liabilities:	1,921,782	4,407	0.23%	1,948,730	4,169	0.21%	2,035,109	5,526	0.27%
Non interest-bearing liabilities:
Demand deposits	550,977			544,708			526,656
Other	75,589			78,648			54,890
	2,548,348			2,572,086			2,616,655
Shareholders' equity	415,032			404,845			403,413
TOTALS	$2,963,380			$2,976,931			$3,020,068
Net interest earnings		$111,156			$110,744			$114,040
Net yield on interest- earning assets			4.04%			4.04%			4.08%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2016 to 2015 and 2015 to 2014.

	2016 Compared to 2015 Increase (Decrease) Due to				2015 Compared to 2014 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$1,492	$605	$11	$2,108	$(1,653)	$(1,864)	$35	$(3,482)
Taxable investment securities	(728)	(608)	28	(1,308)	(749)	(473)	21	(1,201)
Tax-exempt investment securities (2)	452	(592)	(20)	(160)	551	(517)	(22)	12
Federal funds sold	(9)	24	(4)	11	20	(1)	(1)	18
Total interest income	$1,207	$(571)	$15	$651	$(1,831)	$(2,855)	$33	$(4,653)
Interest paid on interest-bearing liabilities:
Transaction accounts	18	532	7	557	46	42	1	89
Time deposits	(256)	(85)	9	(332)	(514)	(316)	51	(779)
Short-term borrowings	12	45	7	64	(28)	(1)	—	(29)
Other borrowings	(68)	30	(12)	(50)	(591)	(178)	131	(638)
Total interest expense	(294)	522	11	239	(1,087)	(453)	183	(1,357)
Net interest income	$1,501	$(1,093)	$4	$412	$(744)	$(2,402)	$(150)	$(3,296)

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2016, the provision for loan losses was $3.3 million, a decrease of $1.4 million, or 29.8%, compared to 2015.

Impaired loans decreased from $9.7 million at December 31, 2016 to $8.6 million at December 31, 2015. The allowance allocation for these impaired loans decreased from $1.2 million to $0.3 million during this period, contributing to the decrease in provision in 2016 compared to 2015. Net charge-offs for 2016 were $4.5 million as compared to $3.6 million for 2015 and $5.6 million for 2014. Non-accrual loans, excluding TDR's, decreased to $13.5 million at December 31, 2016 from $14.6 million at December 31, 2015. Loans past due 90 days and still on accrual decreased to $610 thousand compared to $964 thousand at December 31, 2015.

NON-INTEREST INCOME

Non-interest income of $46.9 million increased $7.7 million from the $39.2 million earned in 2015. The gain on sale of certain assets and liabilities of the insurance brokerage of $ 12.8 million was reduced by the decrease in the insurance commission income of $4.6 million.

NON-INTEREST EXPENSES

Non-interest expenses decreased to $90.3 million for 2016 from $98.4 million for 2015. Employee salaries and fringe benefits decreased $7.4 million as pension costs were reduced $2.8 million and employee costs of the insurance brokerage were reduced $3.7 million as a result of the sale of certain assets and liabilities of that operation.

INCOME TAXES

The Corporation's federal income tax provision was $19.9 million in 2016 compared to $10.4 million in 2015. The overall effective tax rate in 2016 of 34.1% increased as compared to a 2015 effective rate of 25.6%, principally due to the sale of certain assets and liabilities of the brokerage operation. The sale eliminated goodwill of $5.1 million which was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

COMPARISON OF 2015 TO 2014

Net income for 2015 was $30.2 million or $2.35 per share compared to $33.8 million in 2014 or $2.55 per share. This decrease in net income was driven by the reduced net interest income of $3.3 million and higher non-interest expense of $2.8 million as a result of higher employee benefit expense.

Net interest income decreased $3.3 million in 2015 compared to 2014 as total average interest-earning assets decreased. The provision for loan losses decreased $372 thousand from $5.1 million in 2014 to $4.7 million in 2015. Non-interest expenses increased $2.8 million while non-interest income decreased $1.6 million. The decrease in non-interest income resulted primarily from reduced insurance commissions and deposit fees. The increase in non-interest expense was benefit costs related to the pension.

The provision for income taxes decreased $3.8 million from 2014 to 2015 and the effective tax rate decreased 398 basis points, or 13.5% in 2015 from 2014. The tax decrease is a result of taxable income decreasing 15%.

COMPARISON AND DISCUSSION OF 2016 BALANCE SHEET TO 2015

The Corporation's total assets increased 0.3% or $8.9 million at December 31, 2016, from a year earlier. Available-for-sale securities decreased $37.4 million at December 31, 2016, from the previous year. Loans, net increased by $75.4 million to $1.84 billion. Deposits decreased $13.8 million while borrowings increased by $34.6 million. Total shareholders' equity increased $4.1 million to $414.4 million at December 31, 2016. Net income was partially offset by dividends. There were also 30,975 shares from the treasury with a value of $1.36 million that were contributed to the ESOP plan in 2016 compared to 36,149 shares with a value of $1.30 million in 2015.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES
The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2016 the portfolio's balance decreased by 4.2%. The average life of the portfolio increased from 4.5 years in 2015 to 4.9 years in 2016. The portfolio structure will continue to provide cash flows to be reinvested during 2016.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2016
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$73	4.62%	$10,583	4.82%	$71,322	5.69%	$192,280	4.59%	$274,258
Collateralized mortgage obligations (1)	—	—%	1,525	5.34%	6,504	3.54%	340,147	2.44%	348,176
States and political subdivisions	3,527	3.66%	51,043	3.54%	90,010	3.49%	74,343	3.09%	218,923
Corporate obligations	—	—%	—	—%	—	—%	12,368	—%	12,368
TOTAL	$3,600	3.68%	$63,151	3.80%	$167,836	4.43%	$619,138	3.14%	$853,725
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2015
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$5	7.90%	$15,267	4.85%	$56,178	5.72%	$152,416	5.08%	$223,866
Collateralized mortgage obligations (1)	—	—%	2,973	5.49%	582	5.57%	434,079	2.38%	437,634
States and political subdivisions	4,649	3.67%	57,884	3.66%	98,926	3.50%	53,248	3.34%	214,707
Corporate obligations	—	—%	—	—%	—	—%	14,875	—%	14,875
TOTAL	4,654	3.67%	76,124	3.97%	155,686	4.31%	654,618	3.03%	891,082
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2016 are set forth in the following analyses.

(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Loan Category
Commercial	$1,106,182	$1,043,980	$1,044,522	$1,042,138	$1,088,144
Residential	423,911	444,447	469,172	482,377	496,237
Consumer	305,881	272,896	266,656	268,033	268,507
TOTAL	$1,835,974	$1,761,323	$1,780,350	$1,792,548	$1,852,888

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$447,302	$516,461	$142,419	$1,106,182
TOTAL
Residential				423,911
Consumer				305,881
TOTAL				$1,835,974
Loans maturing after one year with:
Fixed interest rates		$136,308	$134,188
Variable interest rates		380,153	8,231
TOTAL		$516,461	$142,419

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Amount of loans outstanding at December 31,	$1,835,974	$1,761,323	$1,780,350	$1,792,548	$1,852,888
Average amount of loans by year	$1,792,609	$1,761,888	$1,795,235	$1,807,599	$1,863,014
Allowance for loan losses at beginning of year	$19,946	$18,839	$20,068	$21,958	$19,241
Loans charged off:
Commercial	2,659	2,852	3,522	4,830	4,176
Residential	1,011	866	1,143	4,942	2,598
Consumer	5,279	4,810	4,785	3,615	3,640
Total loans charged off	8,949	8,528	9,450	13,387	10,414
Recoveries of loans previously charged off:
Commercial	1,663	2,429	934	3,149	644
Residential	676	452	798	472	100
Consumer	2,137	2,054	2,104	1,401	1,387
Total recoveries	4,476	4,935	3,836	5,022	2,131
Net loans charged off	4,473	3,593	5,614	8,365	8,283
Provision charged to expense *	3,300	4,700	4,385	6,475	11,000
Balance at end of year	$18,773	$19,946	$18,839	$20,068	$21,958
Ratio of net charge-offs during period to average loans outstanding	0.25%	0.20%	0.31%	0.46%	0.44%

 * In 2014 and 2013 the provision charged to expense was increased by $687 thousand and $1.4 million, respectively for the decrease to the FDIC indemnification asset. In 2012 the provision was reduced with a corresponding increase in the FDIC indemnification asset by $2.2 million and $125 thousand, respectively.

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

Included in the $1.8 billion of loans outstanding at December 31, 2016 are $5.1 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $4.5 million and a carrying value of $4.4 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans decreased to 1.02% at year end 2016 compared to 1.13% at year end 2015. The Corporation’s unallocated allowance position of $1.7 million at December 31, 2016 was unchanged from that at December 31, 2015 and decreased from $2.2 million at December 31, 2014. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors that influence management's expectations of loss in the portfolio and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $22.7 million at December 31, 2016 decreased from $25.5 million at December 31, 2015 due in large part to the resolution of certain commercial credits in 2016. Management believes the allowance for loan losses balance at year end 2016, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Commercial	$9,731	$11,482	$10,915	$12,450	$10,987
Residential	1,553	1,834	1,374	1,585	5,426
Consumer	5,767	4,945	4,370	3,650	3,879
Unallocated	1,722	1,685	2,180	2,383	1,666
TOTAL ALLOWANCE FOR LOAN LOSSES	$18,773	$19,946	$18,839	$20,068	$21,958

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans declined in 2016 and 2015 due to the reduced number and balance of loans added combine with the continued receipt of payments in accordance with the restructuring terms as well as in 2015 there was one large commercial credit paid off. Non-accrual restructured loans decreased in 2014 primarily due to the sale in 2014 of two large commercial credits and in 2013 of one large commercial credit. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Non-accrual loans	$13,492	$14,634	$15,034	$19,779	$36,794
Accruing restructured loans	3,729	4,851	4,616	4,199	3,831
Non-accrual restructured loans	4,836	5,009	10,142	13,102	17,454
Accruing loans past due over 90 days	610	964	780	2,073	3,362
	$22,667	$25,458	$30,572	$39,153	$61,441

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 83% at December 31, 2016, compared to 78% in 2015. There were no covered loans included in restructured loans in 2016 and 2015. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2016 and 2015:

(Dollar amounts in thousands)	2016		2015
Non-accrual loans:
Commercial loans	$6,534	48%	$8,146	56%
Residential loans	6,077	45%	5,481	37%
Consumer loans	881	7%	1,007	7%
	$13,492	100%	$14,634	100%
Past due 90 days or more:
Commercial loans	$44	7%	$—	—%
Residential loans	287	47%	820	85%
Consumer loans	279	46%	144	15%
	$610	100%	$964	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2016		2015
Non-accrual loans:
Commercial loans	$3	3%	$23	9%
Residential loans	109	97%	220	91%
Consumer loans	—	—%	—	—%
	$112	100%	$243	100%
Past due 90 days or more:
Commercial loans	$—	—%	$—	—%
Residential loans	80	100%	184	100%
Consumer loans	—	—%	—	—%
	$80	100%	$184	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2016, 2015 and 2014.

	2016		2015		2014
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$550,977		$544,708		$526,656
Interest-bearing demand deposits	592,832	0.18%	591,412	0.12%	567,267	0.11%
Savings deposits	889,214	0.11%	872,250	0.08%	848,164	0.08%
Time deposits: $100,000 or more	108,739	0.58%	117,066	0.59%	142,153	0.73%
Other time deposits	284,441	0.54%	320,895	0.57%	377,013	0.59%
TOTAL	$2,426,203		$2,446,331		$2,461,253

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2016, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$11,823
Over 3 through 6 months	16,820
Over 6 through 12 months	29,774
Over 12 months	45,990
TOTAL	$104,407

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $132 thousand in 2016 compared to $12.7 million in 2015. The Asset/Liability Committee reviews these investments and funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2016.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2016 and 2015 was 31.8% and 41.5%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2016. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.41% over the next 12 months and increase 7.08% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 0.30% over the next 12 months and decrease 1.38% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-0.47%	-2.36%	-4.10%
Down 100	-0.30%	-1.38%	-2.37%
Up 100	3.41%	7.08%	11.02%
Up 200	3.15%	9.91%	17.63%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $3.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $99.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $24.4 million in securities to be called within the next 12 months.

The Corporation also has additional sources of liquidity available through secured and unsecured borrowing capacity. These include upstream correspondents, the Federal Home Loan Bank and the Federal Reserve Bank.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$2,056,178	$—	$—	$—	$2,056,178
Consumer certificates of deposit		217,240	115,526	39,431	151	372,348
Short-term borrowings	11	80,989	—	—	—	80,989
Other borrowings	12	132	—	—	—	132

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2016. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$390,347	$186,312	$204,035
Commercial letters of credit	5,673	4,812	861

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2016 and has issued a report dated March 9, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of First Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Financial Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited First Financial Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control —Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana
March 9, 2017

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2016	2015
ASSETS
Cash and due from banks	$75,012	$88,695
Federal funds sold	6,952	9,815
Securities available-for-sale	853,725	891,082
Loans, net of allowance of $18,773 in 2016 and $19,946 in 2015	1,820,407	1,743,862
Restricted Stock	10,359	10,838
Accrued interest receivable	12,311	11,733
Premises and equipment, net	49,240	50,531
Bank-owned life insurance	83,737	82,323
Goodwill	34,355	39,489
Other intangible assets	2,109	3,178
Other real estate owned	2,531	3,466
Other assets	37,789	44,573
TOTAL ASSETS	$2,988,527	$2,979,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$564,092	$563,302
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	43,759	46,753
Other interest-bearing deposits	1,820,675	1,832,314
	2,428,526	2,442,369
Short-term borrowings	80,989	33,831
Other borrowings	132	12,677
Other liabilities	64,485	80,392
TOTAL LIABILITIES	2,574,132	2,569,269
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,578,758 in 2016 and 14,557,815 in 2015
Outstanding shares-12,216,712 in 2016 and 12,740,018 in 2015	1,820	1,817
Additional paid-in capital	74,525	73,396
Retained earnings	421,826	395,633
Accumulated other comprehensive income (loss)	(14,164)	(9,401)
Less: Treasury shares at cost-2,362,046 in 2016 and 1,817,797 in 2015	(69,612)	(51,129)
TOTAL SHAREHOLDERS’ EQUITY	414,395	410,316
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,988,527	$2,979,585
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$86,128	$84,022	$87,530
Securities:
Taxable	14,506	15,815	17,015
Tax-exempt	7,269	7,194	7,084
Other	1,477	1,645	1,729
TOTAL INTEREST AND DIVIDEND INCOME	109,380	108,676	113,358
INTEREST EXPENSE:
Deposits	4,159	3,934	4,624
Short-term borrowings	134	70	99
Other borrowings	114	165	803
TOTAL INTEREST EXPENSE	4,407	4,169	5,526
NET INTEREST INCOME	104,973	104,507	107,832
Provision for loan losses	3,300	4,700	5,072
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	101,673	99,807	102,760
NON-INTEREST INCOME:
Trust and financial services	5,208	5,586	5,860
Service charges and fees on deposit accounts	10,530	10,145	10,772
Other service charges and fees	12,307	11,798	11,697
Securities gain (loss), net	34	17	(3)
Insurance commissions	2,346	6,945	7,646
Gain on sale of certain assets and liabilities of insurance brokerage operation	12,822	—	—
Gain on sale of mortgage loans	1,842	1,998	1,849
Other	1,842	2,690	2,964
TOTAL NON-INTEREST INCOME	46,931	39,179	40,785
NON-INTEREST EXPENSES:
Salaries and employee benefits	52,730	60,109	55,936
Occupancy expense	6,865	6,978	7,218
Equipment expense	7,300	6,991	7,269
Federal Deposit Insurance	1,300	1,769	1,931
Other	22,113	22,551	23,230
TOTAL NON-INTEREST EXPENSE	90,308	98,398	95,584
INCOME BEFORE INCOME TAXES	58,296	40,588	47,961
Provision for income taxes	19,883	10,392	14,189
NET INCOME	38,413	30,196	33,772
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(10,130)	(1,225)	13,913
Change in funded status of post-retirement benefits, net of taxes	5,367	6,353	(14,473)
COMPREHENSIVE INCOME	$33,650	$35,324	$33,212
EARNINGS PER SHARE:
BASIC AND DILUTED	$3.12	$2.35	$2.55
Weighted average number of shares outstanding (in thousands)	12,317	12,836	13,226
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2014	$1,811	$71,074	$357,083	$(13,969)	$(29,804)	$386,195
Net income	—	—	33,772	—	—	33,772
Other comprehensive income (loss)	—	—	—	(560)	—	(560)
Omnibus Equity Incentive Plan, net	4	1,068	—	—		1,072
Treasury stock purchase (459,241 shares)					(14,633)	(14,633)
Contribution of 36,368 shares to ESOP	—	263	—	—	990	1,253
Cash Dividends, $.98 per share	—	—	(12,885)	—	—	(12,885)
Balance, December 31, 2014	1,815	72,405	377,970	(14,529)	(43,447)	394,214
Net income	—	—	30,196	—	—	30,196
Other comprehensive income (loss)	—	—	—	5,128	—	5,128
Omnibus Equity Incentive Plan, net	2	713	—	—	—	715
Treasury stock purchases (257,989 shares)	—	—	—	—	(8,698)	(8,698)
Contribution of 36,149 shares to ESOP	—	278	—	—	1,016	1,294
Cash Dividends, $.98 per share	—	—	(12,533)	—	—	(12,533)
Balance, December 31, 2015	1,817	73,396	395,633	(9,401)	(51,129)	410,316
Net income	—	—	38,413	—	—	38,413
Other comprehensive income (loss)	—	—	—	(4,763)	—	(4,763)
Omnibus Equity Incentive Plan, net	3	681	—	—	—	684
Treasury stock purchases (575,224 shares)	—	—	—	—	(19,396)	(19,396)
Contribution of 30,975 shares to ESOP	—	448	—	—	913	1,361
Cash Dividends, $1.00 per share	—	—	(12,220)	—	—	(12,220)
Balance, December 31, 2016	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,413	$30,196	$33,772
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	3,695	2,940	3,405
Provision for loan losses	3,300	4,700	5,072
Securities (gains) losses	(34)	(17)	3
Depreciation and amortization	4,968	5,490	5,977
Provision for deferred income taxes	(1,512)	(924)	2,873
Net change in accrued interest receivable	(578)	(140)	(39)
Contribution of shares to ESOP	1,361	1,294	1,253
Gain on sale of certain assets and liabilities of insurance brokerage operation	(12,822)	—	—
Stock compensation expense	684	684	1,072
Gain on sale of mortgage loans	(1,842)	(1,998)	(1,849)
Loss (gain) on sales of other real estate	93	116	(357)
Origination of loans held for sale	(68,945)	(72,303)	(66,300)
Proceeds from loans held for sale	71,010	75,542	68,438
Other, net	3,401	(4,325)	4,524
NET CASH FROM OPERATING ACTIVITIES	41,192	41,255	57,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	—	3,735	356
Calls, maturities and principal reductions on securities available-for-sale	168,506	150,315	136,141
Purchases of securities available-for-sale	(150,893)	(149,181)	(99,954)
Loans made to customers, net of payments	(80,434)	12,901	325
Net change in federal funds sold	2,863	(1,815)	(3,724)
Redemption of restricted stock	500	5,587	4,670
Purchase of restricted stock	(21)	(21)	(17)
Purchase of customer list	—	(103)	—
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	16,895	—	—
Sale of other real estate	1,583	1,638	3,034
Additions to premises and equipment	(3,049)	(3,393)	(5,296)
NET CASH FROM INVESTING ACTIVITIES	(44,050)	19,663	35,535
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(13,906)	(14,899)	(2,151)
Net change in short-term borrowings	47,158	(14,184)	(11,577)
Dividends paid	(12,359)	(12,632)	(12,949)
Purchases of treasury stock	(19,396)	(8,698)	(14,633)
Proceeds from other borrowings	54,350	36,900	572,000
Repayments on other borrowings	(66,672)	(36,812)	(617,000)
NET CASH FROM FINANCING ACTIVITIES	(10,825)	(50,325)	(86,310)

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,683)	10,593	7,069
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	88,695	78,102	71,033
CASH AND DUE FROM BANKS, END OF YEAR	$75,012	$88,695	$78,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$4,432	$4,237	$5,527
Income Taxes	$18,739	$12,869	$9,354

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A. headquartered in Vigo County, Indiana, The Morris Plan Company of Terre Haute (Morris Plan), First Chanticleer Corporation, a property rental entity headquartered in Terre Haute, Indiana, and FFB Risk Management Co., Inc., a captive insurance subsidiary headquartered in Las Vegas, Nevada. Inter-company transactions and balances have been eliminated.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2016, $697.2 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $741 thousand, $1.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014 respectively.

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

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. During 2014, the provision for loan losses was (increased)/ offset by ($687 thousand ) related to the changes in the FDIC indemnification asset. There were not any changes to the provision for loan losses related to the FDIC indemnification asset in 2016 and 2015. At December 31, 2016 and 2015, the balance of the indemnification asset was not material and is included in other assets.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with Other Service Charges and Fees on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is included in Other Service Charges and Fees on the income statement, is for fees earned for servicing loans.

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $114 thousand, $142 thousand and $138 thousand, resulting in a deferred compensation liability of $2.1 million at December 31, 2016 and $2.2 million at December 31, 2015. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2016, 2015 and 2014. There is a liability of $12.3 million and $13.2 million as of year-end 2016 and 2015. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2016, 2015 and 2014 was $1.5 million, $1.4 million and $1.7 million, respectively, and resulted in a liability of $823 thousand at December 31, 2016 and $816 thousand at December 31, 2015.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the funded status of the retirement plans, net of taxes, which are also recognized as separate components of equity.

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

Recently Issued Not Yet Effective: In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard, or any of the amendments detailed below, to result in a material change from our current accounting for revenue because the majority of the Corporation’s financial instruments are not within the scope of Topic 606, but it will result in new disclosure requirements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The provisions of ASU No. 2016-09 did not have a material impact on the consolidated financial statements.

In June 2016 ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued and requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Management has initiated an implementation committee to assist in assessing data and system needs for the new standard. Management anticipates the effect will be an increase to the allowance for loan losses upon adoption, however, the overall increase is uncertain at this time.
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

 For those securities that cannot be priced using quoted market prices or observable inputs, a Level 3 valuation is determined. These securities are primarily trust preferred securities, which are priced using Level 3 due to current market illiquidity, and state and municipal securities. The fair value of the trust preferred securities is obtained from a third party provider without adjustment. Management obtains values from other pricing sources to validate the Standard & Poors pricing that they currently utilizes. The fair value of state and municipal obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s state and municipal obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurement.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2016 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$13,249	$—	$13,249
Mortgage-backed securities, residential	—	261,005	—	261,005
Mortgage-backed securities, commercial	—	4	—	4
Collateralized mortgage obligations	—	348,176	—	348,176
State and municipal obligations	—	214,713	4,210	218,923
Collateralized debt obligations	—	—	12,368	12,368
TOTAL	$—	$837,147	$16,578	$853,725
Derivative Assets		$653
Derivative Liabilities		(653)

	December 31, 2015 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$10,693	$—	$10,693
Mortgage-backed securities, residential	—	213,164	—	213,164
Mortgage-backed securities, commercial	—	9	—	9
Collateralized mortgage obligations	—	437,634	—	437,634
State and municipal obligations	—	209,982	4,725	214,707
Collateralized debt obligations	—	—	14,875	14,875
TOTAL	$—	$871,482	$19,600	$891,082
Derivative Assets		$1,176
Derivative Liabilities		(1,176)

There were no transfers between Level 1 and Level 2 during 2016 and 2015.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2016 and 2015.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,066)	(2,066)
Purchases	—	—	—
Settlements	(515)	(441)	(956)
Ending balance, December 31	$4,210	$12,368	$16,578

	Fair Value Measurements Using SignificantUnobservable Inputs (Level 3) December 31, 2015
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$5,900	$15,303	$21,203
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	138	138
Transfers	—	—	—
Settlements	(1,175)	(566)	(1,741)
Ending balance, December 31	$4,725	$14,875	$19,600

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2016, 2015 or 2014.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.4 million, after a valuation allowance of $0.3 million at December 31, 2016 and at a fair value of $2.4 million, net of a valuation allowance of $1.2 million at December 31, 2015. The impact to the provision for loan losses for the twelve months ended December 31, 2016 and December 31, 2015 was a $523 thousand decrease and a $271 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2016 with a value of $2.5 million was reduced $930 thousand for fair value adjustment. At December 31, 2016 other real estate owned was comprised of $2.0 million from commercial loans and $483 thousand from residential loans. Other real estate owned at December 31, 2015 with a value of $3.5 million was reduced $743 thousand for fair value adjustment. At December 31, 2015 other real estate owned was comprised of $2.8 million from commercial loans and $655 thousand from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2016 and 2015.

2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$2,531	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2015	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,725	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$3,466	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$2,352	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2016 and 2015.

December 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$537	$36	$501
Farmland	—	—	—
Non Farm, Non Residential	657	206	451
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	524	89	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,718	$331	$1,387

	December 31, 2015
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$998	$212	$786
Farmland	—	—	—
Non Farm, Non Residential	1,415	741	674
Agriculture	—	—	—
All Other Commercial	225	—	225
Residential
First Liens	873	206	667
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$3,511	$1,159	$2,352

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,012	$21,047	$53,965	$—	$75,012
Federal funds sold	6,952	—	6,952	—	6,952
Securities available-for-sale	853,725	—	837,147	16,578	853,725
Restricted stock	10,359	n/a	n/a	n/a	n/a
Loans, net	1,820,407	—	—	1,854,046	1,854,046
Accrued interest receivable	12,311	—	3,340	8,971	12,311
Deposits	(2,428,526)	—	(2,414,555)	—	(2,414,555)
Short-term borrowings	(80,989)	—	(80,989)	—	(80,989)
Federal Home Loan Bank advances	(132)	—	(137)	—	(137)
Accrued interest payable	(363)	—	(363)	—	(363)

	December 31, 2015
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$88,695	$19,715	$68,980	$—	$88,695
Federal funds sold	9,815	—	9,815	—	9,815
Securities available-for-sale	891,082	—	871,482	19,600	891,082
Restricted stock	10,838	n/a	n/a	n/a	n/a
Loans, net	1,743,862	—	—	1,789,938	1,789,938
Accrued interest receivable	11,733	—	3,366	8,367	11,733
Deposits	(2,442,369)	—	(2,442,612)	—	(2,442,612)
Short-term borrowings	(33,831)	—	(33,831)	—	(33,831)
Federal Home Loan Bank advances	(12,677)	—	(12,971)	—	(12,971)
Accrued interest payable	(389)	—	(389)	—	(389)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $12.0 million and $11.5 million at December 31, 2016 and 2015, respectively.

4.	SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2016
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$13,594	$32	$(377)	$13,249
Mortgage-backed securities, residential	261,878	3,200	(4,073)	261,005
Mortgage-backed securities, commercial	4	—	—	4
Collateralized mortgage obligations	353,499	1,021	(6,344)	348,176
State and municipal obligations	217,365	3,954	(2,396)	218,923
Collateralized debt obligations	9,181	4,411	(1,224)	12,368
TOTAL	$855,521	$12,618	$(14,414)	$853,725

	December 31, 2015
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$10,670	$46	$(23)	$10,693
Mortgage-backed securities, residential	208,705	5,089	(630)	213,164
Mortgage-backed securities, commercial	9	—	—	9
Collateralized mortgage obligations	441,500	2,141	(6,007)	437,634
State and municipal obligations	206,291	8,475	(59)	214,707
Collateralized debt obligations	9,621	5,254	—	14,875
TOTAL	$876,796	$21,005	$(6,719)	$891,082
 As of December 31, 2016, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $391.1 million and $406.8 million at December 31, 2016 and 2015, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2016, 2015 and 2014, respectively.

(Dollar amounts in thousands)	2016	2015	2014
Proceeds	$8,160	$3,735	$356
Gross gains	39	23	2
Gross losses	(5)	(6)	(5)

Gains of $39 thousand and losses of $5 thousand in 2016 and gains of $23 thousand and losses of $6 thousand in 2015 and gains of $2 thousand and losses of $5 thousand in 2014 resulted from redemption premiums on called securities.

Contractual maturities of debt securities at year-end 2016 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$3,504	$3,528
Due after one but within five years	50,148	51,043
Due after five but within ten years	87,829	90,009
Due after ten years	98,659	99,960
	240,140	244,540
Mortgage-backed securities and collateralized mortgage obligations	615,381	609,185
TOTAL	$855,521	$853,725

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2016 and 2015.

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$12,224	$(377)	—	—	$12,224	$(377)
Mortgage-backed securities, residential	202,248	(4,072)	152	(1)	202,400	(4,073)
Collateralized mortgage obligations	169,717	(3,086)	79,999	(3,258)	249,716	(6,344)
State and municipal obligations	72,852	(2,396)	—	—	72,852	(2,396)
Collateralized debt obligations	7,561	(1,224)	—	—	7,561	(1,224)
Total temporarily impaired securities	$464,602	$(11,155)	$80,151	$(3,259)	$544,753	$(14,414)

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$9,455	$(23)	$—	$—	$9,455	$(23)
Mortgage-backed securities, residential	69,940	(428)	11,766	(202)	81,706	(630)
Collateralized mortgage obligations	151,484	(1,535)	139,435	(4,472)	290,919	(6,007)
State and municipal obligations	3,547	(16)	3,045	(43)	6,592	(59)
Total temporarily impaired securities	$234,426	$(2,002)	$154,246	$(4,717)	$388,672	$(6,719)

The Corporation held 271 investment securities with an amortized cost greater than fair value as of December 31, 2016. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $14.4 million as of December 31, 2016 and $6.7 million as of December 31, 2015. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. Those three CDO’s have a contractual balance of $25.8 million at December 31, 2016 which has been reduced to $12.4 million by $2.6 million of interest payments received, $14.0 million of cumulative OTTI charges recorded through earnings to date and increased by $3.2 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2016 from 28% to 93%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year management determined there was no OTTI. There was no OTTI recorded in 2015 or 2014.

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

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO was paid in full in 2015. In the first quarter of 2017 a CDO with no remaining book value was called with the bank receiving $3.1 million.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 39.80 to 50.41 while Moody’s Investor Service pricing ranges from 14.59 to 45.43, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2016	2015	2014
Beginning balance, January 1,	$13,995	$14,050	$14,079
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized	—	—	—
Amounts realized for securities sold during the period
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	(21)	(55)	(29)
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$13,974	$13,995	$14,050

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015
Commercial	$1,106,182	$1,043,980
Residential	423,911	444,447
Consumer	305,881	272,896
Total gross loans	1,835,974	1,761,323
Deferred costs, net	3,206	2,485
Allowance for loan losses	(18,773)	(19,946)
TOTAL	$1,820,407	$1,743,862

Loans in the above summary include loans totaling $5.1 million and $6.5 million at December 31, 2016 and 2015 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2016 and 2015, loans held for sale included $6.1 million and $5.9 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2016, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $50.6 million at the beginning of the year. During 2016, advances of $37.9 million, repayments of $29.4 million were made with respect to related party loans for an aggregate dollar amount outstanding of $59.1 million at December 31, 2016.

Loans serviced for others, which are not reported as assets, total $496.2 million and $511.4 million at year-end 2016 and 2015. Custodial escrow balances maintained in connection with serviced loans were $2.7 million and $2.8 million at year-end 2016 and 2015.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015	2014
Servicing rights:
Beginning of year	$1,746	$1,863	$2,065
Additions	480	531	414
Amortized to expense	(677)	(648)	(616)
End of year	$1,549	$1,746	$1,863

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.6 million and $3.1 million at year end 2016 and 2015. There was no valuation allowance in 2016 or 2015.

Fair value for 2016 was determined using a discount rate of 12%, prepayment speeds ranging from 108% to 316%, depending on the stratification of the specific right. Fair value at year end 2015 was determined using a discount rate of 10%, prepayment speeds ranging from 105% to 385%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

The Bank is party to a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.3 million for losses and carrying expenses. In 2014 the non-single family (NSF) loss period ended eliminating future loss reimbursements only to the extent of recoveries received. There is no estimate for the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2016. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2016 and 2015 totaled $5.1 million and $6.5 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2016 and 2015, are shown in the following tables:

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(671)	(50)	(721)
ASC 310-30 Loans	$3,451	$1,430	$4,881

			2015
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$4,803	$1,571	$6,374
Discount accretion	—	—	—
Disposals	(681)	(91)	(772)
ASC 310-30 Loans	$4,122	$1,480	$5,602

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $12.8 million. Settlement of the transaction has been completed and the original gain was reduced by $199 thousand during the third quarter of 2016. The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $544 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities. The sale of the insurance operations eliminated the goodwill of $5.1 million from the original acquisition.

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014.

Allowance for Loan Losses:		December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(755)	54	3,964	37	3,300
Loans charged -off	(2,659)	(1,011)	(5,279)	—	(8,949)
Recoveries	1,663	676	2,137	—	4,476
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

Allowance for Loan Losses:		December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	990	874	3,331	(495)	4,700
Loans charged -off	(2,852)	(866)	(4,810)	—	(8,528)
Recoveries	2,429	452	2,054	—	4,935
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

Allowance for Loan Losses:		December 31, 2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$1,585	$3,650	$2,383	$20,068
Provision for loan losses*	1,053	134	3,401	(203)	4,385
Loans charged -off	(3,522)	(1,143)	(4,785)	—	(9,450)
Recoveries	934	798	2,104	—	3,836
Ending Balance	$10,915	$1,374	$4,370	$2,180	$18,839
* Provision before increase of $687 thousand in 2014 for decrease in FDIC indemnification asset

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2016 and 2015:

Allowance for Loan Losses:		December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$242	$89	$—	$—	$331
Collectively evaluated for impairment	9,489	1,464	5,767	1,722	18,442
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$9,731	$1,553	$5,767	$1,722	$18,773
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$8,051	$549	$—		$8,600
Collectively evaluated for impairment	1,101,269	423,099	307,226		1,831,594
Acquired with deteriorated credit quality	3,415	1,431	—		4,846
BALANCE AT END OF YEAR	$1,112,735	$425,079	$307,226		$1,845,040

Allowance for Loan Losses:		December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$953	$206	$—	$—	$1,159
Collectively evaluated for impairment	10,342	1,628	4,945	1,685	18,600
Acquired with deteriorated credit quality	187	—	—	—	187
BALANCE AT END OF YEAR	$11,482	$1,834	$4,945	$1,685	$19,946
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$8,823	$902	$—		$9,725
Collectively evaluated for impairment	1,037,086	443,224	274,134		1,754,444
Acquired with deteriorated credit quality	4,092	1,529	—		5,621
BALANCE AT END OF YEAR	$1,050,001	$445,655	$274,134		$1,769,790

The following table presents loans individually evaluated for impairment by class of loan.

December 31, 2016			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,181	$1,181	$—	$981	$—	$—
Farmland	826	826	—	770	—	—
Non Farm, Non Residential	3,368	2,996	—	3,096	—	—
Agriculture	622	487	—	351	—	—
All Other Commercial	1,367	1,367	—	1,477	—	—
Residential
First Liens	25	25	—	27	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	537	537	36	819	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	657	657	206	1,016		—
Agriculture	—	—	—	114	—	—
All Other Commercial	—	—	—	45	—	—
Residential
First Liens	524	524	89	647	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,107	$8,600	$331	$9,343	$—	$—

December 31, 2015			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,516	$1,223	$—	$1,796	$—	$—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	3,202	3,202	—	2,080	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	1,760	1,760	—	1,175	—	—
Residential
First Liens	29	29	—	18	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	998	998	212	3,463	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,415	1,415	741	3,682		—
Agriculture	—	—	—	—	—	—
All Other Commercial	225	225	—	483	—	—
Residential
First Liens	873	873	206	460	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—		—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,018	$9,725	$1,159	$13,157	$—	$—

December 31, 2014			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$2,589	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	58	—	—
Agriculture	—	—	—
All Other Commercial	58	—	—
Residential
First Liens	5	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	6,177	—	—
Farmland	—	—	—
Non Farm, Non Residential	6,698	—	—
Agriculture	—	—	—
All Other Commercial	1,112	—	—
Residential
First Liens	35	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$16,732	$—	$—

The following table presents the recorded investment in nonperforming loans by class of loans.

	December 31, 2016
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$45	$3	$383	$2,405
Farmland	—	—	—	978
Non Farm, Non Residential	—	60	2,941	1,027
Agriculture	—	—	—	744
All Other Commercial	—	—	—	1,380
Residential
First Liens	276	3,525	995	5,496
Home Equity	—	—	—	285
Junior Liens	55	—	—	202
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	293	60	—	140
All Other Consumer	—	150	517	741
TOTAL	$669	$3,798	$4,836	$13,492

	December 31, 2015
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$5	$422	$3,187
Farmland	—	—	—	219
Non Farm, Non Residential	—	6	3,152	2,545
Agriculture	—	—	—	378
All Other Commercial	—	—	—	1,817
Residential
First Liens	809	4,577	1,034	4,839
Home Equity	10	—	—	320
Junior Liens	45	—	—	211
Multifamily	—	—	—	—
All Other Residential	—	—	—	111
Consumer
Motor Vehicle	148	—	2	213
All Other Consumer	4	—	400	794
TOTAL	$1,016	$4,588	$5,010	$14,634

Covered loans included in loans past due over 90 days still on accrual are $80 thousand at December 31, 2016 and $37 thousand at December 31, 2015. Covered loans included in non-accrual loans are $112 thousand at December 31, 2016 and $242 thousand at December 31, 2015. No covered loans are deemed impaired at December 31, 2016 and 2015. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,584	$5,593	$683	$9,860
Added	—	123	369	492
Charged Off	—	(321)	(70)	(391)
Payments	(198)	(948)	(250)	(1,396)
December 31,	$3,386	$4,447	$732	$8,565

				2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$8,955	$5,189	$614	$14,758
Added	—	748	342	1,090
Charged Off	—	(65)	(52)	(117)
Payments	(5,371)	(279)	(221)	(5,871)
December 31,	$3,584	$5,593	$683	$9,860

				2014
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$12,327	$4,330	$644	$17,301
Added	441	1,523	347	2,311
Charged Off	(1,069)	(93)	(109)	(1,271)
Payments	(2,744)	(571)	(268)	(3,583)
December 31,	$8,955	$5,189	$614	$14,758

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2016, 2015 or 2014 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2016, 2015 and 2014 the Corporation modified 42, 57 and 69 loans respectively as troubled debt restructurings. In 2016 and 2015 all of the loans modified were smaller balance residential and consumer loans. In 2014 there were 40 of the 69 loans that were modified were consumer in nature. There were no loans that were charged off within 12 months of the modification for 2016, 2015 or 2014.

The Corporation had no allocation of specific reserves and $25 thousand and $742 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2016, 2015 and 2014, respectively. The Corporation has not committed to lend additional amounts as of December 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2016	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$370	$114	$1,199	$1,683	$474,406	$476,089
Farmland	235	22	46	303	110,897	111,200
Non Farm, Non Residential	153	—	215	368	195,120	195,488
Agriculture	246	—	467	713	151,059	151,772
All Other Commercial	15	—	—	15	178,171	178,186
Residential
First Liens	3,862	954	1,516	6,332	264,446	270,778
Home Equity	186	64	27	277	35,782	36,059
Junior Liens	271	—	224	495	36,912	37,407
Multifamily	—	—	—	—	67,799	67,799
All Other Residential	42	12	—	54	12,982	13,036
Consumer
Motor Vehicle	4,048	732	313	5,093	277,604	282,697
All Other Consumer	143	22	3	168	24,361	24,529
TOTAL	$9,571	$1,920	$4,010	$15,501	$1,829,539	$1,845,040

			Greater
December 31, 2015	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$326	$274	$1,405	$2,005	$476,984	$478,989
Farmland	135	—	—	135	106,725	106,860
Non Farm, Non Residential	1,824	90	310	2,224	206,844	209,068
Agriculture	65	38	324	427	143,116	143,543
All Other Commercial	25	32	—	57	111,484	111,541
Residential
First Liens	4,960	1,181	1,671	7,812	285,913	293,725
Home Equity	85	23	114	222	37,502	37,724
Junior Liens	179	29	177	385	32,876	33,261
Multifamily	—	—	—	—	70,735	70,735
All Other Residential	15	—	—	15	10,195	10,210
Consumer
Motor Vehicle	3,212	568	181	3,961	247,882	251,843
All Other Consumer	38	10	5	53	22,238	22,291
TOTAL	$10,864	$2,245	$4,187	$17,296	$1,752,494	$1,769,790

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. Beginning in July 2016, the Company's loan rating process no longer includes all loans in a loan relationship. Therefore, certain first lien mortgage loans and consumer loans that were previously rated in a loan relationship have been included in the not rated category as of December 31, 2016. As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2016		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$427,262	$16,286	$25,177	$449	$5,730	$474,904
Farmland	95,115	8,300	5,238	—	532	109,185
Non Farm, Non Residential	172,739	5,745	16,601	—	—	195,085
Agriculture	121,983	13,885	12,301	—	1,366	149,535
All Other Commercial	163,492	596	10,058	76	3,251	177,473
Residential
First Liens	43,674	1,541	4,466	18	220,249	269,948
Home Equity	363	—	86	—	35,554	36,003
Junior Liens	1,826	85	401	26	34,977	37,315
Multifamily	66,133	1,430	15	—	65	67,643
All Other Residential	—	—	—	—	13,002	13,002
Consumer
Motor Vehicle	—	—	331	—	281,134	281,465
All Other Consumer	—	—	25	—	24,391	24,416
TOTAL	$1,092,587	$47,868	$74,699	$569	$620,251	$1,835,974

December 31, 2015		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$417,880	$20,422	$32,778	$757	$5,638	$477,475
Farmland	93,418	6,387	5,208	—	16	105,029
Non Farm, Non Residential	180,659	8,114	19,857	—	—	208,630
Agriculture	121,244	11,964	8,419	27	170	141,824
All Other Commercial	95,850	2,649	10,887	101	1,535	111,022
Residential
First Liens	96,146	4,594	8,598	699	182,791	292,828
Home Equity	11,701	387	669	10	24,895	37,662
Junior Liens	7,493	86	505	58	25,033	33,175
Multifamily	68,972	1,602	—	—	23	70,597
All Other Residential	886	—	24	—	9,275	10,185
Consumer
Motor Vehicle	10,287	356	534	—	239,543	250,720
All Other Consumer	2,930	77	125	14	19,030	22,176
TOTAL	$1,107,466	$56,638	$87,604	$1,666	$507,949	$1,761,323

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015
Land	$12,265	$11,627
Building and leasehold improvements	55,711	55,532
Furniture and equipment	44,608	46,796
	112,584	113,955
Less accumulated depreciation	(63,344)	(63,424)
TOTAL	$49,240	$50,531

Aggregate depreciation expense was $4.34 million, $4.66 million and $4.98 million for 2016, 2015 and 2014, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $0.9 million, $0.9 million, and $0.9 million for 2016, 2015, and 2014. Rent commitments, before considering renewal options that generally are present, were as follows:

2017	$647
2018	504
2019	356
2020	187
2021	74
Thereafter	1,118
$2,886

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2016 and 2015. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2016 and 2015 are as follows:

	2016		2015
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Customer list intangible	$—	$—	$4,771	$4,309
Core deposit intangible	10,836	8,727	10,836	8,120
	$10,836	$8,727	$15,607	$12,429

 Aggregate amortization expense was $627 thousand, $826 thousand and $1.03 million for 2016, 2015 and 2014, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2017	$479
2018	434
2019	350
2020	252
2021	232

In 2016, the sale of certain assets and liabilities of the insurance brokerage operations resulted in the reduction of customer list intangible by $.4 million and the reduction of goodwill by $5.1 million.

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2017	$217,240
2018	71,512
2019	44,014
2020	20,444
2021	18,987

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2016 and 2015 is presented below:

(Dollar amounts in thousands)	2016	2015
Federal funds purchased	$49,982	$850
Repurchase-agreements	31,007	32,981
	$80,989	$33,831

(Dollar amounts in thousands)	2016	2015
Average amount outstanding	$37,949	$32,617
Maximum amount outstanding at a month end	80,989	84,819
Average interest rate during year	0.35%	0.21%
Interest rate at year-end	0.64%	0.23%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2016
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,238	$9,495	$9,516	$758	$31,007

	December 31, 2015
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,420	$11,049	$10,794	$718	$32,981

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2016 and 2015 are summarized as follows:

(Dollar amounts in thousands)	2016	2015
FHLB advances	$132	$12,677

The aggregate minimum annual retirements of other borrowings are as follows:

2017	$132
2018	—
2019	—
2020	—
2021	—
Thereafter	—
$132

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. The advances from the FHLB of $132 thousand at December 31, 2016, and $12.7 million, including $12.5 million at December 31, 2015 contractually due and a purchase premium of $223 thousand, accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.5% to 6.6% in 2016 and 0.6% to 6.6% in 2015. The advances are due at various dates through August 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $57.1 million at December 31, 2016, and $70.3 million at December 31, 2015, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $169.2 million at year end

2016. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2016	2015	2014
Federal:
Currently payable	$15,514	$9,890	$9,388
Deferred	1,326	(774)	2,120
	16,840	9,116	11,508
State:
Currently payable	2,857	1,426	1,928
Deferred	186	(150)	753
	3,043	1,276	2,681
TOTAL	$19,883	$10,392	$14,189

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2016	2015	2014
Federal income taxes computed at the statutory rate	$20,403	$14,206	$16,786
Add (deduct) tax effect of:
Tax exempt income	(3,992)	(4,047)	(4,016)
Non-deductible insurance brokerage goodwill	1,797	—	—
ESOP dividend deduction	(47)	(164)	(284)
State tax, net of federal benefit	1,978	829	1,743
Affordable housing credits	(148)	(148)	(148)
Other, net	(108)	(284)	108
TOTAL	$19,883	$10,392	$14,189

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

(Dollar amounts in thousands)	2016	2015
Deferred tax assets:
Other than temporary impairment	$5,397	$5,411
Net unrealized losses on retirement plans	8,576	12,007
Net unrealized losses on securities available for sale	719	—
Loan loss provisions	7,318	7,755
Deferred compensation	5,881	6,257
Compensated absences	832	917
Post-retirement benefits	2,043	2,026
Deferred loss on acquisition	1,111	1,177
Other	3,119	2,887
GROSS DEFERRED ASSETS	34,996	38,437
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	—	(5,234)
Depreciation	(2,778)	(2,632)
Mortgage servicing rights	(486)	(539)
Pensions	(65)	(424)
Intangibles	(3,015)	(2,283)
Other	(3,180)	(2,863)
GROSS DEFERRED LIABILITIES	(9,524)	(13,975)
NET DEFERRED TAX ASSETS	$25,472	$24,462
Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2016	2015	2014
Balance at January 1	$513	$589	$676
Additions based on tax positions related to the current year	288	68	72
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(103)	(144)	(159)
Balance at December 31	$698	$513	$589

Of this total, $698 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2016, 2015 and 2014 was an expense increase of $4, and a decrease of $17 and $21, respectively. The amount accrued for interest and penalties at December 31, 2016, 2015 and 2014 was $31, $27 and $44, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2013.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2016	2015
Home Equity	$55,362	$52,711
Commercial Operating Lines	268,577	259,019
Other Commitments	66,408	53,026
TOTAL	$390,347	$364,756
Commercial letters of credit	$5,673	$7,195

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 3.25% to 7.00% in 2016. In 2015 this range of rates was from 3.25% to 6.50%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $21.3 and $21.3 million at December 31, 2016 and 2015. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $0.6 million and $1.2 million at December 31, 2016 and 2015.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $2.70 million, $1.84 million and $3.24 million in 2016, 2015 and 2014. The Corporation contributed $1.36 million, $1.29 million and $1.25 million to the ESOP in 2016, 2015 and 2014. There were contributions of $872 thousand, $746 thousand and $716 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2016, 2014 and 2014 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2016	2015	2014
Service cost - benefits earned	$1,882	$2,153	$2,040
Interest cost on projected benefit obligation	3,729	3,516	3,756
Loss due to settlement	—	—	2,676
Expected return on plan assets	(3,429)	(3,452)	(3,794)
Net amortization and deferral	1,936	2,065	750
Net periodic pension cost	4,118	4,282	5,428
Net loss (gain) during the period	(6,150)	(1,894)	23,111
Adjustment to loss due to settlement	—	—	(2,676)
Settlement	—	—	(7,148)
Amortization of prior service cost	(1)	(1)	9
Amortization of unrecognized gain (loss)	(1,935)	(2,064)	(759)
Total recognized in other comprehensive (income) loss	(8,086)	(3,959)	12,537
Total recognized net periodic pension cost and other comprehensive income	$(3,968)	$323	$17,965

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.2 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$90,855	$98,135
Service cost	1,882	2,153
Interest cost	3,729	3,516
Actuarial (gain) loss	2,839	(8,802)
Benefits paid	(6,072)	(4,147)
Benefit obligation at December 31	93,233	90,855
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	60,602	62,565
Actual return on plan assets	12,418	(205)
Employer contributions	3,184	2,389
Benefits paid	(6,072)	(4,147)
Fair value of plan assets at December 31	70,132	60,602
Funded status at December 31 (plan assets less benefit obligation)	$(23,101)	$(30,253)

Amounts recognized in accumulated other comprehensive income at December 31, 2016 and 2015 consist of:

(Dollar amounts in thousands)	2016	2015
Net loss (gain)	$21,459	$29,544
Prior service cost (credit)	4	5
	$21,463	$29,549

The accumulated benefit obligation for the defined benefit pension plan was $88.5 million and $85.1 million at year-end
2016 and 2015.

Principal assumptions used to determine pension benefit obligation at year end:	2016	2015
Discount rate	4.14%	4.34%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2016	2015
Discount rate	4.34%	3.95%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2016 and 2015 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2016	2016	2016	2015	2016	2015
Equity securities	25-75%	95-99%	68%	63%	99%	100%
Debt securities	0-50%	0-0%	29%	35%	—%	—%
Other	0-20%	0-5%	3%	2%	1%	—%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2016 and 2015, by asset category, is as follows:

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$51,170	$51,170	$—	$—
Debt securities	11,566	—	11,566	—
Investment Funds	7,396	7,396	—	—
Total plan assets	$70,132	$58,566	$11,566	$—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$44,052	$44,052	$—	$—
Debt securities	14,264	—	14,264	—
Investment Funds	2,286	2,286	—	—
Total plan assets	$60,602	$46,338	$14,264	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $26.7 million (38 percent of total plan assets) and $20.4 million (34 percent of total plan assets) at December 31, 2016 and 2015, respectively. In addition the ESOP for non plan participants holds an estimated $4.1 million and $2.1 million of First Financial Corporation stock at December 31, 2016 and December 31, 2015 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $2.5 million to its pension plan and $858 thousand to its ESOP in 2016.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2017	$5,424
2018	5,540
2019	5,817
2020	5,945
2021	6,138
2022-2026	33,729

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $418 thousand in 2016 and $437 thousand in 2015 and $268 thousand in 2014.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2016	2015	2014
Net loss (gain) during the period	$(511)	$(255)	$932
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(57)	(88)	(7)
Total recognized in other comprehensive (income) loss	$(568)	$(343)	$925

The Corporation has $3.6 million and $3.7 million recognized in the balance sheet as a liability at December 31, 2016 and 2015. Amounts in accumulated other comprehensive income consist of $332 thousand net loss at December 31, 2016 and $900 thousand net loss at December 31, 2015. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $3 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2017	$—
2018	159
2019	312
2020	305
2021	298
2022-2026	1,409

Post-retirement medical benefits —

The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2016 and 2015 are as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$4,383	$4,559
Service cost	55	63
Interest cost	186	173
Plan participants' contributions	69	57
Actuarial (gain) loss	(144)	(200)
Benefits paid	(273)	(269)
Benefit obligation at December 31	$4,276	$4,383
Funded status at December 31	$4,276	$4,383

Amounts recognized in accumulated other comprehensive income consist of a net loss of $174 thousand at December 31, 2016 and $318 thousand net loss at December 31, 2015. The post-retirement benefits paid in 2016 and 2015 of $273 thousand and $269 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2016	2015
Discount rate	4.14%	4.34%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2016	2015

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Service cost	$55	$63	$53
Interest cost	186	173	175
Amortization of transition obligation	—	—	—
Recognized actuarial loss	—	—	—
Net periodic benefit cost	241	236	228
Net loss (gain) during the period	(144)	(200)	456
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive income (loss)	(144)	(200)	456
Total recognized net periodic benefit cost and other comprehensive income	$97	$36	$684

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$1	$1
Effect on post-retirement benefit obligation	28	25

Contributions — The Corporation expects to contribute $260 thousand to its other post-retirement benefit plan in 2016.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2017	$260
2018	262
2019	263
2020	270
2021	262
2022-2026	1,360

16.	STOCK BASED COMPENSATION:

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

During the first quarter of 2016 and 2015, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the closing price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 132,507 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 567,493 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $684 thousand, $684 thousand and $1.0 million in 2016, 2015 and 2014, respectively.

		2016		2015
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	20,466	33.26	22,084	31.63
Granted during the year	20,943	32.35	19,683	33.87
Vested during the year	(20,885)	32.76	(21,301)	32.13
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	20,524	32.83	20,466	33.26

As of December 31, 2016 and 2015, there was $674 thousand and $680 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2016 and 2015 was $1.1 million and $723 thousand, respectively.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2016 and 2015.

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	(10,109)	4,151	(5,958)
Amounts reclassified from accumulated other comprehensive income	(21)	1,216	1,195
Net current period other comprehensive income (loss)	(10,130)	5,367	(4,763)
Ending balance, December 31	$(1,077)	$(13,087)	$(14,164)

	Unrealized
	gains and	2015
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$10,278	$(24,807)	$(14,529)
Change in other comprehensive income before reclassification	(1,214)	1,433	219
Amounts reclassified from accumulated other comprehensive income	(11)	4,920	4,909
Net current period other comprehensive income (loss)	(1,225)	6,353	5,128
Ending balance, December 31	$9,053	$(18,454)	$(9,401)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	12/31/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$5,855	$(8,873)	$(3,018)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,198	(1,257)	1,941
Total unrealized gain (loss) on securities available-for-sale	$9,053	$(10,130)	$(1,077)
Unrealized loss on retirement plans	(18,454)	5,367	(13,087)
TOTAL	$(9,401)	$(4,763)	$(14,164)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2015	Change	12/31/2015
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$7,164	$(1,309)	$5,855
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,114	84	3,198
Total unrealized gain (loss) on securities available-for-sale	$10,278	$(1,225)	$9,053
Unrealized loss on retirement plans	(24,807)	6,353	(18,454)
TOTAL	$(14,529)	$5,128	$(9,401)

	Balance as of December 31, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$34	Net securities gains (losses)
on available-for-sale	(13)	Income tax expense
securities	$21	Net of tax

Amortization of	$(1,992)	(a)
retirement plan items	776	Income tax expense
	$(1,216)	Net of tax
Total reclassifications for the period	$(1,195)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance as of December 31, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$11	Net of tax

Amortization of	$(8,066)	(a)
retirement plan items	3,146	Income tax expense
	$(4,920)	Net of tax
Total reclassifications for the period	$(4,909)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance at December 31, 2014
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(3)	Net securities gains (losses)
on available-for-sale	1	Income tax expense
securities	$(2)	Net of tax

Amortization of	$(756)	(a)
retirement plan items	295	Income tax expense
	$(461)	Net of tax
Total reclassifications for the period	$(463)	Net of tax

(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

18.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2016, approximately $52.8 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel lll rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel lll rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2016 and 2015, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2016 and 2015.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2016	$411,713	18.26%	$194,435	8.625%	N/A	N/A
Corporation – 2015	$398,903	18.62%	$171,346	8.00%	N/A	N/A
First Financial Bank – 2016	384,522	17.64%	188,003	8.625%	217,974	10.00%
First Financial Bank – 2015	372,922	18.05%	165,261	8.00%	206,576	10.00%
Common equity tier I capital
Corporation – 2016	$392,939	17.43%	$115,534	5.125%	N/A	N/A
Corporation – 2015	$378,957	17.69%	$96,382	4.50%	N/A	N/A
First Financial Bank – 2016	368,797	16.92%	111,712	5.125%	141,683	6.50%
First Financial Bank – 2015	355,853	17.23%	92,959	4.50%	134,274	6.50%
Tier I risk-based capital
Corporation – 2016	$392,939	17.43%	$149,348	6.625%	N/A	N/A
Corporation – 2015	$378,957	17.69%	$128,509	6.00%	N/A	N/A
First Financial Bank – 2016	368,797	16.92%	144,408	6.625%	174,379	8.00%
First Financial Bank – 2015	355,853	17.23%	123,945	6.00%	165,261	8.00%
Tier I leverage capital
Corporation – 2016	$392,939	13.39%	$117,376	4.00%	N/A	N/A
Corporation – 2015	$378,957	12.92%	$117,352	4.00%	N/A	N/A
First Financial Bank – 2016	368,797	12.82%	115,047	4.00%	143,809	5.00%
First Financial Bank – 2015	355,853	12.50%	113,888	4.00%	142,360	5.00%

19.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2016 and 2015, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2016, are as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015
ASSETS
Cash deposits in affiliated banks	$2,765	$1,782
Investments in subsidiaries	416,024	413,117
Land and headquarters building, net	5,388	5,588
Other	—	12
Total Assets	$424,177	$420,499
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	$6,104	$6,243
Other liabilities	3,678	3,940
TOTAL LIABILITIES	9,782	10,183
Shareholders' Equity	414,395	410,316
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$424,177	$420,499

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Dividends from subsidiaries	$31,781	$19,397	$26,530
Other income	722	795	724
Other operating expenses	(2,581)	(2,314)	(2,747)
Income before income taxes and equity in undistributed earnings of subsidiaries	29,922	17,878	24,507
Income tax benefit	821	815	1,156
Income before equity in undistributed earnings of subsidiaries	30,743	18,693	25,663
Equity in undistributed earnings of subsidiaries	7,670	11,503	8,109
Net income	$38,413	$30,196	$33,772

Comprehensive income	$33,650	$35,324	$33,212

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,413	$30,196	$33,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	203	196
Equity in undistributed earnings	(7,670)	(11,503)	(8,109)
Contribution of shares to ESOP	1,361	1,294	1,253
Restricted stock compensation	684	684	1,072
Increase (decrease) in other liabilities	(262)	(1,524)	(473)
(Increase) decrease in other assets	12	188	155
NET CASH FROM OPERATING ACTIVITIES	32,738	19,538	27,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	—	(65)	(1,299)
NET CASH FROM INVESTING ACTIVITIES	—	(65)	(1,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(19,396)	(8,698)	(14,633)
Dividends paid	(12,359)	(12,632)	(12,949)
NET CASH FROM FINANCING ACTIVITES	(31,755)	(21,330)	(27,582)
NET (DECREASE) INCREASE IN CASH	983	(1,857)	(1,015)
CASH, BEGINNING OF YEAR	1,782	3,639	4,654
CASH, END OF YEAR	$2,765	$1,782	$3,639
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$18,739	$12,869	$9,354

20.	SELECTED QUARTERLY DATA (UNAUDITED):

	2016
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	1. Net Income	Net Income Per Share
March 31	$27,201	$1,044	$26,157	$835	$13,675	$1.08
June 30	$27,150	$1,091	$26,059	$435	$8,232	$0.68
September 30	$27,450	$1,099	$26,351	$1,091	$8,162	$0.67
December 31	$27,579	$1,173	$26,406	$939	$8,344	$0.69

	2015
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$27,078	$1,083	$25,995	$1,450	$7,761	$0.60
June 30	$26,977	$1,053	$25,924	$1,150	$6,923	$0.54
September 30	$27,603	$1,027	$26,576	$1,050	$8,398	$0.65
December 31	$27,018	$1,006	$26,012	$1,050	$7,114	$0.56
1. The first quarter of 2016 included the gain on sale of certain assets and liabilities of the insurance brokerage operations that resulted in an after-tax gain of $5.75 million.

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2016 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2016 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2016 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	567,493
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	567,493

(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).

(2)	Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.

(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2016 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2016 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2016 and 2015
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows—Years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2016, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed September 6, 2016.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated December 27, 2016, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 24, 2017.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 27, 2016, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 24, 2017.
10.15*	Employment Agreement for Steven H. Holliday, dated December 27, 2016, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed January 24, 2017.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 27, 2016, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed January 24, 2017.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date:	March 9, 2017	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 9, 2017
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 9, 2017
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 9, 2017
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 9, 2017
Thomas T. Dinkel, Director

/s/ Anton H. George	March 9, 2017
Anton H. George, Director

/s/ Gregory L. Gibson	March 9, 2017
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 9, 2017
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 9, 2017
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 9, 2017
Virginia L. Smith, Director

/s/ William J. Voges	March 9, 2017
William J. Voges, Director

/s/ William R. Krieble	March 9, 2017
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2016, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.