Form 10-Q
period 2017-03-31
FIRST FINANCIAL CORP /IN/
filed 2017-05-05
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

As of May 1, 2017, the registrant had outstanding 12,223,750 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$50,522	$75,012
Federal funds sold	5,000	6,952
Securities available-for-sale	855,681	853,725
Loans:
Commercial	1,102,672	1,106,182
Residential	420,963	423,911
Consumer	308,196	305,881
	1,831,831	1,835,974
(Less) plus:
Net deferred loan costs	3,062	3,206
Allowance for loan losses	(19,395)	(18,773)
	1,815,498	1,820,407
Restricted stock	10,369	10,359
Accrued interest receivable	12,099	12,311
Premises and equipment, net	48,566	49,240
Bank-owned life insurance	84,040	83,737
Goodwill	34,355	34,355
Other intangible assets	1,983	2,109
Other real estate owned	2,294	2,531
Other assets	36,878	37,789
TOTAL ASSETS	$2,957,285	$2,988,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$417,251	$564,092
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	45,193	43,759
Other interest-bearing deposits	1,975,568	1,820,675
	2,438,012	2,428,526
Short-term borrowings	35,821	80,989
FHLB advances	132	132
Other liabilities	56,512	64,485
TOTAL LIABILITIES	2,530,477	2,574,132

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,595,320 in 2017 and 14,578,758 in 2016
Outstanding shares-12,223,750 in 2017 and 12,216,712 in 2016	1,820	1,820
Additional paid-in capital	74,701	74,525
Retained earnings	431,195	421,826
Accumulated other comprehensive loss	(10,793)	(14,164)
Less: Treasury shares at cost-2,371,570 in 2017 and 2,362,046 in 2016	(70,115)	(69,612)
TOTAL SHAREHOLDERS’ EQUITY	426,808	414,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,957,285	$2,988,527
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$21,941	$21,184
Securities:
Taxable	3,757	3,831
Tax-exempt	1,827	1,822
Other	321	364
TOTAL INTEREST INCOME	27,846	27,201
INTEREST EXPENSE:
Deposits	1,275	987
Short-term borrowings	44	23
Other borrowings	20	34
TOTAL INTEREST EXPENSE	1,339	1,044
NET INTEREST INCOME	26,507	26,157
Provision for loan losses	1,596	835
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	24,911	25,322
NON-INTEREST INCOME:
Trust and financial services	1,317	1,334
Service charges and fees on deposit accounts	2,777	2,504
Other service charges and fees	3,185	3,000
Securities gains/(losses), net	2	3
Insurance commissions	22	2,272
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	13,021
Gain on sales of mortgage loans	327	404
Other	3,419	(172)
TOTAL NON-INTEREST INCOME	11,049	22,366
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,376	13,595
Occupancy expense	1,768	1,731
Equipment expense	1,797	1,837
FDIC Expense	233	451
Other	5,403	5,733
TOTAL NON-INTEREST EXPENSE	22,577	23,347
INCOME BEFORE INCOME TAXES	13,383	24,341
Provision for income taxes	4,014	10,666
NET INCOME	9,369	13,675
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/losses on securities, net of reclassifications and taxes	3,188	4,039
Change in funded status of post retirement benefits, net of taxes	183	304
COMPREHENSIVE INCOME	$12,740	$18,018
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.77	$1.08
Weighted average number of shares outstanding (in thousands)	12,217	12,646
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2017, and 2016
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	13,675	—	—	13,675
Other comprehensive income	—	—	—	4,342	—	4,342
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (495,606 shares)	—	—	$—	$—	(16,592)	(16,592)
Balance, March 31, 2016	$1,818	$73,566	$409,308	$(5,059)	$(67,721)	$411,912

Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	9,369	—	—	9,369
Other comprehensive income	—	—	—	3,371	—	3,371
Omnibus Equity Incentive Plan	—	176	—	—	—	176
Treasury shares purchased (9,524 shares)	—	—	—	—	(503)	(503)
Balance, March 31, 2017	$1,820	$74,701	$431,195	$(10,793)	$(70,115)	$426,808
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,369	$13,675
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	897	820
Provision for loan losses	1,596	835
Securities (gains) losses	(2)	(3)
(Gain) loss on sale of other real estate	4	80
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	(13,021)
Restricted stock compensation	176	171
Depreciation and amortization	1,145	1,283
Other, net	(2,753)	9,251
NET CASH FROM OPERATING ACTIVITIES	10,432	13,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	783	1,445
Calls, maturities and principal reductions on securities available-for-sale	34,434	31,369
Purchases of securities available-for-sale	(33,025)	(20,213)
Loans made to customers, net of repayment	3,218	(468)
Purchase of restricted stock	(10)	—
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	—	17,094
Proceeds from sales of other real estate owned	366	336
Net change in federal funds sold	1,952	3,371
Additions to premises and equipment	(345)	(966)
NET CASH FROM INVESTING ACTIVITIES	7,373	31,968
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	9,484	(41,730)
Net change in short-term borrowings	(45,168)	(2,715)
Maturities of other borrowings	(25,000)	(3,200)
Proceeds from other borrowings	25,000	2,850
Purchase of treasury stock	(503)	(16,592)
Dividends paid	(6,108)	(6,242)
NET CASH FROM FINANCING ACTIVITIES	(42,295)	(67,629)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,490)	(22,570)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	75,012	88,695
CASH AND DUE FROM BANKS, END OF PERIOD	$50,522	$66,125
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2017 and 2016 consolidated financial statements are unaudited. The December 31, 2016 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2016 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. In 2017 and 2016, 16,562 and 20,943 shares were awarded, respectively. These shares had a grant date value of $773 thousand and $677 thousand for 2017 and 2016, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	(514)	51	1,593	466	1,596
Loans charged -off	(418)	(261)	(1,595)	—	(2,274)
Recoveries	578	153	569	—	1,300
Ending Balance	$9,377	$1,496	$6,334	$2,188	$19,395

Allowance for Loan Losses:	March 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(275)	125	787	198	835
Loans charged -off	(267)	(239)	(1,134)	—	(1,640)
Recoveries	228	49	508	—	785
Ending Balance	$11,168	$1,769	$5,106	$1,883	$19,926

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2017 and December 31, 2016.

Allowance for Loan Losses	March 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$160	$68	$—	$—	$228
Collectively evaluated for impairment	9,217	1,428	6,334	2,188	19,167
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,377	$1,496	$6,334	$2,188	$19,395

Loans:	March 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$6,335	$528	$—	$6,863
Collectively evaluated for impairment	1,100,312	421,552	309,404	1,831,268
Acquired with deteriorated credit quality	1,970	—	—	1,970
Ending Balance	$1,108,617	$422,080	$309,404	$1,840,101

Allowance for Loan Losses:	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	242	89	—	—	331
Collectively evaluated for impairment	9,489	1,464	5,767	1,722	18,442
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

Loans	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,051	549	—	8,600
Collectively evaluated for impairment	1,101,269	423,099	307,226	1,831,594
Acquired with deteriorated credit quality	3,415	1,431	—	4,846
Ending Balance	$1,112,735	$425,079	$307,226	$1,845,040

The following tables present loans individually evaluated for impairment by class of loans.

			March 31, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,089	$1,089	$—	$1,135	$—	$—
Farmland	—	—	—	413	—	—
Non Farm, Non Residential	3,013	3,013	—	3,005	—	—
Agriculture	505	370	—	429	—	—
All Other Commercial	1,338	1,338	—	1,353	—	—
Residential
First Liens	25	25	—	25	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	525	525	160	531	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	329	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	503	503	68	514	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$6,998	$6,863	$228	$7,734	$—	$—

			December 31, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,181	$1,181	$—	$981	$—	$—
Farmland	826	826	—	770	—	—
Non Farm, Non Residential	3,368	2,996	—	3,096	—	—
Agriculture	622	487	—	351	—	—
All Other Commercial	1,367	1,367	—	1,477	—	—
Residential
First Liens	25	25	—	27	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	537	537	36	819	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	657	657	206	1,016		—
Agriculture	—	—	—	114	—	—
All Other Commercial	—	—	—	45	—	—
Residential
First Liens	524	524	89	647	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,107	$8,600	$331	$9,343	$—	$—

	Three Months Ended March 31, 2016
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,143	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	3,178	—	—
Agriculture	—	—	—
All Other Commercial	1,599	—	—
Residential
First Liens	29	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	799	—	—
Farmland	—	—	—
Non Farm, Non Residential	1,296	—	—
Agriculture	—	—	—
All Other Commercial	113	—	—
Residential
First Liens	779	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$8,936	$—	$—

The tables below presents the recorded investment in non-performing loans.

	March 31, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$—	$3	$337	$2,155
Farmland	—	—	—	104
Non Farm, Non Residential	—	3	2,960	311
Agriculture	—	—	—	595
All Other Commercial	—	—	—	1,352
Residential
First Liens	143	3,384	753	5,024
Home Equity	—	—	—	271
Junior Liens	—	—	—	230
Multifamily	—	—	—	—
All Other Residential	12	—	—	91
Consumer
Motor Vehicle	336	47	—	211
All Other Consumer	21	164	574	762
TOTAL	$512	$3,601	$4,624	$11,106

	December 31, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	Nonaccrual
Commercial
Commercial & Industrial	$45	$3	$383	$2,405
Farmland	—	—	—	978
Non Farm, Non Residential	—	60	2,941	1,027
Agriculture	—	—	—	744
All Other Commercial	—	—	—	1,380
Residential
First Liens	276	3,525	995	5,496
Home Equity	—	—	—	285
Junior Liens	55	—	—	202
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	293	60	—	140
All Other Consumer	—	150	517	741
TOTAL	$669	$3,798	$4,836	$13,492

There were $24 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at March 31, 2017 and there were $80 thousand at December 31, 2016. There were $85 thousand of covered loans included in non-accrual loans at March 31, 2017 and there were $112 thousand at December 31, 2016. There were no covered loans at March 31, 2017 or December 31, 2016 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$408	$72	$1,137	$1,617	$488,548	$490,165
Farmland	41	966	—	1,007	107,127	108,134
Non Farm, Non Residential	—	42	69	111	191,868	191,979
Agriculture	79	—	370	449	136,568	137,017
All Other Commercial	—	—	19	19	181,303	181,322
Residential
First Liens	3,004	465	1,065	4,534	258,244	262,778
Home Equity	127	5	12	144	34,841	34,985
Junior Liens	178	59	143	380	37,854	38,234
Multifamily	—	—	—	—	73,407	73,407
All Other Residential	61	—	13	74	12,602	12,676
Consumer
Motor Vehicle	2,396	383	374	3,153	282,782	285,935
All Other Consumer	74	8	24	106	23,363	23,469
TOTAL	$6,368	$2,000	$3,226	$11,594	$1,828,507	$1,840,101

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$370	$114	$1,199	$1,683	$474,406	$476,089
Farmland	235	22	46	303	110,897	111,200
Non Farm, Non Residential	153	—	215	368	195,120	195,488
Agriculture	246	—	467	713	151,059	151,772
All Other Commercial	15	—	—	15	178,171	178,186
Residential
First Liens	3,862	954	1,516	6,332	264,446	270,778
Home Equity	186	64	27	277	35,782	36,059
Junior Liens	271	—	224	495	36,912	37,407
Multifamily	—	—	—	—	67,799	67,799
All Other Residential	42	12	—	54	12,982	13,036
Consumer
Motor Vehicle	4,048	732	313	5,093	277,604	282,697
All Other Consumer	143	22	3	168	24,361	24,529
TOTAL	$9,571	$1,920	$4,010	$15,501	$1,829,539	$1,845,040

During the three months ended March 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	—	168	168
Charged Off	—	(33)	(23)	(56)
Payments	(84)	(346)	(89)	(519)
March 31,	$3,302	$4,068	$788	$8,158

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,584	$5,593	$683	$9,860
Added	—	80	88	168
Charged Off	—	(56)	(20)	(76)
Payments	(55)	(332)	(56)	(443)
March 31,	$3,529	$5,285	$695	$9,509

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2017 or 2016 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2017 and 2016 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations as of March 31, 2017 and has allocated $24 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at March 31, 2016. The Corporation has not committed to lend additional amounts as of March 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings. The charge-offs during the three months ended March 31, 2017 and 2016 were not of any restructurings that had taken place in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$443,015	$16,559	$22,812	$437	$6,066	$488,889
Farmland	96,199	6,256	4,208	—	31	106,694
Non Farm, Non Residential	170,406	5,101	16,077	—	—	191,584
Agriculture	109,224	14,404	10,978	—	288	134,894
All Other Commercial	170,558	383	8,047	76	1,547	180,611
Residential
First Liens	44,895	1,687	3,837	18	211,558	261,995
Home Equity	344	—	78	—	34,505	34,927
Junior Liens	1,786	83	369	25	35,882	38,145
Multifamily	73,150	—	—	—	103	73,253
All Other Residential	—	—	33	—	12,610	12,643
Consumer
Motor Vehicle	—	—	410	—	284,416	284,826
All Other Consumer	—	—	22	—	23,348	23,370
TOTAL	$1,109,577	$44,473	$66,871	$556	$610,354	$1,831,831

	December 31, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$427,262	$16,286	$25,177	$449	$5,730	$474,904
Farmland	95,115	8,300	5,238	—	532	109,185
Non Farm, Non Residential	172,739	5,745	16,601	—	—	195,085
Agriculture	121,983	13,885	12,301	—	1,366	149,535
All Other Commercial	163,492	596	10,058	76	3,251	177,473
Residential
First Liens	43,674	1,541	4,466	18	220,249	269,948
Home Equity	363	—	86	—	35,554	36,003
Junior Liens	1,826	85	401	26	34,977	37,315
Multifamily	66,133	1,430	15	—	65	67,643
All Other Residential	—	—	—	—	13,002	13,002
Consumer
Motor Vehicle	—	—	331	—	281,134	281,465
All Other Consumer	—	—	25	—	24,391	24,416
TOTAL	$1,092,587	$47,868	$74,699	$569	$620,251	$1,835,974

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,353	$43	$(170)	$13,226
Mortgage Backed Securities - residential	250,202	3,351	(1,999)	251,554
Mortgage Backed Securities - commercial	3	—	—	3
Collateralized mortgage obligations	359,080	1,304	(5,334)	355,050
State and municipal obligations	220,735	4,682	(1,562)	223,855
Collateralized debt obligations	9,061	2,932	—	11,993
TOTAL	$852,434	$12,312	$(9,065)	$855,681

	December 31, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,594	$32	$(377)	$13,249
Mortgage Backed Securities-residential	261,878	3,200	(4,073)	261,005
Mortgage Backed Securities-commercial	4	—	—	4
Collateralized mortgage obligations	353,499	1,021	(6,344)	348,176
State and municipal obligations	217,365	3,954	(2,396)	218,923
Collateralized debt obligations	9,181	4,411	(1,224)	12,368
TOTAL	$855,521	$12,618	$(14,414)	$853,725

Contractual maturities of debt securities at March 31, 2017 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$5,085	$5,118
Due after one but within five years	47,719	48,850
Due after five but within ten years	84,849	87,510
Due after ten years	105,496	107,596
	243,149	249,074
Mortgage-backed securities and collateralized mortgage obligations	609,285	606,607
TOTAL	$852,434	$855,681

There were $2 thousand in gross gains and no losses from investment sales realized by the Corporation for the three months ended March 31, 2017. For the three months ended March 31, 2016 there were $3 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,713	$(170)	$—	$—	$3,713	$(170)
Mortgage Backed Securities - Residential	$132,684	$(1,998)	$151	$(1)	$132,835	$(1,999)
Mortgage Backed Securities - Commercial	1	—	—	—	1	—
Collateralized mortgage obligations	161,147	(2,372)	81,569	(2,962)	242,716	(5,334)
State and municipal obligations	54,121	(1,562)	288	—	54,409	(1,562)
Total temporarily impaired securities	$351,666	$(6,102)	$82,008	$(2,963)	$433,674	$(9,065)

	December 31, 2016
	Less Than 12 Months		More Than 12 Months			Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$12,224	$(377)	$—	$—	$12,224	$(377)
Mortgage Backed Securities - Residential	$202,248	$(4,072)	$152	$(1)	$202,400	$(4,073)
Collateralized mortgage obligations	169,717	(3,086)	79,999	(3,258)	249,716	(6,344)
State and municipal obligations	72,852	(2,396)	—	—	72,852	(2,396)
Collateralized Debt Obligations	7,561	(1,224)	—	—	7,561	(1,224)
Total temporarily impaired securities	$464,602	$(11,155)	$80,151	$(3,259)	$544,753	$(14,414)

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

Gross unrealized losses on investment securities were $9.1 million as of March 31, 2017 and $14.4 million as of December 31, 2016. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There are three collateralized debt obligations securities with previously recorded OTTI but there is no OTTI in 2017 or 2016. During the quarter ended March 31, 2017, one of the obligations was called, resulting in the elimination of the OTTI associated with that obligation. A cash recovery of $3.1 million was received and recognized in non-interest income for the period as the book value of the security was previously written down to zero.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 59.37 to 64.12 while Moody Investor Service pricing ranges from 11.65 to 15.42, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2017	2016
Beginning balance	$13,974	$14,050
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	—	(55)
Amounts recognized for securities called during the period	(6,842)	—
Ending balance	$7,132	$13,995

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,226	$—	$13,226
Mortgage Backed Securities-residential	—	251,554	—	251,554
Mortgage Backed Securities-commercial	—	3	—	3
Collateralized mortgage obligations	—	355,050	—	355,050
State and municipal	—	220,175	3,680	223,855
Collateralized debt obligations	—	—	11,993	11,993
TOTAL	$—	$840,008	$15,673	$855,681
Derivative Assets		540
Derivative Liabilities		(540)

	December 31, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,249	$—	$13,249
Mortgage Backed Securities-residential	—	261,005	—	261,005
Mortgage Backed Securities-commercial	—	4	—	4
Collateralized mortgage obligations	—	348,176	—	348,176
State and municipal	—	214,713	4,210	218,923
Collateralized debt obligations	—	—	12,368	12,368
TOTAL	$—	$837,147	$16,578	$853,725
Derivative Assets		653
Derivative Liabilities		(653)

There were no transfers between Level 1 and Level 2 during 2017 and 2016.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and the year ended December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2017
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(255)	(255)
Transfers	—	—	—
Settlements	(530)	(120)	(650)
Ending balance, March 31	$3,680	$11,993	$15,673

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,066)	(2,066)
Purchases	—	—	—
Settlements	(515)	(441)	(956)
Ending balance, December 31	$4,210	$12,368	$16,578

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2017.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,294	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$800	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2016.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,531	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $800 thousand, after a valuation allowance of $228 thousand at March 31, 2017 and at a fair value of $1.4 million, net of a valuation allowance of $331 thousand at December 31, 2016. The impact to the provision for loan losses for the three months ended March 31, 2017 and for the 12 months ended December 31, 2016 was a $103 thousand decrease and a $523 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2017 with a value of $2.3 million was reduced $0.9 million for fair value adjustment. At March 31, 2017 other real estate owned was comprised of $1.9 million from commercial loans and $399 thousand from residential loans. Other real estate owned at December 31, 2016 with a value of $2.5 million was reduced $930 thousand for fair value adjustment. At December 31, 2016 other real estate owned was comprised of $2.0 million from commercial loans and $483 thousand from residential loans.

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
The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of March 31, 2017 and December 31, 2016, which are all considered Level 3.

March 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$525	$160	$365
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	503	68	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,028	$228	$800

December 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$537	$36	$501
Farmland	—	—	—
Non Farm, Non Residential	657	206	451
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	524	89	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,718	$331	$1,387

The carrying amounts and estimated fair value of financial instruments at March 31, 2017 and December 31, 2016, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$50,522	$19,539	$30,983	$—	$50,522
Federal funds sold	5,000	—	5,000	—	5,000
Securities available-for-sale	855,681	—	840,008	15,673	855,681
Restricted stock	10,369	n/a	n/a	n/a	n/a
Loans, net	1,815,498	—	—	1,831,597	1,831,597
Accrued interest receivable	12,099	—	3,926	8,173	12,099
Deposits	(2,438,012)	—	(2,437,831)	—	(2,437,831)
Short-term borrowings	(35,821)	—	(35,821)	—	(35,821)
Federal Home Loan Bank advances	(132)	—	(136)	—	(136)
Accrued interest payable	(313)	—	(313)	—	(313)

	December 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,012	$21,047	$53,965	$—	$75,012
Federal funds sold	6,952	—	6,952	—	6,952
Securities available-for-sale	853,725	—	837,147	16,578	853,725
Restricted stock	10,359	n/a	n/a	n/a	n/a
Loans, net	1,820,407	—	—	1,854,046	1,854,046
Accrued interest receivable	12,311	—	3,340	8,971	12,311
Deposits	(2,428,526)	—	(2,414,555)	—	(2,414,555)
Short-term borrowings	(80,989)	—	(80,989)	—	(80,989)
Federal Home Loan Bank advances	(132)	—	(137)	—	(137)
Accrued interest payable	(363)	—	(363)	—	(363)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2017	December 31, 2016
Federal Funds Purchased	$6,882	$49,982
Repurchase Agreements	28,939	31,007
	$35,821	$80,989

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
Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,647	$90	$267	$17,935	$28,939

	December 31, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,238	$9,495	$9,516	$758	$31,007

6.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2017	2016	2017	2016
Service cost	$358	$470	$13	$14
Interest cost	905	932	43	46
Expected return on plan assets	(985)	(857)	—	—
Amortization of transition obligation	—	—	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	301	484	—	—
Net Periodic Benefit Cost	$579	$1,029	$56	$60

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2.5 million and $858 thousand respectively to its Pension Plan and ESOP and $260 thousand to the Post Retirement Health Benefits Plan in 2017. Contributions of $369 thousand have been made to the Pension Plan thus far in 2017. Contributions of $55 thousand have been made through the first three months of 2017 for the Post Retirement Health Benefits plan. No contributions have been made in 2017 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2017 and 2016 there has been $452 thousand and $428 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The impact is not expected to be material on the financial statements of the provisions for ASU 2016-01.
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
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Corporation is assessing ASU 2017-04 but does not expect a significant impact on its accounting and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Corporation has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation is assessing ASU 2017-07 but does not expect a significant impact on its accounting and disclosures.
In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Corporation is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Corporation’s Consolidated Financial Statements.

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at March 31, 2017 and December 31, 2016 totaled $5.1 million and $5.1 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC until 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at March 31, 2017 and 2016 are shown in the following table:

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,442)	(1,430)	(2,872)
ASC 310-30 Loans, March 31,	$2,009	$—	$2,009

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(86)	(13)	(99)
ASC 310-30 Loans, March 31,	$4,036	$1,467	$5,503

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $13.0 million . The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $554 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities.

9.	Accumulated Other Comprehensive Income
The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

	Unrealized
	gains and	2017
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income before reclassification	3,189	—	3,189
Amounts reclassified from accumulated other comprehensive income	(1)	183	182
Net Current period other comprehensive other income	3,188	183	3,371
Ending balance, March 31,	$2,111	$(12,904)	$(10,793)

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	4,039	—	4,039
Amounts reclassified from accumulated other comprehensive income	(1)	304	303
Net Current period other comprehensive other income	4,038	304	4,342
Ending balance, March 31,	$13,091	$(18,150)	$(5,059)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	3/31/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$3,344	$326
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	(156)	1,785
Total unrealized loss on securities available-for-sale	$(1,077)	$3,188	$2,111
Unrealized loss on retirement plans	(13,087)	183	(12,904)
TOTAL	$(14,164)	$3,371	$(10,793)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	3/31/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$4,797	$10,880
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(759)	2,211
Total unrealized loss on securities available-for-sale	$9,053	$4,038	$13,091
Unrealized loss on retirement plans	(18,454)	304	(18,150)
TOTAL	$(9,401)	$4,342	$(5,059)

	Three Months Ended March 31, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$1	Net of tax

Amortization of	$301	(a) Salary and benefits
retirement plan items	(118)	Income tax expense
	$183	Net of tax
Total reclassifications for the period	$184	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$3	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$1	Net of tax

Amortization of	$507	(a) Salary and benefits
retirement plan items	(203)	Income tax expense
	$304	Net of tax
Total reclassifications for the period	$305	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2016 in the 10-K filed for the fiscal year ended December 31, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2016, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2016 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2017 was $9.4 million, compared to $13.7 million for the same period of 2016. The decrease was due to an after-tax gain on the sale of the Corporation’s insurance subsidiary of $5.84 million that occurred in first quarter 2016. Basic earnings per share decreased to $0.77 for the first quarter of 2017 compared to $1.08 for same period of 2016. Return on Assets and Return on Equity were 1.26% and 8.78% respectively, for the three months ended March 31, 2017 compared to 1.14% and 8.36% for the three months ended March 31, 2016.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $350 thousand in the three months ended March 31, 2017 to $26.5 million from $26.2 million in the same period in 2016. The net interest margin for the three months ended March 31, 2017 is 4.05% compared to 4.06% for the same period of 2016, a 0.25% decrease.

Non-Interest Income

     Non-interest income for the three months ended March 31, 2017 was $11.0 million compared to $22.4 million for the same period of 2016. The 2016 first quarter non-interest income included a $13.0 million gain on sale of the Corporation’s insurance subsidiary. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million. Service charges on deposits increased $273 thousand over the same period in 2016 and other service charges and fees increased $185 thousand.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2017 decreased by $770 thousand to $22.6 million compared to the same period in 2016. Salaries and employee benefits decreased $219 thousand. Additional savings were realized with reduced operating expenses for the Corporation's insurance subsidiary, which was sold in first quarter 2016.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $761 thousand to $1.6 million for first quarter of 2017 compared to $0.8 million for the same period of 2016. Net charge offs for the first quarter of 2017 were $974 thousand compared to $855 thousand for the same period of 2016. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first quarter of 2017 decreased from the same period in 2016 primarily due to the sale of certain assets and liabilities of the Forrest Sherer insurance operation in first quarter 2016 which eliminated the goodwill of $5.1 million from the original acquisition. That goodwill was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $19.7 million at March 31, 2017 compared to $22.7 million at December 31, 2016. Nonperforming loans decreased 16.5% to $19.7 million as of March 31, 2017 versus $23.6 million as of March 31, 2016. A summary of non-performing loans at March 31, 2017 and December 31, 2016 follows:

	(000's)
	March 31, 2017	December 31, 2016
Non-accrual loans	$11,106	$13,492
Accruing restructured loans	3,591	3,729
Nonaccrual restructured loans	4,567	4,836
Accruing loans past due over 90 days	453	610
	$19,717	$22,667
Ratio of the allowance for loan losses
as a percentage of non-performing loans	98.4%	82.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2017	December 31, 2016
Non-accrual loans
Commercial loans	$4,517	$6,534
Residential loans	5,616	6,077
Consumer loans	973	881
	$11,106	$13,492
Past due 90 days or more
Commercial loans	$—	$44
Residential loans	115	287
Consumer loans	338	279
	$453	$610

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2017. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.66% over the next 12 months and increase 5.34% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.98% over the next 12 months and decrease 6.95% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-3.74%	-9.65%	-14.32%
Down 100	-2.98	-6.95	-10.25
Up 100	1.66	5.34	9.29
Up 200	0.51	7.27	15.13
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $5.3 million of investments that mature throughout the next 12 months. The Corporation also anticipates $98.1 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $24.5 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these many sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2017 to the same period in 2016, loans, net of deferred loan costs, have remained stable at $1.8 billion. Deposits remained stable at $2.4 billion at March 31, 2017 from $2.4 billion at March 31, 2016. Shareholders' equity increased 3.6% or $14.9 million. This financial performance increased book value per share 4% to $34.92 at March 31,

2017 from $33.58 at March 31, 2016. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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
To meet adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 7.25 percent and a Total capital ratio of 9.25 percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. BHCs must have a minimum Tier 1 leverage ratio of at least 4.0 percent. National banks must maintain a Tier 1 leverage ratio of at least 5.0 percent to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. Below are the capital ratios for the Corporation and lead bank.
The phase in of the capital conservation buffer will have the minimum ratios for common equity Tier 1 capital at 7%, the Tier 1 capital at 8.5% and the total capital at 10.5% in 2019 when fully phased in. Currently the Corporation exceeds all of these minimums.

	March 31, 2017	December 31, 2016	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.78%	17.43%	N/A
First Financial Bank	17.13%	16.92%	6.50%
Total risk-based capital
Corporation	18.64%	18.26%	N/A
First Financial Bank	17.87%	17.64%	10.00%
Tier I risk-based capital
Corporation	17.78%	17.43%	N/A
First Financial Bank	17.13%	16.92%	8.00%
Tier I leverage capital
Corporation	13.63%	13.39%	N/A
First Financial Bank	13.08%	12.82%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2017 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2016 Form 10-K filed for December 31, 2016.

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
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2017	9,524	52.80	N/A	N/A
February 1-28, 2017	—	—	—	—
March 1-31, 2017	—	—	—	—
Total	9,524	52.80	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2017, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 29, 2017.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
10.13*	Employment Agreement for Norman D. Lowery, dated December 27, 2016, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 24, 2017.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 27, 2016, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 24, 2017.
10.15*	Employment Agreement for Steven H. Holliday, dated December 27, 2016, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed January 24, 2017.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 27, 2016, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed January 24, 2017.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 by Principal Executive Officer, dated May 5, 2017.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 by Principal Financial Officer, dated May 5, 2017.
32.1
Certification, dated May 5, 2017, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2017.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2017, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 5, 2017	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 5, 2017	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)