Form 10-Q
period 2017-06-30
FIRST FINANCIAL CORP /IN/
filed 2017-08-02
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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
Yes ☐ No ☒.

As of July 31, 2017, the registrant had outstanding 12,223,750 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$55,379	$75,012
Federal funds sold	—	6,952
Securities available-for-sale	851,577	853,725
Loans:
Commercial	1,107,658	1,106,182
Residential	429,827	423,911
Consumer	316,542	305,881
	1,854,027	1,835,974
(Less) plus:
Net deferred loan costs	3,003	3,206
Allowance for loan losses	(19,680)	(18,773)
	1,837,350	1,820,407
Restricted stock	10,369	10,359
Accrued interest receivable	11,564	12,311
Premises and equipment, net	48,296	49,240
Bank-owned life insurance	84,343	83,737
Goodwill	34,355	34,355
Other intangible assets	1,857	2,109
Other real estate owned	2,384	2,531
Other assets	37,214	37,789
TOTAL ASSETS	$2,974,688	$2,988,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$415,945	$564,092
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	42,820	43,759
Other interest-bearing deposits	1,968,958	1,820,675
	2,427,723	2,428,526
Short-term borrowings	51,880	80,989
FHLB advances	132	132
Other liabilities	60,499	64,485
TOTAL LIABILITIES	2,540,234	2,574,132

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,595,320 in 2017 and 14,578,758 in 2016
Outstanding shares-12,223,750 in 2017 and 12,216,712 in 2016	1,821	1,820
Additional paid-in capital	74,877	74,525
Retained earnings	433,435	421,826
Accumulated other comprehensive loss	(5,564)	(14,164)
Less: Treasury shares at cost-2,371,570 in 2017 and 2,362,046 in 2016	(70,115)	(69,612)
TOTAL SHAREHOLDERS’ EQUITY	434,454	414,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,974,688	$2,988,527
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$22,325	$21,271	$44,266	$42,455
Securities:
Taxable	3,630	3,694	7,387	7,525
Tax-exempt	1,843	1,818	3,670	3,640
Other	330	367	651	731
TOTAL INTEREST INCOME	28,128	27,150	55,974	54,351
INTEREST EXPENSE:
Deposits	1,471	1,030	2,746	2,017
Short-term borrowings	73	26	117	49
Other borrowings	24	35	44	69
TOTAL INTEREST EXPENSE	1,568	1,091	2,907	2,135
NET INTEREST INCOME	26,560	26,059	53,067	52,216
Provision for loan losses	1,040	435	2,636	1,270
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,520	25,624	50,431	50,946
NON-INTEREST INCOME:
Trust and financial services	1,149	1,292	2,466	2,626
Service charges and fees on deposit accounts	3,004	2,601	5,781	5,105
Other service charges and fees	3,114	3,149	6,299	6,149
Securities gains/(losses), net	15	10	17	13
Insurance commissions	36	33	58	2,305
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	—	—	13,021
Gain on sales of mortgage loans	393	481	720	885
Other	402	648	3,821	476
TOTAL NON-INTEREST INCOME	8,113	8,214	19,162	30,580
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,519	13,142	25,895	26,737
Occupancy expense	1,761	1,722	3,529	3,453
Equipment expense	1,835	1,808	3,632	3,645
FDIC Expense	228	403	461	854
Other	5,745	5,685	11,148	11,418
TOTAL NON-INTEREST EXPENSE	22,088	22,760	44,665	46,107
INCOME BEFORE INCOME TAXES	11,545	11,078	24,928	35,419
Provision for income taxes	3,193	2,846	7,207	13,512
NET INCOME	8,352	8,232	17,721	21,907
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	5,045	1,262	8,233	5,300
Change in funded status of post retirement benefits, net of taxes	184	304	367	608
COMPREHENSIVE INCOME	$13,581	$9,798	$26,321	$27,815
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.68	$0.68	$1.45	$1.76
Weighted average number of shares outstanding (in thousands)	12,224	12,236	12,221	12,441
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2017, and 2016
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2016	$1,818	$73,566	$409,308	$(5,059)	$(67,721)	$411,912
Net income	—	—	8,232	—	—	8,232
Other comprehensive income	—	—	—	1,566	—	1,566
Omnibus Equity Incentive Plan	—	171	—	—	—	171
Treasury shares purchased (72,174 shares)	—	—	$—	$—	(2,540)	(2,540)
Cash dividends, $.49 per share			$(6,117)			$(6,117)
Balance, June 30, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224

Balance, April 1, 2017	$1,820	$74,701	$431,195	$(10,793)	$(70,115)	$426,808
Net income	—	—	8,352	—	—	8,352
Other comprehensive income	—	—	—	5,229	—	5,229
Omnibus Equity Incentive Plan	1	176	—	—	—	177
Cash dividends, $.49 per share			$(6,112)			$(6,112)
Balance, June 30, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2017, and 2016
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	21,907	—	—	21,907
Other comprehensive income	—	—	—	5,908	—	5,908
Omnibus Equity Incentive Plan	1	341	—	—	—	342
Treasury shares purchased (567,780 shares)	—	—	—	—	(19,132)	(19,132)
Cash dividends, $.49 per share	—	—	(6,117)	—	—	(6,117)
Balance, June 30, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224

Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	17,721	—	—	17,721
Other comprehensive income	—	—	—	8,600	—	8,600
Omnibus Equity Incentive Plan	1	352	—	—	—	353
Treasury shares purchased (9,524 shares)	—	—	—	—	(503)	(503)
Cash dividends, $.49 per share	—	—	(6,112)	—	—	(6,112)
Balance, June 30, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,721	$21,907
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,812	1,746
Provision for loan losses	2,636	1,270
Securities (gains) losses	(17)	(13)
(Gain) loss on sale of other real estate	36	91
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	(13,021)
Restricted stock compensation	353	342
Depreciation and amortization	2,274	2,514
Other, net	(7,796)	(2,926)
NET CASH FROM OPERATING ACTIVITIES	17,019	11,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	783	—
Calls, maturities and principal reductions on securities available-for-sale	70,087	71,998
Purchases of securities available-for-sale	(57,468)	(50,743)
Loans made to customers, net of repayment	(20,025)	(40,671)
Purchase of restricted stock	(10)	(10)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	—	17,094
Proceeds from sales of other real estate owned	633	571
Net change in federal funds sold	6,952	4,315
Additions to premises and equipment	(1,078)	(996)
NET CASH FROM INVESTING ACTIVITIES	(126)	1,558
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(806)	(48,067)
Net change in short-term borrowings	(29,109)	28,416
Maturities of other borrowings	(50,000)	(6,050)
Proceeds from other borrowings	50,000	4,350
Purchase of treasury stock	(503)	(19,132)
Dividends paid	(6,108)	(6,242)
NET CASH FROM FINANCING ACTIVITIES	(36,526)	(46,725)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,633)	(33,257)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	75,012	88,695
CASH AND DUE FROM BANKS, END OF PERIOD	$55,379	$55,438
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2017 and 2016 consolidated financial statements are unaudited. The December 31, 2016 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2016 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. At the six months ended 2017 and 2016, 16,562 and 20,943 shares were awarded, respectively. These shares had a grant date value of $773 thousand and $677 thousand for 2017 and 2016, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,377	$1,496	$6,334	$2,188	$19,395
Provision for loan losses	917	(231)	817	(463)	1,040
Loans charged -off	(360)	(203)	(1,527)	—	(2,090)
Recoveries	289	452	594	—	1,335
Ending Balance	$10,223	$1,514	$6,218	$1,725	$19,680

Allowance for Loan Losses:	June 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,168	$1,769	$5,106	$1,883	$19,926
Provision for loan losses	(816)	(22)	749	524	435
Loans charged -off	(555)	(232)	(1,055)	—	(1,842)
Recoveries	447	80	458	—	985
Ending Balance	$10,244	$1,595	$5,258	$2,407	$19,504

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2017

Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	403	(180)	2,410	3	2,636
Loans charged -off	(778)	(464)	(3,122)	—	(4,364)
Recoveries	867	605	1,163	—	2,635
Ending Balance	$10,223	$1,514	$6,218	$1,725	$19,680

Allowance for Loan Losses:	June 30, 2016

Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(1,091)	103	1,536	722	1,270
Loans charged -off	(822)	(471)	(2,189)	—	(3,482)
Recoveries	675	129	966	—	1,770
Ending Balance	$10,244	$1,595	$5,258	$2,407	$19,504

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2017 and December 31, 2016.

Allowance for Loan Losses	June 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$359	$48	$—	$—	$407
Collectively evaluated for impairment	9,864	1,466	6,218	1,725	19,273
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,223	$1,514	$6,218	$1,725	$19,680

Loans:	June 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$6,865	$506	$—	$7,371
Collectively evaluated for impairment	1,104,804	430,487	317,753	1,853,044
Acquired with deteriorated credit quality	1,933	—	—	1,933
Ending Balance	$1,113,602	$430,993	$317,753	$1,862,348

Allowance for Loan Losses:	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	242	89	—	—	331
Collectively evaluated for impairment	9,489	1,464	5,767	1,722	18,442
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

Loans	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,051	549	—	8,600
Collectively evaluated for impairment	1,101,269	423,099	307,226	1,831,594
Acquired with deteriorated credit quality	3,415	1,431	—	4,846
Ending Balance	$1,112,735	$425,079	$307,226	$1,845,040

In the second quarter of 2017, the Corporation revised its historical loss period from four years to seven years as the Corporation believes the longer period is more appropriate as net charge-offs have been lower in recent years. The impact of this change was not material to the overall allowance for loan losses balance, however the unallocated portion was reduced by the change.

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$968	$968	$—	$1,079	$—	$—
Farmland	930	930	—	585	—	—
Non Farm, Non Residential	2,773	2,773	—	2,927	—	—
Agriculture	—	—	—	286	—	—
All Other Commercial	1,311	1,311	—	1,339	—	—
Residential
First Liens	23	23	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	513	513	154	525	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	219	—	—
Agriculture	571	370	205	123	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	483	483	48	503	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,572	$7,371	$407	$7,610	$—	$—

			December 31, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,181	$1,181	$—	$981	$—	$—
Farmland	826	826	—	770	—	—
Non Farm, Non Residential	3,368	2,996	—	3,096	—	—
Agriculture	622	487	—	351	—	—
All Other Commercial	1,367	1,367	—	1,477	—	—
Residential
First Liens	25	25	—	27	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	537	537	36	819	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	657	657	206	1,016		—
Agriculture	—	—	—	114	—	—
All Other Commercial	—	—	—	45	—	—
Residential
First Liens	524	524	89	647	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,107	$8,600	$331	$9,343	$—	$—

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:

Commercial & Industrial	$1,029	$—	$—	$1,079	$—	$—
Farmland	465	—	—	585	—	—
Non Farm, Non Residential	2,893	—	—	2,927	—	—
Agriculture	185	—	—	286	—	—
All Other Commercial	1,325	—	—	1,339	—	—
Residential
First Liens	24	—	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	519	—	—	525	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	219	—	—
Agriculture	185	—	—	123	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	493	—	—	503	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,118	$—	$—	$7,610	$—	$—

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$650	$—	$—	$841	$—	$—
Farmland	733	—	—	488	—	—
Non Farm, Non Residential	3,119	—	—	3,147	—	—
Agriculture	318	—	—	212	—	—
All Other Commercial	1,431	—	—	1,540	—	—
Residential
First Liens	28	—	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	797	—	—	864	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	1,153	—	—	1,240	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	75	—	—
Residential
First Liens	646	—	—	722	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$8,875	$—	$—	$9,157	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$3	$327	$1,928
Farmland	20	—	—	1,032
Non Farm, Non Residential	—	2	2,730	371
Agriculture	64	—	—	578
All Other Commercial	—	—	—	1,330
Residential
First Liens	748	3,464	806	4,573
Home Equity	14	—	—	272
Junior Liens	28	—	—	160
Multifamily	—	—	—	—
All Other Residential	13	—	—	86
Consumer
Motor Vehicle	298	16	—	233
All Other Consumer	—	166	540	692
TOTAL	$1,185	$3,651	$4,403	$11,255

Subsequent to June 30, 2017, the Corporation place a $2.8 million loan on nonaccrual that is not included in the table above.

	December 31, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$45	$3	$383	$2,405
Farmland	—	—	—	978
Non Farm, Non Residential	—	60	2,941	1,027
Agriculture	—	—	—	744
All Other Commercial	—	—	—	1,380
Residential
First Liens	276	3,525	995	5,496
Home Equity	—	—	—	285
Junior Liens	55	—	—	202
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	293	60	—	140
All Other Consumer	—	150	517	741
TOTAL	$669	$3,798	$4,836	$13,492

There were $121 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2017 and there were $80 thousand at December 31, 2016. There were $66 thousand of covered loans included in non-accrual loans at June 30, 2017 and there were $112 thousand at December 31, 2016. There were no covered loans at June 30, 2017 or December 31, 2016 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$605	$77	$938	$1,620	$461,790	$463,410
Farmland	678	2,309	950	3,937	105,852	109,789
Non Farm, Non Residential	152	—	—	152	203,835	203,987
Agriculture	287	—	434	721	147,025	147,746
All Other Commercial	1	—	19	20	188,650	188,670
Residential
First Liens	725	910	1,542	3,177	257,853	261,030
Home Equity	93	46	25	164	35,265	35,429
Junior Liens	235	145	100	480	37,730	38,210
Multifamily	—	—	—	—	83,053	83,053
All Other Residential	—	—	13	13	13,258	13,271
Consumer
Motor Vehicle	2,639	525	311	3,475	289,787	293,262
All Other Consumer	83	7	1	91	24,400	24,491
TOTAL	$5,498	$4,019	$4,333	$13,850	$1,848,498	$1,862,348

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$370	$114	$1,199	$1,683	$474,406	$476,089
Farmland	235	22	46	303	110,897	111,200
Non Farm, Non Residential	153	—	215	368	195,120	195,488
Agriculture	246	—	467	713	151,059	151,772
All Other Commercial	15	—	—	15	178,171	178,186
Residential
First Liens	3,862	954	1,516	6,332	264,446	270,778
Home Equity	186	64	27	277	35,782	36,059
Junior Liens	271	—	224	495	36,912	37,407
Multifamily	—	—	—	—	67,799	67,799
All Other Residential	42	12	—	54	12,982	13,036
Consumer
Motor Vehicle	4,048	732	313	5,093	277,604	282,697
All Other Consumer	143	22	3	168	24,361	24,529
TOTAL	$9,571	$1,920	$4,010	$15,501	$1,829,539	$1,845,040

During the three and six months ended June 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$3,302	$4,068	$788	$8,158
Added	—	227	41	268
Charged Off	—	(7)	(48)	(55)
Payments	(241)	(90)	(56)	(387)
June 30,	$3,061	$4,198	$725	$7,984

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	227	209	436
Charged Off	—	(40)	(71)	(111)
Payments	(325)	(436)	(145)	(906)
June 30,	$3,061	$4,198	$725	$7,984

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	3,529	5,285	695	9,509
Added	—	43	62	105
Charged Off	—	(125)	(6)	(131)
Payments	(76)	(170)	(82)	(328)
June 30,	3,453	5,033	669	9,155

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,584	5,593	683	9,860
Added	—	123	150	273
Charged Off	—	(181)	(26)	(207)
Payments	(131)	(502)	(138)	(771)
June 30,	3,453	5,033	669	9,155

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2017 or 2016 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and six months ended June 30, 2017 and 2016 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations as of June 30, 2017 and has allocated $7 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at June 30, 2016. The Corporation has not committed to lend additional amounts as of June 30, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2017 and 2016 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$423,394	$9,541	$21,668	$339	$7,123	$462,065
Farmland	89,607	9,108	9,511	—	11	108,237
Non Farm, Non Residential	185,767	2,924	14,858	—	—	203,549
Agriculture	117,685	12,637	15,358	—	384	146,064
All Other Commercial	177,635	372	7,869	—	1,867	187,743
Residential
First Liens	44,650	1,613	3,909	13	210,014	260,199
Home Equity	375	—	89	—	34,902	35,366
Junior Liens	1,750	81	328	101	35,869	38,129
Multifamily	82,793	—	—	—	101	82,894
All Other Residential	—	—	31	—	13,208	13,239
Consumer
Motor Vehicle	—	—	435	—	291,716	292,151
All Other Consumer	—	—	34	—	24,357	24,391
TOTAL	$1,123,656	$36,276	$74,090	$453	$619,552	$1,854,027

	December 31, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$427,262	$16,286	$25,177	$449	$5,730	$474,904
Farmland	95,115	8,300	5,238	—	532	109,185
Non Farm, Non Residential	172,739	5,745	16,601	—	—	195,085
Agriculture	121,983	13,885	12,301	—	1,366	149,535
All Other Commercial	163,492	596	10,058	76	3,251	177,473
Residential
First Liens	43,674	1,541	4,466	18	220,249	269,948
Home Equity	363	—	86	—	35,554	36,003
Junior Liens	1,826	85	401	26	34,977	37,315
Multifamily	66,133	1,430	15	—	65	67,643
All Other Residential	—	—	—	—	13,002	13,002
Consumer
Motor Vehicle	—	—	331	—	281,134	281,465
All Other Consumer	—	—	25	—	24,391	24,416
TOTAL	$1,092,587	$47,868	$74,699	$569	$620,251	$1,835,974

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$14,898	$50	$(141)	$14,807
Mortgage Backed Securities - residential	239,368	4,011	(819)	242,560
Mortgage Backed Securities - commercial	2	—	—	2
Collateralized mortgage obligations	353,334	1,811	(3,596)	351,549
State and municipal obligations	223,797	7,023	(444)	230,376
Collateralized debt obligations	8,953	3,330	—	12,283
TOTAL	$840,352	$16,225	$(5,000)	$851,577

	December 31, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,594	$32	$(377)	$13,249
Mortgage Backed Securities-residential	261,878	3,200	(4,073)	261,005
Mortgage Backed Securities-commercial	4	—	—	4
Collateralized mortgage obligations	353,499	1,021	(6,344)	348,176
State and municipal obligations	217,365	3,954	(2,396)	218,923
Collateralized debt obligations	9,181	4,411	(1,224)	12,368
TOTAL	$855,521	$12,618	$(14,414)	$853,725

Contractual maturities of debt securities at June 30, 2017 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,173	$6,222
Due after one but within five years	46,878	48,312
Due after five but within ten years	83,435	86,898
Due after ten years	111,162	116,034
	247,648	257,466
Mortgage-backed securities and collateralized mortgage obligations	592,704	594,111
TOTAL	$840,352	$851,577

There were $15 thousand and $17 thousand in gross gains and no losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016 there were $10 thousand and $13 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$5,777	$(141)	$—	$—	$5,777	$(141)
Mortgage Backed Securities - Residential	$70,455	$(819)	$94	$—	$70,549	$(819)
Mortgage Backed Securities - Commercial	1	—	—	—	1	—
Collateralized mortgage obligations	104,720	(1,489)	73,343	(2,107)	178,063	(3,596)
State and municipal obligations	23,345	(444)	—	—	23,345	(444)
Total temporarily impaired securities	$204,298	$(2,893)	$73,437	$(2,107)	$277,735	$(5,000)

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$12,224	$(377)	$—	$—	$12,224	$(377)
Mortgage Backed Securities - Residential	$202,248	$(4,072)	$152	$(1)	$202,400	$(4,073)
Collateralized mortgage obligations	169,717	(3,086)	79,999	(3,258)	249,716	(6,344)
State and municipal obligations	72,852	(2,396)	—	—	72,852	(2,396)
Collateralized Debt Obligations	7,561	(1,224)	—	—	7,561	(1,224)
Total temporarily impaired securities	$464,602	$(11,155)	$80,151	$(3,259)	$544,753	$(14,414)

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

Gross unrealized losses on investment securities were $5.0 million as of June 30, 2017 and $14.4 million as of December 31, 2016. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There are three collateralized debt obligations securities with previously recorded OTTI but there was no additional OTTI recorded in 2017 or 2016. During the quarter ended March 31, 2017, one of the obligations was partially called, resulting in the elimination of the OTTI associated with that obligation. A cash recovery of $3.1 million was received and recognized in non-interest income for the period as the book value of the security was previously written down to zero.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 61.8 to 65.41 while Moody Investor Service pricing ranges from 18.07 to 48.11, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Beginning balance	$7,132	$13,995	$13,974	$13,995
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	(21)		(21)
Reductions for securities called during the period	—	—	(6,842)	—
Ending balance	$7,132	$13,974	$7,132	$13,974

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$14,807	$—	$14,807
Mortgage Backed Securities-residential	—	242,560	—	242,560
Mortgage Backed Securities-commercial	—	2	—	2
Collateralized mortgage obligations	—	351,549	—	351,549
State and municipal	—	226,696	3,680	230,376
Collateralized debt obligations	—	—	12,283	12,283
TOTAL	$—	$835,614	$15,963	$851,577
Derivative Assets		526
Derivative Liabilities		(526)

	December 31, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,249	$—	$13,249
Mortgage Backed Securities-residential	—	261,005	—	261,005
Mortgage Backed Securities-commercial	—	4	—	4
Collateralized mortgage obligations	—	348,176	—	348,176
State and municipal	—	214,713	4,210	218,923
Collateralized debt obligations	—	—	12,368	12,368
TOTAL	$—	$837,147	$16,578	$853,725
Derivative Assets		653
Derivative Liabilities		(653)

There were no transfers between Level 1 and Level 2 during 2017 and 2016.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and the year ended December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2017
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$3,680	$11,993	$15,673
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	398	398
Transfers	—	—	—
Settlements	—	(108)	(108)
Ending balance, June 30	$3,680	$12,283	$15,963

	Six Months Ended June 30, 2017
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	143	143
Transfers	—	—	—
Settlements	(530)	(228)	(758)
Ending balance, June 30	$3,680	$12,283	$15,963

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,066)	(2,066)
Purchases	—	—	—
Settlements	(515)	(441)	(956)
Ending balance, December 31	$4,210	$12,368	$16,578

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2017.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	2.30%-5.45% 0%
Other real estate	$2,384	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$959	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2016.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,531	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $959 thousand, after a valuation allowance of $407 thousand at June 30, 2017 and at a fair value of $1.4 million, net of a valuation allowance of $331 thousand at December 31, 2016. The impact to the provision for loan losses for the three and six months ended June 30, 2017 and for the 12 months ended December 31, 2016 was a $179 thousand increase, a $76 thousand increase, and a $523 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2017 with a value of $2.4 million was reduced $903 thousand for fair value adjustment. At June 30, 2017 other real estate owned was comprised of $1.9 million from commercial loans and $472 thousand from residential loans. Other real estate owned at December 31, 2016 with a value of $2.5 million was reduced $930 thousand for fair value adjustment. At December 31, 2016 other real estate owned was comprised of $2.0 million from commercial loans and $483 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of June 30, 2017 and December 31, 2016, which are all considered Level 3.

June 30, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$513	$154	$359
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	370	205	165
All Other Commercial	—	—	—
Residential
First Liens	483	48	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,366	$407	$959

December 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$537	$36	$501
Farmland	—	—	—
Non Farm, Non Residential	657	206	451
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	524	89	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,718	$331	$1,387

The carrying amounts and estimated fair value of financial instruments at June 30, 2017 and December 31, 2016, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$55,379	$18,860	$36,519	$—	$55,379
Securities available-for-sale	851,577	—	835,614	15,963	851,577
Restricted stock	10,369	n/a	n/a	n/a	n/a
Loans, net	1,837,350	—	—	1,851,920	1,851,920
Accrued interest receivable	11,564	—	3,522	8,042	11,564
Deposits	(2,427,723)	—	(2,427,396)	—	(2,427,396)
Short-term borrowings	(51,880)	—	(51,880)	—	(51,880)
Federal Home Loan Bank advances	(132)	—	(136)	—	(136)
Accrued interest payable	(327)	—	(327)	—	(327)

	December 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,012	$21,047	$53,965	$—	$75,012
Federal funds sold	6,952	—	6,952	—	6,952
Securities available-for-sale	853,725	—	837,147	16,578	853,725
Restricted stock	10,359	n/a	n/a	n/a	n/a
Loans, net	1,820,407	—	—	1,854,046	1,854,046
Accrued interest receivable	12,311	—	3,340	8,971	12,311
Deposits	(2,428,526)	—	(2,414,555)	—	(2,414,555)
Short-term borrowings	(80,989)	—	(80,989)	—	(80,989)
Federal Home Loan Bank advances	(132)	—	(137)	—	(137)
Accrued interest payable	(363)	—	(363)	—	(363)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2017	December 31, 2016
Federal Funds Purchased	$28,662	$49,982
Repurchase Agreements	23,218	31,007
	$51,880	$80,989

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
Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$6,626	$150	$251	$16,191	$23,218

	December 31, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,238	$9,495	$9,516	$758	$31,007

6.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$358	$470	$13	$14	$716	$941	$26	$27
Interest cost	905	932	43	46	1,810	1,865	86	93
Expected return on plan assets	(985)	(857)	—	—	(1,970)	(1,715)	—	—
Net amortization of net (gain) loss	301	484	—	—	602	967	—	—
Net Periodic Benefit Cost	$579	$1,029	$56	$60	$1,158	$2,058	$112	$120

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2.5 million and $858 thousand respectively to its Pension Plan and ESOP and $260 thousand to the Post Retirement Health Benefits Plan in 2017. Contributions of $977 thousand have been made to the Pension Plan thus far in 2017. Contributions of $111 thousand have been made through the first six months of 2017 for the Post Retirement Health Benefits plan. No contributions have been made in 2017 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2017 and 2016 there has been $867 thousand and $826 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

Accounting Pronouncements Adopted:
ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting” includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The Corporation adopted ASU 2016-09 in the first quarter of 2017. The adoption of ASU No. 2016-09 did not have a material impact on the consolidated financial statements.
Recent Accounting Pronouncements:

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We do not expect the new standard to result in a material change from our current accounting for revenue because the majority of the Corporation’s revenue is not within the scope of Topic 606, but it will result in new disclosure requirements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The impact is not expected to be material to the financial statements. However, the fair value disclosures for our loan portfolio will consider the exit price upon adoption.
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
In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The impact is not expected to be material on the financial statements of the provisions of ASU No. 2017-08 as the Corporation is already amortizing to call date.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Corporation is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at June 30, 2017 and December 31, 2016 totaled $4.7 million and $5.1 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC through July 2, 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2017 and 2016 are shown in the following table:

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$2,009	$—	$2,009
Discount accretion
Disposals	(26)	—	(26)
ASC 310-30 Loans, June 30,	$1,983	$—	$1,983

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,468)	(1,430)	(2,898)
ASC 310-30 Loans, June 30,	$1,983	$—	$1,983

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$4,036	$1,467	$5,503
Discount accretion	—	—	—
Disposals	(124)	(11)	(135)
ASC 310-30 Loans, June 30,	$3,912	$1,456	$5,368

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602

Disposals	(210)	(24)	(234)
ASC 310-30 Loans, June 30,	$3,912	$1,456	$5,368

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
The following tables summarize the changes, net of tax within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2017 and 2016.

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$2,111	$(12,904)	$(10,793)
Change in other comprehensive income (loss) before reclassification	5,055	—	5,055
Amounts reclassified from accumulated other comprehensive income	(10)	184	174
Net Current period other comprehensive other income	5,045	184	5,229
Ending balance, June 30,	$7,156	$(12,720)	$(5,564)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income (loss) before reclassification	8,244	—	8,244
Amounts reclassified from accumulated other comprehensive income	(11)	367	356
Net Current period other comprehensive other income	8,233	367	8,600
Ending balance, June 30,	$7,156	$(12,720)	$(5,564)

	Unrealized
	gains and	2016
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$13,091	$(18,150)	$(5,059)
Change in other comprehensive income (loss) before reclassification	1,269	—	1,269
Amounts reclassified from accumulated other comprehensive income	(7)	304	297
Net Current period other comprehensive other income	1,262	304	1,566
Ending balance, June 30,	$14,353	$(17,846)	$(3,493)

	Unrealized
	gains and	2016
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income (loss) before reclassification	5,308	—	5,308
Amounts reclassified from accumulated other comprehensive income	(8)	608	600
Net Current period other comprehensive other income	5,300	608	5,908
Ending balance, June 30,	$14,353	$(17,846)	$(3,493)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2017	Change	6/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$326	$4,803	$5,129
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,785	242	2,027
Total unrealized loss on securities available-for-sale	$2,111	$5,045	$7,156
Unrealized loss on retirement plans	(12,904)	184	(12,720)
TOTAL	$(10,793)	$5,229	$(5,564)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	6/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$8,147	$5,129
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	86	2,027
Total unrealized loss on securities available-for-sale	$(1,077)	$8,233	$7,156
Unrealized loss on retirement plans	(13,087)	367	(12,720)
TOTAL	$(14,164)	$8,600	$(5,564)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2016	Change	6/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$10,880	$2,240	$13,120
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,211	(978)	1,233
Total unrealized loss on securities available-for-sale	$13,091	$1,262	$14,353
Unrealized loss on retirement plans	(18,150)	304	(17,846)
TOTAL	$(5,059)	$1,566	$(3,493)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	6/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$7,037	$13,120
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(1,737)	1,233
Total unrealized loss on securities available-for-sale	$9,053	$5,300	$14,353
Unrealized loss on retirement plans	(18,454)	608	(17,846)
TOTAL	$(9,401)	$5,908	$(3,493)

	Three Months Ended June 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$15	Net securities gains (losses)
on available-for-sale	(5)	Income tax expense
securities	$10	Net of tax

Amortization of	$(301)	(a) Salary and benefits
retirement plan items	117	Income tax expense
	$(184)	Net of tax
Total reclassifications for the period	$(174)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$11	Net of tax

Amortization of	$(602)	(a) Salary and benefits
retirement plan items	235	Income tax expense
	$(367)	Net of tax
Total reclassifications for the period	$(356)	Net of tax

	Three Months Ended June 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$10	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$7	Net of tax

Amortization of	$(507)	(a) Salary and benefits
retirement plan items	203	Income tax expense
	$(304)	Net of tax
Total reclassifications for the period	$(297)	Net of tax

(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$13	Net securities gains (losses)
on available-for-sale	(5)	Income tax expense
securities	$8	Net of tax

Amortization of	$(1,014)	(a) Salary and benefits
retirement plan items	406	Income tax expense
	$(608)	Net of tax
Total reclassifications for the period	$(600)	Net of tax

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

Summary of Operating Results

Net income for the three months ended June 30, 2017 was $8.4 million, compared to $8.2 million for the same period of 2016. Basic earnings per share was unchanged at $0.68 for the first quarter of 2017 compared to the same period in 2016. Return on Assets and Return on Equity were 1.12% and 7.75% respectively, for the three months ended June 30, 2017 compared to 1.12% and 8.04% for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $17.7 million, compared to $21.9 million for the same period of 2016. The decrease was due to an after-tax gain on the sale of the Corporation’s insurance subsidiary of $5.84 million that occurred in first quarter 2016. Basic earnings per share decreased to $1.45 for the first six months of 2017 compared to $1.76 for same period of 2016. Return on Assets and Return on Equity were 1.19% and 8.26% respectively, for the six months ended June 30, 2017 compared to 1.48% and 10.67% for the six months ended June 30, 2016.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $500 thousand in the three months ended June 30, 2017 to $26.6 million from $26.1 million in the same period in 2016. The net interest margin for the three months ended June 30, 2017 is 4.05% compared to 4.04% for the same period of 2016, a 0.25% increase. Net interest income increased $850 thousand in the six months ended June 30, 2017 to $53.1 million from $52.2 million in the same period in 2016. The net interest margin for the six months ended June 30, 2017 was unchanged at 4.05% compared to the same period in 2016.

Non-Interest Income

     Non-interest income for the three months ended June 30, 2017 was $8.1 million compared to $8.2 million for the same period of 2016. Trust fees and mortgage gains decreased from the same period in 2016 .  Non-interest income for the six months ended June 30, 2017 was $19.2 million compared to $30.6 million for the same period of 2016. Gain on the sale of assets and liabilities of the insurance brokerage operation of $13.0 million in the first quarter 2016 was the main component of this decrease. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2017 decreased by $672 thousand to $22.1 million compared to the same period in 2016. Salaries and employee benefits decreased $623 thousand. The Corporation’s non-interest expense for the six months ended June 30, 2017 decreased by $1.4 million to $44.7 million compared to the same period in 2016. Savings were realized with reduced operating expenses for the Corporation's insurance subsidiary, which was sold in first quarter 2016.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $605 thousand to $1.0 million for first quarter of 2017 compared to $435 thousand for the same period of 2016. Net charge offs for the first quarter of 2017 were $755 thousand compared to $856 thousand for the same period of 2016. The provision for loan losses increased $1.3 million to $2.6 million for the six months ended June 30, 2017 compared to $1.3 million for the same period of 2016. Net charge offs for the first six months of 2017 were unchanged at $1.7 million compared to the same period of 2016. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2017 decreased from the same period in 2016 primarily due to the sale of certain assets and liabilities of the Forrest Sherer insurance operation in first quarter 2016 which eliminated the goodwill of $5.1 million from the original acquisition. That goodwill was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $20.4 million at June 30, 2017 compared to $22.7 million at December 31, 2016. Nonperforming loans decreased 17.6% compared to $24.7 million as of June 30, 2016. A summary of non-performing loans at June 30, 2017 and December 31, 2016 follows:

	(000's)
	June 30, 2017	December 31, 2016
Non-accrual loans	$11,255	$13,492
Accruing restructured loans	3,650	3,729
Nonaccrual restructured loans	4,334	4,836
Accruing loans past due over 90 days	1,117	610
	$20,356	$22,667
Ratio of the allowance for loan losses
as a percentage of non-performing loans	96.7%	82.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2017	December 31, 2016
Non-accrual loans
Commercial loans	$5,239	$6,534
Residential loans	5,091	6,077
Consumer loans	925	881
	$11,255	$13,492
Past due 90 days or more
Commercial loans	$80	$44
Residential loans	755	287
Consumer loans	282	279
	$1,117	$610

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2017. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.92% over the next 12 months and increase 5.77% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.64% over the next 12 months and decrease 4.46% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-3.75%	-7.55%	-10.66%
Down 100	-2.64	-4.46	-6.22
Up 100	1.92	5.77	9.77
Up 200	0.79	7.95	15.72

     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $7.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $111.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2017 to the same period in 2016, loans, net of deferred loan costs, have increased $54 million to $1.9 billion. Deposits remained stable at $2.4 billion at June 30, 2017 from $2.4 billion at June 30, 2016. Shareholders' equity increased 5.1% or $21.2 million. This financial performance increased book value per share 5% to $35.54 at June 30, 2017 from $33.89 at June 30, 2016. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	June 30, 2017	December 31, 2016	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.80%	17.43%	N/A
First Financial Bank	17.14%	16.92%	6.50%
Total risk-based capital
Corporation	18.66%	18.26%	N/A
First Financial Bank	17.88%	17.64%	10.00%
Tier I risk-based capital
Corporation	17.80%	17.43%	N/A
First Financial Bank	17.14%	16.92%	8.00%
Tier I leverage capital
Corporation	13.73%	13.39%	N/A
First Financial Bank	13.14%	12.82%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2017 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2017	—	—	—	—
May 1-31, 2017	—	—	—	—
June 1-30, 2017	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2017, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 29, 2017.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan
10.13*	Employment Agreement for Norman D. Lowery, dated December 27, 2016, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 24, 2017.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 27, 2016, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 24, 2017.
10.15*	Employment Agreement for Steven H. Holliday, dated December 27, 2016, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed January 24, 2017.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 27, 2016, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed January 24, 2017.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 by Principal Executive Officer, dated August 2, 2017.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 by Principal Financial Officer, dated August 2, 2017.
32.1
Certification, dated August 2, 2017, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2017.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2017, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 2, 2017	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 2, 2017	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)