Form 10-Q
period 2017-09-30
FIRST FINANCIAL CORP /IN/
filed 2017-11-08
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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
Yes ☐ No ☒.

As of November 6, 2017, the registrant had outstanding 12,223,750 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$61,003	$75,012
Federal funds sold	9,398	6,952
Securities available-for-sale	835,424	853,725
Loans:
Commercial	1,109,098	1,106,182
Residential	429,311	423,911
Consumer	325,035	305,881
	1,863,444	1,835,974
(Less) plus:
Net deferred loan costs	3,120	3,206
Allowance for loan losses	(19,802)	(18,773)
	1,846,762	1,820,407
Restricted stock	10,379	10,359
Accrued interest receivable	13,364	12,311
Premises and equipment, net	47,289	49,240
Bank-owned life insurance	84,644	83,737
Goodwill	34,355	34,355
Other intangible assets	1,744	2,109
Other real estate owned	1,866	2,531
Other assets	36,114	37,789
TOTAL ASSETS	$2,982,342	$2,988,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$438,207	$564,092
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	41,156	43,759
Other interest-bearing deposits	1,974,048	1,820,675
	2,453,411	2,428,526
Short-term borrowings	23,514	80,989
FHLB advances	—	132
Other liabilities	61,859	64,485
TOTAL LIABILITIES	2,538,784	2,574,132

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,595,320 in 2017 and 14,578,758 in 2016
Outstanding shares-12,223,750 in 2017 and 12,216,712 in 2016	1,822	1,820
Additional paid-in capital	75,053	74,525
Retained earnings	442,229	421,826
Accumulated other comprehensive loss	(5,431)	(14,164)
Less: Treasury shares at cost-2,371,570 in 2017 and 2,362,046 in 2016	(70,115)	(69,612)
TOTAL SHAREHOLDERS’ EQUITY	443,558	414,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,982,342	$2,988,527
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$23,119	$21,753	$67,385	$64,208
Securities:
Taxable	3,500	3,506	10,887	11,031
Tax-exempt	1,859	1,826	5,529	5,466
Other	327	365	978	1,096
TOTAL INTEREST INCOME	28,805	27,450	84,779	81,801
INTEREST EXPENSE:
Deposits	1,561	1,016	4,307	3,033
Short-term borrowings	98	51	215	100
Other borrowings	38	32	82	101
TOTAL INTEREST EXPENSE	1,697	1,099	4,604	3,234
NET INTEREST INCOME	27,108	26,351	80,175	78,567
Provision for loan losses	1,185	1,091	3,821	2,361
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,923	25,260	76,354	76,206
NON-INTEREST INCOME:
Trust and financial services	1,194	1,270	3,660	3,896
Service charges and fees on deposit accounts	3,048	2,765	8,829	7,870
Other service charges and fees	3,070	3,062	9,369	9,211
Securities gains, net	27	13	44	26
Insurance commissions	33	35	91	2,340
Gain (loss) on sale of certain assets and liabilities of insurance brokerage operation	—	(199)	—	12,822
Gain on sales of mortgage loans	535	522	1,255	1,407
Other	633	455	4,454	931
TOTAL NON-INTEREST INCOME	8,540	7,923	27,702	38,503
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,790	12,883	38,685	39,620
Occupancy expense	1,769	1,785	5,298	5,238
Equipment expense	1,792	1,878	5,424	5,523
FDIC Expense	228	356	689	1,210
Other	5,705	5,104	16,853	16,522
TOTAL NON-INTEREST EXPENSE	22,284	22,006	66,949	68,113
INCOME BEFORE INCOME TAXES	12,179	11,177	37,107	46,596
Provision for income taxes	3,385	3,015	10,592	16,527
NET INCOME	8,794	8,162	26,515	30,069
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(51)	777	8,182	6,077
Change in funded status of post retirement benefits, net of taxes	184	304	551	912
COMPREHENSIVE INCOME	$8,927	$9,243	$35,248	$37,058
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.72	$0.67	$2.17	$2.43
Weighted average number of shares outstanding (in thousands)	12,224	12,186	12,221	12,356
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2017, and 2016
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2016	$1,818	$73,737	$411,423	$(3,493)	$(70,261)	$413,224
Net income	—	—	8,162	—	—	8,162
Other comprehensive income	—	—	—	1,081	—	1,081
Omnibus Equity Incentive Plan	1	170	—	—	—	171
Treasury shares purchased (72,174 shares)	—	—	—	—	(264)	(264)
Balance, September 30, 2016	$1,819	$73,907	$419,585	$(2,412)	$(70,525)	$422,374

Balance, July 1, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454
Net income	—	—	8,794	—	—	8,794
Other comprehensive income	—	—	—	133	—	133
Omnibus Equity Incentive Plan	1	176	—	—	—	177
Balance, September 30, 2017	$1,822	$75,053	$442,229	$(5,431)	$(70,115)	$443,558
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2017, and 2016
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	30,069	—	—	30,069
Other comprehensive income	—	—	—	6,989	—	6,989
Omnibus Equity Incentive Plan	2	511	—	—	—	513
Treasury shares purchased (567,780 shares)	—	—	—	—	(19,396)	(19,396)
Cash dividends, $.49 per share	—	—	(6,117)	—	—	(6,117)
Balance, September 30, 2016	$1,819	$73,907	$419,585	$(2,412)	$(70,525)	$422,374

Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	26,515	—	—	26,515
Other comprehensive income	—	—	—	8,733	—	8,733
Omnibus Equity Incentive Plan	2	528	—	—	—	530
Treasury shares purchased (9,524 shares)	—	—	—	—	(503)	(503)
Cash dividends, $.49 per share	—	—	(6,112)	—	—	(6,112)
Balance, September 30, 2017	$1,822	$75,053	$442,229	$(5,431)	$(70,115)	$443,558
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,515	$30,069
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,799	2,724
Provision for loan losses	3,821	2,361
Securities (gains)	(44)	(26)
Loss on sale of other real estate	61	89
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	(12,822)
Restricted stock compensation	530	513
Depreciation and amortization	3,352	3,685
Other, net	(1,204)	820
NET CASH FROM OPERATING ACTIVITIES	35,830	27,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	9,105	—
Calls, maturities and principal reductions on securities available-for-sale	106,993	114,941
Purchases of securities available-for-sale	(87,528)	(83,544)
Loans made to customers, net of repayment	(30,771)	(61,262)
Purchase of restricted stock	(20)	(10)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	—	16,895
Proceeds from sales of other real estate owned	1,314	1,031
Net change in federal funds sold	(2,446)	(34,690)
Additions to premises and equipment	(1,036)	(2,358)
NET CASH FROM INVESTING ACTIVITIES	(4,389)	(48,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	24,880	36,823
Net change in short-term borrowings	(57,475)	(2,461)
Maturities of other borrowings	(170,132)	(6,672)
Proceeds from other borrowings	170,000	4,350
Purchase of treasury stock	(503)	(19,396)
Dividends paid	(12,220)	(12,359)
NET CASH FROM FINANCING ACTIVITIES	(45,450)	285
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,009)	(21,299)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	75,012	88,695
CASH AND DUE FROM BANKS, END OF PERIOD	$61,003	$67,396
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2017 and 2016 consolidated financial statements are unaudited. The December 31, 2016 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2016 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. At the nine months ended 2017 and 2016, 16,562 and 20,943 shares were awarded, respectively. These shares had a grant date value of $773 thousand and $677 thousand for 2017 and 2016, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,223	$1,514	$6,218	$1,725	$19,680
Provision for loan losses	(227)	14	1,415	(17)	1,185
Loans charged -off	(281)	(100)	(1,583)	—	(1,964)
Recoveries	222	91	588	—	901
Ending Balance	$9,937	$1,519	$6,638	$1,708	$19,802

Allowance for Loan Losses:	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,244	$1,595	$5,258	$2,407	$19,504
Provision for loan losses	571	40	1,275	(795)	1,091
Loans charged -off	(1,029)	(211)	(1,484)	—	(2,724)
Recoveries	479	154	570	—	1,203
Ending Balance	$10,265	$1,578	$5,619	$1,612	$19,074

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30.

Allowance for Loan Losses:	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	176	(166)	3,825	(14)	3,821
Loans charged -off	(1,059)	(564)	(4,705)	—	(6,328)
Recoveries	1,089	696	1,751	—	3,536
Ending Balance	$9,937	$1,519	$6,638	$1,708	$19,802

Allowance for Loan Losses:	September 30, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(520)	143	2,811	(73)	2,361
Loans charged -off	(1,851)	(682)	(3,673)	—	(6,206)
Recoveries	1,154	283	1,536	—	2,973
Ending Balance	$10,265	$1,578	$5,619	$1,612	$19,074

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2017 and December 31, 2016.

Allowance for Loan Losses	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$409	$27	$—	$—	$436
Collectively evaluated for impairment	9,528	1,492	6,638	1,708	19,366
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,937	$1,519	$6,638	$1,708	$19,802

Loans:	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$9,915	$484	$—	$10,399
Collectively evaluated for impairment	1,104,154	430,101	326,356	1,860,611
Acquired with deteriorated credit quality	1,897	—	—	1,897
Ending Balance	$1,115,966	$430,585	$326,356	$1,872,907

Allowance for Loan Losses:	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	242	89	—	—	331
Collectively evaluated for impairment	9,489	1,464	5,767	1,722	18,442
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

Loans	December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	8,051	549	—	8,600
Collectively evaluated for impairment	1,101,269	423,099	307,226	1,831,594
Acquired with deteriorated credit quality	3,415	1,431	—	4,846
Ending Balance	$1,112,735	$425,079	$307,226	$1,845,040

In the second quarter of 2017, the Corporation revised its historical loss period from four years to seven years as the Corporation believes the longer period is more appropriate as net charge-offs have been lower in recent years. The impact of this change was not material to the overall allowance for loan losses balance, however the unallocated portion was reduced by the change.

The following tables present loans individually evaluated for impairment by class of loans.

			September 30, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$813	$813	$—	$1,013	$—	$—
Farmland	3,639	3,639	—	1,349	—	—
Non Farm, Non Residential	2,662	2,662	—	2,861	—	—
Agriculture	214	214	—	268	—	—
All Other Commercial	1,283	1,283	—	1,325	—	—
Residential
First Liens	22	22	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	502	502	150	519	—	—
Farmland	312	312	54	78	—	—
Non Farm, Non Residential	—	—	—	164	—	—
Agriculture	691	490	205	215	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	462	462	27	493	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,600	$10,399	$436	$8,309	$—	$—

			December 31, 2016
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,181	$1,181	$—	$981	$—	$—
Farmland	826	826	—	770	—	—
Non Farm, Non Residential	3,368	2,996	—	3,096	—	—
Agriculture	622	487	—	351	—	—
All Other Commercial	1,367	1,367	—	1,477	—	—
Residential
First Liens	25	25	—	27	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	537	537	36	819	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	657	657	206	1,016		—
Agriculture	—	—	—	114	—	—
All Other Commercial	—	—	—	45	—	—
Residential
First Liens	524	524	89	647	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,107	$8,600	$331	$9,343	$—	$—

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$891	$—	$—	$1,013	$—	$—
Farmland	2,285	—	—	1,349	—	—
Non Farm, Non Residential	3,218	—	—	2,861	—	—
Agriculture	107	—	—	268	—	—
All Other Commercial	1,297	—	—	1,325	—	—
Residential
First Liens	23	—	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	508	—	—	519	—	—
Farmland	156	—	—	78	—	—
Non Farm, Non Residential	—	—	—	164	—	—
Agriculture	430	—	—	215	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	473	—	—	493	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,388	$—	$—	$8,309	$—	$—

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$719	$—	$—	$931	$—	$—
Farmland	1,513	—	—	757	—	—
Non Farm, Non Residential	3,064	—	—	3,121	—	—
Agriculture	635	—	—	318	—	—
All Other Commercial	1,410	—	—	1,504	—	—
Residential
First Liens	27	—	—	28	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	980	—	—	890	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	915	—	—	1,105	—	—
Agriculture	286	—	—	143	—	—
All Other Commercial	—	—	—	56	—	—
Residential
First Liens	576	—	—	677	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,125	$—	$—	$9,530	$—	$—

The tables below presents the recorded investment in non-performing loans.

	September 30, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$2	$212	$1,900
Farmland	—	—	—	4,145
Non Farm, Non Residential	—	1	2,694	185
Agriculture	—	—	—	890
All Other Commercial	—	—	—	1,310
Residential
First Liens	997	3,262	630	4,161
Home Equity	44	—	—	268
Junior Liens	26	—	—	167
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	390	12	—	255
All Other Consumer	7	211	470	590
TOTAL	$1,464	$3,488	$4,006	$13,965

	December 31, 2016
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$45	$3	$383	$2,405
Farmland	—	—	—	978
Non Farm, Non Residential	—	60	2,941	1,027
Agriculture	—	—	—	744
All Other Commercial	—	—	—	1,380
Residential
First Liens	276	3,525	995	5,496
Home Equity	—	—	—	285
Junior Liens	55	—	—	202
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	293	60	—	140
All Other Consumer	—	150	517	741
TOTAL	$669	$3,798	$4,836	$13,492

There were $141 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at September 30, 2017 and there were $80 thousand at December 31, 2016. There were $63 thousand of covered loans included in non-accrual loans at September 30, 2017 and there were $112 thousand at December 31, 2016. There were no covered loans at September 30, 2017 or December 31, 2016 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$289	$403	$815	$1,507	$463,408	$464,915
Farmland	—	—	3,639	3,639	105,088	108,727
Non Farm, Non Residential	—	—	—	—	198,916	198,916
Agriculture	502	87	671	1,260	147,209	148,469
All Other Commercial	—	—	27	27	194,912	194,939
Residential
First Liens	608	872	1,440	2,920	255,766	258,686
Home Equity	116	10	56	182	36,059	36,241
Junior Liens	200	136	113	449	40,111	40,560
Multifamily	—	—	—	—	82,828	82,828
All Other Residential	—	—	12	12	12,258	12,270
Consumer
Motor Vehicle	3,287	602	427	4,316	296,607	300,923
All Other Consumer	107	15	8	130	25,303	25,433
TOTAL	$5,109	$2,125	$7,208	$14,442	$1,858,465	$1,872,907

	December 31, 2016
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$370	$114	$1,199	$1,683	$474,406	$476,089
Farmland	235	22	46	303	110,897	111,200
Non Farm, Non Residential	153	—	215	368	195,120	195,488
Agriculture	246	—	467	713	151,059	151,772
All Other Commercial	15	—	—	15	178,171	178,186
Residential
First Liens	3,862	954	1,516	6,332	264,446	270,778
Home Equity	186	64	27	277	35,782	36,059
Junior Liens	271	—	224	495	36,912	37,407
Multifamily	—	—	—	—	67,799	67,799
All Other Residential	42	12	—	54	12,982	13,036
Consumer
Motor Vehicle	4,048	732	313	5,093	277,604	282,697
All Other Consumer	143	22	3	168	24,361	24,529
TOTAL	$9,571	$1,920	$4,010	$15,501	$1,829,539	$1,845,040

During the three and nine months ended September 30, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$3,061	$4,198	$725	$7,984
Added	—	—	42	42
Charged Off	—	(155)	(17)	(172)
Payments	(153)	(222)	(55)	(430)
September 30,	$2,908	$3,821	$695	$7,424

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	227	251	478
Charged Off	—	(195)	(88)	(283)
Payments	(478)	(658)	(200)	(1,336)
September 30,	$2,908	$3,821	$695	$7,424

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	3,453	5,033	669	9,155
Added	—	—	109	109
Charged Off	—	—	(13)	(13)
Payments	(71)	(239)	(55)	(365)
September 30,	3,382	4,794	710	8,886

		2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,584	5,593	683	9,860
Added	—	123	259	382
Charged Off	—	(181)	(39)	(220)
Payments	(202)	(741)	(193)	(1,136)
September 30,	3,382	4,794	710	8,886

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2017 or 2016 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and 2016. The Corporation has not committed to lend additional amounts as of September 30, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and nine months ended September 30, 2017 and 2016 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$424,500	$12,758	$17,983	$203	$8,095	$463,539
Farmland	87,650	11,537	7,528	—	26	106,741
Non Farm, Non Residential	174,709	9,529	14,240	—	—	198,478
Agriculture	112,100	21,831	12,113	—	288	146,332
All Other Commercial	182,009	2,819	7,673	—	1,507	194,008
Residential
First Liens	44,959	881	3,979	8	207,990	257,817
Home Equity	324	—	117	—	35,726	36,167
Junior Liens	1,954	79	239	101	38,094	40,467
Multifamily	82,552	—	—	—	77	82,629
All Other Residential	—	—	49	—	12,182	12,231
Consumer
Motor Vehicle	—	—	542	—	299,173	299,715
All Other Consumer	—	—	63	—	25,257	25,320
TOTAL	$1,110,757	$59,434	$64,526	$312	$628,415	$1,863,444

	December 31, 2016
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$427,262	$16,286	$25,177	$449	$5,730	$474,904
Farmland	95,115	8,300	5,238	—	532	109,185
Non Farm, Non Residential	172,739	5,745	16,601	—	—	195,085
Agriculture	121,983	13,885	12,301	—	1,366	149,535
All Other Commercial	163,492	596	10,058	76	3,251	177,473
Residential
First Liens	43,674	1,541	4,466	18	220,249	269,948
Home Equity	363	—	86	—	35,554	36,003
Junior Liens	1,826	85	401	26	34,977	37,315
Multifamily	66,133	1,430	15	—	65	67,643
All Other Residential	—	—	—	—	13,002	13,002
Consumer
Motor Vehicle	—	—	331	—	281,134	281,465
All Other Consumer	—	—	25	—	24,391	24,416
TOTAL	$1,092,587	$47,868	$74,699	$569	$620,251	$1,835,974

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$14,690	$30	$(186)	$14,534
Mortgage Backed Securities - residential	225,789	3,412	(861)	228,340
Mortgage Backed Securities - commercial	1	—	—	1
Collateralized mortgage obligations	349,949	1,401	(3,745)	347,605
State and municipal obligations	224,978	6,682	(408)	231,252
Collateralized debt obligations	8,815	4,877	—	13,692
TOTAL	$824,222	$16,402	$(5,200)	$835,424

	December 31, 2016
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,594	$32	$(377)	$13,249
Mortgage Backed Securities-residential	261,878	3,200	(4,073)	261,005
Mortgage Backed Securities-commercial	4	—	—	4
Collateralized mortgage obligations	353,499	1,021	(6,344)	348,176
State and municipal obligations	217,365	3,954	(2,396)	218,923
Collateralized debt obligations	9,181	4,411	(1,224)	12,368
TOTAL	$855,521	$12,618	$(14,414)	$853,725

Contractual maturities of debt securities at September 30, 2017 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$5,342	$5,374
Due after one but within five years	43,735	45,078
Due after five but within ten years	82,145	85,260
Due after ten years	117,261	123,766
	248,483	259,478
Mortgage-backed securities and collateralized mortgage obligations	575,739	575,946
TOTAL	$824,222	$835,424

There were $27 thousand and $44 thousand in gross gains and no losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016 there were $13 thousand and $26 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$13,691	$(186)	$—	$—	$13,691	$(186)
Mortgage Backed Securities - Residential	$60,513	$(806)	$3,698	$(55)	$64,211	$(861)
Collateralized mortgage obligations	128,330	(1,541)	72,731	(2,204)	201,061	(3,745)
State and municipal obligations	14,422	(123)	11,356	(285)	25,778	(408)
Total temporarily impaired securities	$216,956	$(2,656)	$87,785	$(2,544)	$304,741	$(5,200)

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$12,224	$(377)	$—	$—	$12,224	$(377)
Mortgage Backed Securities - Residential	$202,248	$(4,072)	$152	$(1)	$202,400	$(4,073)
Collateralized mortgage obligations	169,717	(3,086)	79,999	(3,258)	249,716	(6,344)
State and municipal obligations	72,852	(2,396)	—	—	72,852	(2,396)
Collateralized Debt Obligations	7,561	(1,224)	—	—	7,561	(1,224)
Total temporarily impaired securities	$464,602	$(11,155)	$80,151	$(3,259)	$544,753	$(14,414)

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

Gross unrealized losses on investment securities were $5.2 million as of September 30, 2017 and $14.4 million as of December 31, 2016. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

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

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 62.79 to 74.53 while Moody Investor Service pricing ranges from 18.58 to 48.44, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Beginning balance	$7,132	$13,974	$13,974	$13,995
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—		(21)
Reductions for securities called during the period	—	—	(6,842)	—
Ending balance	$7,132	$13,974	$7,132	$13,974

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$14,534	$—	$14,534
Mortgage Backed Securities-residential	—	228,340	—	228,340
Mortgage Backed Securities-commercial	—	1	—	1
Collateralized mortgage obligations	—	347,605	—	347,605
State and municipal	—	227,572	3,680	231,252
Collateralized debt obligations	—	—	13,692	13,692
TOTAL	$—	$818,052	$17,372	$835,424
Derivative Assets		484
Derivative Liabilities		(484)

	December 31, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,249	$—	$13,249
Mortgage Backed Securities-residential	—	261,005	—	261,005
Mortgage Backed Securities-commercial	—	4	—	4
Collateralized mortgage obligations	—	348,176	—	348,176
State and municipal	—	214,713	4,210	218,923
Collateralized debt obligations	—	—	12,368	12,368
TOTAL	$—	$837,147	$16,578	$853,725
Derivative Assets		653
Derivative Liabilities		(653)

There were no transfers between Level 1 and Level 2 during 2017 and 2016.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2017
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$3,680	$12,283	$15,963
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	1,547	1,547
Transfers	—	—	—
Settlements	—	(138)	(138)
Ending balance, September 30	$3,680	$13,692	$17,372

	Nine Months Ended September 30, 2017
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	1,690	1,690
Transfers	—	—	—
Settlements	(530)	(366)	(896)
Ending balance, September 30	$3,680	$13,692	$17,372

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2016
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,066)	(2,066)
Purchases	—	—	—
Settlements	(515)	(441)	(956)
Ending balance, December 31	$4,210	$12,368	$16,578

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2017.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	2.30%-5.45% 0%
Other real estate	$1,866	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,330	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2016.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate Probability of default	3.05%-5.50% 0%
Other real estate	$2,531	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.3 million, after a valuation allowance of $436 thousand at September 30, 2017 and at a fair value of $1.4 million, net of a valuation allowance of $331 thousand at December 31, 2016. The impact to the provision for loan losses for the three and nine months ended September 30, 2017 and for the twelve months ended December 31, 2016 was a $29 thousand increase, a $105 thousand increase, and a $523 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2017 with a value of $1.9 million was reduced $959 thousand for fair value adjustment. At September 30, 2017 other real estate owned was comprised of $1.6 million from commercial loans and $246 thousand from residential loans. Other real estate owned at December 31, 2016 with a value of $2.5 million was reduced $930 thousand for fair value adjustment. At December 31, 2016 other real estate owned was comprised of $2.0 million from commercial loans and $483 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of September 30, 2017 and December 31, 2016, which are all considered Level 3.

	September 30, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$502	$150	$352
Farmland	312	54	258
Non Farm, Non Residential	—	—	—
Agriculture	490	205	285
All Other Commercial	—	—	—
Residential
First Liens	462	27	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,766	$436	$1,330

December 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$537	$36	$501
Farmland	—	—	—
Non Farm, Non Residential	657	206	451
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	524	89	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,718	$331	$1,387

The carrying amounts and estimated fair value of financial instruments at September 30, 2017 and December 31, 2016, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates do not necessarily represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$61,003	$18,709	$42,294	$—	$61,003
Federal funds sold	9,398	—	9,398	—	9,398
Securities available-for-sale	835,424	—	818,052	17,372	835,424
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,846,762	—	—	1,862,884	1,862,884
Accrued interest receivable	13,364	—	3,992	9,372	13,364
Deposits	(2,453,411)	—	(2,453,096)	—	(2,453,096)
Short-term borrowings	(23,514)	—	(23,514)	—	(23,514)
Federal Home Loan Bank advances	—	—	—	—	—
Accrued interest payable	(354)	—	(354)	—	(354)

	December 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,012	$21,047	$53,965	$—	$75,012
Federal funds sold	6,952	—	6,952	—	6,952
Securities available-for-sale	853,725	—	837,147	16,578	853,725
Restricted stock	10,359	n/a	n/a	n/a	n/a
Loans, net	1,820,407	—	—	1,854,046	1,854,046
Accrued interest receivable	12,311	—	3,340	8,971	12,311
Deposits	(2,428,526)	—	(2,414,555)	—	(2,414,555)
Short-term borrowings	(80,989)	—	(80,989)	—	(80,989)
Federal Home Loan Bank advances	(132)	—	(137)	—	(137)
Accrued interest payable	(363)	—	(363)	—	(363)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2017	December 31, 2016
Federal Funds Purchased	$1,300	$49,982
Repurchase Agreements	22,214	31,007
	$23,514	$80,989

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
Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$5,622	$—	$—	$16,592	$22,214

	December 31, 2016
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,238	$9,495	$9,516	$758	$31,007

6.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$358	$470	$13	$14	$1,074	$1,411	$40	$41
Interest cost	905	932	43	46	2,716	2,797	129	139
Expected return on plan assets	(985)	(857)	—	—	(2,955)	(2,572)	—	—
Net amortization of prior service cost	—	—	—	—	1	1	—	—
Net amortization of net (gain) loss	301	484	—	—	903	1,451	—	—
Net Periodic Benefit Cost	$579	$1,029	$56	$60	$1,739	$3,088	$169	$180

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2016 that it expected to contribute $2.5 million and $858 thousand respectively to its Pension Plan and ESOP and $260 thousand to the Post Retirement Health Benefits Plan in 2017. Contributions of $1.9 million have been made to the Pension Plan thus far in 2017. Contributions of $167 thousand have been made through the first nine months of 2017 for the Post Retirement Health Benefits plan. No contributions have been made in 2017 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2017 and 2016 there has been $1.3 million and $1.2 million of expense accrued for potential contributions to these alternative retirement benefit options.

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
In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The impact is not expected to be material on the financial statements of the provisions of ASU No. 2017-08.
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

8.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at September 30, 2017 and December 31, 2016 totaled $4.4 million and $5.1 million, respectively. The only loans still covered by the loss share agreement are the single family loans; however recoveries on non-single family loans are still subject to sharing with the FDIC through July 2, 2017.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at September 30, 2017 and 2016 are shown in the following table:

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$1,983	$—	$1,983
Discount accretion	—	—	—
Disposals	(47)	—	(47)
ASC 310-30 Loans, September 30,	$1,936	$—	$1,936

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,515)	(1,430)	(2,945)
ASC 310-30 Loans, September 30,	$1,936	$—	$1,936

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$3,912	$1,456	$5,368
Discount accretion	—	—	—
Disposals	(125)	(13)	(138)
ASC 310-30 Loans, September 30,	$3,787	$1,443	$5,230

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(335)	(37)	(372)
ASC 310-30 Loans, September 30,	$3,787	$1,443	$5,230

During the quarter ended March 31, 2016 the Corporation sold a significant portion of the assets and liabilities of the insurance operation for a gain of $12.8 million . The total assets, total revenues and net income of the insurance operation for 2015 were $13.0 million, $7.6 million and $168 thousand, respectively. For 2014 they were $15.8 million, $8.3 million and $554 thousand, respectively. The Corporation has chosen to focus its resources on the core banking activities.

9.	Accumulated Other Comprehensive Income
The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2017 and 2016.

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$7,156	$(12,720)	$(5,564)
Change in other comprehensive income (loss) before reclassification	(33)	—	(33)
Amounts reclassified from accumulated other comprehensive income	(18)	184	166
Net Current period other comprehensive other income	(51)	184	133
Ending balance, September 30,	$7,105	$(12,536)	$(5,431)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income (loss) before reclassification	8,211	—	8,211
Amounts reclassified from accumulated other comprehensive income	(29)	551	522
Net Current period other comprehensive other income	8,182	551	8,733
Ending balance, September 30,	$7,105	$(12,536)	$(5,431)

	Unrealized
	gains and	2016
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$14,353	$(17,846)	$(3,493)
Change in other comprehensive income (loss) before reclassification	786	—	786
Amounts reclassified from accumulated other comprehensive income	(9)	304	295
Net Current period other comprehensive other income	777	304	1,081
Ending balance, September 30,	$15,130	$(17,542)	$(2,412)

	Unrealized
	gains and	2016
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income (loss) before reclassification	6,094	—	6,094
Amounts reclassified from accumulated other comprehensive income	(17)	912	895
Net Current period other comprehensive other income	6,077	912	6,989
Ending balance, September 30,	$15,130	$(17,542)	$(2,412)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2017	Change	9/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$5,129	$(993)	$4,136
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,027	942	2,969
Total unrealized loss on securities available-for-sale	$7,156	$(51)	$7,105
Unrealized loss on retirement plans	(12,720)	184	(12,536)
TOTAL	$(5,564)	$133	$(5,431)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	9/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$7,154	$4,136
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	1,028	2,969
Total unrealized loss on securities available-for-sale	$(1,077)	$8,182	$7,105
Unrealized loss on retirement plans	(13,087)	551	(12,536)
TOTAL	$(14,164)	$8,733	$(5,431)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2016	Change	9/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$13,120	$663	$13,783
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,233	114	1,347
Total unrealized loss on securities available-for-sale	$14,353	$777	$15,130
Unrealized loss on retirement plans	(17,846)	304	(17,542)
TOTAL	$(3,493)	$1,081	$(2,412)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	9/30/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$6,083	$7,700	$13,783
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,970	(1,623)	1,347
Total unrealized loss on securities available-for-sale	$9,053	$6,077	$15,130
Unrealized loss on retirement plans	(18,454)	912	(17,542)
TOTAL	$(9,401)	$6,989	$(2,412)

	Three Months Ended September 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$27	Net securities gains (losses)
on available-for-sale	(9)	Income tax expense
securities	$18	Net of tax

Amortization of	$(301)	(a) Salary and benefits
retirement plan items	117	Income tax expense
	$(184)	Net of tax
Total reclassifications for the period	$(166)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$44	Net securities gains (losses)
on available-for-sale	(15)	Income tax expense
securities	$29	Net of tax

Amortization of	$(903)	(a) Salary and benefits
retirement plan items	352	Income tax expense
	$(551)	Net of tax
Total reclassifications for the period	$(522)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended September 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$13	Net securities gains (losses)
on available-for-sale	(4)	Income tax expense
securities	$9	Net of tax

Amortization of	$(507)	(a) Salary and benefits
retirement plan items	203	Income tax expense
	$(304)	Net of tax
Total reclassifications for the period	$(295)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$26	Net securities gains (losses)
on available-for-sale	(9)	Income tax expense
securities	$17	Net of tax

Amortization of	$(1,521)	(a) Salary and benefits
retirement plan items	609	Income tax expense
	$(912)	Net of tax
Total reclassifications for the period	$(895)	Net of tax
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

Summary of Operating Results

Net income for the three months ended September 30, 2017 was $8.8 million, compared to $8.2 million for the same period of 2016. Basic earnings per share increased to $0.72 for the third quarter of 2017 compared to $0.67 for the same period in 2016. Return on Assets and Return on Equity were 1.18% and 7.98% respectively, for the three months ended September 30, 2017 compared to 1.10% and 7.23% for the three months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $26.5 million, compared to $30.1 million for the same period of 2016. The decrease was due to an after-tax gain on the sale of the Corporation’s insurance subsidiary of $5.84 million that occurred in first quarter 2016. Basic earnings per share decreased to $2.17 for the first nine months of 2017 compared to $2.43 for same period of 2016. Return on Assets and Return on Equity were 1.18% and 8.15% respectively, for the nine months ended September 30, 2017 compared to 1.35% and 9.56% for the nine months ended September 30, 2016.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

     The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $760 thousand in the three months ended September 30, 2017 to $27.1 million from $26.4 million in the same period in 2016. The net interest margin for the three months ended September 30, 2017 is 4.14% compared to 4.05% for the same period of 2016, a 2.22% increase. Net interest income increased $1.6 million in the nine months ended September 30, 2017 to $80.2 million from $78.6 million in the same period in 2016. The net interest margin for the nine months ended September 30, 2017 is 4.08% compared to 4.05% for the same period in 2016, a 0.74% increase.

Non-Interest Income

     Non-interest income for the three months ended September 30, 2017 was $8.5 million compared to $7.9 million for the same period of 2016. Service charges on deposits increased from the same period in 2016. Non-interest income for the nine months ended September 30, 2017 was $27.7 million compared to $38.5 million for the same period of 2016. Gain on the sale of assets and liabilities of the insurance brokerage operation of $13.0 million in the first quarter 2016 was the main component of this decrease. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million. Service charges on deposits have increased $1.0 million from the same period in 2016, due to increased service fees on deposits moved from non-interest bearing to interest-bearing.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2017 was $22.3 million compared to $22.0 million for the same period in 2016. The Corporation’s non-interest expense for the nine months ended September 30, 2017 decreased by $1.2 million to $66.9 million compared to the same period in 2016. Savings were realized with reduced operating expenses for the Corporation's insurance subsidiary, which was sold in first quarter 2016.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $94 thousand to $1.2 million for third quarter of 2017 compared to $1.1 million for the same period of 2016. Net charge offs for the third quarter of 2017 were $1.1 million compared to $1.5 million for the same period of 2016. The provision for loan losses increased $1.4 million to $3.8 million for the nine months ended September 30, 2017 compared to $2.4 million for the same period of 2016. Net charge offs for the first nine months of 2017 decreased $441 thousand to $2.8 million compared $3.2 million for the same period of 2016. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2017 decreased from the same period in 2016 primarily due to the sale of certain assets and liabilities of the Forrest Sherer insurance operation in first quarter 2016 which eliminated the goodwill of $5.1 million from the original acquisition. That goodwill was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $22.8 million at September 30, 2017 compared to $22.7 million at December 31, 2016. Nonperforming loans decreased 13.4% compared to $26.3 million as of September 30, 2016. A summary of non-performing loans at September 30, 2017 and December 31, 2016 follows:

	(000's)
	September 30, 2017	December 31, 2016
Non-accrual loans	$13,965	$13,492
Accruing restructured loans	3,485	3,729
Nonaccrual restructured loans	3,939	4,836
Accruing loans past due over 90 days	1,389	610
	$22,778	$22,667
Ratio of the allowance for loan losses
as a percentage of non-performing loans	86.9%	82.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2017	December 31, 2016
Non-accrual loans
Commercial loans	$8,430	$6,534
Residential loans	4,690	6,077
Consumer loans	845	881
	$13,965	$13,492
Past due 90 days or more
Commercial loans	$—	$44
Residential loans	1,010	287
Consumer loans	379	279
	$1,389	$610

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2017. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.34% over the next 12 months and increase 6.24% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.84% over the next 12 months and decrease 6.67% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-4.62%	-8.61%	-11.84%
Down 100	-3.84	-6.67	-9.07
Up 100	2.34	6.24	10.09
Up 200	1.62	8.81	16.25

     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $6.2 million of investments that mature throughout the next 12 months. The Corporation also anticipates $103.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2017 to the same period in 2016, loans, net of deferred loan costs, have increased $44 million to $1.9 billion. Deposits remained stable at $2.5 billion at September 30, 2017 compared to September 30, 2016. Shareholders' equity increased 5.0% or $21.2 million. This financial performance increased book value per share 4.7% to $36.29 at September 30, 2017 from $34.66 at September 30, 2016. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	September 30, 2017	December 31, 2016	To Be Well Capitalized
Common equity tier 1 capital
Corporation	18.04%	17.43%	N/A
First Financial Bank	17.35%	16.92%	6.50%
Total risk-based capital
Corporation	18.90%	18.26%	N/A
First Financial Bank	18.09%	17.64%	10.00%
Tier I risk-based capital
Corporation	18.04%	17.43%	N/A
First Financial Bank	17.35%	16.92%	8.00%
Tier I leverage capital
Corporation	14.05%	13.39%	N/A
First Financial Bank	13.45%	12.82%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2017 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2017	—	—	—	—
August 1-31, 2017	—	—	—	—
September 1-30, 2017	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2017, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on March 29, 2017.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated December 27, 2016, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 24, 2017.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 27, 2016, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 24, 2017.
10.15*	Employment Agreement for Steven H. Holliday, dated December 27, 2016, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed January 24, 2017.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 27, 2016, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed January 24, 2017.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 by Principal Executive Officer, dated November 8, 2017.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 by Principal Financial Officer, dated November 8, 2017.
32.1
Certification, dated November 8, 2017, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2017.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2017, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 8, 2017	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 8, 2017	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)