Form 10-K
period 2017-12-31
FIRST FINANCIAL CORP /IN/
filed 2018-03-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $515,437,610. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2018—12,255,045 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 18, 2018 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2017 the Corporation and its subsidiaries had 847 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates 11 full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Gibson County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; four in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County.; four in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Illinois; two in Marion County, Ill.; one in Montgomery County, Ill.; three in McLean County, Illinois; two in Richland County, Ill.; six in Vermilion County, Ill.; and one in Wayne County, Ill. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. First Chanticleer Corporation has one building located in Terre Haute, Indiana. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2017 are as follows:

•	5.75% CET1 to risk-weighted assets;

•	7.25% Tier 1 capital to risk-weighted assets; and

•	9.25% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2017, are shown below:

•	17.01% CET1 to risk-weighted assets;

•	17.01% Tier 1 capital to risk-weighted assets;

•	17.88% Total capital to risk-weighted assets; and

•	13.31% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2017, are shown below:

•	16.56% CET1 to risk-weighted assets;

•	16.56% Tier 1 capital to risk-weighted assets;

•	17.30% Total capital to risk-weighted assets; and

•	12.81% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2017, are shown below:

•	32.63% CET1 to risk-weighted assets;

•	32.63% Tier 1 capital to risk-weighted assets;

•	33.93% Total capital to risk-weighted assets; and

•	28.66% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $895 thousand and Morris Plan paid a total FDIC assessment of $20 thousand in 2017.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.5%, a common equity Tier 1 risk-based capital ratio of less than

3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The Corporation believes that, as of December 31, 2017, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

Risks Related to the Corporation’s Business

Economic conditions in the capital markets and the economy generally may materially adversely affect the Corporation’s business and results of operations

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. The U.S. economy experienced growth during 2017, with increasing exports, jobs, and manufacturing production. Real GDP has increased, and unemployment is in line with a full-employment economy. However, if tighter financial conditions emerge, along with additional rate hikes by the Federal Reserve, there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans (thereby, increasing the risk of loan defaults and losses), the value of collateral securing those loans, and demand for loans and other products and services that the Corporation offers.

The Basel III capital rules may require us to retain higher capital levels, impacting our ability to pay dividends, repurchase our stock, or pay discretionary bonuses.

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

The Corporation operates in a highly competitive industry and market area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The Corporation’s success depends on our ability to respond to the threats and opportunities of financial technology innovation and adapt to changes in the regulatory landscape.

Financial technology (“FinTech”), a broad category referring to technological innovation in the design and delivery of financial services and products, has the potential to disrupt the financial industry and change the way financial institutions, including the Corporation and the Bank, do business. Investment in new technology to stay competitive may result in significant costs and increased risks of cyber security attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. In December 2016 the former Comptroller of the Currency Thomas Curry announced an initiative for the Office of the Comptroller of the Currency ("OCC") to consider applications from FinTech companies to become special purpose national banks. The proposed federal charter would largely allow FinTech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, and may therefore allow FinTech companies to more easily compete with us for financial products and services in the communities we serve. The OCC’s initiative has been met with criticism, including opposition from state regulators. Since announcing its initiative, the OCC has solicited public comment and continues to evaluate the benefits and risks of the initiative. On November 27, 2017, Joseph M. Otting was sworn in as Comptroller of the Currency. Public comments from Comptroller Otting have indicated that he supports continued evaluation of the FinTech-charter initiative. At this point, however, it is unclear when and if the OCC will consider (and/or approve) applications from FinTech companies to become special purpose national banks and, in such event, what form such charters will take. In the event the OCC adopts such initiative, our business may be adversely affected due to increased competition.

Moreover, on January 30, 2018, the United States House of Representatives Committee on Financial Services - Financial Institutions and Consumer Credit Subcommittee held a hearing to examine the current FinTech marketplace, focusing on the current regulatory landscape and the need to amend or modernize the regulatory landscape or the necessity to amend existing financial laws or develop new legislative proposals that would allow financial services entities to use FinTech to deliver new products and services to consumers. We cannot predict whether changes will be made to the current regulatory landscape or what impact any such changes, if any, will have on us. However, the costs of complying with any additional or amended legislation could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Current legislation and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of performance of and government intervention in the financial services sector arising out of or related to the 2007-2008 financial crisis. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation. The changes resulting from the Dodd-Frank Act will impose more stringent capital, liquidity and leverage requirements and may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect the Corporation’s business.

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

Tax reform could adversely affect our business.

On December 22, 2017, H.R. 1- An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act makes substantial changes to the Internal Revenue Code, the full effect of which cannot be currently anticipated. For example, the Tax Act reduces the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, limits the deduction for interest expense, modifies expensing of capital investment, and makes several other changes to business-related exclusions, deductions, and credits, which may have a positive or negative affect on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and could adversely affect our business and financial condition. Further, many of the provisions of the Tax Act will require guidance through the issuance of regulations and other tax guidance (such as revenue rulings, revenue procedures, notices, and announcements) by the Internal Revenue Service in order to assess their effect. There may be a substantial delay before such regulations are promulgated or guidance is issued, increasing the uncertainty as to the ultimate effect of the Tax Act on us. Moreover, at this point, it is unclear how States will respond to the Tax Act and if state-level tax reform will be enacted by any States and, if so, what form such state-level tax reform will take and when such state-level tax reform will be enacted.

The Corporation is still in the process of analyzing the Tax Act and its possible effects on the Corporation. Additionally, the implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition. The intended and unintended consequences of Tax Act on our business and our holders of common stock at this time are uncertain and could be adverse.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds rate between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  In December 2016, the FOMC increased the target federal funds rate by another 25 basis points. The FOMC increased the target federal funds rate by 25 basis points in each of March, June, and December 2017. Based on comments made by the FOMC, we expect gradual increases during 2018, but the overall low interest rate environment is expected to continue in 2018. The extended low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had, and continues to have, an adverse impact on our revenue and results of operations.

Uncertainty about the future of the London Inter-Bank Offered Rate (“LIBOR”), and its accepted alternatives, may adversely affect our business.

The Corporation and its subsidiaries hold certain financial instruments which have an interest rate indexed to LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based financial instruments given LIBOR’s role in determining market interest rates globally.

In June 2017, the Alternative Reference Rate Committee (“ARRC”), a committee of private-market derivative participants and their regulators convened by the Federal Reserve to identity alternative reference interest rates, announced a Secured Overnight Funding Rate (“SOFR”), a broad Treasuries overnight repurchase agreement (repo) financing rate, as its preferred alternative to

U.S. dollar LIBOR. In December 2017, the Federal Reserve announced final plans for the production of SOFR. It is presently anticipated that SOFR will be published by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, beginning in the second quarter of 2018. Plans for alternative reference rates for other currencies have also been announced.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and interest rates indexed to LIBOR, as well as other interest rates. At this time, it is not possible to predict how markets will respond to these alternative reference rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist, or if the methods of calculating LIBOR change from current methods for any reason, interest rates on financial instruments whose value is tied to LIBOR may be adversely affected. The manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, investment and trading securities portfolios, and business, is uncertain and may be materially adverse to our profitability.

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

The Corporation may become subject to claims and litigation pertaining to Intellectual Property

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

The value of the Corporation’s goodwill and other intangible assets may decline in the future

As of December 31, 2017, the Corporation had $36.0 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2018, February 14, 2021, May 31, 2019, and December 31, 2019.

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

Facilities of the Corporation’s banking centers in Knox County include two offices in Vincennes, Indiana. Both buildings are held in fee.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and an office in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2019. The banking center in Mahomet is leased and the lease expires on June 4, 2019. The banking center in Urbana is held in fee.

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

The facility of the Corporation’s subsidiary, First Chanticleer Corporation, includes an office building in Terre Haute, Indiana. The building is held in fee by First Chanticleer Corporation.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2018 shareholders owned 12,255,045 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2018, approximately 4,945 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2017 and 2016.

	2017			2016
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$51.18	$43.92		$34.54	$31.30
June 30	$49.29	$44.02	$0.50	$37.62	$31.98	$0.50
September 30	$47.02	$40.38		$41.32	$36.07
December 31	$49.80	$44.60	$2.01	$52.90	$39.40	$0.50

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 74.72%. During this same period, the return on The Russell 2000 Index was 93.58% and the SNL Index of Banks $1 - $5 Billion had a return of 161.04%.

		Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
First Financial Corporation	100.00	122.82	123.14	120.83	193.18	174.72
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. On February 3, 2016 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. There were 9,524 and 565,618 purchases of common stock by the Corporation during the years ended December 31, 2017 and December 31, 2016. The Corporation contributed 22,714 shares of treasury stock to the ESOP in November of 2017. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Total assets	$3,000,668	$2,988,527	$2,979,585	$3,002,485	$3,018,718
Securities	814,931	853,725	891,082	897,053	914,560
Loans	1,906,761	1,839,180	1,763,808	1,781,428	1,791,428
Deposits	2,458,653	2,428,526	2,442,369	2,457,197	2,458,791
Borrowings	57,686	81,121	46,508	60,901	117,880
Shareholders’ equity	413,569	414,395	410,316	394,214	386,195
INCOME STATEMENT DATA
Interest income	114,195	109,380	108,676	113,358	116,221
Interest expense	6,338	4,407	4,169	5,526	8,961
Net interest income	107,857	104,973	104,507	107,832	107,260
Provision for loan losses	5,295	3,300	4,700	5,072	7,860
Other income	35,938	46,931	39,179	40,785	40,455
Other expenses	88,747	90,308	98,398	95,584	94,554
Net income	29,131	38,413	30,196	33,772	31,534
PER SHARE DATA:
Net Income	2.38	3.12	2.35	2.55	2.37
Cash dividends	2.51	1.00	0.98	0.98	0.96
PERFORMANCE RATIOS:
Net income to average assets	0.98%	1.30%	1.01%	1.12%	1.06%
Net income to average shareholders’ equity	6.69	9.26	7.46	8.37	8.35
Average total capital to average assets	15.24	14.67	14.26	13.99	13.45
Average shareholders’ equity to average assets	14.58	14.01	13.60	13.36	12.69
Dividend payout	105.32	31.81	41.51	38.16	40.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS - SUMMARY FOR 2017

COMPARISON OF 2017 TO 2016

Net income for 2017 was $29.1 million, or $2.38 per share versus $38.4 million, or $3.12 per share for 2016, which included an after-tax gain on the sale of the Corporation's insurance subsidiary of $5.8 million. The 2017 results were negatively impacted by the revaluation of the Corporation's deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act resulting in a non-cash tax expense of $6.3 million. Return on average assets at December 31, 2017 decreased 24.6% to 0.98% compared to 1.3% at December 31, 2016.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2017 to $107.9 million compared to $105.0 million in 2016. Total average interest earning assets increased to $2.78 billion in 2017 from $2.75 billion in 2016. The tax-equivalent yield on these assets increased to 4.34% in 2017 from 4.21% in 2016. Total average interest-bearing liabilities increased to $2.05 billion in 2017 from $1.92 billion in 2016. The average cost of these interest-bearing liabilities increased to 0.31% in 2017 from 0.23% in 2016.

The net interest margin increased from 4.04% in 2016 to 4.11% in 2017. Earning asset yields increased 13 basis points while the rate on interest-bearing liabilities increased by 8 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2017			2016			2015
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,855,092	92,750	5.00%	$1,792,609	87,636	4.89%	$1,761,888	85,529	4.85%
Taxable investment securities	632,672	14,325	2.26%	672,641	14,506	2.16%	705,118	15,814	2.24%
Tax-exempt investments (2)	279,301	13,337	4.78%	267,849	13,358	4.99%	259,191	13,518	5.22%
Federal funds sold	12,663	101	0.80%	15,066	63	0.42%	18,272	52	0.28%
Total interest-earning assets	2,779,728	120,513	4.34%	2,748,165	115,563	4.21%	2,744,469	114,913	4.19%
Non-interest earning assets:
Cash and due from banks	61,650			62,694			73,066
Premises and equipment, net	48,368			49,721			50,877
Other assets	114,329			122,450			128,177
Less allowance for loan losses	(19,528)			(19,650)			(19,658)
TOTALS	$2,984,547			$2,963,380			$2,976,931
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,647,622	3,795	0.23%	$1,482,046	1,986	0.13%	$1,463,662	1,429	0.10%
Time deposits	356,281	2,216	0.62%	393,180	2,173	0.55%	437,961	2,505	0.57%
Short-term borrowings	39,802	245	0.62%	38,081	134	0.35%	32,644	70	0.21%
Other borrowings	7,205	82	1.14%	8,475	114	1.35%	14,463	165	1.14%
Total interest-bearing liabilities:	2,050,910	6,338	0.31%	1,921,782	4,407	0.23%	1,948,730	4,169	0.21%
Non interest-bearing liabilities:
Demand deposits	438,234			550,977			544,708
Other	60,137			75,589			78,648
	2,549,281			2,548,348			2,572,086
Shareholders' equity	435,266			415,032			404,845
TOTALS	$2,984,547			$2,963,380			$2,976,931
Net interest earnings		$114,175			$111,156			$110,744
Net yield on interest- earning assets			4.11%			4.04%			4.04%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2017 to 2016 and 2016 to 2015.

	2017 Compared to 2016 Increase (Decrease) Due to				2016 Compared to 2015 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$3,055	$1,991	$69	$5,115	$1,492	$605	$11	$2,108
Taxable investment securities	(862)	724	(43)	(181)	(728)	(608)	28	(1,308)
Tax-exempt investment securities (2)	571	(568)	(24)	(21)	452	(592)	(20)	(160)
Federal funds sold	(10)	57	(9)	38	(9)	24	(4)	11
Total interest income	$2,754	$2,204	$(7)	$4,951	$1,207	$(571)	$15	$651
Interest paid on interest-bearing liabilities:
Transaction accounts	222	1,428	159	1,809	18	532	7	557
Time deposits	(204)	273	(26)	43	(256)	(85)	9	(332)
Short-term borrowings	6	100	5	111	12	45	7	64
Other borrowings	(17)	(18)	3	(32)	(68)	30	(12)	(50)
Total interest expense	7	1,783	141	1,931	(294)	522	11	239
Net interest income	$2,747	$421	$(148)	$3,020	$1,501	$(1,093)	$4	$412

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 35%.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2017, the provision for loan losses was $5.3 million, an increase of $2.0 million, or 60.5%, compared to 2016.

Impaired loans increased to $10.1 million at December 31, 2017 from $8.6 million at December 31, 2016. The allowance allocation for these impaired loans increased to $625 thousand from $331 thousand during this period, contributing to the increase in provision in 2017 compared to 2016. Net charge-offs for 2017 were $4.2 million as compared to $4.5 million for 2016 and $3.6 million for 2015. Non-accrual loans, excluding TDR's, decreased to $13.2 million at December 31, 2017 from $13.5 million at December 31, 2016. Loans past due 90 days and still on accrual increased to $1.4 million compared to $0.6 million at December 31, 2016.

NON-INTEREST INCOME

Non-interest income of $35.9 million decreased $11.0 million from the $46.9 million earned in 2016. Non -interest income decreased due to the gain on sale of certain assets and liabilities of the insurance brokerage of $12.8 million in 2016, which was offset by $3.1 million received in 2017 for a collateralized debt obligation with no remaining book value.

NON-INTEREST EXPENSES

Non-interest expenses decreased to $88.7 million in 2017 from $90.3 million in 2016. Fringe benefits decreased $1.7 million as pension costs were reduced.

INCOME TAXES

The Corporation's federal income tax provision was $20.6 million in 2017 compared to $19.9 million in 2016. The overall effective tax rate in 2017 of 41.5% increased as compared to a 2016 effective rate of 34.1%, primarily due to the deferred tax adjustment related to the Tax Cuts and Jobs Act.

COMPARISON OF 2016 TO 2015

Net income for 2016 was $38.4 million or $3.12 per share compared to $30.2 million in 2015 or $2.35 per share. This increase in net income was driven by the gain on sale of certain assets and liabilities of the insurance brokerage of $12.8 million, as well as lower non-interest expense due to reduced salaries and benefits expenses as a result of the sale.

Net interest income increased $466 thousand in 2016 compared to 2015. The provision for loan losses decreased $1.4 million from $4.7 million in 2015 to $3.3 million in 2016. Non-interest expenses decreased $8.1 million while non-interest income increased $7.7 million. The increase in non-interest income and the decrease in non-interest expense resulted primarily from the sale of the insurance brokerage.

The provision for income taxes increased $9.5 million from 2015 to 2016 and the effective tax rate increased 851 basis points, or 33.2% in 2016 from 2015. The tax increase is principally due to the sale of certain assets and liabilities of the brokerage operation. The sale eliminated goodwill of $5.1 million which was not deductible for tax purposes which had the effect of increasing the tax gain on the sale compared to the book gain, resulting in additional tax expense.

COMPARISON AND DISCUSSION OF 2017 BALANCE SHEET TO 2016

The Corporation's total assets increased 0.4% or $12.1 million at December 31, 2017, from a year earlier. Available-for-sale securities decreased $38.8 million at December 31, 2017, from the previous year. Loans, net increased by $67.6 million to $1.91 billion. Deposits increased $30.1 million while borrowings decreased by $23.4 million. Total shareholders' equity decreased $0.8 million to $413.6 million at December 31, 2017. In 2017 dividends paid by the Corporation totaled $2.50, which included a $1.50 per share special dividend paid to shareholders on December 1, 2017, which totaled $18,335,625. There were also 22,714 shares from the treasury with a value of $1.06 million that were contributed to the ESOP plan in 2017 compared to 30,975 shares with a value of $1.36 million in 2016.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2017 the portfolio's balance decreased by 4.5%. The average life of the portfolio decreased from 4.9 years in 2016 to 4.8 years in 2017. The portfolio structure will continue to provide cash flows to be reinvested during 2018.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2017
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$439	4.78%	$4,277	4.89%	$55,887	5.72%	$168,432	4.52%	$229,035
Collateralized mortgage obligations (1)	130	4.22%	440	6.32%	5,175	3.57%	333,924	2.47%	339,669
States and political subdivisions	4,701	3.93%	31,338	3.38%	85,726	3.51%	109,857	3.12%	231,622
Corporate obligations	—	—%	—	—%	—	—%	14,605	—%	14,605
TOTAL	$5,270	4.01%	$36,055	3.60%	$146,788	4.35%	$626,818	3.08%	$814,931
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2016
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$73	4.62%	$10,583	4.82%	$71,322	5.69%	$192,280	4.59%	$274,258
Collateralized mortgage obligations (1)	—	—%	1,525	5.34%	6,504	3.54%	340,147	2.44%	348,176
States and political subdivisions	3,527	3.66%	51,043	3.54%	90,010	3.49%	74,343	3.09%	218,923
Corporate obligations	—	—%	—	—%	—	—%	12,368	—%	12,368
TOTAL	3,600	3.68%	63,151	3.80%	167,836	4.43%	619,138	3.14%	853,725
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2017 are set forth in the following analyses.

(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Loan Category
Commercial	$1,139,490	$1,106,182	$1,043,980	$1,044,522	$1,042,138
Residential	436,143	423,911	444,447	469,172	482,377
Consumer	327,976	305,881	272,896	266,656	268,033
TOTAL	$1,903,609	$1,835,974	$1,761,323	$1,780,350	$1,792,548

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$459,602	$531,255	$148,633	$1,139,490
TOTAL
Residential				436,143
Consumer				327,976
TOTAL				$1,903,609
Loans maturing after one year with:
Fixed interest rates		$155,995	$139,568
Variable interest rates		375,260	9,065
TOTAL		$531,255	$148,633

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Amount of loans outstanding at December 31,	$1,903,609	$1,835,974	$1,761,323	$1,780,350	$1,792,548
Average amount of loans by year	$1,855,092	$1,792,609	$1,761,888	$1,795,235	$1,807,599
Allowance for loan losses at beginning of year	$18,773	$19,946	$18,839	$20,068	$21,958
Loans charged off:
Commercial	1,572	2,659	2,852	3,522	4,830
Residential	761	1,011	866	1,143	4,942
Consumer	6,429	5,279	4,810	4,785	3,615
Total loans charged off	8,762	8,949	8,528	9,450	13,387
Recoveries of loans previously charged off:
Commercial	1,377	1,663	2,429	934	3,149
Residential	842	676	452	798	472
Consumer	2,384	2,137	2,054	2,104	1,401
Total recoveries	4,603	4,476	4,935	3,836	5,022
Net loans charged off	4,159	4,473	3,593	5,614	8,365
Provision charged to expense *	5,295	3,300	4,700	4,385	6,475
Balance at end of year	$19,909	$18,773	$19,946	$18,839	$20,068
Ratio of net charge-offs during period to average loans outstanding	0.22%	0.25%	0.20%	0.31%	0.46%

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

Included in the $1.9 billion of loans outstanding at December 31, 2017 are $4.3 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $1.5 million and a carrying value of $1.6 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans increased to 1.04% at year end 2017 compared to 1.02% at year end 2016. The Corporation’s unallocated allowance position of $1.5 million at December 31, 2017 decreased from $1.7 million at December 31, 2016 and December 31, 2015. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors that influence management's expectations of loss in the portfolio and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $21.7 million at December 31, 2017 decreased from $22.7 million at December 31, 2016 due in large part to the resolution of certain commercial credits in 2017. Management believes the allowance for loan losses balance at year end 2017, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Commercial	$10,281	$9,731	$11,482	$10,915	$12,450
Residential	1,455	1,553	1,834	1,374	1,585
Consumer	6,709	5,767	4,945	4,370	3,650
Unallocated	1,464	1,722	1,685	2,180	2,383
TOTAL ALLOWANCE FOR LOAN LOSSES	$19,909	$18,773	$19,946	$18,839	$20,068

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans declined in 2017 and 2016 due to the reduced number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms as well as in 2015 there was one large commercial credit paid off. Non-accrual restructured loans decreased in 2014 primarily due to the sale in 2014 of two large commercial credits and in 2013 of one large commercial credit. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2017	2016	2015	2014	2013
Non-accrual loans	$13,245	$13,492	$14,634	$15,034	$19,779
Accruing restructured loans	3,280	3,729	4,851	4,616	4,199
Non-accrual restructured loans	3,754	4,836	5,009	10,142	13,102
Accruing loans past due over 90 days	1,403	610	964	780	2,073
	$21,682	$22,667	$25,458	$30,572	$39,153

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 92% at December 31, 2017, compared to 83% in 2016. There were no covered loans included in restructured loans in 2017 and 2016. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2017 and 2016:

(Dollar amounts in thousands)	2017		2016
Non-accrual loans:
Commercial loans	$7,935	60%	$6,534	48%
Residential loans	4,445	34%	6,077	45%
Consumer loans	865	6%	881	7%
	$13,245	100%	$13,492	100%
Past due 90 days or more:
Commercial loans	$57	4%	$44	7%
Residential loans	1,088	78%	287	47%
Consumer loans	258	18%	279	46%
	$1,403	100%	$610	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2017		2016
Non-accrual loans:
Commercial loans	$2	3%	$3	3%
Residential loans	60	97%	109	97%
Consumer loans	—	—%	—	—%
	$62	100%	$112	100%
Past due 90 days or more:
Commercial loans	$—	—%	$—	—%
Residential loans	88	100%	80	100%
Consumer loans	—	—%	—	—%
	$88	100%	$80	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2017, 2016 and 2015.

	2017		2016		2015
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$438,234		$550,977		$544,708
Interest-bearing demand deposits	719,728	0.30%	592,832	0.18%	591,412	0.12%
Savings deposits	927,894	0.19%	889,214	0.11%	872,250	0.08%
Time deposits: $100,000 or more	100,432	0.69%	108,739	0.58%	117,066	0.59%
Other time deposits	255,849	0.59%	284,441	0.54%	320,895	0.57%
TOTAL	$2,442,137		$2,426,203		$2,446,331

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2017, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$12,771
Over 3 through 6 months	13,652
Over 6 through 12 months	22,581
Over 12 months	49,802
TOTAL	$98,806

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to zero in 2017 compared to $132 thousand in 2016. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2017.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2017 and 2016 was 105.3% and 31.8%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2017. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.36% over the next 12 months and increase 6.03% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.78% over the next 12 months and decrease 4.2% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-3.39%	-6.19%	-8.61%
Down 100	-2.78%	-4.20%	-5.64%
Up 100	2.36%	6.03%	9.53%
Up 200	1.48%	8.38%	15.22%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $5.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $98.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $25.3 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$2,121,722	$—	$—	$—	$2,121,722
Consumer certificates of deposit		181,508	109,904	45,467	52	336,931
Short-term borrowings	11	57,686	—	—	—	57,686
Other borrowings	12	—	—	—	—	—

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 15 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2017. Further discussion of these commitments is included in Note 14 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$387,701	$193,683	$194,018
Commercial letters of credit	5,012	4,525	487

Commitments to extend credit, including loan commitments, standby and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the preceding pages of this Form 10-K is incorporated herein by reference in response to this item.

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe Horwath LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2017 and has issued a report dated March 7, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation
Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Crowe Horwath LLP

We have served as the Corporation's auditor since 1999.

Indianapolis, Indiana
March 7, 2018

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$74,107	$75,012
Federal funds sold	—	6,952
Securities available-for-sale	814,931	853,725
Loans, net of allowance of $19,909 in 2017 and $18,773 in 2016	1,886,852	1,820,407
Restricted Stock	10,379	10,359
Accrued interest receivable	12,913	12,311
Premises and equipment, net	48,272	49,240
Bank-owned life insurance	85,016	83,737
Goodwill	34,355	34,355
Other intangible assets	1,630	2,109
Other real estate owned	1,880	2,531
Other assets	30,333	37,789
TOTAL ASSETS	$3,000,668	$2,988,527
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$425,001	$564,092
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	43,178	43,759
Other interest-bearing deposits	1,990,474	1,820,675
	2,458,653	2,428,526
Short-term borrowings	57,686	80,989
Other borrowings	—	132
Other liabilities	70,760	64,485
TOTAL LIABILITIES	2,587,099	2,574,132
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,595,320 in 2017 and 14,578,758 in 2016
Outstanding shares-12,246,464 in 2017 and 12,216,712 in 2016	1,822	1,820
Additional paid-in capital	75,624	74,525
Retained earnings	420,275	421,826
Accumulated other comprehensive income (loss)	(14,704)	(14,164)
Less: Treasury shares at cost-2,348,856 in 2017 and 2,362,046 in 2016	(69,448)	(69,612)
TOTAL SHAREHOLDERS’ EQUITY	413,569	414,395
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,000,668	$2,988,527

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$91,100	$86,128	$84,022
Securities:
Taxable	14,325	14,506	15,815
Tax-exempt	7,391	7,269	7,194
Other	1,379	1,477	1,645
TOTAL INTEREST AND DIVIDEND INCOME	114,195	109,380	108,676
INTEREST EXPENSE:
Deposits	6,011	4,159	3,934
Short-term borrowings	245	134	70
Other borrowings	82	114	165
TOTAL INTEREST EXPENSE	6,338	4,407	4,169
NET INTEREST INCOME	107,857	104,973	104,507
Provision for loan losses	5,295	3,300	4,700
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	102,562	101,673	99,807
NON-INTEREST INCOME:
Trust and financial services	5,001	5,208	5,586
Service charges and fees on deposit accounts	11,895	10,530	10,145
Other service charges and fees	12,499	12,307	11,798
Securities gain (loss), net	59	34	17
Insurance commissions	74	2,346	6,945
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	12,822	—
Gain on sale of mortgage loans	1,688	1,842	1,998
Other	4,722	1,842	2,690
TOTAL NON-INTEREST INCOME	35,938	46,931	39,179
NON-INTEREST EXPENSES:
Salaries and employee benefits	51,322	52,730	60,109
Occupancy expense	6,897	6,865	6,978
Equipment expense	7,186	7,300	6,991
Federal Deposit Insurance	915	1,300	1,769
Other	22,427	22,113	22,551
TOTAL NON-INTEREST EXPENSE	88,747	90,308	98,398
INCOME BEFORE INCOME TAXES	49,753	58,296	40,588
Provision for income taxes	20,622	19,883	10,392
NET INCOME	29,131	38,413	30,196
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	3,335	(10,130)	(1,225)
Change in funded status of post-retirement benefits, net of taxes	(3,875)	5,367	6,353
COMPREHENSIVE INCOME	$28,591	$33,650	$35,324
EARNINGS PER SHARE:
BASIC AND DILUTED	$2.38	$3.12	$2.35
Weighted average number of shares outstanding (in thousands)	12,225	12,317	12,836
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2015	$1,815	$72,405	$377,970	$(14,529)	$(43,447)	$394,214
Net income	—	—	30,196	—	—	30,196
Other comprehensive income (loss)	—	—	—	5,128	—	5,128
Omnibus Equity Incentive Plan, net	2	713	—	—	—	715
Treasury stock purchases (257,989 shares)					(8,698)	(8,698)
Contribution of 36,149 shares to ESOP	—	278	—	—	1,016	1,294
Cash Dividends, $.98 per share	—	—	(12,533)	—	—	(12,533)
Balance, December 31, 2015	1,817	73,396	395,633	(9,401)	(51,129)	410,316
Net income	—	—	38,413	—	—	38,413
Other comprehensive income (loss)	—	—	—	(4,763)	—	(4,763)
Omnibus Equity Incentive Plan, net	3	681	—	—	—	684
Treasury stock purchases (575,224 shares)	—	—	—	—	(19,396)	(19,396)
Contribution of 30,975 shares to ESOP	—	448	—	—	913	1,361
Cash Dividends, $1.00 per share	—	—	(12,220)	—	—	(12,220)
Balance, December 31, 2016	1,820	74,525	421,826	(14,164)	(69,612)	414,395
Net income	—	—	29,131	—	—	29,131
Other comprehensive income (loss)	—	—	—	(540)	—	(540)
Omnibus Equity Incentive Plan, net	2	704	—	—	—	706
Treasury stock purchases (9,524 shares)	—	—	—	—	(503)	(503)
Contribution of 22,714 shares to ESOP	—	395	—	—	667	1,062
Cash Dividends, $2.51 per share	—	—	(30,682)	—	—	(30,682)
Balance, December 31, 2017	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,131	$38,413	$30,196
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	3,786	3,695	2,940
Provision for loan losses	5,295	3,300	4,700
Securities (gains) losses	(59)	(34)	(17)
Depreciation and amortization	4,426	4,968	5,490
Provision for deferred income taxes	(4,241)	(1,512)	(924)
Net change in accrued interest receivable	(602)	(578)	(140)
Contribution of shares to ESOP	1,062	1,361	1,294
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	(12,822)	—
Stock compensation expense	706	684	684
Gain on sale of mortgage loans	(1,688)	(1,842)	(1,998)
Loss (gain) on sales of other real estate	108	93	116
Origination of loans held for sale	(62,712)	(68,945)	(72,303)
Proceeds from loans held for sale	66,265	71,010	75,542
Other, net	8,658	3,401	(4,325)
NET CASH FROM OPERATING ACTIVITIES	50,135	41,192	41,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	9,743	—	3,735
Calls, maturities and principal reductions on securities available-for-sale	141,819	168,506	150,315
Purchases of securities available-for-sale	(111,138)	(150,893)	(149,181)
Loans made to customers, net of payments	(72,463)	(80,434)	12,901
Net change in federal funds sold	6,952	2,863	(1,815)
Redemption of restricted stock	—	500	5,587
Purchase of restricted stock	(20)	(21)	(21)
Purchase of customer list	—	—	(103)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	—	16,895	—
Sale of other real estate	1,419	1,583	1,638
Additions to premises and equipment	(2,979)	(3,049)	(3,393)
NET CASH FROM INVESTING ACTIVITIES	(26,667)	(44,050)	19,663
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	30,121	(13,906)	(14,899)
Net change in short-term borrowings	(23,303)	47,158	(14,184)
Dividends paid	(30,556)	(12,359)	(12,632)
Purchases of treasury stock	(503)	(19,396)	(8,698)
Proceeds from other borrowings	170,000	54,350	36,900
Repayments on other borrowings	(170,132)	(66,672)	(36,812)
NET CASH FROM FINANCING ACTIVITIES	(24,373)	(10,825)	(50,325)

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	(905)	(13,683)	10,593
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	75,012	88,695	78,102
CASH AND DUE FROM BANKS, END OF YEAR	$74,107	$75,012	$88,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$6,337	$4,432	$4,237
Income Taxes	$11,158	$18,739	$12,869

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2017, $743.3 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation's primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 66 branches in west-central Indiana and east-central Illinois. First Financial Bank is the largest bank in Vigo County. It operates 11 full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Gibson County, Indiana.; one in Greene County, Indiana; two in Knox County, Indiana; four in Parke County, Indiana; one in Putnam County, Indiana; four in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; three in Coles County, Illinois; two in Crawford County, Illinois; two in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; three in McLean County, Illinois; two in Richland County, Illinois; six in Vermilion County, Illinois; and one in Wayne County, Illinois. It also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $0.9 million, $0.7 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015 respectively.

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

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. There were not any changes to the provision for loan losses related to the FDIC indemnification asset in 2017, 2016, and 2015. At December 31, 2017, 2016, and 2015, the balance of the indemnification asset was not material and is included in other assets.

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

Restricted Stock: Restricted stock includes Federal Home Loan Bank (FHLB) of Indianapolis and Federal Reserve stock. This restricted stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015. Late fees and ancillary fees related to loan servicing are not material.

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

Other intangible assets consist of core deposit assets arising from the whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated basis over their estimated useful lives, which are 10 and 12 years, respectively.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $95 thousand, $114 thousand and $142 thousand, resulting in a deferred compensation liability of $2.0 million at December 31, 2017 and $2.1 million at December 31, 2016. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2017, 2016 and 2015. There is a liability of $11.4 million and $12.3 million as of year-end 2017 and 2016. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2017, 2016 and 2015 was $1.6 million, $1.5 million and $1.4 million, respectively, and resulted in a liability of $836 thousand at December 31, 2017 and $823 thousand at December 31, 2016.

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

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Corporation elected to early adopt ASU 2017-08 in the fourth quarter of 2017. The adoption of this guidance did not have a material impact on the Corporation’s financial statements.

Recently Issued Not Yet Effective Accounting Pronouncements:
In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015-4 “Revenue from Contracts with Customers - Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year and as a result, the new standard will be effective the first quarter of 2018. The Corporation’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Corporation’s analysis of the effect of the new standard on its recurring revenue streams, the Corporation did not expect and did not experience an impact on the Corporation’s financial statements upon adoption in the first quarter of 2018. No adjustments to opening retained earnings was recorded on January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. ASU 2016-1 became effective on January 1, 2018 and did not have a significant impact on the Corporation’s financial statements. However, the fair value disclosures for our loan portfolio will consider the exit price.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Corporation continues to evaluate the provision of the new lease standard but, due to the small number of lease agreements presently in effect for the Corporation, does not expect the new guidance will have a significant impact on the Corporation’s financial statements.

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
In August of 2016 ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") was issued and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. ASU 2016-15 became effective on January 1, 2018 and did not have a significant impact on the Corporation’s accounting and disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Corporation has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. ASU 2017-07 became effective on January 1, 2018 and did not have a significant impact on the Corporation’s accounting and disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU 2017-07 became effective on January 1, 2018 and did not have a significant impact on the Corporation’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15,

2018 although early adoption is permitted. The Corporation will adopt the standard in the first quarter of 2018 and adoption will not have a material impact on the consolidated financial statements.

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2017 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$13,695	$—	$13,695
Mortgage-backed securities, residential	—	215,338	—	215,338
Mortgage-backed securities, commercial	—	1	—	1
Collateralized mortgage obligations	—	339,670	—	339,670
State and municipal obligations	—	227,942	3,680	231,622
Collateralized debt obligations	—	—	14,605	14,605
TOTAL	$—	$796,646	$18,285	$814,931
Derivative Assets		$298
Derivative Liabilities		(298)

	December 31, 2016 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$13,249	$—	$13,249
Mortgage-backed securities, residential	—	261,005	—	261,005
Mortgage-backed securities, commercial	—	4	—	4
Collateralized mortgage obligations	—	348,176	—	348,176
State and municipal obligations	—	214,713	4,210	218,923
Collateralized debt obligations	—	—	12,368	12,368
TOTAL	$—	$837,147	$16,578	$853,725
Derivative Assets		$653
Derivative Liabilities		(653)

There were no transfers between Level 1 and Level 2 during 2017 and 2016.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2017 and 2016.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2017
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,773	2,773
Purchases	—	—	—
Settlements	(530)	(536)	(1,066)
Ending balance, December 31	$3,680	$14,605	$18,285

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2016
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,725	$14,875	$19,600
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,066)	(2,066)
Transfers	—	—	—
Settlements	(515)	(441)	(956)
Ending balance, December 31	$4,210	$12,368	$16,578

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2017, 2016 or 2015.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $3.9 million, after a valuation allowance of $0.6 million at December 31, 2017 and at a fair value of $1.4 million, net of a valuation allowance of $0.3 million at December 31, 2016. The impact to the provision for loan losses for the twelve months ended December 31, 2017 and December 31, 2016 was a $294 thousand increase and a $523 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2017 with a value of $1.9 million was reduced $951 thousand for fair value adjustment. At December 31, 2017 other real estate owned was comprised of $1.7 million from commercial loans and $212 thousand from residential loans. Other real estate owned at December 31, 2016 with a value of $2.5 million was reduced $930 thousand for fair value adjustment. At December 31, 2016 other real estate owned was comprised of $2.0 million from commercial loans and $483 thousand from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2017 and 2016.

2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate	2.30%-5.45%
			Probability of default	—%
Other real estate	$1,880	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$3,882	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2016	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$4,210	Discounted cash flow	Discount rate	3.05%-5.50%
			Probability of default	—%
Other real estate	$2,531	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,387	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2017 and 2016.

	December 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$493	$146	$347
Farmland	3,035	268	2,767
Non Farm, Non Residential	—	—	—
Agriculture	537	205	332
All Other Commercial	—	—	—
Residential
First Liens	442	6	436
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,507	$625	$3,882

December 31, 2016
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$537	$36	$501
Farmland	—	—	—
Non Farm, Non Residential	657	206	451
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	524	89	435
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,718	$331	$1,387

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,107	$20,682	$53,425	$—	$74,107
Securities available-for-sale	814,931	—	796,646	18,285	814,931
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,886,852	—	—	1,878,166	1,878,166
Accrued interest receivable	12,913	—	3,596	9,317	12,913
Deposits	(2,458,653)	—	(2,456,900)	—	(2,456,900)
Short-term borrowings	(57,686)	—	(57,686)	—	(57,686)
Federal Home Loan Bank advances	—	—	—	—	—
Accrued interest payable	(372)	—	(372)	—	(372)

	December 31, 2016
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,012	$21,047	$53,965	$—	$75,012
Federal funds sold	6,952	—	6,952	—	6,952
Securities available-for-sale	853,725	—	837,147	16,578	853,725
Restricted stock	10,359	n/a	n/a	n/a	n/a
Loans, net	1,820,407	—	—	1,854,046	1,854,046
Accrued interest receivable	12,311	—	3,340	8,971	12,311
Deposits	(2,428,526)	—	(2,414,555)	—	(2,414,555)
Short-term borrowings	(80,989)	—	(80,989)	—	(80,989)
Federal Home Loan Bank advances	(132)	—	(137)	—	(137)
Accrued interest payable	(363)	—	(363)	—	(363)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $12.5 million and $12.0 million at December 31, 2017 and 2016, respectively.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2017
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$13,989	$24	$(318)	$13,695
Mortgage-backed securities, residential	215,079	2,071	(1,812)	215,338
Mortgage-backed securities, commercial	1	—	—	1
Collateralized mortgage obligations	346,005	370	(6,705)	339,670
State and municipal obligations	227,651	4,671	(700)	231,622
Collateralized debt obligations	8,644	5,961	—	14,605
TOTAL	$811,369	$13,097	$(9,535)	$814,931

	December 31, 2016
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$13,594	$32	$(377)	$13,249
Mortgage-backed securities, residential	261,878	3,200	(4,073)	261,005
Mortgage-backed securities, commercial	4	—	—	4
Collateralized mortgage obligations	353,499	1,021	(6,344)	348,176
State and municipal obligations	217,365	3,954	(2,396)	218,923
Collateralized debt obligations	9,181	4,411	(1,224)	12,368
TOTAL	$855,521	$12,618	$(14,414)	$853,725

As of December 31, 2017, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $423.9 million and $391.1 million at December 31, 2017 and 2016, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2017, 2016 and 2015, respectively.

(Dollar amounts in thousands)	2017	2016	2015
Proceeds	$15,348	$8,160	$3,735
Gross gains	185	39	23
Gross losses	(126)	(5)	(6)

Gains of $185 thousand and losses of $126 thousand in 2017 and gains of $39 thousand and losses of $5 thousand in 2016 and gains of $23 thousand and losses of $6 thousand in 2015 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2017 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$4,683	$4,701
Due after one but within five years	30,765	31,338
Due after five but within ten years	83,483	85,726
Due after ten years	131,353	138,157
	250,284	259,922
Mortgage-backed securities and collateralized mortgage obligations	561,085	555,009
TOTAL	$811,369	$814,931

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2017 and 2016.

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$9,321	$(86)	3,538	(232)	$12,859	$(318)
Mortgage-backed securities, residential	79,918	(425)	53,815	(1,387)	133,733	(1,812)
Collateralized mortgage obligations	150,182	(1,418)	146,750	(5,287)	296,932	(6,705)
State and municipal obligations	27,347	(183)	18,660	(517)	46,007	(700)
Total temporarily impaired securities	$266,768	$(2,112)	$222,763	$(7,423)	$489,531	$(9,535)

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$12,224	$(377)	$—	$—	$12,224	$(377)
Mortgage-backed securities, residential	202,248	(4,072)	152	(1)	202,400	(4,073)
Collateralized mortgage obligations	169,717	(3,086)	79,999	(3,258)	249,716	(6,344)
State and municipal obligations	72,852	(2,396)	—	—	72,852	(2,396)
Collateralized debt obligations	7,561	(1,224)	—	—	7,561	(1,224)
Total temporarily impaired securities	$464,602	$(11,155)	$80,151	$(3,259)	$544,753	$(14,414)

The Corporation held 239 investment securities with an amortized cost greater than fair value as of December 31, 2017. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $9.5 million as of December 31, 2017 and $14.4 million as of December 31, 2016. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO's was called in first quarter 2017. The remaining two CDO’s have a contractual balance of $18.4 million at December 31, 2017 which has been reduced to $14.6 million by $2.6 million of interest payments received, $7.2 million of cumulative OTTI charges recorded through earnings to date and increased by $6.0 million recorded in other comprehensive income. The severity of the OTTI recorded varies by security, based on the analysis described below, and ranges, at December 31, 2017 from 28% to 80%. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year management determined there was no OTTI. There was no OTTI recorded in 2016 or 2015.

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO was paid in full in 2015. In the first quarter of 2017 a CDO with no remaining book value was called with the bank receiving $3.1 million, which is included in other non-interest income on the consolidated statements of income and comprehensive income.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 67.64 to 79.33 while Moody’s Investor Service pricing ranges from 19.53 to 49.45, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2017	2016	2015
Beginning balance, January 1,	$13,974	$13,995	$14,050
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized	—	—	—
Reductions for securities called during the period	(6,842)
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	—	(21)	(55)
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$7,132	$13,974	$13,995

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016
Commercial	$1,139,490	$1,106,182
Residential	436,143	423,911
Consumer	327,976	305,881
Total gross loans	1,903,609	1,835,974
Deferred costs, net	3,152	3,206
Allowance for loan losses	(19,909)	(18,773)
TOTAL	$1,886,852	$1,820,407

Loans in the above summary include loans totaling $4.3 million and $5.1 million at December 31, 2017 and 2016 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2017 and 2016, loans held for sale included $4.1 million and $6.1 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2017, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $59.1 million at the beginning of the year. During 2017, advances of $26.9 million, repayments of $43.3 million were made with respect to related party loans for an aggregate dollar amount outstanding of $42.7 million at December 31, 2017.

Loans serviced for others, which are not reported as assets, total $484.4 million and $496.2 million at year-end 2017 and 2016. Custodial escrow balances maintained in connection with serviced loans were $2.8 million and $2.7 million at year-end 2017 and 2016.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016	2015
Servicing rights:
Beginning of year	$1,549	$1,746	$1,863
Additions	477	480	531
Amortized to expense	(592)	(677)	(648)
End of year	$1,434	$1,549	$1,746

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.3 million and $2.6 million at year end 2017 and 2016. There was no valuation allowance in 2017 or 2016.

Fair value for 2017 was determined using a discount rate of 13%, prepayment speeds ranging from 112% to 250%, depending on the stratification of the specific right. Fair value at year end 2016 was determined using a discount rate of 12%, prepayment speeds ranging from 108% to 316%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

The Bank is party to a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.3 million for losses and carrying expenses. In 2014 the non-single family (NSF) loss period ended eliminating future loss reimbursements only to the extent of recoveries received. There is no estimate for the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2017. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2017 and 2016 totaled $4.3 million and $5.1 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2017 and 2016, are shown in the following tables:

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,555)	(1,430)	(2,985)
ASC 310-30 Loans	$1,896	$—	$1,896

			2016
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$4,122	$1,480	$5,602
Discount accretion	—	—	—
Disposals	(671)	(50)	(721)
ASC 310-30 Loans	$3,451	$1,430	$4,881

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

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015.

Allowance for Loan Losses:		December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	745	(179)	4,987	(258)	5,295
Loans charged -off	(1,572)	(761)	(6,429)	—	(8,762)
Recoveries	1,377	842	2,384	—	4,603
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

Allowance for Loan Losses:		December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(755)	54	3,964	37	3,300
Loans charged -off	(2,659)	(1,011)	(5,279)	—	(8,949)
Recoveries	1,663	676	2,137	—	4,476
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

Allowance for Loan Losses:		December 31, 2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,915	$1,374	$4,370	$2,180	$18,839
Provision for loan losses	990	874	3,331	(495)	4,700
Loans charged -off	(2,852)	(866)	(4,810)	—	(8,528)
Recoveries	2,429	452	2,054	—	4,935
Ending Balance	$11,482	$1,834	$4,945	$1,685	$19,946

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2017 and 2016:

Allowance for Loan Losses:		December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$619	$6	$—	$—	$625
Collectively evaluated for impairment	9,662	1,449	6,709	1,464	19,284
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$10,281	$1,455	$6,709	$1,464	$19,909
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$9,619	$463	$—		$10,082
Collectively evaluated for impairment	1,134,701	436,944	329,435		1,901,080
Acquired with deteriorated credit quality	1,860	—	—		1,860
BALANCE AT END OF YEAR	$1,146,180	$437,407	$329,435		$1,913,022

Allowance for Loan Losses:		December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$242	$89	$—	$—	$331
Collectively evaluated for impairment	9,489	1,464	5,767	1,722	18,442
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$9,731	$1,553	$5,767	$1,722	$18,773
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$8,051	$549	$—		$8,600
Collectively evaluated for impairment	1,101,269	423,099	307,226		1,831,594
Acquired with deteriorated credit quality	3,415	1,431	—		4,846
BALANCE AT END OF YEAR	$1,112,735	$425,079	$307,226		$1,845,040

The following tables present loans individually evaluated for impairment by class of loan.

December 31, 2017			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$802	$802	$—	$971	$—	$—
Farmland	930	930	—	1,265	—	—
Non Farm, Non Residential	2,461	2,461	—	2,781	—	—
Agriculture	123	123	—	239	—	—
All Other Commercial	1,238	1,238	—	1,308	—	—
Residential
First Liens	21	21	—	23	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	493	493	146	514	—	—
Farmland	3,035	3,035	268	669	—	—
Non Farm, Non Residential	—	—	—	131		—
Agriculture	738	537	205	279	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	442	442	6	483	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,283	$10,082	$625	$8,663	$—	$—

December 31, 2016			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,181	$1,181	$—	$981	$—	$—
Farmland	826	826	—	770	—	—
Non Farm, Non Residential	3,368	2,996	—	3,096	—	—
Agriculture	622	487	—	351	—	—
All Other Commercial	1,367	1,367	—	1,477	—	—
Residential
First Liens	25	25	—	27	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	537	537	36	819	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	657	657	206	1,016		—
Agriculture	—	—	—	114	—	—
All Other Commercial	—	—	—	45	—	—
Residential
First Liens	524	524	89	647	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,107	$8,600	$331	$9,343	$—	$—

December 31, 2015			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,796	$—	$—
Farmland	—	—	—
Non Farm, Non Residential	2,080	—	—
Agriculture	—	—	—
All Other Commercial	1,175	—	—
Residential
First Liens	18	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	3,463	—	—
Farmland	—	—	—
Non Farm, Non Residential	3,682		—
Agriculture	—	—	—
All Other Commercial	483	—	—
Residential
First Liens	460	—	—
Home Equity	—	—	—
Junior Liens		—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$13,157	$—	$—

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2017
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$41	$2	$212	$1,679
Farmland	19	—	—	4,141
Non Farm, Non Residential	—	56	2,440	172
Agriculture	—	—	—	707
All Other Commercial	—	—	—	1,236
Residential
First Liens	1,011	3,105	575	3,972
Home Equity	8	—	—	249
Junior Liens	137	—	—	134
Multifamily	—	—	—	—
All Other Residential	—	—	—	90
Consumer
Motor Vehicle	268	9	—	242
All Other Consumer	—	177	527	623
TOTAL	$1,484	$3,349	$3,754	$13,245

	December 31, 2016
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$45	$3	$383	$2,405
Farmland	—	—	—	978
Non Farm, Non Residential	—	60	2,941	1,027
Agriculture	—	—	—	744
All Other Commercial	—	—	—	1,380
Residential
First Liens	276	3,525	995	5,496
Home Equity	—	—	—	285
Junior Liens	55	—	—	202
Multifamily	—	—	—	—
All Other Residential	—	—	—	94
Consumer
Motor Vehicle	293	60	—	140
All Other Consumer	—	150	517	741
TOTAL	$669	$3,798	$4,836	$13,492

Covered loans included in loans past due over 90 days still on accrual are $88 thousand at December 31, 2017 and $80 thousand at December 31, 2016. Covered loans included in non-accrual loans are $62 thousand at December 31, 2017 and $112 thousand at December 31, 2016. No covered loans are deemed impaired at December 31, 2017 and 2016. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2017, 2016, and 2015 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	227	386	613
Charged Off	—	(289)	(141)	(430)
Payments	(677)	(774)	(263)	(1,714)
December 31,	$2,709	$3,611	$714	$7,034

				2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,584	$5,593	$683	$9,860
Added	—	123	369	492
Charged Off	—	(321)	(70)	(391)
Payments	(198)	(948)	(250)	(1,396)
December 31,	$3,386	$4,447	$732	$8,565

				2015
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$8,955	$5,189	$614	$14,758
Added	—	748	342	1,090
Charged Off	—	(65)	(52)	(117)
Payments	(5,371)	(279)	(221)	(5,871)
December 31,	$3,584	$5,593	$683	$9,860

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2017, 2016 or 2015 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2017, 2016 and 2015 the Corporation modified 43, 42, and 57 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2017, 2016, or 2015.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at both December 31, 2017 and 2016 and $25 thousand of specific reserves at December 31, 2015. The Corporation has not committed to lend additional amounts as of December 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2017	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$372	$80	$640	$1,092	$474,709	$475,801
Farmland	341	—	3,671	4,012	104,457	108,469
Non Farm, Non Residential	141	—	—	141	200,804	200,945
Agriculture	141	—	561	702	152,388	153,090
All Other Commercial	—	—	—	—	207,875	207,875
Residential
First Liens	5,467	1,317	1,434	8,218	247,029	255,247
Home Equity	310	46	8	364	35,752	36,116
Junior Liens	274	106	194	574	41,688	42,262
Multifamily	—	—	—	—	90,141	90,141
All Other Residential	300	—	12	312	13,329	13,641
Consumer
Motor Vehicle	4,770	697	294	5,761	298,211	303,972
All Other Consumer	107	22	—	129	25,334	25,463
TOTAL	$12,223	$2,268	$6,814	$21,305	$1,891,717	$1,913,022

			Greater
December 31, 2016	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$370	$114	$1,199	$1,683	$474,406	$476,089
Farmland	235	22	46	303	110,897	111,200
Non Farm, Non Residential	153	—	215	368	195,120	195,488
Agriculture	246	—	467	713	151,059	151,772
All Other Commercial	15	—	—	15	178,171	178,186
Residential
First Liens	3,862	954	1,516	6,332	264,446	270,778
Home Equity	186	64	27	277	35,782	36,059
Junior Liens	271	—	224	495	36,912	37,407
Multifamily	—	—	—	—	67,799	67,799
All Other Residential	42	12	—	54	12,982	13,036
Consumer
Motor Vehicle	4,048	732	313	5,093	277,604	282,697
All Other Consumer	143	22	3	168	24,361	24,529
TOTAL	$9,571	$1,920	$4,010	$15,501	$1,829,539	$1,845,040

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. Beginning in July 2016, the Company's loan rating process no longer includes all loans in a loan relationship. Therefore, certain first lien mortgage loans and consumer loans that were previously rated in a loan relationship have been included in the not rated category as of December 31, 2016. As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2017		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$430,015	$19,889	$18,611	$38	$5,947	$474,500
Farmland	88,338	10,782	7,466	—	10	106,596
Non Farm, Non Residential	179,181	7,689	13,632	—	—	200,502
Agriculture	111,724	17,482	21,388	—	342	150,936
All Other Commercial	194,170	2,723	7,459	—	2,604	206,956
Residential
First Liens	45,320	750	3,980	5	204,329	254,384
Home Equity	319	—	64	—	35,653	36,036
Junior Liens	1,882	76	342	100	39,755	42,155
Multifamily	89,936	—	—	—	36	89,972
All Other Residential	—	—	67	—	13,529	13,596
Consumer
Motor Vehicle	—	—	731	—	301,900	302,631
All Other Consumer	—	—	44	—	25,301	25,345
TOTAL	$1,140,885	$59,391	$73,784	$143	$629,406	$1,903,609

December 31, 2016		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$427,262	$16,286	$25,177	$449	$5,730	$474,904
Farmland	95,115	8,300	5,238	—	532	109,185
Non Farm, Non Residential	172,739	5,745	16,601	—	—	195,085
Agriculture	121,983	13,885	12,301	—	1,366	149,535
All Other Commercial	163,492	596	10,058	76	3,251	177,473
Residential
First Liens	43,674	1,541	4,466	18	220,249	269,948
Home Equity	363	—	86	—	35,554	36,003
Junior Liens	1,826	85	401	26	34,977	37,315
Multifamily	66,133	1,430	15	—	65	67,643
All Other Residential	—	—	—	—	13,002	13,002
Consumer
Motor Vehicle	—	—	331	—	281,134	281,465
All Other Consumer	—	—	25	—	24,391	24,416
TOTAL	$1,092,587	$47,868	$74,699	$569	$620,251	$1,835,974

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016
Land	$12,118	$12,265
Building and leasehold improvements	55,854	55,711
Furniture and equipment	46,399	44,608
	114,371	112,584
Less accumulated depreciation	(66,099)	(63,344)
TOTAL	$48,272	$49,240

Aggregate depreciation expense was $3.95 million, $4.34 million and $4.66 million for 2017, 2016 and 2015, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.0 million, $0.9 million, and $0.9 million for 2017, 2016, and 2015. Rent commitments, before considering renewal options that generally are present, were as follows:

2018	$920
2019	546
2020	382
2021	198
2022	158
Thereafter	1,019
$3,223

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2017 and 2016. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2017 and 2016 are as follows:

	2017		2016
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$10,836	$9,206	$10,836	$8,727
	$10,836	$9,206	$10,836	$8,727

 Aggregate amortization expense was $479 thousand, $627 thousand and $826 thousand for 2017, 2016 and 2015, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2018	$434
2019	350
2020	252
2021	232
2022	224

In 2016, the sale of certain assets and liabilities of the insurance brokerage operations resulted in the reduction of customer list intangible by $.4 million and the reduction of goodwill by $5.1 million.

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2018	$181,508
2019	68,985
2020	40,919
2021	20,227
2022	25,240

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2017 and 2016 is presented below:

(Dollar amounts in thousands)	2017	2016
Federal funds purchased	$30,165	$49,982
Repurchase-agreements	27,521	31,007
	$57,686	$80,989

(Dollar amounts in thousands)	2017	2016
Average amount outstanding	$39,704	$37,949
Maximum amount outstanding at a month end	85,714	80,989
Average interest rate during year	0.62%	0.35%
Interest rate at year-end	0.96%	0.64%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2017
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,929	$6,282	$8,552	$758	$27,521

	December 31, 2016
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,238	$9,495	$9,516	$758	$31,007

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2017 and 2016 are summarized as follows:

(Dollar amounts in thousands)	2017	2016
FHLB advances	$—	$132

The aggregate minimum annual retirements of other borrowings are as follows:

2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	—
$—

The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are no advances from the FHLB at December 31, 2017, and $132 thousand at December 31, 2016, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.8% to 6.6% in 2017 and 0.5% to 6.6% in 2016. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $120.1 million at December 31, 2017, and $57.1 million at December 31, 2016, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $223.4 million at year end 2017. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2017	2016	2015
Federal:
Currently payable	$8,303	$15,514	$9,890
Deferred	3,756	1,326	(774)
Expense due to enactment of federal tax reform	6,282	—	—
	18,341	16,840	9,116
State:
Currently payable	1,818	2,857	1,426
Deferred	463	186	(150)
	2,281	3,043	1,276
TOTAL	$20,622	$19,883	$10,392

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2017	2016	2015
Federal income taxes computed at the statutory rate	$17,414	$20,403	$14,206
Add (deduct) tax effect of:
Tax exempt income	(4,102)	(3,992)	(4,047)
Non-deductible insurance brokerage goodwill	—	1,797	—
ESOP dividend deduction	(102)	(47)	(164)
State tax, net of federal benefit	1,483	1,978	829
Affordable housing credits	(148)	(148)	(148)
Expense due to enactment of federal tax reform	6,282	—	—
Other, net	(205)	(108)	(284)
TOTAL	$20,622	$19,883	$10,392

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The primary change for the Corporation was to lower the corporate income tax rate from 35% to 21%. The Corporation's deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the re-measurement of the Corporation's deferred tax balance was $6.3 million, an increase to income tax expense for the year ended December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows:

(Dollar amounts in thousands)	2017	2016
Deferred tax assets:
Other than temporary impairment	$1,829	$5,397
Net unrealized losses on retirement plans	6,609	8,576
Net unrealized losses on securities available for sale	—	719
Loan loss provisions	5,195	7,318
Deferred compensation	3,661	5,881
Compensated absences	563	832
Post-retirement benefits	1,359	2,043
Deferred loss on acquisition	663	1,111
Other	2,123	3,119
GROSS DEFERRED ASSETS	22,002	34,996
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(804)	—
Depreciation	(1,989)	(2,778)
Mortgage servicing rights	(308)	(486)
Pensions	(201)	(65)
Intangibles	(2,446)	(3,015)
Other	(2,408)	(3,180)
GROSS DEFERRED LIABILITIES	(8,156)	(9,524)
NET DEFERRED TAX ASSETS	$13,846	$25,472

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2017	2016	2015
Balance at January 1	$698	$513	$589
Additions based on tax positions related to the current year	257	288	68
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(130)	(103)	(144)
Balance at December 31	$825	$698	$513

Of this total, $825 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2017, 2016 and 2015 was an expense increase of $4 thousand, an increase of $4 thousand, and a decrease of $17 thousand, respectively. The amount accrued for interest and penalties at December 31, 2017, 2016 and 2015 was $40 thousand, $31 thousand and $27 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2014.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2017	2016
Home Equity	$57,060	$55,362
Commercial Operating Lines	246,855	268,577
Other Commitments	83,786	66,408
TOTAL	$387,701	$390,347
Commercial letters of credit	$5,012	$5,673

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 4.00% to 7.25% in 2017. In 2016 this range of rates was from 3.25% to 7.00%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $20.1 million and $21.3 million at December 31, 2017 and 2016. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $0.2 million and $0.6 million at December 31, 2017 and 2016.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $2.55 million, $2.70 million and $1.84 million in 2017, 2016 and 2015. The Corporation contributed $1.06 million, $1.36 million and $1.29 million to the ESOP in 2017, 2016 and 2015. There were contributions of $676 thousand, $872 thousand and $746 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2017, 2016 and 2015 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2017	2016	2015
Service cost - benefits earned	$1,432	$1,882	$2,153
Interest cost on projected benefit obligation	3,621	3,729	3,516
Expected return on plan assets	(3,940)	(3,429)	(3,452)
Net amortization and deferral	1,205	1,936	2,065
Net periodic pension cost	2,318	4,118	4,282
Net loss (gain) during the period	5,366	(6,150)	(1,894)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of unrecognized gain (loss)	(1,204)	(1,935)	(2,064)
Total recognized in other comprehensive (income) loss	4,161	(8,086)	(3,959)
Total recognized net periodic pension cost and other comprehensive income	$6,479	$(3,968)	$323

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.7 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$93,233	$90,855
Service cost	1,432	1,882
Interest cost	3,621	3,729
Actuarial (gain) loss	5,305	2,839
Benefits paid	(5,495)	(6,072)
Benefit obligation at December 31	98,096	93,233
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	70,132	60,602
Actual return on plan assets	3,879	12,418
Employer contributions	2,933	3,184
Benefits paid	(5,495)	(6,072)
Fair value of plan assets at December 31	71,449	70,132
Funded status at December 31 (plan assets less benefit obligation)	$(26,647)	$(23,101)

Amounts recognized in accumulated other comprehensive income at December 31, 2017 and 2016 consist of:

(Dollar amounts in thousands)	2017	2016
Net loss (gain)	$25,621	$21,459
Prior service cost (credit)	3	4
	$25,624	$21,463

The accumulated benefit obligation for the defined benefit pension plan was $93.3 million and $88.5 million at year-end
2017 and 2016.

Principal assumptions used to determine pension benefit obligation at year end:	2017	2016
Discount rate	3.60%	4.14%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2017	2016
Discount rate	4.14%	4.34%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2017 and 2016 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2017	2017	2017	2016	2017	2016
Equity securities	25-75%	95-99%	72%	68%	98%	99%
Debt securities	0-50%	0-0%	25%	29%	—%	—%
Other	0-20%	0-5%	3%	3%	2%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2017 and 2016, by asset category, is as follows:

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$48,152	$48,152	$—	$—
Debt securities	10,717	—	10,717	—
Investment Funds	12,580	12,580	—	—
Total plan assets	$71,449	$60,732	$10,717	$—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$51,170	$51,170	$—	$—
Debt securities	11,566	—	11,566	—
Investment Funds	7,396	7,396	—	—
Total plan assets	$70,132	$58,566	$11,566	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $21.4 million (30 percent of total plan assets) and $26.7 million (38 percent of total plan assets) at December 31, 2017 and 2016, respectively. In addition the ESOP for non plan participants holds an estimated $3.8 million and $4.1 million of First Financial Corporation stock at December 31, 2017 and December 31, 2016 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $2.3 million to its pension plan and $813 thousand to its ESOP in 2018.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2018	$5,837
2019	6,067
2020	6,166
2021	6,341
2022	6,474
2023-2027	35,078

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $321 thousand in 2017 and $418 thousand in 2016 and $437 thousand in 2015.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2017	2016	2015
Net loss (gain) during the period	$527	$(511)	$(255)
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	—	(57)	(88)
Total recognized in other comprehensive (income) loss	$527	$(568)	$(343)

The Corporation has $4.4 million and $3.6 million recognized in the balance sheet as a liability at December 31, 2017 and 2016. Amounts in accumulated other comprehensive income consist of $859 thousand net loss at December 31, 2017 and $332 thousand net loss at December 31, 2016. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $51 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2018	$—
2019	180
2020	352
2021	343
2022	334
2023-2027	1,593

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2017 and 2016 are as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$4,276	$4,383
Service cost	53	55
Interest cost	172	186
Plan participants' contributions	75	69
Actuarial (gain) loss	83	(144)
Benefits paid	(298)	(273)
Benefit obligation at December 31	$4,361	$4,276
Funded status at December 31	$4,361	$4,276

Amounts recognized in accumulated other comprehensive income consist of a net loss of $257 thousand at December 31, 2017 and $174 thousand net loss at December 31, 2016. The post-retirement benefits paid in 2017 and 2016 of $298 thousand and $273 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2017	2016
Discount rate	3.60%	4.14%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2018	2017

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Service cost	$53	$55	$63
Interest cost	172	186	173
Net periodic benefit cost	225	241	236
Net loss (gain) during the period	83	(144)	(200)
Total recognized in other comprehensive income (loss)	83	(144)	(200)
Total recognized net periodic benefit cost and other comprehensive income	$308	$97	$36

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$1	$1
Effect on post-retirement benefit obligation	25	23

Contributions — The Corporation expects to contribute $264 thousand to its other post-retirement benefit plan in 2017.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2018	$264
2019	266
2020	274
2021	265
2022	279
2023-2027	1,408

16.	STOCK BASED COMPENSATION:

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

During the first quarter of 2017 and 2016, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 149,069 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 550,931 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $706 thousand, $684 thousand, and $684 thousand in 2017, 2016 and 2015, respectively.

		2017		2016
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	20,524	32.83	20,466	33.26
Granted during the year	16,562	46.70	20,943	32.35
Vested during the year	(19,067)	37.03	(20,885)	32.76
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	18,019	41.14	20,524	32.83

As of December 31, 2017 and 2016, there was $741 thousand and $674 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2017 and 2016 was $0.9 million and $1.1 million, respectively.

17.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2017 and 2016.

	Unrealized
	gains and	2017
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income before reclassification	3,371	(4,609)	(1,238)
Amounts reclassified from accumulated other comprehensive income	(36)	734	698
Net current period other comprehensive income (loss)	3,335	(3,875)	(540)
Ending balance, December 31	$2,258	$(16,962)	$(14,704)

	Unrealized
	gains and	2016
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$9,053	$(18,454)	$(9,401)
Change in other comprehensive income before reclassification	(10,109)	4,151	(5,958)
Amounts reclassified from accumulated other comprehensive income	(21)	1,216	1,195
Net current period other comprehensive income (loss)	(10,130)	5,367	(4,763)
Ending balance, December 31	$(1,077)	$(13,087)	$(14,164)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	12/31/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$1,647	$(1,371)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	1,688	3,629
Total unrealized gain (loss) on securities available-for-sale	$(1,077)	$3,335	$2,258
Unrealized loss on retirement plans	(13,087)	(3,875)	(16,962)
TOTAL	$(14,164)	$(540)	$(14,704)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2016	Change	12/31/2016
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$5,855	$(8,873)	$(3,018)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,198	(1,257)	1,941
Total unrealized gain (loss) on securities available-for-sale	$9,053	$(10,130)	$(1,077)
Unrealized loss on retirement plans	(18,454)	5,367	(13,087)
TOTAL	$(9,401)	$(4,763)	$(14,164)

	Balance at December 31, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$59	Net securities gains (losses)
on available-for-sale	(23)	Income tax expense
securities	$36	Net of tax

Amortization of	$(1,204)	(a)
retirement plan items	470	Income tax expense
	$(734)	Net of tax
Total reclassifications for the period	$(698)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance at December 31, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$34	Net securities gains (losses)
on available-for-sale	(13)	Income tax expense
securities	$21	Net of tax

Amortization of	$(1,992)	(a)
retirement plan items	776	Income tax expense
	$(1,216)	Net of tax
Total reclassifications for the period	$(1,195)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

	Balance at December 31, 2015
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$11	Net of tax

Amortization of	$(8,066)	(a)
retirement plan items	3,146	Income tax expense
	$(4,920)	Net of tax
Total reclassifications for the period	$(4,909)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 15 for additional details).

18.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2017, approximately $42.1 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel lll rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel lll rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 and 2016 is 1.25% and 0.625%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2017 and 2016, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2017 and 2016.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2017	$412,525	17.88%	$213,446	9.250%	N/A	N/A
Corporation – 2016	$411,713	18.26%	$194,435	8.625%	N/A	N/A
First Financial Bank – 2017	386,593	17.30%	206,745	9.250%	223,508	10.00%
First Financial Bank – 2016	384,522	17.64%	188,003	8.625%	217,974	10.00%
Common equity tier I capital
Corporation – 2017	$392,615	17.01%	$132,682	5.750%	N/A	N/A
Corporation – 2016	$392,939	17.43%	$115,534	5.125%	N/A	N/A
First Financial Bank – 2017	370,061	16.56%	128,517	5.750%	145,280	6.50%
First Financial Bank – 2016	368,797	16.92%	111,712	5.125%	141,683	6.50%
Tier I risk-based capital
Corporation – 2017	$392,615	17.01%	$167,295	7.250%	N/A	N/A
Corporation – 2016	$392,939	17.43%	$149,348	6.625%	N/A	N/A
First Financial Bank – 2017	370,061	16.56%	162,044	7.250%	178,807	8.00%
First Financial Bank – 2016	368,797	16.92%	144,408	6.625%	174,379	8.00%
Tier I leverage capital
Corporation – 2017	$392,615	13.31%	$117,956	4.00%	N/A	N/A
Corporation – 2016	$392,939	13.39%	$117,376	4.00%	N/A	N/A
First Financial Bank – 2017	370,061	12.81%	115,553	4.00%	144,441	5.00%
First Financial Bank – 2016	368,797	12.82%	115,047	4.00%	143,809	5.00%

19.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2017 and 2016, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2017, are as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016
ASSETS
Cash deposits in affiliated banks	$3,198	$2,765
Investments in subsidiaries	414,839	416,024
Land and headquarters building, net	5,193	5,388
Other	—	—
Total Assets	$423,230	$424,177
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	$6,234	$6,104
Other liabilities	3,427	3,678
TOTAL LIABILITIES	9,661	9,782
Shareholders' Equity	413,569	414,395
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$423,230	$424,177

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Dividends from subsidiaries	$30,814	$31,781	$19,397
Other income	720	722	795
Other operating expenses	(2,647)	(2,581)	(2,314)
Income before income taxes and equity in undistributed earnings of subsidiaries	28,887	29,922	17,878
Income tax benefit	889	821	815
Income before equity in undistributed earnings of subsidiaries	29,776	30,743	18,693
Equity in undistributed earnings of subsidiaries	(645)	7,670	11,503
Net income	$29,131	$38,413	$30,196

Comprehensive income	$28,591	$33,650	$35,324

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,131	$38,413	$30,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	200	203
Equity in undistributed earnings	645	(7,670)	(11,503)
Contribution of shares to ESOP	1,062	1,361	1,294
Restricted stock compensation	706	684	684
Increase (decrease) in other liabilities	(247)	(262)	(1,524)
(Increase) decrease in other assets	—	12	188
NET CASH FROM OPERATING ACTIVITIES	31,492	32,738	19,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and fixtures	—	—	(65)
NET CASH FROM INVESTING ACTIVITIES	—	—	(65)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(503)	(19,396)	(8,698)
Dividends paid	(30,556)	(12,359)	(12,632)
NET CASH FROM FINANCING ACTIVITES	(31,059)	(31,755)	(21,330)
NET (DECREASE) INCREASE IN CASH	433	983	(1,857)
CASH, BEGINNING OF YEAR	2,765	1,782	3,639
CASH, END OF YEAR	$3,198	$2,765	$1,782
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$11,158	$18,739	$12,869

20.	SELECTED QUARTERLY DATA (UNAUDITED):

	2017
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (a)	Net Income Per Share
March 31	$27,846	$1,339	$26,507	$1,596	$9,369	$0.77
June 30	$28,128	$1,568	$26,560	$1,040	$8,352	$0.68
September 30	$28,805	$1,697	$27,108	$1,185	$8,794	$0.72
December 31	$29,416	$1,734	$27,682	$1,474	$2,616	$0.21

	2016
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (b)	Net Income Per Share
March 31	$27,201	$1,044	$26,157	$835	$13,675	$1.08
June 30	$27,150	$1,091	$26,059	$435	$8,232	$0.68
September 30	$27,450	$1,099	$26,351	$1,091	$8,162	$0.67
December 31	$27,579	$1,173	$26,406	$939	$8,344	$0.69
(a) The fourth quarter of 2017 was reduced due to the additional expense of $6.3 million for the enactment of federal tax reform.

(b) The first quarter of 2016 included the gain on sale of certain assets and liabilities of the insurance brokerage operations that resulted in an after-tax gain of $5.75 million.

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2017 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2017 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2017 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	550,931
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	550,931
(1)Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.
(3)The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2017 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2017 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2017 and 2016
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows—Years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2017, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed March 29, 2017.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated December 27, 2016, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 24, 2017.
10.14*	Employment Agreement for Rodger A. McHargue, dated December 27, 2016, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 24, 2017.
10.15*	Employment Agreement for Steven H. Holliday, dated December 27, 2016, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed January 24, 2017.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated December 27, 2016, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed January 24, 2017.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date:	March 7, 2018	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 7, 2018
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 7, 2018
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 7, 2018
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 7, 2018
Thomas T. Dinkel, Director

/s/ Anton H. George	March 7, 2018
Anton H. George, Director

/s/ Gregory L. Gibson	March 7, 2018
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 7, 2018
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 7, 2018
Ronald K. Rich, Director

/s/ Virginia L. Smith	March 7, 2018
Virginia L. Smith, Director

/s/ William J. Voges	March 7, 2018
William J. Voges, Director

/s/ William R. Krieble	March 7, 2018
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2017, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.