Form 10-Q
period 2018-03-31
FIRST FINANCIAL CORP /IN/
filed 2018-05-02
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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
Yes ☐ No ☒.

As of April 30, 2018, the registrant had outstanding 12,255,045 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$41,156	$74,107
Federal funds sold	1,500	—
Securities available-for-sale	805,558	814,931
Loans:
Commercial	1,135,927	1,139,490
Residential	436,119	436,143
Consumer	332,115	327,976
	1,904,161	1,903,609
(Less) plus:
Net deferred loan costs	3,284	3,152
Allowance for loan losses	(20,242)	(19,909)
	1,887,203	1,886,852
Restricted stock	10,390	10,379
Accrued interest receivable	12,983	12,913
Premises and equipment, net	47,771	48,272
Bank-owned life insurance	85,306	85,016
Goodwill	34,355	34,355
Other intangible assets	1,527	1,630
Other real estate owned	1,923	1,880
Other assets	26,981	30,333
TOTAL ASSETS	$2,956,653	$3,000,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$415,694	$425,001
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	42,056	43,178
Other interest-bearing deposits	1,999,439	1,990,474
	2,457,189	2,458,653
Short-term borrowings	29,078	57,686
Other liabilities	55,486	70,760
TOTAL LIABILITIES	2,541,753	2,587,099

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,612,540 in 2018 and 14,595,320 in 2017
Outstanding shares-12,255,045 in 2018 and 12,246,464 in 2017	1,823	1,822
Additional paid-in capital	75,810	75,624
Retained earnings	431,594	420,275
Accumulated other comprehensive loss	(24,488)	(14,704)
Less: Treasury shares at cost-2,357,495 in 2018 and 2,348,856 in 2017	(69,839)	(69,448)
TOTAL SHAREHOLDERS’ EQUITY	414,900	413,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,956,653	$3,000,668
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$23,623	$21,941
Securities:
Taxable	3,593	3,757
Tax-exempt	1,840	1,827
Other	321	321
TOTAL INTEREST INCOME	29,377	27,846
INTEREST EXPENSE:
Deposits	1,764	1,275
Short-term borrowings	99	44
Other borrowings	41	20
TOTAL INTEREST EXPENSE	1,904	1,339
NET INTEREST INCOME	27,473	26,507
Provision for loan losses	1,473	1,596
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	26,000	24,911
NON-INTEREST INCOME:
Trust and financial services	1,415	1,317
Service charges and fees on deposit accounts	2,885	2,777
Other service charges and fees	3,144	3,185
Securities gains, net	—	2
Insurance commissions	32	22
Gain on sales of mortgage loans	340	327
Other	287	3,419
TOTAL NON-INTEREST INCOME	8,103	11,049
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,965	13,075
Occupancy expense	1,781	1,768
Equipment expense	1,693	1,797
FDIC Expense	227	233
Other	6,545	5,704
TOTAL NON-INTEREST EXPENSE	23,211	22,577
INCOME BEFORE INCOME TAXES	10,892	13,383
Provision for income taxes	1,939	4,014
NET INCOME	8,953	9,369
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(7,699)	3,188
Change in funded status of post retirement benefits, net of taxes	281	183
COMPREHENSIVE INCOME (LOSS)	$1,535	$12,740
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.73	$0.77
Weighted average number of shares outstanding (in thousands)	12,248	12,217
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2018, and 2017
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	9,369	—	—	9,369
Other comprehensive income	—	—	—	3,371	—	3,371
Omnibus Equity Incentive Plan	—	176	—	—	—	176
Treasury shares purchased (72,174 shares)	—	—	—	—	(503)	(503)
Balance, March 31, 2017	$1,820	$74,701	$431,195	$(10,793)	$(70,115)	$426,808

Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	8,953	—	—	8,953
Other comprehensive income/(loss)	—	—	—	(7,418)	—	(7,418)
Omnibus Equity Incentive Plan	1	186	—	—	—	187
Treasury shares purchased (8,639 shares)	—	—	—	—	(391)	(391)
ASU 2018-02 adjustment			2,366	(2,366)		—
Balance, March 31, 2018	$1,823	$75,810	$431,594	$(24,488)	$(69,839)	$414,900
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,953	$9,369
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	885	897
Provision for loan losses	1,473	1,596
Securities (gains)	—	(2)
(Gain) / Loss on sale of other real estate	(16)	4
Restricted stock compensation	187	176
Depreciation and amortization	1,036	1,145
Other, net	(3,488)	(2,753)
NET CASH FROM OPERATING ACTIVITIES	9,030	10,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	783
Calls, maturities and principal reductions on securities available-for-sale	37,679	34,434
Purchases of securities available-for-sale	(39,195)	(33,025)
Loans made to customers, net of repayment	(1,926)	3,218
Purchase of restricted stock	(11)	(10)
Proceeds from sales of other real estate owned	113	366
Net change in federal funds sold	(1,500)	1,952
Additions to premises and equipment	(432)	(345)
NET CASH FROM INVESTING ACTIVITIES	(5,272)	7,373
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(1,464)	9,484
Net change in short-term borrowings	(28,608)	(45,168)
Maturities of other borrowings	(50,000)	(25,000)
Proceeds from other borrowings	50,000	25,000
Purchase of treasury stock	(391)	(503)
Dividends paid	(6,246)	(6,108)
NET CASH FROM FINANCING ACTIVITIES	(36,709)	(42,295)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,951)	(24,490)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	74,107	75,012
CASH AND DUE FROM BANKS, END OF PERIOD	$41,156	$50,522
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2018 and 2017 consolidated financial statements are unaudited. The December 31, 2017 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2017 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2017.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. At the three months ended 2018 and 2017, 17,220 and 16,562 shares were awarded, respectively. These shares had a grant date value of $784 thousand and $773 thousand for 2018 and 2017, vest over three years and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	8	(9)	1,018	456	1,473
Loans charged -off	(315)	(219)	(1,539)	—	(2,073)
Recoveries	178	162	593	—	933
Ending Balance	$10,152	$1,389	$6,781	$1,920	$20,242

Allowance for Loan Losses:	March 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	(514)	51	1,593	466	1,596
Loans charged -off	(418)	(261)	(1,595)	—	(2,274)
Recoveries	578	153	569	—	1,300
Ending Balance	$9,377	$1,496	$6,334	$2,188	$19,395

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2018 and December 31, 2017.

Allowance for Loan Losses	March 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$766	$—	$—	$—	$766
Collectively evaluated for impairment	9,386	1,389	6,781	1,920	19,476
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,152	$1,389	$6,781	$1,920	$20,242

Loans:	March 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$9,500	$4,078	$—	$13,578
Collectively evaluated for impairment	1,131,154	433,270	333,505	1,897,929
Acquired with deteriorated credit quality	1,822	—	—	1,822
Ending Balance	$1,142,476	$437,348	$333,505	$1,913,329

Allowance for Loan Losses:	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	619	6	—	—	625
Collectively evaluated for impairment	9,662	1,449	6,709	1,464	19,284
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

Loans	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	9,619	463	—	10,082
Collectively evaluated for impairment	1,134,701	436,944	329,435	1,901,080
Acquired with deteriorated credit quality	1,860	—	—	1,860
Ending Balance	$1,146,180	$437,407	$329,435	$1,913,022

In the second quarter of 2017, the Corporation revised its historical loss period from four years to seven years as the Corporation believes the longer period is more appropriate as net charge-offs have been lower in recent years. The impact of this change was not material to the overall allowance for loan losses balance, however the unallocated portion was reduced by the change.

The following tables present loans individually evaluated for impairment by class of loans.

			March 31, 2018
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$774	$774	$—	$788	$—	$—
Farmland	930	930	—	930	—	—
Non Farm, Non Residential	2,423	2,423	—	2,442	—	—
Agriculture	109	109	—	116	—	—
All Other Commercial	1,198	1,198	—	1,218	—	—
Residential
First Liens	4,042	4,042	—	2,032	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	36	36	—	18	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	482	482	143	488	—	—
Farmland	3,047	3,047	418	3,041	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	738	537	205	537	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	221	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$13,779	$13,578	$766	$11,831	$—	$—

			December 31, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$802	$802	$—	$971	$—	$—
Farmland	930	930	—	1,265	—	—
Non Farm, Non Residential	2,461	2,461	—	2,781	—	—
Agriculture	123	123	—	239	—	—
All Other Commercial	1,238	1,238	—	1,308	—	—
Residential
First Liens	21	21	—	23	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	493	493	146	514	—	—
Farmland	3,035	3,035	268	669	—	—
Non Farm, Non Residential	—	—	—	131		—
Agriculture	738	537	205	279	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	442	442	6	483	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,283	$10,082	$625	$8,663	$—	$—

	Three Months Ended March 31, 2017
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,135	$—	$—
Farmland	413	—	—
Non Farm, Non Residential	3,005	—	—
Agriculture	429	—	—
All Other Commercial	1,353	—	—
Residential
First Liens	25	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	531	—	—
Farmland	—	—	—
Non Farm, Non Residential	329	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	514	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$7,734	$—	$—

The tables below presents the recorded investment in non-performing loans.

	March 31, 2018
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
		Restructured
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$2	$209	$1,638
Farmland	—	—	—	4,150
Non Farm, Non Residential	—	—	2,461	184
Agriculture	—	—	—	761
All Other Commercial	—	—	—	1,211
Residential
First Liens	139	3,103	498	4,180
Home Equity	29	—	—	221
Junior Liens	57	36	—	78
Multifamily	—	—	—	—
All Other Residential	—	—	—	86
Consumer
Motor Vehicle	430	7	—	197
All Other Consumer	5	246	425	500
TOTAL	$660	$3,394	$3,593	$13,206

	December 31, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt		Nonaccrual Excluding
		Restructured
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$41	$2	$212	$1,679
Farmland	19	—	—	4,141
Non Farm, Non Residential	—	56	2,440	172
Agriculture	—	—	—	707
All Other Commercial	—	—	—	1,236
Residential
First Liens	1,011	3,105	575	3,972
Home Equity	8	—	—	249
Junior Liens	137	—	—	134
Multifamily	—	—	—	—
All Other Residential	—	—	—	90
Consumer
Motor Vehicle	268	9	—	242
All Other Consumer	—	177	527	623
TOTAL	$1,484	$3,349	$3,754	$13,245

There were $46 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at March 31, 2018 and there were $88 thousand at December 31, 2017. There were $59 thousand of covered loans included in non-accrual loans at March 31, 2018 and there were $62 thousand at December 31, 2017. There were no covered loans at March 31, 2018 or December 31, 2017 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2018
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$538	$431	$620	$1,589	$490,558	$492,147
Farmland	143	—	3,976	4,119	100,979	105,098
Non Farm, Non Residential	69	61	2,462	2,592	197,476	200,068
Agriculture	23	25	631	679	133,311	133,990
All Other Commercial	50	17	—	67	211,106	211,173
Residential
First Liens	4,160	533	776	5,469	242,629	248,098
Home Equity	191	—	29	220	35,751	35,971
Junior Liens	95	56	57	208	42,833	43,041
Multifamily	—	—	—	—	97,104	97,104
All Other Residential	53	—	12	65	13,069	13,134
Consumer
Motor Vehicle	3,438	611	430	4,479	304,384	308,863
All Other Consumer	102	24	5	131	24,511	24,642
TOTAL	$8,862	$1,758	$8,998	$19,618	$1,893,711	$1,913,329

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$372	$80	$640	$1,092	$474,709	$475,801
Farmland	341	—	3,671	4,012	104,457	108,469
Non Farm, Non Residential	141	—	—	141	200,804	200,945
Agriculture	141	—	561	702	152,388	153,090
All Other Commercial	—	—	—	—	207,875	207,875
Residential
First Liens	5,467	1,317	1,434	8,218	247,029	255,247
Home Equity	310	46	8	364	35,752	36,116
Junior Liens	274	106	194	574	41,688	42,262
Multifamily	—	—	—	—	90,141	90,141
All Other Residential	300	—	12	312	13,329	13,641
Consumer
Motor Vehicle	4,770	697	294	5,761	298,211	303,972
All Other Consumer	107	22	—	129	25,334	25,463
TOTAL	$12,223	$2,268	$6,814	$21,305	$1,891,717	$1,913,022

During the three months ended March 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	107	74	181
Charged Off	—	(16)	(36)	(52)
Payments	(37)	(134)	(73)	(244)
March 31,	$2,672	$3,568	$679	$6,919

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,386	4,447	732	8,565
Added	—	—	168	168
Charged Off	—	(33)	(23)	(56)
Payments	(84)	(346)	(89)	(519)
March 31,	3,302	4,068	788	8,158

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2018 or 2017 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2018 and 2017 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2018 and 2017. The Corporation has not committed to lend additional amounts as of March 31, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three months ended March 31, 2018 and 2017 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2018
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$442,274	$20,830	$19,425	$38	$8,119	$490,686
Farmland	88,302	7,774	7,651	—	18	103,745
Non Farm, Non Residential	179,010	7,133	13,491	—	—	199,634
Agriculture	101,608	11,371	18,240	—	444	131,663
All Other Commercial	200,197	2,664	7,290	—	48	210,199
Residential
First Liens	44,982	736	3,215	3	198,326	247,262
Home Equity	506	—	78	—	35,324	35,908
Junior Liens	1,664	114	194	76	40,894	42,942
Multifamily	96,880	—	—	—	34	96,914
All Other Residential	—	—	29	—	13,064	13,093
Consumer
Motor Vehicle	—	—	957	—	306,623	307,580
All Other Consumer	—	—	58	—	24,477	24,535
TOTAL	$1,155,423	$50,622	$70,628	$117	$627,371	$1,904,161

	December 31, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$430,015	$19,889	$18,611	$38	$5,947	$474,500
Farmland	88,338	10,782	7,466	—	10	106,596
Non Farm, Non Residential	179,181	7,689	13,632	—	—	200,502
Agriculture	111,724	17,482	21,388	—	342	150,936
All Other Commercial	194,170	2,723	7,459	—	2,604	206,956
Residential
First Liens	45,320	750	3,980	5	204,329	254,384
Home Equity	319	—	64	—	35,653	36,036
Junior Liens	1,882	76	342	100	39,755	42,155
Multifamily	89,936	—	—	—	36	89,972
All Other Residential	—	—	67	—	13,529	13,596
Consumer
Motor Vehicle	—	—	731	—	301,900	302,631
All Other Consumer	—	—	44	—	25,301	25,345
TOTAL	$1,140,885	$59,391	$73,784	$143	$629,406	$1,903,609

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2018
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,797	$13	$(408)	$13,402
Mortgage Backed Securities - residential	204,967	1,335	(4,695)	201,607
Collateralized mortgage obligations	357,971	81	(10,922)	347,130
State and municipal obligations	226,771	2,948	(1,830)	227,889
Collateralized debt obligations	8,496	7,034	—	15,530
TOTAL	$812,002	$11,411	$(17,855)	$805,558

	December 31, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,989	$24	$(318)	$13,695
Mortgage Backed Securities-residential	215,079	2,071	(1,812)	215,338
Mortgage Backed Securities-commercial	1	—	—	1
Collateralized mortgage obligations	346,005	370	(6,705)	339,670
State and municipal obligations	227,651	4,671	(700)	231,622
Collateralized debt obligations	8,644	5,961	—	14,605
TOTAL	$811,369	$13,097	$(9,535)	$814,931

Contractual maturities of debt securities at March 31, 2018 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$4,313	$4,321
Due after one but within five years	30,613	31,131
Due after five but within ten years	77,372	78,672
Due after ten years	136,766	142,697
	249,064	256,821
Mortgage-backed securities and collateralized mortgage obligations	562,938	548,737
TOTAL	$812,002	$805,558

There were no gross gains and no losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2018. For the three months ended March 31, 2017 there were $2 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,212	$(191)	$3,419	$(217)	$12,631	$(408)
Mortgage Backed Securities - Residential	$114,928	$(2,398)	$50,851	$(2,297)	$165,779	$(4,695)
Collateralized mortgage obligations	200,046	(3,784)	137,790	(7,138)	337,836	(10,922)
State and municipal obligations	65,612	(997)	18,298	(833)	83,910	(1,830)
Total temporarily impaired securities	$389,798	$(7,370)	$210,358	$(10,485)	$600,156	$(17,855)

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,321	$(86)	$3,538	$(232)	$12,859	$(318)
Mortgage Backed Securities - Residential	$79,918	$(425)	$53,815	$(1,387)	$133,733	$(1,812)
Collateralized mortgage obligations	150,182	(1,418)	146,750	(5,287)	296,932	(6,705)
State and municipal obligations	27,347	(183)	18,660	(517)	46,007	(700)
Total temporarily impaired securities	$266,768	$(2,112)	$222,763	$(7,423)	$489,531	$(9,535)

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

Gross unrealized losses on investment securities were $17.9 million as of March 31, 2018 and $9.5 million as of December 31, 2017. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There were three collateralized debt obligations securities with previously recorded OTTI but there was no additional OTTI recorded in 2018 or 2017. During the quarter ended March 31, 2017, one of the obligations was partially called, resulting in the elimination of the OTTI associated with that obligation. A cash recovery of $3.1 million was received and recognized in non-interest income for the period as the book value of the security was previously written down to zero.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing ranges from 73.69 to 83.88 while Moody Investor Service pricing ranges from 20.96 to 49.56, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017
Beginning balance	$7,132	$13,974
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	—	—
Reductions for securities called during the period	—	(6,842)
Ending balance	$7,132	$7,132

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,402	$—	$13,402
Mortgage Backed Securities-residential	—	201,607	—	201,607
Collateralized mortgage obligations	—	347,130	—	347,130
State and municipal	—	224,754	3,135	227,889
Collateralized debt obligations	—	—	15,530	15,530
TOTAL	$—	$786,893	$18,665	$805,558
Derivative Assets		295
Derivative Liabilities		(295)

	December 31, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,695	$—	$13,695
Mortgage Backed Securities-residential	—	215,338	—	215,338
Mortgage Backed Securities-commercial	—	1	—	1
Collateralized mortgage obligations	—	339,670	—	339,670
State and municipal	—	227,942	3,680	231,622
Collateralized debt obligations	—	—	14,605	14,605
TOTAL	$—	$796,646	$18,285	$814,931
Derivative Assets		298
Derivative Liabilities		(298)

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and the year ended December 31, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	1,073	1,073
Transfers	—	—	—
Settlements	(545)	(148)	(693)
Ending balance, March 31	$3,135	$15,530	$18,665

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2017
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,773	2,773
Purchases	—	—	—
Settlements	(530)	(536)	(1,066)
Ending balance, December 31	$3,680	$14,605	$18,285

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2018.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate Probability of default	2.64%-4.80%
Other real estate	$1,923	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$3,299	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2017.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	2.30%-5.45%
Other real estate	$1,880	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	3,882	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $3.3 million, after a valuation allowance of $766 thousand at March 31, 2018 and at a fair value of $3.9 million, net of a valuation allowance of $625 thousand at December 31, 2017. The impact to the provision for loan losses for the three months ended March 31, 2018 and for the twelve months ended December 31, 2017 was a $141 thousand increase and a $294 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2018 with a value of $1.9 million was reduced $958 thousand for fair value adjustment. At March 31, 2018 other real estate owned was comprised of $1.7 million from commercial loans and $272 thousand from residential loans. Other real estate owned at December 31, 2017 with a value of $1.9 million was reduced $951 thousand for fair value adjustment. At December 31, 2017 other real estate owned was comprised of $1.7 million from commercial loans and $212 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of March 31, 2018 and December 31, 2017, which are all considered Level 3.

March 31, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$482	$143	$339
Farmland	3,046	418	2,628
Non Farm, Non Residential	—	—	—
Agriculture	537	205	332
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,065	$766	$3,299

	December 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$493	$146	$347
Farmland	3,035	268	2,767
Non Farm, Non Residential	—	—	—
Agriculture	537	205	—
All Other Commercial	—	—	—
Residential
First Liens	442	6	436
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,507	$625	$3,882

The carrying amounts and estimated fair value of financial instruments at March 31, 2018 and December 31, 2017, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price for 2018, but do not necessarily represent an exit price for years prior. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$41,156	$19,278	$21,878	$—	$41,156
Federal funds sold	1,500	—	1,500	—	1,500
Securities available-for-sale	805,558	—	786,893	18,665	805,558
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,887,203	—	—	1,832,520	1,832,520
Accrued interest receivable	12,983	—	3,905	9,078	12,983
Deposits	(2,457,189)	—	(2,444,875)	—	(2,444,875)
Short-term borrowings	(29,078)	—	(29,078)	—	(29,078)
Accrued interest payable	(367)	—	(367)	—	(367)

	December 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,107	$20,682	$53,425	$—	$74,107
Securities available-for-sale	814,931	—	796,646	18,285	814,931
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,886,852	—	—	1,878,166	1,878,166
Accrued interest receivable	12,913	—	3,596	9,317	12,913
Deposits	(2,458,653)	—	(2,456,900)	—	(2,456,900)
Short-term borrowings	(57,686)	—	(57,686)	—	(57,686)
Accrued interest payable	(372)	—	(372)	—	(372)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2018	December 31, 2017
Federal Funds Purchased	$2,514	$30,165
Repurchase Agreements	26,564	27,521
	$29,078	$57,686

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2018
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,917	$90	$267	$15,290	$26,564

	December 31, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,929	$6,282	$8,552	$758	$27,521

6.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2018	2017	2018	2017
Service cost	$347	$358	$10	$13
Interest cost	798	905	33	43
Expected return on plan assets	(991)	(985)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	362	301	—	—
Net Periodic Benefit Cost	$516	$579	$43	$56

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2.3 million and $813 thousand respectively to its Pension Plan and ESOP and $264 thousand to the Post Retirement Health Benefits Plan in 2018. Contributions of $223 thousand have been made to the Pension Plan thus far in 2018. Contributions of $61 thousand have been made through the first three months of 2018 for the Post Retirement Health Benefits plan. No contributions have been made in 2018 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2018 and 2017 there has been $419 thousand and $452 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

Accounting Pronouncements Adopted:

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASC 606. The Corporation's services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, asset management fees, interchange income, and the sale of OREO. Refer to Note 8 Revenue from Contracts with Customers for further discussion on the Corporation's accounting policies for revenue sources within the scope of ASC 606. The Corporation adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation adopted ASU 2016-01 on January 1, 2018 and did not have a significant impact on the financial statements. However, the fair value disclosures for our loan portfolio considers the exit price.

In August of 2016 ASU 2016-15 "Statement of Cash Flows (Topic 230)" ("ASU 2016-15") was issued and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Corporation adopted ASU 2016-15 on January 1, 2018 and did not have a significant impact on its accounting and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018, and did not have a significant impact on its accounting and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Corporation adopted ASU 2017-09 on January 1, 2018 on its consolidated financial statements, and did not have a significant impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15,
2018 although early adoption is permitted. The Corporation early adopted the standard in the first quarter of 2018 and reclassified $2.4 million from accumulated other comprehensive income to retained earnings.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Corporation continues to evaluate the provision of the new lease standard, but due to the small number of lease agreements presently in effect for the Corporation, does not expect the new guidance will have a significant impact on the Corporation's financial statements.

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

8.	Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three months ended March 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2018	2017 (c)
Non-interest income
Service charges on deposits	$3,233	$3,120
Asset management fees	1,218	1,231
Interchange income	68	49
Net gains on sales of loans (a)	340	327
Loan servicing fees (a)	391	399
Net gains on sales of securities (a)	—	2
Other service charges and fees (a)	2,300	2,352
Other (b)	553	3,569
Total non-interest income	$8,103	$11,049
(a) Not within the scope of ASC 606.
(b) The Other category includes gains on the sale of OREO totaling $25 thousand and $10 thousand in 2018 and 2017, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
(c) The Corporation elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to the current year presentation.

Service charges on deposits: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Asset management fees: The Corporation earns asset management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Other related services provided and the fees the Corporation earns, which are based on a fixed fee schedule, are recognized when the services are rendered.

Interchange income: The Corporation earns interchange fees from debit and credit cardholder transactions conducted through the payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains/Losses on sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Corporation adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

9.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at March 31, 2018 and December 31, 2017 totaled $4.0 million and $4.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at March 31, 2018 and 2017 are shown in the following table:

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(36)	—	(36)
ASC 310-30 Loans, March 31,	$1,860	$—	$1,860

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,442)	(1,430)	(2,872)
ASC 310-30 Loans, March 31,	$2,009	$—	$2,009

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2018 and 2017.

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income (loss) before reclassification	(7,699)	—	(7,699)
Amounts reclassified from accumulated other comprehensive income	—	281	281
ASU 2018-02 adjustment	498	(2,864)	(2,366)
Net Current period other comprehensive other income	(7,201)	(2,583)	(9,784)
Ending balance, March 31,	$(4,943)	$(19,545)	$(24,488)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income (loss) before reclassification	3,189	—	3,189
Amounts reclassified from accumulated other comprehensive income	(1)	183	182
Net Current period other comprehensive other income	3,188	183	3,371
Ending balance, March 31,	$2,111	$(12,904)	$(10,793)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	3/31/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(7,854)	$(9,225)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	653	4,282
Total unrealized loss on securities available-for-sale	$2,258	$(7,201)	$(4,943)
Unrealized loss on retirement plans	(16,962)	(2,583)	(19,545)
TOTAL	$(14,704)	$(9,784)	$(24,488)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	3/31/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$3,344	$326
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	(156)	1,785
Total unrealized loss on securities available-for-sale	$(1,077)	$3,188	$2,111
Unrealized loss on retirement plans	(13,087)	183	(12,904)
TOTAL	$(14,164)	$3,371	$(10,793)

Three Months Ended March 31, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(362)	(a) Salary and benefits
retirement plan items	81	Income tax expense
	$(281)	Net of tax
Total reclassifications for the period	$(281)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$1	Net of tax

Amortization of	$(301)	(a) Salary and benefits
retirement plan items	118	Income tax expense
	$(183)	Net of tax
Total reclassifications for the period	$(182)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2017 in the 10-K filed for the fiscal year ended December 31, 2017.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2017, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2017 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2018 was $9.0 million, compared to $9.4 million for the same period of 2017. Basic earnings per share decreased to $0.73 for the first quarter of 2018 compared to $0.77 for the same period in 2017. Return on Assets and Return on Equity were 1.20% and 8.64% respectively, for the three months ended March 31, 2018 compared to 1.26% and 8.78% for the three months ended March 31, 2017.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $966 thousand in the three months ended March 31, 2018 to $27.5 million from $26.5 million in the same period in 2017. The net interest margin for the three months ended March 31, 2018 is 4.06% compared to 4.05% for the same period of 2017, a 0.25% increase.

Non-Interest Income

 Non-interest income for the three months ended March 31, 2018 was $8.1 million compared to $11.0 million for the same period of 2017. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2018 was $23.2 million compared to $22.6 million for the same period in 2017.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased $123 thousand to $1.5 million for third quarter of 2018 compared to $1.6 million for the same period of 2017. Net charge offs for the third quarter of 2018 were $1.1 million compared to $1.0 million for the same period of 2017. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2018 decreased from the same period in 2017 primarily due to the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $20.7 million at March 31, 2018 compared to $21.7 million at December 31, 2017. Nonperforming loans increased 5.1% compared to $19.7 million as of March 31, 2017. A summary of non-performing loans at March 31, 2018 and December 31, 2017 follows:

	(000's)
	March 31, 2018	December 31, 2017
Non-accrual loans	$13,206	$13,245
Accruing restructured loans	3,382	3,280
Nonaccrual restructured loans	3,537	3,754
Accruing loans past due over 90 days	602	1,403
	$20,727	$21,682
Ratio of the allowance for loan losses
as a percentage of non-performing loans	97.7%	91.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2018	December 31, 2017
Non-accrual loans
Commercial loans	$7,944	$7,935
Residential loans	4,565	4,445
Consumer loans	697	865
	$13,206	$13,245
Past due 90 days or more
Commercial loans	$—	$57
Residential loans	181	1,088
Consumer loans	421	258
	$602	$1,403

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2018. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.58% over the next 12 months and increase 5.74% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.74% over the next 12 months and decrease 3.36% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.31%	-5.05%	-7.74%
Down 100	-1.74	-3.36	-4.93
Up 100	2.58	5.74	8.83
Up 200	2.09	8.18	14.36
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $4.6 million of investments that mature throughout the next 12 months. The Corporation also anticipates $88.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $20.5 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2018 to the same period in 2017, loans, net of deferred loan costs, have increased $72 million to $1.9 billion. Deposits increased 0.79% to $2.5 billion at March 31, 2018 compared to March 31, 2017. Shareholders' equity decreased 2.8% or $11.9 million. The change in equity was a result of the $1.50 special dividend paid in December 2017 and the revaluation of the deferred tax assets as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These events decreased book value per share 3.0% to $33.86 at March 31, 2018 from $34.92 at March 31, 2017. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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
To meet adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of 7.875 percent and a Total capital ratio of 9.875 percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. BHCs must have a minimum Tier 1 leverage ratio of at least 4.0 percent. National banks must maintain a Tier 1 leverage ratio of at least 5.0 percent to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. Below are the capital ratios for the Corporation and lead bank.
The phase in of the capital conservation buffer will have the minimum ratios for common equity Tier 1 capital at 7%, the Tier 1 capital at 8.5% and the total capital at 10.5% in 2019 when fully phased in. Currently the Corporation exceeds all of these minimums.

	March 31, 2018	December 31, 2017	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.57%	17.01%	N/A
First Financial Bank	16.88%	16.56%	6.50%
Total risk-based capital
Corporation	18.45%	17.88%	N/A
First Financial Bank	17.64%	17.30%	10.00%
Tier I risk-based capital
Corporation	17.57%	17.01%	N/A
First Financial Bank	16.88%	16.56%	8.00%
Tier I leverage capital
Corporation	13.71%	13.31%	N/A
First Financial Bank	13.07%	12.81%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2018 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2017 Form 10-K filed for December 31, 2017.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2018	8,639	45.35	N/A	N/A
February 1-28, 2018	—	—	—	—
March 1-31, 2018	—	—	—	—
Total	8,639	45.35	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2018, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 9, 2018.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated April 2, 2018, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 4, 2018.
10.14*	Employment Agreement for Rodger A. McHargue, dated April 2, 2018, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 4, 2018.
10.15*	Employment Agreement for Steven H. Holliday, dated April 2, 2018, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 4, 2018.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated April 2, 2018, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 4, 2018.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 by Principal Executive Officer, dated May 2, 2018.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 by Principal Financial Officer, dated May 2, 2018.
32.1
Certification, dated May 2, 2018, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2018.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2018, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 2, 2018	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 2, 2018	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)