Form 10-Q
period 2018-06-30
FIRST FINANCIAL CORP /IN/
filed 2018-08-08
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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
Yes ☐ No ☒.

As of August 6, 2018, the registrant had outstanding 12,255,045 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$50,081	$74,107
Securities available-for-sale	782,609	814,931
Loans:
Commercial	1,138,255	1,139,490
Residential	442,163	436,143
Consumer	345,404	327,976
	1,925,822	1,903,609
(Less) plus:
Net deferred loan costs	2,750	3,152
Allowance for loan losses	(20,071)	(19,909)
	1,908,501	1,886,852
Restricted stock	10,390	10,379
Accrued interest receivable	12,345	12,913
Premises and equipment, net	47,372	48,272
Bank-owned life insurance	85,606	85,016
Goodwill	34,355	34,355
Other intangible assets	1,424	1,630
Other real estate owned	497	1,880
Other assets	34,868	30,333
TOTAL ASSETS	$2,968,048	$3,000,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$430,382	$425,001
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	40,279	43,178
Other interest-bearing deposits	1,983,674	1,990,474
	2,454,335	2,458,653
Short-term borrowings	32,589	57,686
FHLB advances	1,400	—
Other liabilities	60,029	70,760
TOTAL LIABILITIES	2,548,353	2,587,099

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,612,540 in 2018 and 14,595,320 in 2017
Outstanding shares-12,255,045 in 2018 and 12,246,464 in 2017	1,823	1,822
Additional paid-in capital	75,995	75,624
Retained earnings	440,605	420,275
Accumulated other comprehensive loss	(28,889)	(14,704)
Less: Treasury shares at cost-2,357,495 in 2018 and 2,348,856 in 2017	(69,839)	(69,448)
TOTAL SHAREHOLDERS’ EQUITY	419,695	413,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,968,048	$3,000,668
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$24,778	$22,325	$48,401	$44,266
Securities:
Taxable	5,947	3,630	9,540	7,387
Tax-exempt	1,860	1,843	3,700	3,670
Other	318	330	639	651
TOTAL INTEREST INCOME	32,903	28,128	62,280	55,974
INTEREST EXPENSE:
Deposits	2,125	1,471	3,889	2,746
Short-term borrowings	88	73	187	117
Other borrowings	6	24	47	44
TOTAL INTEREST EXPENSE	2,219	1,568	4,123	2,907
NET INTEREST INCOME	30,684	26,560	58,157	53,067
Provision for loan losses	1,355	1,040	2,828	2,636
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	29,329	25,520	55,329	50,431
NON-INTEREST INCOME:
Trust and financial services	1,340	1,149	2,755	2,466
Service charges and fees on deposit accounts	2,846	3,004	5,731	5,781
Other service charges and fees	3,347	3,114	6,491	6,299
Securities gains, net	2	15	2	17
Recovery of security previously written down for OTTI	4,158	—	4,158	3,061
Gain on sales of mortgage loans	500	393	840	720
Other	768	438	1,087	818
TOTAL NON-INTEREST INCOME	12,961	8,113	21,064	19,162
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,578	12,218	25,543	25,293
Occupancy expense	1,633	1,761	3,414	3,529
Equipment expense	1,650	1,835	3,343	3,632
FDIC Expense	223	228	450	461
Other	6,599	6,046	13,144	11,750
TOTAL NON-INTEREST EXPENSE	22,683	22,088	45,894	44,665
INCOME BEFORE INCOME TAXES	19,607	11,545	30,499	24,928
Provision for income taxes	4,346	3,193	6,285	7,207
NET INCOME	15,261	8,352	24,214	17,721
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(4,682)	5,045	(11,883)	8,233
Change in funded status of post retirement benefits, net of taxes	281	184	(2,302)	367
COMPREHENSIVE INCOME	$10,860	$13,581	$10,029	$26,321
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.25	$0.68	$1.98	$1.45
Weighted average number of shares outstanding (in thousands)	12,255	12,224	12,252	12,221
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2018, and 2017
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2017	$1,820	$74,701	$431,195	$(10,793)	$(70,115)	$426,808
Net income	—	—	8,352	—	—	8,352
Other comprehensive income	—	—	—	5,229	—	5,229
Omnibus Equity Incentive Plan	1	176	—	—	—	177
Cash dividends, $.50 per share	—	—	(6,112)	—	—	(6,112)
Balance, June 30, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454

Balance, April 1, 2018	$1,823	$75,810	$431,594	$(24,488)	$(69,839)	$414,900
Net income	—	—	15,261	—	—	15,261
Other comprehensive loss	—	—	—	(4,401)	—	(4,401)
Omnibus Equity Incentive Plan	—	185	—	—	—	185
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, June 30, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2018, and 2017
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	17,721	—	—	17,721
Other comprehensive income	—	—	—	8,600	—	8,600
Omnibus Equity Incentive Plan	1	352	—	—	—	353
Treasury shares purchased (9,524 shares)	—	—	—	—	(503)	(503)
Cash dividends, $.50 per share	—	—	(6,112)	—	—	(6,112)
Balance, June 30, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454

Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	24,214	—	—	24,214
Other comprehensive loss	—	—	—	(11,819)	—	(11,819)
Omnibus Equity Incentive Plan	1	371	—	—	—	372
Treasury shares purchased (8,639 shares)	—	—	—	—	(391)	(391)
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, June 30, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,214	$17,721
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,765	1,812
Provision for loan losses	2,828	2,636
Securities (gains)	(2)	(17)
(Gain) / Loss on sale of other real estate	(16)	36
Recovery of security previously written down for OTTI	(4,158)	(3,061)
Restricted stock compensation	372	353
Depreciation and amortization	2,082	2,274
Other, net	(4,605)	(7,796)
NET CASH FROM OPERATING ACTIVITIES	22,480	13,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	783
Calls, maturities and principal reductions on securities available-for-sale	80,461	73,148
Purchases of securities available-for-sale	(62,076)	(57,468)
Loans made to customers, net of repayment	(24,656)	(20,025)
Purchase of restricted stock	(11)	(10)
Proceeds from sales of other real estate owned	1,654	633
Net change in federal funds sold	—	6,952
Additions to premises and equipment	(976)	(1,078)
NET CASH FROM INVESTING ACTIVITIES	(5,604)	2,935
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(4,318)	(806)
Net change in short-term borrowings	(25,097)	(29,109)
Maturities of other borrowings	(52,800)	(50,000)
Proceeds from other borrowings	54,200	50,000
Purchase of treasury stock	(391)	(503)
Dividends paid	(12,496)	(6,108)
NET CASH FROM FINANCING ACTIVITIES	(40,902)	(36,526)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,026)	(19,633)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	74,107	75,012
CASH AND DUE FROM BANKS, END OF PERIOD	$50,081	$55,379
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2018 and 2017 consolidated financial statements are unaudited. The December 31, 2017 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2017 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2017.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. At the six months ended 2018 and 2017, 17,220 and 16,562 shares were awarded, respectively. These shares had a grant date value of $784 thousand and $773 thousand for 2018 and 2017, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,152	$1,389	$6,781	$1,920	$20,242
Provision for loan losses	(345)	109	1,451	140	1,355
Loans charged -off	(329)	(255)	(1,687)	—	(2,271)
Recoveries	20	139	586	—	745
Ending Balance	$9,498	$1,382	$7,131	$2,060	$20,071

Allowance for Loan Losses:	June 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,377	$1,496	$6,334	$2,188	$19,395
Provision for loan losses	917	(231)	817	(463)	1,040
Loans charged -off	(360)	(203)	(1,527)	—	(2,090)
Recoveries	289	452	594	—	1,335
Ending Balance	$10,223	$1,514	$6,218	$1,725	$19,680

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	(337)	100	2,469	596	2,828
Loans charged -off	(644)	(474)	(3,226)	—	(4,344)
Recoveries	198	301	1,179	—	1,678
Ending Balance	$9,498	$1,382	$7,131	$2,060	$20,071

Allowance for Loan Losses:	June 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	403	(180)	2,410	3	2,636
Loans charged -off	(778)	(464)	(3,122)	—	(4,364)
Recoveries	867	605	1,163	—	2,635
Ending Balance	$10,223	$1,514	$6,218	$1,725	$19,680

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2018 and December 31, 2017.

Allowance for Loan Losses	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$231	$—	$—	$—	$231
Collectively evaluated for impairment	9,267	1,382	7,131	2,060	19,840
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,498	$1,382	$7,131	$2,060	$20,071

Loans:	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$7,894	$4,082	$—	$11,976
Collectively evaluated for impairment	1,134,951	439,444	346,774	1,921,169
Acquired with deteriorated credit quality	1,561	—	—	1,561
Ending Balance	$1,144,406	$443,526	$346,774	$1,934,706

Allowance for Loan Losses:	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	619	6	—	—	625
Collectively evaluated for impairment	9,662	1,449	6,709	1,464	19,284
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

Loans	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	9,619	463	—	10,082
Collectively evaluated for impairment	1,134,701	436,944	329,435	1,901,080
Acquired with deteriorated credit quality	1,860	—	—	1,860
Ending Balance	$1,146,180	$437,407	$329,435	$1,913,022

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2018
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$671	$671	$—	$749	$—	$—
Farmland	930	930	—	930	—	—
Non Farm, Non Residential	2,329	2,329	—	2,404	—	—
Agriculture	—	—	—	77	—	—
All Other Commercial	1,170	1,170	—	1,202	—	—
Residential
First Liens	4,004	4,004	—	2,689	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	78	78	—	38	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	472	472	139	482	—	—
Farmland	2,162	2,162	43	2,748	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	361	160	49	411	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	147	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$12,177	$11,976	$231	$11,877	$—	$—

			December 31, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$802	$802	$—	$971	$—	$—
Farmland	930	930	—	1,265	—	—
Non Farm, Non Residential	2,461	2,461	—	2,781	—	—
Agriculture	123	123	—	239	—	—
All Other Commercial	1,238	1,238	—	1,308	—	—
Residential
First Liens	21	21	—	23	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	493	493	146	514	—	—
Farmland	3,035	3,035	268	669	—	—
Non Farm, Non Residential	—	—	—	131		—
Agriculture	738	537	205	279	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	442	442	6	483	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,283	$10,082	$625	$8,663	$—	$—

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$723	$—	$—	$749	$—	$—
Farmland	930	—	—	930	—	—
Non Farm, Non Residential	2,376	—	—	2,404	—	—
Agriculture	55	—	—	77	—	—
All Other Commercial	1,184	—	—	1,202	—	—
Residential
First Liens	4,023	—	—	2,689	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	57	—	—	38	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	477	—	—	482	—	—
Farmland	2,605	—	—	2,748	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	349	—	—	411	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	147	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$12,779	$—	$—	$11,877	$—	$—

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,029	$—	$—	$1,079	$—	$—
Farmland	465	—	—	585	—	—
Non Farm, Non Residential	2,893	—	—	2,927	—	—
Agriculture	185	—	—	286	—	—
All Other Commercial	1,325	—	—	1,339	—	—
Residential
First Liens	24	—	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	519	—	—	525	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	219	—	—
Agriculture	185	—	—	123	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	493	—	—	503	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,118	$—	$—	$7,610	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2018
	Loans Past Due Over 90 Day Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$2	$205	$1,477
Farmland	—	—	—	3,265
Non Farm, Non Residential	—	—	2,371	171
Agriculture	—	—	—	179
All Other Commercial	—	—	—	1,171
Residential
First Liens	954	3,087	497	3,501
Home Equity	12	—	—	229
Junior Liens	60	78	—	70
Multifamily	—	—	—	—
All Other Residential	—	—	—	69
Consumer
Motor Vehicle	307	3	—	174
All Other Consumer	—	233	411	467
TOTAL	$1,333	$3,403	$3,484	$10,773

	December 31, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$41	$2	$212	$1,679
Farmland	19	—	—	4,141
Non Farm, Non Residential	—	56	2,440	172
Agriculture	—	—	—	707
All Other Commercial	—	—	—	1,236
Residential
First Liens	1,011	3,105	575	3,972
Home Equity	8	—	—	249
Junior Liens	137	—	—	134
Multifamily	—	—	—	—
All Other Residential	—	—	—	90
Consumer
Motor Vehicle	268	9	—	242
All Other Consumer	—	177	527	623
TOTAL	$1,484	$3,349	$3,754	$13,245

There were $70 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2018 and there were $88 thousand at December 31, 2017. There were $88 thousand of covered loans included in non-accrual loans at June 30, 2018 and there were $62 thousand at December 31, 2017. There were no covered loans at June 30, 2018 or December 31, 2017 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2018
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$388	$69	$721	$1,178	$485,973	$487,151
Farmland	34	—	3,206	3,240	102,493	105,733
Non Farm, Non Residential	61	33	2,399	2,493	183,148	185,641
Agriculture	440	—	160	600	137,526	138,126
All Other Commercial	127	—	—	127	227,628	227,755
Residential
First Liens	591	949	1,707	3,247	242,541	245,788
Home Equity	158	85	35	278	36,495	36,773
Junior Liens	138	29	63	230	44,709	44,939
Multifamily	—	—	—	—	103,207	103,207
All Other Residential	—	—	—	—	12,819	12,819
Consumer
Motor Vehicle	3,994	733	325	5,052	315,546	320,598
All Other Consumer	99	7	2	108	26,068	26,176
TOTAL	$6,030	$1,905	$8,618	$16,553	$1,918,153	$1,934,706

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$372	$80	$640	$1,092	$474,709	$475,801
Farmland	341	—	3,671	4,012	104,457	108,469
Non Farm, Non Residential	141	—	—	141	200,804	200,945
Agriculture	141	—	561	702	152,388	153,090
All Other Commercial	—	—	—	—	207,875	207,875
Residential
First Liens	5,467	1,317	1,434	8,218	247,029	255,247
Home Equity	310	46	8	364	35,752	36,116
Junior Liens	274	106	194	574	41,688	42,262
Multifamily	—	—	—	—	90,141	90,141
All Other Residential	300	—	12	312	13,329	13,641
Consumer
Motor Vehicle	4,770	697	294	5,761	298,211	303,972
All Other Consumer	107	22	—	129	25,334	25,463
TOTAL	$12,223	$2,268	$6,814	$21,305	$1,891,717	$1,913,022

During the three and six months ended June 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$2,672	$3,568	$679	$6,919
Added	—	106	69	175
Charged Off	—	—	(40)	(40)
Payments	(95)	(67)	(73)	(235)
June 30,	$2,577	$3,607	$635	$6,819

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	213	143	356
Charged Off	—	(16)	(76)	(92)
Payments	(132)	(201)	(146)	(479)
June 30,	$2,577	$3,607	$635	$6,819

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	3,302	4,068	788	8,158
Added	—	227	41	268
Charged Off	—	(7)	(48)	(55)
Payments	(241)	(90)	(56)	(387)
June 30,	3,061	4,198	725	7,984

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,386	4,447	732	8,565
Added	—	227	209	436
Charged Off	—	(40)	(71)	(111)
Payments	(325)	(436)	(145)	(906)
June 30,	3,061	4,198	725	7,984

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2018 or 2017 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and six months ended June 30, 2018 and 2017 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2018 and 2017. The Corporation has not committed to lend additional amounts as of June 30, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2018 and 2017 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2018
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$440,200	$18,948	$18,741	$38	$7,839	$485,766
Farmland	88,020	7,738	8,547	—	21	104,326
Non Farm, Non Residential	164,517	7,797	12,895	—	—	185,209
Agriculture	110,111	8,768	17,132	—	447	136,458
All Other Commercial	202,503	2,623	7,099	—	14,271	226,496
Residential
First Liens	44,343	988	3,963	—	195,589	244,883
Home Equity	543	—	68	—	36,096	36,707
Junior Liens	2,000	78	220	76	42,463	44,837
Multifamily	102,936	—	—	—	20	102,956
All Other Residential	—	—	—	—	12,780	12,780
Consumer
Motor Vehicle	—	—	751	—	318,592	319,343
All Other Consumer	—	—	45	—	26,016	26,061
TOTAL	$1,155,173	$46,940	$69,461	$114	$654,134	$1,925,822

	December 31, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$430,015	$19,889	$18,611	$38	$5,947	$474,500
Farmland	88,338	10,782	7,466	—	10	106,596
Non Farm, Non Residential	179,181	7,689	13,632	—	—	200,502
Agriculture	111,724	17,482	21,388	—	342	150,936
All Other Commercial	194,170	2,723	7,459	—	2,604	206,956
Residential
First Liens	45,320	750	3,980	5	204,329	254,384
Home Equity	319	—	64	—	35,653	36,036
Junior Liens	1,882	76	342	100	39,755	42,155
Multifamily	89,936	—	—	—	36	89,972
All Other Residential	—	—	67	—	13,529	13,596
Consumer
Motor Vehicle	—	—	731	—	301,900	302,631
All Other Consumer	—	—	44	—	25,301	25,345
TOTAL	$1,140,885	$59,391	$73,784	$143	$629,406	$1,903,609

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2018
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,243	$6	$(472)	$12,777
Mortgage Backed Securities - residential	195,127	1,003	(5,391)	190,739
Collateralized mortgage obligations	356,689	54	(12,256)	344,487
State and municipal obligations	230,102	2,703	(1,649)	231,156
Collateralized debt obligations	219	3,231	—	3,450
TOTAL	$795,380	$6,997	$(19,768)	$782,609

	December 31, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,989	$24	$(318)	$13,695
Mortgage Backed Securities-residential	215,079	2,071	(1,812)	215,338
Mortgage Backed Securities-commercial	1	—	—	1
Collateralized mortgage obligations	346,005	370	(6,705)	339,670
State and municipal obligations	227,651	4,671	(700)	231,622
Collateralized debt obligations	8,644	5,961	—	14,605
TOTAL	$811,369	$13,097	$(9,535)	$814,931

Contractual maturities of debt securities at June 30, 2018 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$3,540	$3,543
Due after one but within five years	32,475	32,968
Due after five but within ten years	75,099	76,199
Due after ten years	132,450	134,673
	243,564	247,383
Mortgage-backed securities and collateralized mortgage obligations	551,816	535,226
TOTAL	$795,380	$782,609

There were $2 thousand and $2 thousand in gross gains and no losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017 there were $15 thousand and $17 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$6,781	$(149)	$5,233	$(323)	$12,014	$(472)
Mortgage Backed Securities - Residential	$108,401	$(2,903)	$50,247	$(2,488)	$158,648	$(5,391)
Collateralized mortgage obligations	199,232	(4,596)	132,467	(7,660)	331,699	(12,256)
State and municipal obligations	66,325	(873)	19,079	(776)	85,404	(1,649)
Total temporarily impaired securities	$380,739	$(8,521)	$207,026	$(11,247)	$587,765	$(19,768)

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,321	$(86)	$3,538	$(232)	$12,859	$(318)
Mortgage Backed Securities - Residential	$79,918	$(425)	$53,815	$(1,387)	$133,733	$(1,812)
Collateralized mortgage obligations	150,182	(1,418)	146,750	(5,287)	296,932	(6,705)
State and municipal obligations	27,347	(183)	18,660	(517)	46,007	(700)
Total temporarily impaired securities	$266,768	$(2,112)	$222,763	$(7,423)	$489,531	$(9,535)

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

Gross unrealized losses on investment securities were $19.8 million as of June 30, 2018 and $9.5 million as of December 31, 2017. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There were three collateralized debt obligations securities with previously recorded OTTI but there was no additional OTTI recorded in 2018 or 2017. During the quarter ended June 30, 2018, one of the obligations was called, resulting in the elimination of the OTTI associated with that obligation. A recovery of previously recorded OTTI of $4.2 million was received and recognized in non-interest income for the period. In addition the Corporation received $2.4 million of interest income associated with the call. During the quarter ended March 31, 2017, one of the obligations was partially called, resulting in the elimination of the OTTI associated with that obligation. A cash recovery of $3.1 million was received and recognized in non-interest income for the period as the book value of the security was previously written down to zero.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing was 86.26 while Moody Investor Service pricing was 21.40, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Beginning balance	$7,132	$7,132	$7,132	$13,974
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—		—
Reductions for securities called during the period	(4,158)	—	(4,158)	(6,842)
Ending balance	$2,974	$7,132	$2,974	$7,132

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$12,777	$—	$12,777
Mortgage Backed Securities-residential	—	190,739	—	190,739
Collateralized mortgage obligations	—	344,487	—	344,487
State and municipal	—	228,021	3,135	231,156
Collateralized debt obligations	—	—	3,450	3,450
TOTAL	$—	$776,024	$6,585	$782,609
Derivative Assets		482
Derivative Liabilities		(482)

	December 31, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,695	$—	$13,695
Mortgage Backed Securities-residential	—	215,338	—	215,338
Mortgage Backed Securities-commercial	—	1	—	1
Collateralized mortgage obligations	—	339,670	—	339,670
State and municipal	—	227,942	3,680	231,622
Collateralized debt obligations	—	—	14,605	14,605
TOTAL	$—	$796,646	$18,285	$814,931
Derivative Assets		298
Derivative Liabilities		(298)

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and the year ended December 31, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$3,135	$15,530	$18,665
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	3,072	3,072
Transfers	—	—	—
Settlements	—	(15,152)	(15,152)
Ending balance, June 30	$3,135	$3,450	$6,585

	Six Months Ended June 30, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	4,145	4,145
Transfers	—	—	—
Settlements	(545)	(15,300)	(15,845)
Ending balance, June 30	$3,135	$3,450	$6,585

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2017
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,773	2,773
Purchases	—	—	—
Settlements	(530)	(536)	(1,066)
Ending balance, December 31	$3,680	$14,605	$18,285

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2018.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate Probability of default	2.64%-4.80% 0%
Other real estate	$497	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$2,563	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2017.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	2.30%-5.45% 0%
Other real estate	$1,880	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	3,882	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $2.6 million, after a valuation allowance of $231 thousand at June 30, 2018 and at a fair value of $3.9 million, net of a valuation allowance of $625 thousand at December 31, 2017. The impact to the provision for loan losses for the three months and six months ended June 30, 2018 and for the twelve months ended December 31, 2017 was a $535 thousand decrease, a $394 thousand decrease, and a $294 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2018 with a value of $497 thousand was reduced $520 thousand for fair value adjustment. At June 30, 2018 other real estate owned was comprised of $278 thousand from commercial loans and $219 thousand from residential loans. Other real estate owned at December 31, 2017 with a value of $1.9 million was reduced $951 thousand for fair value adjustment. At December 31, 2017 other real estate owned was comprised of $1.7 million from commercial loans and $212 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of June 30, 2018 and December 31, 2017, which are all considered Level 3.

June 30, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$472	$139	$333
Farmland	2,162	43	2,119
Non Farm, Non Residential	—	—	—
Agriculture	160	49	111
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,794	$231	$2,563

	December 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$493	$146	$347
Farmland	3,035	268	2,767
Non Farm, Non Residential	—	—	—
Agriculture	537	205	—
All Other Commercial	—	—	—
Residential
First Liens	442	6	436
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,507	$625	$3,882

The carrying amounts and estimated fair value of financial instruments at June 30, 2018 and December 31, 2017, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price for 2018, but do not necessarily represent an exit price for years prior. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$50,081	$20,148	$29,933	$—	$50,081
Securities available-for-sale	782,609	—	776,024	6,585	782,609
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,908,501	—	—	1,865,915	1,865,915
Accrued interest receivable	12,345	—	3,546	8,799	12,345
Deposits	(2,454,335)	—	(2,442,105)	—	(2,442,105)
Short-term borrowings	(32,589)	—	(32,589)	—	(32,589)
Federal Home Loan Bank advances	(1,400)	—	(1,399)	—	(1,399)
Accrued interest payable	(429)	—	(429)	—	(429)

	December 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,107	$20,682	$53,425	$—	$74,107
Securities available-for-sale	814,931	—	796,646	18,285	814,931
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,886,852	—	—	1,878,166	1,878,166
Accrued interest receivable	12,913	—	3,596	9,317	12,913
Deposits	(2,458,653)	—	(2,456,900)	—	(2,456,900)
Short-term borrowings	(57,686)	—	(57,686)	—	(57,686)
Accrued interest payable	(372)	—	(372)	—	(372)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2018	December 31, 2017
Federal Funds Purchased	$8,848	$30,165
Repurchase Agreements	23,741	27,521
	$32,589	$57,686

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2018
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$8,094	$150	$251	$15,246	$23,741

	December 31, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,929	$6,282	$8,552	$758	$27,521

6.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$347	$358	$10	$13	$694	$716	$21	$26
Interest cost	798	905	33	43	1,597	1,810	65	86
Expected return on plan assets	(991)	(985)	—	—	(1,981)	(1,970)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	362	301	—	—	723	602	—	—
Net Periodic Benefit Cost	$516	$579	$43	$56	$1,033	$1,158	$86	$112

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2.3 million and $813 thousand respectively to its Pension Plan and ESOP and $264 thousand to the Post Retirement Health Benefits Plan in 2018. Contributions of $792 thousand have been made to the Pension Plan thus far in 2018. Contributions of $122 thousand have been made through the first six months of 2018 for the Post Retirement Health Benefits plan. No contributions have been made in 2018 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2018 and 2017 there has been $837 thousand and $867 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

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

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and six months ended June 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2018	2017 (c)	2018	2017 (c)
Non-interest income
Service charges on deposits	$3,254	$3,357	$6,487	$6,477
Asset management fees	1,184	1,082	2,402	2,313
Interchange income	71	56	139	105
Net gains on sales of loans (a)	500	393	840	720
Loan servicing fees (a)	400	319	791	718
Net gains on sales of securities (a)	2	15	2	17
Other service charges and fees (a)	2,427	2,341	4,727	4,693
Other (b)	5,123	550	5,676	4,119
Total non-interest income	$12,961	$8,113	$21,064	$19,162
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2018 and June 30, 2017, totaling $(6) thousand and $(4) thousand, respectively, and for the six months ended for the same periods, totaling $19 thousand and $7 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

9.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at June 30, 2018 and December 31, 2017 totaled $3.6 million and $4.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2018 and 2017 are shown in the following tables:

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$1,860	$—	$1,860
Discount accretion	—	—	—
Disposals	(262)	—	(262)
ASC 310-30 Loans, June 30,	$1,598	$—	$1,598

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(298)	—	(298)
ASC 310-30 Loans, June 30,	$1,598	$—	$1,598

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$2,009	$—	$2,009
Discount accretion	—	—	—
Disposals	(26)	—	(26)
ASC 310-30 Loans, June 30,	$1,983	$—	$1,983

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,468)	(1,430)	(2,898)
ASC 310-30 Loans, June 30,	$1,983	$—	$1,983

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2018 and 2017.

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(4,943)	$(19,545)	$(24,488)
Change in other comprehensive income (loss) before reclassification	(4,680)	—	(4,680)
Amounts reclassified from accumulated other comprehensive income	(2)	281	279
ASU 2018-02 adjustment	—	—	—
Net current period other comprehensive income (loss)	(4,682)	281	(4,401)
Ending balance, June 30,	$(9,625)	$(19,264)	$(28,889)

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income (loss) before reclassification	(12,379)	—	(12,379)
Amounts reclassified from accumulated other comprehensive income	(2)	562	560
ASU 2018-02 adjustment	498	(2,864)	(2,366)
Net current period other comprehensive loss	(11,883)	(2,302)	(14,185)
Ending balance, June 30,	$(9,625)	$(19,264)	$(28,889)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$2,111	$(12,904)	$(10,793)
Change in other comprehensive income (loss) before reclassification	5,055	—	5,055
Amounts reclassified from accumulated other comprehensive income	(10)	184	174
Net current period other comprehensive income	5,045	184	5,229
Ending balance, June 30,	$7,156	$(12,720)	$(5,564)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income (loss) before reclassification	8,244	—	8,244
Amounts reclassified from accumulated other comprehensive income	(11)	367	356
Net current period other comprehensive income	8,233	367	8,600
Ending balance, June 30,	$7,156	$(12,720)	$(5,564)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2018	Change	6/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(9,225)	$(2,367)	$(11,592)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	4,282	(2,315)	1,967
Total unrealized loss on securities available-for-sale	$(4,943)	$(4,682)	$(9,625)
Unrealized loss on retirement plans	(19,545)	281	(19,264)
TOTAL	$(24,488)	$(4,401)	$(28,889)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	6/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(10,221)	$(11,592)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,662)	1,967
Total unrealized loss on securities available-for-sale	$2,258	$(11,883)	$(9,625)
Unrealized loss on retirement plans	(16,962)	(2,302)	(19,264)
TOTAL	$(14,704)	$(14,185)	$(28,889)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2017	Change	6/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$326	$4,803	$5,129
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,785	242	2,027
Total unrealized loss on securities available-for-sale	$2,111	$5,045	$7,156
Unrealized loss on retirement plans	(12,904)	184	(12,720)
TOTAL	$(10,793)	$5,229	$(5,564)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	6/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$8,147	$5,129
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	86	2,027
Total unrealized loss on securities available-for-sale	$(1,077)	$8,233	$7,156
Unrealized loss on retirement plans	(13,087)	367	(12,720)
TOTAL	$(14,164)	$8,600	$(5,564)

	Three Months Ended June 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(362)	(a) Salary and benefits
retirement plan items	81	Income tax expense
	$(281)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(723)	(a) Salary and benefits
retirement plan items	161	Income tax expense
	$(562)	Net of tax
Total reclassifications for the period	$(560)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended June 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$15	Net securities gains (losses)
on available-for-sale	(5)	Income tax expense
securities	$10	Net of tax

Amortization of	$(301)	(a) Salary and benefits
retirement plan items	117	Income tax expense
	$(184)	Net of tax
Total reclassifications for the period	$(174)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$17	Net securities gains (losses)
on available-for-sale	(6)	Income tax expense
securities	$11	Net of tax

Amortization of	$(602)	(a) Salary and benefits
retirement plan items	235	Income tax expense
	$(367)	Net of tax
Total reclassifications for the period	$(356)	Net of tax
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

Summary of Operating Results

Net income for the three months ended June 30, 2018 was $15.3 million, compared to $8.4 million for the same period of 2017. Basic earnings per share increased to $1.25 for the second quarter of 2018 compared to $0.68 for the same period in 2017. Return on Assets and Return on Equity were 2.05% and 14.53% respectively, for the three months ended June 30, 2018 compared to 1.12% and 7.75% for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $24.2 million, compared to $17.7 million for the same period of 2017. Basic earnings per share increased to $1.98 for the first six months of 2018 compared to $1.45 for same period of 2017. Return on Assets and Return on Equity were 1.63% and 11.61% respectively, for the six months ended June 30, 2018 compared to 1.19% and 8.26% for the six months ended June 30, 2017.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $4.1 million in the three months ended June 30, 2018 to $30.7 million from $26.6 million in the same period in 2017. The net interest margin for the three months ended June 30, 2018 is 4.58% compared to 4.05% for the same period of 2017, a 13.09% increase. Net interest income increased $5.1 million in the six months ended June 30, 2018 to $58.2 million from $53.1 million in the same period in 2017. The net interest margin for the six months ended June 30, 2018 is 4.32% compared to 4.05% for the same period in 2017. A second quarter 2018 recovery of fees on nonaccrual increased interest income $2.4 million.

Non-Interest Income

 Non-interest income for the three months ended June 30, 2018 was $13.0 million compared to $8.1 million for the same period of 2017. Non-interest income for the six months ended June 30, 2018 was $21.1 million compared to $19.2 million for the same period of 2017. A second quarter 2018 recovery of previous other-than-temporary impairment increased non-interest income $4.2 million in 2018. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million in 2017.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2018 was $22.7 million compared to $22.1 million for the same period in 2017. The Corporation’s non-interest expense for the six months ended June 30, 2018 increased by $1.2 million to $45.9 million compared to the same period in 2017.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $315 thousand to $1.4 million for second quarter of 2018 compared to $1.0 million for the same period of 2017. Net charge offs for the second quarter of 2018 were $1.5 million compared to $755 thousand for the same period of 2017. The provision for loan losses increased $192 thousand to $2.8 million for the six months ended June 30, 2018 compared to $2.6 million for the same period of 2017. Net charge offs for the first six months of 2018 increased $937 thousand to $2.7 million compared to the same period of 2017. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2018 decreased from the same period in 2017 primarily due to the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $18.9 million at June 30, 2018 compared to $21.7 million at December 31, 2017. Nonperforming loans decreased 7.3% compared to $20.4 million as of June 30, 2017. A summary of non-performing loans at June 30, 2018 and December 31, 2017 follows:

	(000's)
	June 30, 2018	December 31, 2017
Non-accrual loans	$10,773	$13,245
Accruing restructured loans	3,392	3,280
Nonaccrual restructured loans	3,427	3,754
Accruing loans past due over 90 days	1,273	1,403
	$18,865	$21,682
Ratio of the allowance for loan losses
as a percentage of non-performing loans	106.4%	91.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2018	December 31, 2017
Non-accrual loans
Commercial loans	$6,263	$7,935
Residential loans	3,869	4,445
Consumer loans	641	865
	$10,773	$13,245
Past due 90 days or more
Commercial loans	$—	$57
Residential loans	976	1,088
Consumer loans	297	258
	$1,273	$1,403

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2018. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.30% over the next 12 months and increase 5.40% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.57% over the next 12 months and decrease 2.95% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-2.01%	-4.54%	-6.78%
Down 100	-1.57	-2.95	-4.36
Up 100	2.30	5.40	8.42
Up 200	1.51	7.50	13.51

     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $3.7 million of investments that mature throughout the next 12 months. The Corporation also anticipates $84.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $22.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2018 to the same period in 2017, loans, net of deferred loan costs, have increased $72 million to $1.9 billion. Deposits increased 1.1% to $2.5 billion at June 30, 2018 compared to June 30, 2017. Shareholders' equity decreased 3.4% or $14.8 million. The change in equity was a result of the $1.50 special dividend paid in December 2017 and the revaluation of the deferred tax assets as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These events decreased book value per share 3.6% to $34.25 at June 30, 2018 from $35.54 at June 30, 2017. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	June 30, 2018	December 31, 2017	To Be Well Capitalized
Common equity tier 1 capital
Corporation	18.09%	17.01%	N/A
First Financial Bank	17.38%	16.56%	6.50%
Total risk-based capital
Corporation	18.97%	17.88%	N/A
First Financial Bank	18.11%	17.30%	10.00%
Tier I risk-based capital
Corporation	18.09%	17.01%	N/A
First Financial Bank	17.38%	16.56%	8.00%
Tier I leverage capital
Corporation	14.05%	13.31%	N/A
First Financial Bank	13.42%	12.81%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2018 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2018	—	—	N/A	N/A
May 1-31, 2018	—	—	—	—
June 1-30, 2018	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2018, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 9, 2018.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated April 2, 2018, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 4, 2018.
10.14*	Employment Agreement for Rodger A. McHargue, dated April 2, 2018, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 4, 2018.
10.15*	Employment Agreement for Steven H. Holliday, dated April 2, 2018, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 4, 2018.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated April 2, 2018, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 4, 2018.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 by Principal Executive Officer, dated August 8, 2018.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 by Principal Financial Officer, dated August 8, 2018.
32.1
Certification, dated August 8, 2018, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2018.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2018, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2018	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 8, 2018	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)