Form 10-Q
period 2018-09-30
FIRST FINANCIAL CORP /IN/
filed 2018-11-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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
Yes ☐ No ☒.

As of November 5, 2018, the registrant had outstanding 12,255,045 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$50,018	$74,107
Federal funds sold	7,600	—
Securities available-for-sale	785,693	814,931
Loans:
Commercial	1,150,536	1,139,490
Residential	443,264	436,143
Consumer	345,132	327,976
	1,938,932	1,903,609
(Less) plus:
Net deferred loan costs	2,848	3,152
Allowance for loan losses	(20,301)	(19,909)
	1,921,479	1,886,852
Restricted stock	10,390	10,379
Accrued interest receivable	14,630	12,913
Premises and equipment, net	46,985	48,272
Bank-owned life insurance	85,901	85,016
Goodwill	34,355	34,355
Other intangible assets	1,310	1,630
Other real estate owned	520	1,880
Other assets	22,054	30,333
TOTAL ASSETS	$2,980,935	$3,000,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$420,337	$425,001
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	40,904	43,178
Other interest-bearing deposits	1,945,820	1,990,474
	2,407,061	2,458,653
Short-term borrowings	58,680	57,686
FHLB advances	35,000	—
Other liabilities	52,420	70,760
TOTAL LIABILITIES	2,553,161	2,587,099

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,612,540 in 2018 and 14,595,320 in 2017
Outstanding shares-12,255,045 in 2018 and 12,246,464 in 2017	1,824	1,822
Additional paid-in capital	76,181	75,624
Retained earnings	451,918	420,275
Accumulated other comprehensive loss	(32,310)	(14,704)
Less: Treasury shares at cost-2,357,495 in 2018 and 2,348,856 in 2017	(69,839)	(69,448)
TOTAL SHAREHOLDERS’ EQUITY	427,774	413,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,980,935	$3,000,668
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$25,581	$23,119	$73,982	$67,385
Securities:
Taxable	3,601	3,500	13,141	10,887
Tax-exempt	1,873	1,859	5,573	5,529
Other	320	327	959	978
TOTAL INTEREST INCOME	31,375	28,805	93,655	84,779
INTEREST EXPENSE:
Deposits	2,365	1,561	6,254	4,307
Short-term borrowings	167	98	354	215
Other borrowings	16	38	63	82
TOTAL INTEREST EXPENSE	2,548	1,697	6,671	4,604
NET INTEREST INCOME	28,827	27,108	86,984	80,175
Provision for loan losses	1,470	1,185	4,298	3,821
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	27,357	25,923	82,686	76,354
NON-INTEREST INCOME:
Trust and financial services	1,133	1,194	3,888	3,660
Service charges and fees on deposit accounts	3,002	3,048	8,733	8,829
Other service charges and fees	3,256	3,070	9,747	9,369
Securities gains, net	3	27	5	44
Recovery of security previously written down for OTTI	—	—	4,158	3,061
Gain on sales of mortgage loans	618	535	1,458	1,255
Other	897	666	1,984	1,484
TOTAL NON-INTEREST INCOME	8,909	8,540	29,973	27,702
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,485	12,489	38,028	37,780
Occupancy expense	1,894	1,769	5,308	5,298
Equipment expense	1,673	1,792	5,016	5,424
FDIC Expense	223	228	673	689
Other	6,022	6,006	19,166	17,758
TOTAL NON-INTEREST EXPENSE	22,297	22,284	68,191	66,949
INCOME BEFORE INCOME TAXES	13,969	12,179	44,468	37,107
Provision for income taxes	2,656	3,385	8,941	10,592
NET INCOME	11,313	8,794	35,527	26,515
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(3,702)	(51)	(16,083)	8,182
Change in funded status of post retirement benefits, net of taxes	281	184	843	551
COMPREHENSIVE INCOME	$7,892	$8,927	$20,287	$35,248
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.92	$0.72	$2.90	$2.17
Weighted average number of shares outstanding (in thousands)	12,255	12,224	12,253	12,221
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2018, and 2017
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2017	$1,821	$74,877	$433,435	$(5,564)	$(70,115)	$434,454
Net income	—	—	8,794	—	—	8,794
Other comprehensive income	—	—	—	133	—	133
Omnibus Equity Incentive Plan	1	176	—	—	—	177
Balance, September 30, 2017	$1,822	$75,053	$442,229	$(5,431)	$(70,115)	$443,558

Balance, July 1, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695
Net income	—	—	11,313	—	—	11,313
Other comprehensive loss	—	—	—	(3,421)	—	(3,421)
Omnibus Equity Incentive Plan	1	186	—	—	—	187
Balance, September 30, 2018	$1,824	$76,181	$451,918	$(32,310)	$(69,839)	$427,774
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2018, and 2017
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	26,515	—	—	26,515
Other comprehensive income	—	—	—	8,733	—	8,733
Omnibus Equity Incentive Plan	2	528	—	—	—	530
Treasury shares purchased (9,524 shares)	—	—	—	—	(503)	(503)
Cash dividends, $.50 per share	—	—	(6,112)	—	—	(6,112)
Balance, September 30, 2017	$1,822	$75,053	$442,229	$(5,431)	$(70,115)	$443,558

Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	35,527	—	—	35,527
Other comprehensive loss	—	—	—	(15,240)	—	(15,240)
Omnibus Equity Incentive Plan	2	557	—	—	—	559
Treasury shares purchased (8,639 shares)	—	—	—	—	(391)	(391)
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, September 30, 2018	$1,824	$76,181	$451,918	$(32,310)	$(69,839)	$427,774
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$35,527	$26,515
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,706	2,799
Provision for loan losses	4,298	3,821
Securities (gains)	(5)	(44)
Loss on sale of other real estate	101	61
Recovery of security previously written down for OTTI	(4,158)	(3,061)
Restricted stock compensation	559	530
Depreciation and amortization	3,126	3,352
Other, net	(633)	1,857
NET CASH FROM OPERATING ACTIVITIES	41,521	35,830
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	9,105
Calls, maturities and principal reductions on securities available-for-sale	112,287	106,993
Purchases of securities available-for-sale	(102,731)	(87,528)
Loans made to customers, net of repayment	(39,119)	(30,771)
Purchase of restricted stock	(11)	(20)
Proceeds from sales of other real estate owned	1,568	1,314
Net change in federal funds sold	(7,600)	(2,446)
Additions to premises and equipment	(1,519)	(1,036)
NET CASH FROM INVESTING ACTIVITIES	(37,125)	(4,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(51,592)	24,880
Net change in short-term borrowings	994	(57,475)
Maturities of other borrowings	(55,600)	(170,132)
Proceeds from other borrowings	90,600	170,000
Purchase of treasury stock	(391)	(503)
Dividends paid	(12,496)	(12,220)
NET CASH FROM FINANCING ACTIVITIES	(28,485)	(45,450)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,089)	(14,009)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	74,107	75,012
CASH AND DUE FROM BANKS, END OF PERIOD	$50,018	$61,003
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2018 and 2017 consolidated financial statements are unaudited. The December 31, 2017 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2017 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2017.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. At the nine months ended 2018 and 2017, 17,220 and 16,562 shares were awarded, respectively. These shares had a grant date value of $784 thousand and $773 thousand for 2018 and 2017, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,498	$1,382	$7,131	$2,060	$20,071
Provision for loan losses	(106)	(44)	1,593	27	1,470
Loans charged -off	(409)	(158)	(1,781)	—	(2,348)
Recoveries	354	160	594	—	1,108
Ending Balance	$9,337	$1,340	$7,537	$2,087	$20,301

Allowance for Loan Losses:	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,223	$1,514	$6,218	$1,725	$19,680
Provision for loan losses	(227)	14	1,415	(17)	1,185
Loans charged -off	(281)	(100)	(1,583)	—	(1,964)
Recoveries	222	91	588	—	901
Ending Balance	$9,937	$1,519	$6,638	$1,708	$19,802

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30.

Allowance for Loan Losses:	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	(443)	56	4,062	623	4,298
Loans charged -off	(1,053)	(632)	(5,007)	—	(6,692)
Recoveries	552	461	1,773	—	2,786
Ending Balance	$9,337	$1,340	$7,537	$2,087	$20,301

Allowance for Loan Losses:	September 30, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	176	(166)	3,825	(14)	3,821
Loans charged -off	(1,059)	(564)	(4,705)	—	(6,328)
Recoveries	1,089	696	1,751	—	3,536
Ending Balance	$9,937	$1,519	$6,638	$1,708	$19,802

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2018 and December 31, 2017.

Allowance for Loan Losses	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$34	$—	$—	$—	$34
Collectively evaluated for impairment	9,303	1,340	7,537	2,087	20,267
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,337	$1,340	$7,537	$2,087	$20,301

Loans:	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$5,063	$4,372	$—	$9,435
Collectively evaluated for impairment	1,151,707	440,335	346,583	1,938,625
Acquired with deteriorated credit quality	1,527	—	—	1,527
Ending Balance	$1,158,297	$444,707	$346,583	$1,949,587

Allowance for Loan Losses:	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	619	6	—	—	625
Collectively evaluated for impairment	9,662	1,449	6,709	1,464	19,284
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

Loans	December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	9,619	463	—	10,082
Collectively evaluated for impairment	1,134,701	436,944	329,435	1,901,080
Acquired with deteriorated credit quality	1,860	—	—	1,860
Ending Balance	$1,146,180	$437,407	$329,435	$1,913,022

The following tables present loans individually evaluated for impairment by class of loans.

			September 30, 2018
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$652	$652	$—	$725	$—	$—
Farmland	3,083	3,083	—	1,468	—	—
Non Farm, Non Residential	—	—	—	1,803	—	—
Agriculture	212	12	—	61	—	—
All Other Commercial	1,142	1,142	—	1,187	—	—
Residential
First Liens	4,372	4,372	—	3,110	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	29	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	174	174	34	405	—	—
Farmland	—	—	—	2,061	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	309	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	111	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,635	$9,435	$34	$11,269	$—	$—

			December 31, 2017
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$802	$802	$—	$971	$—	$—
Farmland	930	930	—	1,265	—	—
Non Farm, Non Residential	2,461	2,461	—	2,781	—	—
Agriculture	123	123	—	239	—	—
All Other Commercial	1,238	1,238	—	1,308	—	—
Residential
First Liens	21	21	—	23	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	493	493	146	514	—	—
Farmland	3,035	3,035	268	669	—	—
Non Farm, Non Residential	—	—	—	131		—
Agriculture	738	537	205	279	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	442	442	6	483	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,283	$10,082	$625	$8,663	$—	$—

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$662	$—	$—	$725	$—	$—
Farmland	2,007	—	—	1,468	—	—
Non Farm, Non Residential	1,165	—	—	1,803	—	—
Agriculture	6	—	—	61	—	—
All Other Commercial	1,156	—	—	1,187	—	—
Residential
First Liens	4,188	—	—	3,110	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	39	—	—	29	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	323	—	—	405	—	—
Farmland	1,081	—	—	2,061	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	80	—	—	309	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	111	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,707	$—	$—	$11,269	$—	$—

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$891	$—	$—	$1,013	$—	$—
Farmland	2,285	—	—	1,349	—	—
Non Farm, Non Residential	3,218	—	—	2,861	—	—
Agriculture	107	—	—	268	—	—
All Other Commercial	1,297	—	—	1,325	—	—
Residential
First Liens	23	—	—	24	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	508	—	—	519	—	—
Farmland	156	—	—	78	—	—
Non Farm, Non Residential	—	—	—	164	—	—
Agriculture	430	—	—	215	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	473	—	—	493	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,388	$—	$—	$8,309	$—	$—

The tables below presents the recorded investment in non-performing loans.

	September 30, 2018
	Loans Past Due Over 90 Day Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$41	$1	$202	$1,096
Farmland	—	—	—	3,258
Non Farm, Non Residential	—	—	—	88
Agriculture	—	—	—	27
All Other Commercial	—	—	—	1,147
Residential
First Liens	1,063	3,343	564	3,518
Home Equity	12	—	—	75
Junior Liens	18	57	—	68
Multifamily	—	—	—	—
All Other Residential	—	—	—	66
Consumer
Motor Vehicle	259	2	—	179
All Other Consumer	—	187	475	513
TOTAL	$1,393	$3,590	$1,241	$10,035

	December 31, 2017
	Loans Past Due Over 90 Day Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$41	$2	$212	$1,679
Farmland	19	—	—	4,141
Non Farm, Non Residential	—	56	2,440	172
Agriculture	—	—	—	707
All Other Commercial	—	—	—	1,236
Residential
First Liens	1,011	3,105	575	3,972
Home Equity	8	—	—	249
Junior Liens	137	—	—	134
Multifamily	—	—	—	—
All Other Residential	—	—	—	90
Consumer
Motor Vehicle	268	9	—	242
All Other Consumer	—	177	527	623
TOTAL	$1,484	$3,349	$3,754	$13,245

There were $131 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at September 30, 2018 and there were $88 thousand at December 31, 2017. There were $85 thousand of covered loans included in non-accrual loans at September 30, 2018 and there were $62 thousand at December 31, 2017. There were no covered loans at September 30, 2018 or December 31, 2017 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2018
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$765	$487	$481	$1,733	$507,758	$509,491
Farmland	—	8	3,198	3,206	103,902	107,108
Non Farm, Non Residential	20	31	26	77	188,673	188,750
Agriculture	—	—	11	11	142,700	142,711
All Other Commercial	4	—	—	4	210,233	210,237
Residential
First Liens	528	446	1,939	2,913	236,246	239,159
Home Equity	203	80	81	364	37,449	37,813
Junior Liens	138	53	18	209	47,866	48,075
Multifamily	—	—	—	—	107,179	107,179
All Other Residential	—	—	—	—	12,481	12,481
Consumer
Motor Vehicle	5,092	861	299	6,252	313,132	319,384
All Other Consumer	106	10	3	119	27,080	27,199
TOTAL	$6,856	$1,976	$6,056	$14,888	$1,934,699	$1,949,587

	December 31, 2017
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$372	$80	$640	$1,092	$474,709	$475,801
Farmland	341	—	3,671	4,012	104,457	108,469
Non Farm, Non Residential	141	—	—	141	200,804	200,945
Agriculture	141	—	561	702	152,388	153,090
All Other Commercial	—	—	—	—	207,875	207,875
Residential
First Liens	5,467	1,317	1,434	8,218	247,029	255,247
Home Equity	310	46	8	364	35,752	36,116
Junior Liens	274	106	194	574	41,688	42,262
Multifamily	—	—	—	—	90,141	90,141
All Other Residential	300	—	12	312	13,329	13,641
Consumer
Motor Vehicle	4,770	697	294	5,761	298,211	303,972
All Other Consumer	107	22	—	129	25,334	25,463
TOTAL	$12,223	$2,268	$6,814	$21,305	$1,891,717	$1,913,022

During the three and nine months ended September 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$2,577	$3,607	$635	$6,819
Added	—	538	94	632
Charged Off	—	—	(7)	(7)
Payments	(2,374)	(165)	(58)	(2,597)
September 30,	$203	$3,980	$664	$4,847

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	751	237	988
Charged Off	—	(16)	(83)	(99)
Payments	(2,506)	(366)	(204)	(3,076)
September 30,	$203	$3,980	$664	$4,847

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	3,061	4,198	725	7,984
Added	—	—	42	42
Charged Off	—	(155)	(17)	(172)
Payments	(153)	(222)	(55)	(430)
September 30,	2,908	3,821	695	7,424

		2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	3,386	4,447	732	8,565
Added	—	227	251	478
Charged Off	—	(195)	(88)	(283)
Payments	(478)	(658)	(200)	(1,336)
September 30,	2,908	3,821	695	7,424

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2018 or 2017 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three and nine months ended September 30, 2018 and 2017 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and 2017. The Corporation has not committed to lend additional amounts as of September 30, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and nine months ended September 30, 2018 and 2017 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2018
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$462,286	$21,079	$16,145	$—	$8,327	$507,837
Farmland	88,960	7,655	8,427	—	20	105,062
Non Farm, Non Residential	172,165	5,620	10,531	—	—	188,316
Agriculture	113,536	9,823	16,405	—	456	140,220
All Other Commercial	200,398	43	6,923	—	1,737	209,101
Residential
First Liens	44,443	971	3,935	—	188,857	238,206
Home Equity	673	—	120	—	36,952	37,745
Junior Liens	2,041	76	171	76	45,598	47,962
Multifamily	106,891	—	—	—	19	106,910
All Other Residential	—	—	15	—	12,426	12,441
Consumer
Motor Vehicle	—	—	674	—	317,387	318,061
All Other Consumer	—	—	43	—	27,028	27,071
TOTAL	$1,191,393	$45,267	$63,389	$76	$638,807	$1,938,932

	December 31, 2017
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$430,015	$19,889	$18,611	$38	$5,947	$474,500
Farmland	88,338	10,782	7,466	—	10	106,596
Non Farm, Non Residential	179,181	7,689	13,632	—	—	200,502
Agriculture	111,724	17,482	21,388	—	342	150,936
All Other Commercial	194,170	2,723	7,459	—	2,604	206,956
Residential
First Liens	45,320	750	3,980	5	204,329	254,384
Home Equity	319	—	64	—	35,653	36,036
Junior Liens	1,882	76	342	100	39,755	42,155
Multifamily	89,936	—	—	—	36	89,972
All Other Residential	—	—	67	—	13,529	13,596
Consumer
Motor Vehicle	—	—	731	—	301,900	302,631
All Other Consumer	—	—	44	—	25,301	25,345
TOTAL	$1,140,885	$59,391	$73,784	$143	$629,406	$1,903,609

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2018
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,042	$2	$(571)	$12,473
Mortgage Backed Securities - residential	189,999	798	(6,146)	184,651
Collateralized mortgage obligations	368,486	26	(13,965)	354,547
State and municipal obligations	231,565	1,764	(2,730)	230,599
Collateralized debt obligations	179	3,244	—	3,423
TOTAL	$803,271	$5,834	$(23,412)	$785,693

	December 31, 2017
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$13,989	$24	$(318)	$13,695
Mortgage Backed Securities-residential	215,079	2,071	(1,812)	215,338
Mortgage Backed Securities-commercial	1	—	—	1
Collateralized mortgage obligations	346,005	370	(6,705)	339,670
State and municipal obligations	227,651	4,671	(700)	231,622
Collateralized debt obligations	8,644	5,961	—	14,605
TOTAL	$811,369	$13,097	$(9,535)	$814,931

Contractual maturities of debt securities at September 30, 2018 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$3,965	$3,961
Due after one but within five years	32,844	33,151
Due after five but within ten years	74,009	74,647
Due after ten years	133,968	134,736
	244,786	246,495
Mortgage-backed securities and collateralized mortgage obligations	558,485	539,198
TOTAL	$803,271	$785,693

There were $3 thousand and $5 thousand in gross gains and no losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017 there were $27 thousand and $44 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$11,782	$(571)	$11,782	$(571)
Mortgage Backed Securities - Residential	$104,404	$(3,323)	$52,106	$(2,823)	$156,510	$(6,146)
Collateralized mortgage obligations	191,204	(4,317)	158,396	(9,648)	349,600	(13,965)
State and municipal obligations	96,736	(1,627)	21,574	(1,103)	118,310	(2,730)
Total temporarily impaired securities	$392,344	$(9,267)	$243,858	$(14,145)	$636,202	$(23,412)

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government entity mortgage-backed securities	$9,321	$(86)	$3,538	$(232)	$12,859	$(318)
Mortgage Backed Securities - Residential	$79,918	$(425)	$53,815	$(1,387)	$133,733	$(1,812)
Collateralized mortgage obligations	150,182	(1,418)	146,750	(5,287)	296,932	(6,705)
State and municipal obligations	27,347	(183)	18,660	(517)	46,007	(700)
Total temporarily impaired securities	$266,768	$(2,112)	$222,763	$(7,423)	$489,531	$(9,535)

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

Gross unrealized losses on investment securities were $23.4 million as of September 30, 2018 and $9.5 million as of December 31, 2017. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

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

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing was 85.57 while Moody Investor Service pricing was 21.23, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Beginning balance	$2,974	$7,132	$7,132	$13,974
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—		—
Reductions for securities called during the period	—	—	(4,158)	(6,842)
Ending balance	$2,974	$7,132	$2,974	$7,132

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$12,473	$—	$12,473
Mortgage Backed Securities-residential	—	184,651	—	184,651
Collateralized mortgage obligations	—	354,547	—	354,547
State and municipal	—	227,464	3,135	230,599
Collateralized debt obligations	—	—	3,423	3,423
TOTAL	$—	$779,135	$6,558	$785,693
Derivative Assets		687
Derivative Liabilities		(687)

	December 31, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$13,695	$—	$13,695
Mortgage Backed Securities-residential	—	215,338	—	215,338
Mortgage Backed Securities-commercial	—	1	—	1
Collateralized mortgage obligations	—	339,670	—	339,670
State and municipal	—	227,942	3,680	231,622
Collateralized debt obligations	—	—	14,605	14,605
TOTAL	$—	$796,646	$18,285	$814,931
Derivative Assets		298
Derivative Liabilities		(298)

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$3,135	$3,450	$6,585
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	13	13
Transfers	—	—	—
Settlements	—	(40)	(40)
Ending balance, September 30	$3,135	$3,423	$6,558

	Nine Months Ended September 30, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	4,158	4,158
Transfers	—	—	—
Settlements	(545)	(15,340)	(15,885)
Ending balance, September 30	$3,135	$3,423	$6,558

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2017
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,773	2,773
Purchases	—	—	—
Settlements	(530)	(536)	(1,066)
Ending balance, December 31	$3,680	$14,605	$18,285

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2018.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate Probability of default	2.64%-4.80% 0%
Other real estate	$520	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$140	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2017.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate Probability of default	2.30%-5.45% 0%
Other real estate	$1,880	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	3,882	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $140 thousand, after a valuation allowance of $34 thousand at September 30, 2018 and at a fair value of $3.9 million, net of a valuation allowance of $625 thousand at December 31, 2017. The impact to the provision for loan losses for the three months and nine months ended September 30, 2018 and for the twelve months ended December 31, 2017 was a $197 thousand decrease, a $591 thousand decrease, and a $294 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2018 with a value of $520 thousand was reduced $527 thousand for fair value adjustment. At September 30, 2018 other real estate owned was comprised of $303 thousand from commercial loans and $217 thousand from residential loans. Other real estate owned at December 31, 2017 with a value of $1.9 million was reduced $951 thousand for fair value adjustment. At December 31, 2017 other real estate owned was comprised of $1.7 million from commercial loans and $212 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recuring basis, as of September 30, 2018 and December 31, 2017, which are all considered Level 3.

September 30, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$174	$34	$140
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$174	$34	$140

	December 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$493	$146	$347
Farmland	3,035	268	2,767
Non Farm, Non Residential	—	—	—
Agriculture	537	205	—
All Other Commercial	—	—	—
Residential
First Liens	442	6	436
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,507	$625	$3,882

The carrying amounts and estimated fair value of financial instruments at September 30, 2018 and December 31, 2017, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price for 2018, but do not necessarily represent an exit price for years prior. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$50,018	$19,029	$30,989	$—	$50,018
Federal funds sold	7,600	—	7,600	—	7,600
Securities available-for-sale	785,693	—	779,135	6,558	785,693
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,921,479	—	—	1,874,643	1,874,643
Accrued interest receivable	14,630	—	4,070	10,560	14,630
Deposits	(2,407,061)	—	(2,394,553)	—	(2,394,553)
Short-term borrowings	(58,680)	—	(58,680)	—	(58,680)
Federal Home Loan Bank advances	(35,000)	—	(35,000)	—	(35,000)
Accrued interest payable	(530)	—	(530)	—	(530)

	December 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,107	$20,682	$53,425	$—	$74,107
Securities available-for-sale	814,931	—	796,646	18,285	814,931
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,886,852	—	—	1,878,166	1,878,166
Accrued interest receivable	12,913	—	3,596	9,317	12,913
Deposits	(2,458,653)	—	(2,456,900)	—	(2,456,900)
Short-term borrowings	(57,686)	—	(57,686)	—	(57,686)
Accrued interest payable	(372)	—	(372)	—	(372)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2018	December 31, 2017
Federal Funds Purchased	$33,000	$30,165
Repurchase Agreements	25,680	27,521
	$58,680	$57,686

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2018
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,033	$—	$112	$15,535	$25,680

	December 31, 2017
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,929	$6,282	$8,552	$758	$27,521

6.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$347	$358	$10	$13	$1,041	$1,074	$31	$40
Interest cost	798	905	33	43	2,395	2,716	98	129
Expected return on plan assets	(991)	(985)	—	—	(2,972)	(2,955)	—	—
Net amortization of prior service cost	—	—	—	—	1	1	—	—
Net amortization of net (gain) loss	362	301	—	—	1,085	903	—	—
Net Periodic Benefit Cost	$516	$579	$43	$56	$1,550	$1,739	$129	$169

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2017 that it expected to contribute $2.3 million and $813 thousand respectively to its Pension Plan and ESOP and $264 thousand to the Post Retirement Health Benefits Plan in 2018. Contributions of $1.7 million have been made to the Pension Plan thus far in 2018. Contributions of $183 thousand have been made through the first nine months of 2018 for the Post Retirement Health Benefits plan. No contributions have been made in 2018 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2018 and 2017 there has been $1.3 million and $1.3 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

In August of 2016 ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15") was issued and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Corporation adopted ASU 2016-15 on January 1, 2018 and did not have a significant impact on its accounting and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018, and did not have a significant impact on its accounting and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Corporation adopted ASU 2017-09 on January 1, 2018 on its consolidated financial statements, and did not have a significant impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15,
2018 although early adoption is permitted. The Corporation early adopted the standard in the first quarter of 2018 and reclassified $2.4 million from accumulated other comprehensive income to retained earnings.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Corporation continues to evaluate the provision of the new lease standard, but due to the small number of lease agreements presently in effect for the Corporation, does not expect the new guidance will have a significant impact on the Corporation's financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Corporation is assessing ASU 2017-04 but does not expect a significant impact on its accounting and disclosures.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Corporation). The Corporation expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Corporation’s financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. ASU 2018-15 will not have a material impact on the Corporation’s financial statements.

8.	Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and nine months ended September 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2018	2017 (c)	2018	2017 (c)
Non-interest income
Service charges on deposits	$3,386	$3,406	$9,874	$9,883
Asset management fees	1,009	1,110	3,411	3,423
Interchange income	79	57	218	163
Net gains on sales of loans (a)	617	536	1,458	1,255
Loan servicing fees (a)	418	354	1,209	1,071
Net gains on sales of securities (a)	3	27	5	44
Other service charges and fees (a)	2,331	2,263	7,058	6,956
Other (b)	1,066	787	6,740	4,907
Total non-interest income	$8,909	$8,540	$29,973	$27,702
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2018 and September 30, 2017, totaling $(1) thousand and $60 thousand, respectively, and for the nine months ended for the same periods, totaling $17 thousand and $67 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

9.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at September 30, 2018 and December 31, 2017 totaled $3.5 million and $4.3 million, respectively. The only loans still covered by the loss share agreement are the single family loans.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at September 30, 2018 and 2017 are shown in the following tables:

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$1,598	$—	$1,598
Discount accretion	—	—	—
Disposals	(16)	—	(16)
ASC 310-30 Loans, September 30,	$1,582	$—	$1,582

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(314)	—	(314)
ASC 310-30 Loans, September 30,	$1,582	$—	$1,582

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$1,983	$—	$1,983
Discount accretion	—	—	—
Disposals	(47)	—	(47)
ASC 310-30 Loans, September 30,	$1,936	$—	$1,936

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,515)	(1,430)	(2,945)
ASC 310-30 Loans, September 30,	$1,936	$—	$1,936

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2018 and 2017.

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(9,625)	$(19,264)	$(28,889)
Change in other comprehensive income (loss) before reclassification	(3,700)	—	(3,700)
Amounts reclassified from accumulated other comprehensive income	(2)	281	279
Net current period other comprehensive income (loss)	(3,702)	281	(3,421)
Ending balance, September 30,	$(13,327)	$(18,983)	$(32,310)

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income (loss) before reclassification	(16,079)	—	(16,079)
Amounts reclassified from accumulated other comprehensive income	(4)	843	839
Net current period other comprehensive loss	(16,083)	843	(15,240)
ASU 2018-02 adjustment	498	(2,864)	(2,366)
Ending balance, September 30,	$(13,327)	$(18,983)	$(32,310)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$7,156	$(12,720)	$(5,564)
Change in other comprehensive income (loss) before reclassification	(33)	—	(33)
Amounts reclassified from accumulated other comprehensive income	(18)	184	166
Net current period other comprehensive income	(51)	184	133
Ending balance, September 30,	$7,105	$(12,536)	$(5,431)

	Unrealized
	gains and	2017
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income (loss) before reclassification	8,211	—	8,211
Amounts reclassified from accumulated other comprehensive income	(29)	551	522
Net current period other comprehensive income	8,182	551	8,733
Ending balance, September 30,	$7,105	$(12,536)	$(5,431)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2018	Change	9/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(11,592)	$(3,710)	$(15,302)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,967	8	1,975
Total unrealized loss on securities available-for-sale	$(9,625)	$(3,702)	$(13,327)
Unrealized loss on retirement plans	(19,264)	281	(18,983)
TOTAL	$(28,889)	$(3,421)	$(32,310)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	9/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(13,931)	$(15,302)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,654)	1,975
Total unrealized loss on securities available-for-sale	$2,258	$(15,585)	$(13,327)
Unrealized loss on retirement plans	(16,962)	(2,021)	(18,983)
TOTAL	$(14,704)	$(17,606)	$(32,310)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2017	Change	9/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$5,129	$(993)	$4,136
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,027	942	2,969
Total unrealized loss on securities available-for-sale	$7,156	$(51)	$7,105
Unrealized loss on retirement plans	(12,720)	184	(12,536)
TOTAL	$(5,564)	$133	$(5,431)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	9/30/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$7,154	$4,136
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	1,028	2,969
Total unrealized loss on securities available-for-sale	$(1,077)	$8,182	$7,105
Unrealized loss on retirement plans	(13,087)	551	(12,536)
TOTAL	$(14,164)	$8,733	$(5,431)

	Three Months Ended September 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$3	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$2	Net of tax

Amortization of	$(362)	(a) Salary and benefits
retirement plan items	81	Income tax expense
	$(281)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(1,085)	(a) Salary and benefits
retirement plan items	242	Income tax expense
	$(843)	Net of tax
Total reclassifications for the period	$(839)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended September 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$27	Net securities gains (losses)
on available-for-sale	(9)	Income tax expense
securities	$18	Net of tax

Amortization of	$(301)	(a) Salary and benefits
retirement plan items	117	Income tax expense
	$(184)	Net of tax
Total reclassifications for the period	$(166)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$44	Net securities gains (losses)
on available-for-sale	(15)	Income tax expense
securities	$29	Net of tax

Amortization of	$(903)	(a) Salary and benefits
retirement plan items	352	Income tax expense
	$(551)	Net of tax
Total reclassifications for the period	$(522)	Net of tax
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

Summary of Operating Results

Net income for the three months ended September 30, 2018 was $11.3 million, compared to $8.8 million for the same period of 2017. Basic earnings per share increased to $0.92 for the second quarter of 2018 compared to $0.72 for the same period in 2017. Return on Assets and Return on Equity were 1.53% and 10.58% respectively, for the three months ended September 30, 2018 compared to 1.18% and 7.98% for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $35.5 million, compared to $26.5 million for the same period of 2017. Basic earnings per share increased to $2.90 for the first nine months of 2018 compared to $2.17 for same period of 2017. Return on Assets and Return on Equity were 1.59% and 11.23% respectively, for the nine months ended September 30, 2018 compared to 1.18% and 8.15% for the nine months ended September 30, 2017.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $1.7 million in the three months ended September 30, 2018 to $28.8 million from $27.1 million in the same period in 2017. The net interest margin for the three months ended September 30, 2018 is 4.29% compared to 4.14% for the same period of 2017, a 3.62% increase. Net interest income increased $6.8 million in the nine months ended September 30, 2018 to $87.0 million from $80.2 million in the same period in 2017. The net interest margin for the nine months ended September 30, 2018 is 4.31% compared to 4.08% for the same period in 2017. A second quarter 2018 recovery of interest on nonaccrual increased interest income $2.4 million.

Non-Interest Income

 Non-interest income for the three months ended September 30, 2018 was $8.9 million compared to $8.5 million for the same period of 2017. Non-interest income for the nine months ended September 30, 2018 was $30.0 million compared to $27.7 million for the same period of 2017. A second quarter 2018 recovery of previous other-than-temporary impairment increased non-interest income $4.2 million in 2018. A first quarter 2017 cash recovery of previous other-than-temporary impairment increased non-interest income $3.1 million in 2017.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2018 was $22.3 million compared to $22.3 million for the same period in 2017. The Corporation’s non-interest expense for the nine months ended September 30, 2018 increased by $1.2 million to $68.2 million compared to the same period in 2017.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased $285 thousand to $1.5 million for third quarter of 2018 compared to $1.2 million for the same period of 2017. Net charge offs for the third quarter of 2018 were $1.2 million compared to $1.1 million for the same period of 2017. The provision for loan losses increased $477 thousand to $4.3 million for the nine months ended September 30, 2018 compared to $3.8 million for the same period of 2017. Net charge offs for the first nine months of 2018 increased $1.1 million to $3.9 million compared to the same period of 2017. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2018 decreased from the same period in 2017 primarily due to the Tax Cuts and Jobs Act signed into law on December 22, 2017.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $16.2 million at September 30, 2018 compared to $21.7 million at December 31, 2017. Nonperforming loans decreased 28.9% compared to $22.8 million as of September 30, 2017. A summary of non-performing loans at September 30, 2018 and December 31, 2017 follows:

	(000's)
	September 30, 2018	December 31, 2017
Non-accrual loans	$10,035	$13,245
Accruing restructured loans	3,578	3,280
Nonaccrual restructured loans	1,269	3,754
Accruing loans past due over 90 days	1,314	1,403
	$16,196	$21,682
Ratio of the allowance for loan losses
as a percentage of non-performing loans	125.3%	91.8%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2018	December 31, 2017
Non-accrual loans
Commercial loans	$5,616	$7,935
Residential loans	3,727	4,445
Consumer loans	692	865
	$10,035	$13,245
Past due 90 days or more
Commercial loans	$39	$57
Residential loans	1,028	1,088
Consumer loans	247	258
	$1,314	$1,403

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2018. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.88% over the next 12 months and increase 4.95% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.96% over the next 12 months and decrease 6.35% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-7.28%	-13.25%	-18.17%
Down 100	-2.96	-6.35	-9.10
Up 100	1.88	4.95	8.01
Up 200	0.95	6.91	12.99

     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $4.1 million of investments that mature throughout the next 12 months. The Corporation also anticipates $82.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $23.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2018 to the same period in 2017, loans, net of deferred loan costs, have increased $75 million to $1.9 billion. Deposits decreased 1.9% to $2.4 billion at September 30, 2018 compared to September 30, 2017. Shareholders' equity decreased 3.6% or $15.8 million. The change in equity was a result of the $1.50 special dividend paid in December 2017 and the revaluation of the deferred tax assets as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017. These events decreased book value per share 3.8% to $34.91 at September 30, 2018 from $36.29 at September 30, 2017. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	September 30, 2018	December 31, 2017	To Be Well Capitalized
Common equity tier 1 capital
Corporation	18.36%	17.01%	N/A
First Financial Bank	17.64%	16.56%	6.50%
Total risk-based capital
Corporation	19.24%	17.88%	N/A
First Financial Bank	18.37%	17.30%	10.00%
Tier I risk-based capital
Corporation	18.36%	17.01%	N/A
First Financial Bank	17.64%	16.56%	8.00%
Tier I leverage capital
Corporation	14.45%	13.31%	N/A
First Financial Bank	13.82%	12.81%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2018 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2018	—	—	N/A	N/A
August 1-31, 2018	—	—	—	—
September 1-30, 2018	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2018, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 9, 2018.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated April 2, 2018, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 4, 2018.
10.14*	Employment Agreement for Rodger A. McHargue, dated April 2, 2018, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 4, 2018.
10.15*	Employment Agreement for Steven H. Holliday, dated April 2, 2018, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 4, 2018.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated April 2, 2018, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 4, 2018.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 by Principal Executive Officer, dated November 7, 2018.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 by Principal Financial Officer, dated November 7, 2018.
32.1
Certification, dated November 7, 2018, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2018.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2018, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2018	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 7, 2018	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)