Form 10-K
period 2018-12-31
FIRST FINANCIAL CORP /IN/
filed 2019-03-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $511,949,246. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2019—12,287,649 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 17, 2019 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2018 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2018 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2018 the Corporation and its subsidiaries had 816 full-time equivalent employees.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2018 are as follows:

•	6.375% CET1 to risk-weighted assets;

•	7.875% Tier 1 capital to risk-weighted assets; and

•	9.875% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2018, are shown below:

•	18.48% CET1 to risk-weighted assets;

•	18.48% Tier 1 capital to risk-weighted assets;

•	19.36% Total capital to risk-weighted assets; and

•	14.59% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2018, are shown below:

•	17.99% CET1 to risk-weighted assets;

•	17.99% Tier 1 capital to risk-weighted assets;

•	18.71% Total capital to risk-weighted assets; and

•	14.19% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2018, are shown below:

•	34.20% CET1 to risk-weighted assets;

•	34.20% Tier 1 capital to risk-weighted assets;

•	35.51% Total capital to risk-weighted assets; and

•	31.13% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $912 thousand and Morris Plan paid a total FDIC assessment of $17 thousand in 2018.

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

The Corporation believes that, as of December 31, 2018, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

Risks Related to the Corporation’s Business

Economic conditions have affected and could adversely affect our revenue and profits.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. An economic downturn or sustained, high unemployment levels, and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans (thereby, increasing the risk of loan defaults and losses), the value of collateral securing those loans, and demand for loans and other products and services that the Corporation offers.

Geographic concentration of the Corporation’s markets makes our business highly susceptible to local economic conditions and a downturn in local economic conditions may adversely affect our business.

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana and east central Illinois (operations are anticipated to expand into western Kentucky and middle and western Tennessee assuming completion of the acquisition of HopFed Bancorp, Inc., as discussed below). The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for the Corporation’s products and services; and

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

The Corporation operates in a highly competitive industry and market, and our business will suffer if we are unable to compete effectively.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors include banks and many other types of financial institutions, including, without limitation, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Further, many of our competitors have substantially greater resources to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect the Corporation’s growth, revenue, and profit.

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect the Corporation’s financial results.

Technology and other changes now allow many customers to complete financial transactions without using banks.  For example, consumers can pay bills and transfer funds directly without going through a bank.  This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.  In addition, changes in consumer spending and savings habits could adversely affect the Corporation’s operations, and the Corporation may be unable to timely develop competitive new products and services in response to these changes.

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

The Corporation’s banking subsidiaries are community banks and their reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Our operational systems and networks are subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation, or the disclosure of confidential information.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

We also rely on the integrity and security of a variety of third party processors, payment, clearing, and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyberattacks and identity theft. Large scale identity theft could result in customers’ accounts being compromised and fraudulent activities being performed in their name, which could negatively affect our reputation or result in litigation and, consequently, negatively affect our results of operation.

The occurrence of cybersecurity incidents across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations. These laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation.

The occurrence of a cybersecurity incident involving us, third party service provides, or our customers, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Any of these events could have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s earnings and cash flows are largely dependent upon the Corporation’s net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions, domestic and international events, changes in U.S. and other financial markets, and policies of various governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, could influence not only the interest that is received on loans and securities and the interest that is paid on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair value of the Corporation’s financial assets and liabilities.

As compared to historical rates, interest rates remain at low levels. For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) of the Federal Reserve kept the target federal funds rate between 0% to 0.25% to help the overall U.S. economy. In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade. Over the past three years, the FOMC has slowly increased the target federal funds rate. The extent to which the FOMC will continue raising interest rates in 2019 is unclear. In January 2019, the FOMC indicated the adoption of a more cautious approach to rate increases, which will likely be influenced by global economic and financial developments and inflationary pressures throughout 2019.

If the interest rates paid on deposits and other interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other interest-earning assets, our net interest income, and, therefore, our earnings, could be adversely affected. Such an interest rate environment may also result in us incurring a higher cost to retain our deposits. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. Accordingly, changes in interest rates could adversely affect our results of operations and financial condition.

If the Corporation’s actual loan losses exceed our allowance for loan losses, our net income will decrease.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses (but see discussion below regarding change to a new accounting standard) that are inherent within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

A lack of liquidity could affect our operations and jeopardize our financial condition.

The Corporation requires liquidity to meet our deposit and other obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce its access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of depositors. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of depositors sought to withdraw their deposits, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition, and result of operations.

The Corporation has significant exposure to risks associated with commercial and commercial real estate loans.
As of December 31, 2018, approximately 60% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

We operate in a highly regulated environment and the regulatory framework to which we are subject may adversely affect our results of operations.

The Corporation, the Bank, and the Morris Plan operate in a highly regulated environment and we are subject to extensive regulation, supervision, and examination by the Federal Reserve, the OCC, and the FDIC and DFI, respectively. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not our shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, and growth, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, regulatory structure, financial condition, and/or results of operations.

Since the 2007-2008 financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations.

The Basel III capital rules may require us to retain higher capital levels, impacting our ability to pay dividends, repurchase our stock, or pay discretionary bonuses.

The Federal Reserve, the FDIC, and the OCC adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Corporation and its banking subsidiaries. The rules have been phased in over time beginning in 2015 and became fully phased in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio of 6%, and (iii) total risk-based capital ratio of 8%. As fully phased in, the rules also require a capital conservation buffer of 2.5% on top of the foregoing minimum capital ratios, resulting in an effective requirement for minimum capital ratios of (a) common equity Tier 1 risk-weighted capital ratio of 7%, (b) Tier 1 risk-based capital ratio of 8.5%, and (c) total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Corporation’s accounting estimates and risk management processes rely on analytical and forecasting models, which, if inadequate, may result in a material adverse effect on our business, financial condition, or results of operation.

The processes the Corporation uses to estimate its loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of such financial instruments. Any such failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation’s controls and procedures may fail or be circumvented, and the Corporation’s methods of reducing risk exposure may not be effective.

The Corporation’s internal operations are subject to certain risks, including, but not limited to, data processing system failures and errors, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. We regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated.  As a result, the

Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

We rely on external vendors, which could expose the Corporation to additional operational risks.

The Corporation relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, strategic focus, or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings

The Corporation forecloses on collateral property from time to time to protect its investment and thereafter owns and operates such property, in which case it is exposed to the risks inherent in the ownership of real estate. The amount that the Corporation, as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations, and fiscal policies; and (x) natural disasters. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and the Corporation may have to advance funds in order to protect its investment, or it may be required to dispose of the real property at a loss. These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.

The Corporation’s earnings may be adversely impacted due to environmental liabilities associated with lending activities.

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Uncertainty about the future of the London Inter-Bank Offered Rate (“LIBOR”), and its accepted alternatives, may adversely affect our business.

The Corporation and its subsidiaries have certain financial arrangement and instruments which have an interest rate indexed to LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. In June 2017, the Alternative Reference Rate Committee (“ARRC”), a committee of private-market derivative participants and their regulators convened by the Federal Reserve to identity alternative reference interest rates, announced a Secured Overnight Funding Rate (“SOFR”), a broad Treasuries overnight repurchase agreement (repo) financing rate, as its preferred alternative to U.S. dollar LIBOR. In April 2018, the Federal Reserve Bank of New York began publishing SOFR, along with other alternative reference rates. At this time, it is not possible to predict how markets will respond to these alternative reference rates as transition is anticipated to be gradual over the coming years.

At this time, no consensus exists as to what rate or rates may become accepted market alternatives to LIBOR. It is impossible to predict the effect of any such alternatives on the value of LIBOR-based financial arrangement and instruments, including securities, variable rate loans, and debt instruments, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial arrangement or instruments to which we have exposure may adversely affect LIBOR rates and the value of LIBOR-based financial arrangement and instruments, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations and profitability.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and further reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively.

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•
the time and costs of associated with identifying and evaluating potential new markets, hiring experienced local management, and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the time and costs associated with identifying potential acquisition and merger targets;

•	the accuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target company;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	closing delays and expenses related to the resolution of lawsuits filed by shareholders of targets;

•	entry into new markets where we lack experience;

•	introduction of new products and services into our business;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	the risk of loss of key employees and customers; and

•	incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

If the Bank is unable to integrate Heritage Bank USA, Inc. (“Heritage”) successfully, our business and earnings may be negatively affected.

On January 7, 2019, the Corporation announced that it had entered into a definitive agreement to acquire, by merger, HopFed Bancorp, Inc. and its banking subsidiary, Heritage (the “Merger”). The success of the Merger will depend on a number of factors, including, but not limited to, the Bank’s ability to successfully integrate Heritage’s operations with the Bank. The Bank’s post-Merger operations may not be able to be integrated with Heritage without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing business of the Bank or Heritage, or possible inconsistencies in standards, controls, procedures, and policies. If the Bank has difficulties with the integration, it might not fully achieve the economic benefits it expects to result from the Merger. In addition, the Bank may experience greater than expected costs or difficulties relating to the integration of the business of Heritage, and/or may not realize expected cost savings from the Merger within the expected time frame. If integration is unsuccessful or does not occur in the manner anticipated by management it could have a material adverse effect on the Corporation’s business, financial condition, and results of operations

New lines of business or new products and services may subject the Corporation to additional risks.

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Future growth or operating results may require the Corporation to raise additional capital, but that capital may not be available or it may be dilutive.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent the Corporation’s future operating results erode capital or the Corporation elects to expand through loan growth or acquisition it may be required to raise capital. The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. Accordingly, the Corporation may not be able to raise capital when needed or on favorable terms. If the Corporation cannot raise additional capital when needed, it will be subject to increased regulatory supervision and the imposition of restrictions on its growth and business. These restrictions could negatively impact the Corporation’s ability to operate or further expand its operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on its financial condition and results of operations.

The Corporation may become subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as the Corporation, rely on technology companies to provide information technology products and services necessary to support the Corporation’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Corporation’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Corporation by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Corporation may consider entering into licensing agreements for disputed intellectual property. These licenses may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments in amounts that could have a material adverse effect on its business, financial condition, and results of operations.

The value of the Corporation’s goodwill and other intangible assets may decline in the future.

As of December 31, 2018, the Corporation had $36 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation may be adversely affected by the soundness of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation relies on dividends from its subsidiaries for most of its revenue

The Corporation is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on the Corporation’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank and the Morris Plan may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank and/or the Morris Plan are unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations, or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank and/or the Morris Plan could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The price of the Corporation’s common stock may be volatile, which may result in losses for investors

General market price declines or market volatility in the future could adversely affect the price of the Corporation’s common stock and may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. The Corporation’s common stock price can fluctuate significantly in response to a variety of factors, including:

•	announcements and news reports relating to the Corporation’s business and trends, concerns, and other issues in the financial services industry generally;

•	fluctuations in the Corporation’s results of operations;

•	sales or purchases of substantial amounts of the Corporation’s securities in the marketplace;

•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections;

•	actual or expected economic conditions that are perceived to affect the Corporation, such as changes in real estate values or interest rates;

•	perceptions in the marketplace regarding the Corporation and/or our competitors;

•	new technology used, or services offered, by competitors;

•	changes in applicable government regulation; and

•	the Corporation’s announcement of new acquisitions or other projects.

As such, the market price of the Corporation’s common stock may not accurately reflect the underlying value of the stock, and investors should consider this before relying on the market prices of the Corporation’s common stock when making an investment decision.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to or, if our or the Bank’s or the Morris Plan’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 12.3 million shares were outstanding as of December 31, 2018, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect the value of our common stock.

Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of the Corporation. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Corporation’s common stock. There also are Indiana statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in the Corporation being less attractive to a potential acquiror.

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

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Four other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2023, February 14, 2021, May 31, 2019, and December 31, 2019.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and an office in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2022. The banking center in Mahomet is leased and the lease expires on June 4, 2019. The banking center in Urbana is held in fee.

Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2023 and the other five buildings are held in fee.

Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is February 28, 2020.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2019 shareholders owned 12,287,649 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2019, approximately 4,927 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2018 and 2017.

	2018			2017
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$47.70	$41.60		$51.18	$43.92
June 30	$46.25	$41.35	$0.51	$49.29	$44.02	$0.50
September 30	$52.45	$45.35		$47.02	$40.38
December 31	$52.26	$38.60	$0.51	$49.80	$44.60	$2.01

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 28.84%. During this same period, the return on The Russell 2000 Index was 24.09% and the SNL Index of Banks $1 - $5 Billion had a return of 57.27%.

		Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
First Financial Corporation	100.00	100.25	98.38	157.28	142.26	128.84
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $1B-$5B	100.00	104.56	117.04	168.38	179.51	157.27

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. On February 3, 2016 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. There were 8,639 and 9,524 purchases of common stock by the Corporation during the years ended December 31, 2018 and December 31, 2017. The Corporation contributed 23,250 shares of treasury stock to the ESOP in November of 2018. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2018	2017	2016	2015	2014
BALANCE SHEET DATA
Total assets	$3,008,718	$3,000,668	$2,988,527	$2,979,585	$3,002,485
Securities	784,916	814,931	853,725	891,082	897,053
Loans	1,953,988	1,906,761	1,839,180	1,763,808	1,781,428
Deposits	2,436,727	2,458,653	2,428,526	2,442,369	2,457,197
Borrowings	69,656	57,686	81,121	46,508	60,901
Shareholders’ equity	442,701	413,569	414,395	410,316	394,214
INCOME STATEMENT DATA
Interest income	126,224	114,195	109,380	108,676	113,358
Interest expense	9,645	6,338	4,407	4,169	5,526
Net interest income	116,579	107,857	104,973	104,507	107,832
Provision for loan losses	5,768	5,295	3,300	4,700	5,072
Other income	38,206	35,938	46,931	39,179	40,785
Other expenses	91,289	88,747	90,308	98,398	95,584
Net income	46,583	29,131	38,413	30,196	33,772
PER SHARE DATA:
Net Income	3.80	2.38	3.12	2.35	2.55
Cash dividends	1.02	2.51	1.00	0.98	0.98
PERFORMANCE RATIOS:
Return on average assets	1.57%	0.98%	1.30%	1.01%	1.12%
Return on average shareholders’ equity	10.98	6.69	9.26	7.46	8.37
Average total capital to average assets	14.93	15.24	14.67	14.26	13.99
Average shareholders’ equity to average assets	14.25	14.58	14.01	13.60	13.36
Dividend payout	26.85	105.32	31.81	41.51	38.16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for loan losses. The allowance for loan losses represents management's estimate of probable incurred losses in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and nonperforming loans. Loans are considered impaired if, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, impairment is measured by using the fair value of underlying collateral, for loans deemed to be collateral dependent, the present value of the future cash flows discounted at the effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2018

COMPARISON OF 2018 TO 2017

Net income for 2018 was $46.6 million, or $3.80 per share versus $29.1 million, or $2.38 per share for 2017. The increase in 2018 net income includes the recovery of a security previously written down for other-than temporary impairment, which contributed $2.4 million pre-tax to interest income and $4.5 million pre-tax to other income. The 2017 results were negatively impacted by the revaluation of the Corporation's deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act resulting in a non-cash tax expense of $6.3 million. Return on average assets at December 31, 2018 increased 60.2% to 1.57% compared to 0.98% at December 31, 2017.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2018 to $116.6 million compared to $107.9 million in 2017. Total average interest earning assets increased to $2.79 billion in 2018 from $2.78 billion in 2017. The tax-equivalent yield on these assets increased to 4.67% in 2018 from 4.34% in 2017. Total average interest-bearing liabilities increased to $2.07 billion in 2018 from $2.05 billion in 2017. The average cost of these interest-bearing liabilities increased to 0.47% in 2018 from 0.31% in 2017.

The net interest margin increased from 4.11% in 2017 to 4.32% in 2018. Earning asset yields increased 33 basis points while the rate on interest-bearing liabilities increased by 16 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2018			2017			2016
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$1,922,588	101,666	5.29%	$1,855,092	92,750	5.00%	$1,792,609	87,636	4.89%
Taxable investment securities	576,544	16,942	2.94%	632,672	14,325	2.26%	672,641	14,506	2.16%
Tax-exempt investments (2)	285,931	11,500	4.02%	279,301	13,337	4.78%	267,849	13,358	4.99%
Federal funds sold	3,693	116	3.14%	12,663	101	0.80%	15,066	63	0.42%
Total interest-earning assets	2,788,756	130,224	4.67%	2,779,728	120,513	4.34%	2,748,165	115,563	4.21%
Non-interest earning assets:
Cash and due from banks	58,599			61,650			62,694
Premises and equipment, net	47,550			48,368			49,721
Other assets	101,711			114,329			122,450
Less allowance for loan losses	(20,099)			(19,528)			(19,650)
TOTALS	$2,976,517			$2,984,547			$2,963,380
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$1,706,846	6,482	0.38%	$1,647,622	3,795	0.23%	$1,482,046	1,986	0.13%
Time deposits	317,739	2,550	0.80%	356,281	2,216	0.62%	393,180	2,173	0.55%
Short-term borrowings	41,480	501	1.21%	39,802	245	0.62%	38,081	134	0.35%
Other borrowings	5,566	112	2.01%	7,205	82	1.14%	8,475	114	1.35%
Total interest-bearing liabilities:	2,071,631	9,645	0.47%	2,050,910	6,338	0.31%	1,921,782	4,407	0.23%
Non interest-bearing liabilities:
Demand deposits	425,639			438,234			550,977
Other	54,973			60,137			75,589
	2,552,243			2,549,281			2,548,348
Shareholders' equity	424,274			435,266			415,032
TOTALS	$2,976,517			$2,984,547			$2,963,380
Net interest earnings		$120,579			$114,175			$111,156
Net yield on interest- earning assets			4.32%			4.11%			4.04%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21% for 2018 and a rate of 35% for 2017 and 2016.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2018 to 2017 and 2017 to 2016.

	2018 Compared to 2017 Increase (Decrease) Due to				2017 Compared to 2016 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$3,375	$5,346	$195	$8,916	$3,055	$1,991	$69	$5,115
Taxable investment securities	(1,271)	4,266	(378)	2,617	(862)	724	(43)	(181)
Tax-exempt investment securities (2)	317	(2,104)	(50)	(1,837)	571	(568)	(24)	(21)
Federal funds sold	(72)	297	(210)	15	(10)	57	(9)	38
Total interest income	$2,349	$7,805	$(443)	$9,711	$2,754	$2,204	$(7)	$4,951
Interest paid on interest-bearing liabilities:
Transaction accounts	136	2,463	89	2,688	222	1,428	159	1,809
Time deposits	(240)	643	(70)	333	(204)	273	(26)	43
Short-term borrowings	10	236	10	256	6	100	5	111
Other borrowings	(19)	63	(14)	30	(17)	(18)	3	(32)
Total interest expense	(113)	3,405	15	3,307	7	1,783	141	1,931
Net interest income	$2,462	$4,400	$(458)	$6,404	$2,747	$421	$(148)	$3,020

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21% for 2018 and a rate of 35% for 2017 and 2016.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2018, the provision for loan losses was $5.8 million, an increase of $473 thousand, or 8.9%, compared to 2017.

Impaired loans increased to $10.5 million at December 31, 2018 from $10.1 million at December 31, 2017. The allowance allocation for these impaired loans increased to $737 thousand from $625 thousand during this period, contributing to the increase in provision in 2018 compared to 2017. Net charge-offs for 2018 were $5.2 million as compared to $4.2 million for 2017 and $4.5 million for 2016. Non-accrual loans, excluding TDR's, decreased to $11.0 million at December 31, 2018 from $13.2 million at December 31, 2017. Loans past due 90 days and still on accrual decreased to $0.9 million compared to $1.5 million at December 31, 2017.

NON-INTEREST INCOME

Non-interest income of $38.2 million increased $2.3 million from the $35.9 million earned in 2017. Non -interest income increased due to the recovery of a security previously written down for other-than temporary impairment of $4.5 million, which was offset by $3.1 million received in 2017 for a collateralized debt obligation with no remaining book value.

NON-INTEREST EXPENSES

Non-interest expenses increased to $91.3 million in 2018 from $88.7 million in 2017.

INCOME TAXES

The Corporation's federal income tax provision was $11.1 million in 2018 compared to $20.6 million in 2017. The overall effective tax rate in 2018 of 19.3% decreased as compared to a 2017 effective rate of 41.5%, primarily due to the deferred tax adjustment related to the Tax Cuts and Jobs Act of 2017 and the reduced federal income tax rate to 21% in 2018.

COMPARISON OF 2017 TO 2016

Net income for 2017 was $29.1 million or $2.38 per share compared to $38.4 million in 2016 or $3.12 per share, which included an after-tax gain on the sale of the Corporation's insurance subsidiary of $5.8 million. The 2017 results were negatively impacted by the revaluation of the Corporation's deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act resulting in a noncash tax expense of $6.3 million.

Net interest income increased $2.9 million in 2017 compared to 2016. The provision for loan losses increased $2.0 million from $3.3 million in 2016 to $5.3 million in 2017. Non-interest expenses decreased $1.6 million and non-interest income decreased $11.0 million. The decrease in non-interest income and the decrease in non-interest expense resulted primarily from the sale of the insurance brokerage.

The provision for income taxes increased $739 thousand from 2016 to 2017 and the effective tax rate increased 734 basis points, or 21.5% in 2017 from 2016. The tax increase is primarily due to the deferred tax adjustment related to the Tax Cuts and Jobs Act of 2017.

COMPARISON AND DISCUSSION OF 2018 BALANCE SHEET TO 2017

The Corporation's total assets increased 0.27% or $8.1 million at December 31, 2018, from a year earlier. Available-for-sale securities decreased $30.0 million at December 31, 2018, from the previous year. Loans, net increased by $46.7 million to $1.93 billion. Deposits decreased $21.9 million while borrowings increased by $12.0 million. Total shareholders' equity increased $29.1 million to $442.7 million at December 31, 2018. In 2018 dividends paid by the Corporation totaled $1.02. There were also 23,250 shares from the treasury with a value of $1.09 million that were contributed to the ESOP plan in 2018 compared to 22,714 shares with a value of $1.06 million in 2017.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2018 the portfolio's balance decreased by 3.7%. The average life of the portfolio decreased from 4.8 years in 2017 to 4.7 years in 2018. The portfolio structure will continue to provide cash flows to be reinvested during 2019.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2018
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$56	4.61%	$4,186	5.33%	$52,699	5.83%	$147,166	3.95%	$204,107
Collateralized mortgage obligations (1)	3	7.59%	278	4.30%	9,326	2.88%	334,009	2.62%	343,616
States and political subdivisions	6,509	3.24%	33,582	3.28%	70,314	3.41%	123,530	3.14%	233,935
Collateralized debt obligations	—	—%	—	—%	—	—%	3,258	—%	3,258
TOTAL	$6,568	3.25%	$38,046	3.51%	$132,339	4.34%	$607,963	3.03%	$784,916
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2017
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$439	4.78%	$4,277	4.89%	$55,887	5.72%	$168,432	4.52%	$229,035
Collateralized mortgage obligations (1)	130	4.22%	440	6.32%	5,175	3.57%	333,924	2.47%	339,669
States and political subdivisions	4,701	3.93%	31,338	3.38%	85,726	3.51%	109,857	3.12%	231,622
Collateralized debt obligations	—	—%	—	—%	—	—%	14,605	—%	14,605
TOTAL	5,270	4.01%	36,055	3.60%	146,788	4.35%	626,818	3.08%	814,931
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2018 are set forth in the following analyses.

(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Loan Category
Commercial	$1,166,352	$1,139,490	$1,106,182	$1,043,980	$1,044,522
Residential	443,670	436,143	423,911	444,447	469,172
Consumer	341,041	327,976	305,881	272,896	266,656
TOTAL	$1,951,063	$1,903,609	$1,835,974	$1,761,323	$1,780,350

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$427,527	$592,124	$146,701	$1,166,352
TOTAL
Residential				443,670
Consumer				341,041
TOTAL				$1,951,063
Loans maturing after one year with:
Fixed interest rates		$170,269	$136,183
Variable interest rates		421,855	10,518
TOTAL		$592,124	$146,701

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Amount of loans outstanding at December 31,	$1,951,063	$1,903,609	$1,835,974	$1,761,323	$1,780,350
Average amount of loans by year	$1,922,588	$1,855,092	$1,792,609	$1,761,888	$1,795,235
Allowance for loan losses at beginning of year	$19,909	$18,773	$19,946	$18,839	$20,068
Loans charged off:
Commercial	1,122	1,572	2,659	2,852	3,522
Residential	841	761	1,011	866	1,143
Consumer	6,868	6,429	5,279	4,810	4,785
Total loans charged off	8,831	8,762	8,949	8,528	9,450
Recoveries of loans previously charged off:
Commercial	606	1,377	1,663	2,429	934
Residential	639	842	676	452	798
Consumer	2,345	2,384	2,137	2,054	2,104
Total recoveries	3,590	4,603	4,476	4,935	3,836
Net loans charged off	5,241	4,159	4,473	3,593	5,614
Provision charged to expense *	5,768	5,295	3,300	4,700	4,385
Balance at end of year	$20,436	$19,909	$18,773	$19,946	$18,839
Ratio of net charge-offs during period to average loans outstanding	0.27%	0.22%	0.25%	0.20%	0.31%
 * In 2014 the provision charged to expense was increased by $687 thousand for the decrease to the FDIC indemnification asset.

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

Included in the $2.0 billion of loans outstanding at December 31, 2018 are $3.2 million of covered loans, those loans acquired with the purchase of the First National Bank of Danville from the FDIC that are covered by the loss sharing agreement.

Also included are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a contractual balance due of $1.2 million and a carrying value of $1.3 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans increased to 1.05% at year end 2018 compared to 1.04% at year end 2017. The Corporation’s unallocated allowance position of $1.8 million at December 31, 2018 increased from $1.5 million at December 31, 2017 and $1.7 million December 31, 2016. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors that influence management's expectations of loss in the portfolio and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $16.6 million at December 31, 2018 decreased from $21.7 million at December 31, 2017 due in large part to the resolution of certain commercial credits in 2018. Management believes the allowance for loan losses balance at year end 2018, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Commercial	$9,848	$10,281	$9,731	$11,482	$10,915
Residential	1,313	1,455	1,553	1,834	1,374
Consumer	7,481	6,709	5,767	4,945	4,370
Unallocated	1,794	1,464	1,722	1,685	2,180
TOTAL ALLOWANCE FOR LOAN LOSSES	$20,436	$19,909	$18,773	$19,946	$18,839

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans declined in 2018 and 2017 due to the reduced number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms as well as in 2015 there was one large commercial credit paid off. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2018	2017	2016	2015	2014
Non-accrual loans	$10,974	$13,245	$13,492	$14,634	$15,034
Accruing restructured loans	3,702	3,280	3,729	4,851	4,616
Non-accrual restructured loans	1,104	3,754	4,836	5,009	10,142
Accruing loans past due over 90 days	798	1,403	610	964	780
	$16,578	$21,682	$22,667	$25,458	$30,572

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 123% at December 31, 2018, compared to 92% in 2017. There were no covered loans included in restructured loans in 2018 and 2017. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2018 and 2017:

(Dollar amounts in thousands)	2018		2017
Non-accrual loans:
Commercial loans	$6,851	62%	$7,935	60%
Residential loans	3,618	33%	4,445	34%
Consumer loans	505	5%	865	6%
	$10,974	100%	$13,245	100%
Past due 90 days or more:
Commercial loans	$—	—%	$57	4%
Residential loans	630	79%	1,088	78%
Consumer loans	168	21%	258	18%
	$798	100%	$1,403	100%

	Covered Loans (also included above)
(Dollar amounts in thousands)	2018		2017
Non-accrual loans:
Commercial loans	$—	—%	$2	3%
Residential loans	91	100%	60	97%
Consumer loans	—	—%	—	—%
	$91	100%	$62	100%
Past due 90 days or more:
Commercial loans	$—	—%	$—	—%
Residential loans	19	100%	88	100%
Consumer loans	—	—%	—	—%
	$19	100%	$88	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2018, 2017 and 2016.

	2018		2017		2016
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$425,639		$438,234		$550,977
Interest-bearing demand deposits	805,689	0.50%	719,728	0.30%	592,832	0.18%
Savings deposits	901,157	0.27%	927,894	0.19%	889,214	0.11%
Time deposits: $100,000 or more	92,657	1.06%	100,432	0.69%	108,739	0.58%
Other time deposits	225,082	0.70%	255,849	0.59%	284,441	0.54%
TOTAL	$2,450,224		$2,442,137		$2,426,203

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2018, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$9,403
Over 3 through 6 months	13,062
Over 6 through 12 months	30,377
Over 12 months	42,043
TOTAL	$94,885

OTHER BORROWINGS

Advances from the Federal Home Loan Bank remained the same at zero in 2018 compared to zero in 2017. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-

sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2018.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2018 and 2017 was 26.9% and 105.3%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2018. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.06% over the next 12 months and increase 5.30% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.94% over the next 12 months and decrease 6.63% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-7.81%	-14.08%	-19.19%
Down 100	-2.94%	-6.63%	-9.53%
Up 100	2.06%	5.30%	8.52%
Up 200	1.31%	7.48%	13.86%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $6.6 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $92.0 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $23.9 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$2,136,101	$—	$—	$—	$2,136,101
Consumer certificates of deposit		172,270	85,269	43,044	43	300,626
Short-term borrowings	11	69,656	—	—	—	69,656
Other borrowings	12	—	—	—	—	—

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 16 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2018. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$424,458	$190,709	$233,749
Commercial letters of credit	4,673	2,444	2,229

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2018 and has issued a report dated March 6, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation
Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Corporation") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Crowe LLP

We have served as the Corporation's auditor since 1999.

Indianapolis, Indiana
March 6, 2019

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$74,388	$74,107
Securities available-for-sale	784,916	814,931
Loans, net of allowance of $20,436 in 2018 and $19,909 in 2017	1,933,552	1,886,852
Restricted stock	10,390	10,379
Accrued interest receivable	13,970	12,913
Premises and equipment, net	46,554	48,272
Bank-owned life insurance	86,186	85,016
Goodwill	34,355	34,355
Other intangible assets	1,197	1,630
Other real estate owned	603	1,880
Other assets	22,607	30,333
TOTAL ASSETS	$3,008,718	$3,000,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$431,923	$425,001
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	42,284	43,178
Other interest-bearing deposits	1,962,520	1,990,474
	2,436,727	2,458,653
Short-term borrowings	69,656	57,686
Other liabilities	59,634	70,760
TOTAL LIABILITIES	2,566,017	2,587,099
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,612,540 in 2018 and 14,595,320 in 2017
Outstanding shares-12,278,295 in 2018 and 12,246,464 in 2017	1,824	1,822
Additional paid-in capital	76,774	75,624
Retained earnings	456,716	420,275
Accumulated other comprehensive income (loss)	(23,454)	(14,704)
Less: Treasury shares at cost-2,334,245 in 2018 and 2,348,856 in 2017	(69,159)	(69,448)
TOTAL SHAREHOLDERS’ EQUITY	442,701	413,569
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,008,718	$3,000,668

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$100,541	$91,100	$86,128
Securities:
Taxable	16,942	14,325	14,506
Tax-exempt	7,455	7,391	7,269
Other	1,286	1,379	1,477
TOTAL INTEREST AND DIVIDEND INCOME	126,224	114,195	109,380
INTEREST EXPENSE:
Deposits	9,032	6,011	4,159
Short-term borrowings	501	245	134
Other borrowings	112	82	114
TOTAL INTEREST EXPENSE	9,645	6,338	4,407
NET INTEREST INCOME	116,579	107,857	104,973
Provision for loan losses	5,768	5,295	3,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	110,811	102,562	101,673
NON-INTEREST INCOME:
Trust and financial services	5,286	5,001	5,208
Service charges and fees on deposit accounts	11,733	11,895	10,530
Other service charges and fees	13,012	12,499	12,307
Securities gain (loss), net	2	59	34
Insurance commissions	144	74	2,346
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	—	12,822
Gain on sale of mortgage loans	1,829	1,688	1,842
Other	6,200	4,722	1,842
TOTAL NON-INTEREST INCOME	38,206	35,938	46,931
NON-INTEREST EXPENSES:
Salaries and employee benefits	50,658	50,116	50,091
Occupancy expense	7,030	6,897	6,865
Equipment expense	6,827	7,186	7,300
Federal Deposit Insurance	929	915	1,300
Other	25,845	23,633	24,752
TOTAL NON-INTEREST EXPENSE	91,289	88,747	90,308
INCOME BEFORE INCOME TAXES	57,728	49,753	58,296
Provision for income taxes	11,145	20,622	19,883
NET INCOME	46,583	29,131	38,413
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(8,861)	3,335	(10,130)
Change in funded status of post-retirement benefits, net of taxes	2,477	(3,875)	5,367
COMPREHENSIVE INCOME	$40,199	$28,591	$33,650
EARNINGS PER SHARE:
BASIC AND DILUTED	$3.80	$2.38	$3.12
Weighted average number of shares outstanding (in thousands)	12,256	12,225	12,317
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2016	$1,817	$73,396	$395,633	$(9,401)	$(51,129)	$410,316
Net income	—	—	38,413	—	—	38,413
Other comprehensive income (loss)	—	—	—	(4,763)	—	(4,763)
Omnibus Equity Incentive Plan, net	3	681	—	—	—	684
Treasury stock purchases (575,224 shares)	—	—	—	—	(19,396)	(19,396)
Contribution of 30,975 shares to ESOP	—	448	—	—	913	1,361
Cash Dividends, $1.00 per share	—	—	(12,220)	—	—	(12,220)
Balance, December 31, 2016	1,820	74,525	421,826	(14,164)	(69,612)	414,395
Net income	—	—	29,131	—	—	29,131
Other comprehensive income (loss)	—	—	—	(540)	—	(540)
Omnibus Equity Incentive Plan, net	2	704	—	—	—	706
Treasury stock purchases (9,524 shares)	—	—	—	—	(503)	(503)
Contribution of 22,714 shares to ESOP	—	395	—	—	667	1,062
Cash Dividends, $2.51 per share	—	—	(30,682)	—	—	(30,682)
Balance, December 31, 2017	1,822	75,624	420,275	(14,704)	(69,448)	413,569
Net income	—	—	46,583	—	—	46,583
Other comprehensive income (loss)	—	—	—	(6,384)	—	(6,384)
Omnibus Equity Incentive Plan, net	2	743	—	—	—	745
Treasury stock purchases (8,639 shares)	—	—	—	—	(391)	(391)
Contribution of 23,250 shares to ESOP	—	407	—	—	680	1,087
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash Dividends, $1.02 per share	—	—	(12,508)	—	—	(12,508)
Balance, December 31, 2018	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,583	$29,131	$38,413
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	3,622	3,786	3,695
Provision for loan losses	5,768	5,295	3,300
Securities (gains) losses	(2)	(59)	(34)
Depreciation and amortization	4,164	4,426	4,968
Provision for deferred income taxes	(2,428)	(4,241)	(1,512)
Net change in accrued interest receivable	(1,057)	(602)	(578)
Contribution of shares to ESOP	1,087	1,062	1,361
Gain on sale of certain assets and liabilities of insurance brokerage operation	—	—	(12,822)
Stock compensation expense	745	706	684
Gain on sale of mortgage loans	(1,829)	(1,688)	(1,842)
Loss (gain) on sales of other real estate	86	108	93
Origination of loans held for sale	(57,418)	(62,712)	(68,945)
Proceeds from loans held for sale	62,098	66,265	71,010
Other, net	(3,971)	8,658	3,401
NET CASH FROM OPERATING ACTIVITIES	57,448	50,135	41,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	—	9,743	—
Calls, maturities and principal reductions on securities available-for-sale	143,157	141,819	168,506
Purchases of securities available-for-sale	(124,333)	(111,138)	(150,893)
Loans made to customers, net of payments	(52,905)	(72,463)	(80,434)
Net change in federal funds sold	—	6,952	2,863
Redemption of restricted stock	—	—	500
Purchase of restricted stock	(11)	(20)	(21)
Proceeds from sale of certain assets and liabilities of insurance brokerage operation	—	—	16,895
Sale of other real estate	1,781	1,419	1,583
Additions to premises and equipment	(2,013)	(2,979)	(3,049)
NET CASH FROM INVESTING ACTIVITIES	(34,324)	(26,667)	(44,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(21,926)	30,121	(13,906)
Net change in short-term borrowings	11,970	(23,303)	47,158
Dividends paid	(12,496)	(30,556)	(12,359)
Purchases of treasury stock	(391)	(503)	(19,396)
Proceeds from other borrowings	115,600	170,000	54,350
Repayments on other borrowings	(115,600)	(170,132)	(66,672)
NET CASH FROM FINANCING ACTIVITIES	(22,843)	(24,373)	(10,825)

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	281	(905)	(13,683)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	74,107	75,012	88,695
CASH AND DUE FROM BANKS, END OF YEAR	$74,388	$74,107	$75,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$9,408	$6,337	$4,432
Income Taxes	$7,185	$11,158	$18,739

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2018, $778.3 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $0.6 million, $0.9 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016 respectively.

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

FDIC Indemnification Asset: The FDIC indemnification asset results from the loss share agreements in the 2009 FDIC-assisted transaction. The asset is measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Corporation choose to dispose of them. It represents the acquisition date fair value of expected reimbursements from the FDIC which was determined to be $12.1 million. Pursuant to the terms of the loss sharing agreement, covered loans and other real estate are subject to a stated loss threshold whereby the FDIC will reimburse the Corporation for up to 95% of losses incurred. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows are discounted to reflect a metric of uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. This asset decreases when losses are realized and claims are paid by the FDIC or when customers repay their loans in full and expected losses do not occur. This asset also increases when estimated future losses increase. When estimated future losses increase, the Corporation records a provision for loan losses and increases its allowance for loan losses accordingly. The related increase or decrease in the FDIC indemnification asset is recorded as an (increase) or offset to the provision for loan losses. There were not any changes to the provision for loan losses related to the FDIC indemnification asset in 2018, 2017, and 2016. At December 31, 2018, 2017, and 2016, the balance of the indemnification asset was not material and is included in other assets.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $98 thousand, $95 thousand and $114 thousand, resulting in a deferred compensation liability of $1.9 million at December 31, 2018 and $2.0 million at December 31, 2017. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2018, 2017 and 2016. There is a liability of $8.5 million and $11.4 million as of year-end 2018 and 2017. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2018, 2017 and 2016 was $1.7 million, $1.6 million and $1.5 million, respectively, and resulted in a liability of $899 thousand at December 31, 2018 and $836 thousand at December 31, 2017.

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

Accounting Pronouncements Adopted:

On January 1, 2018, the Corporation adopted ASU No. 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606", which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASC 606. The Corporation's services that fall within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, asset management fees, interchange income, and the sale of OREO. Refer to Note 8 Revenue from Contracts with Customers for further discussion on the Corporation's accounting policies for revenue sources within the scope of ASC 606. The Corporation adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation adopted ASU 2016-1 on January 1, 2018 and did not have a significant impact on the Corporation’s financial statements. However, the fair value disclosures for our loan portfolio considers the exit price.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Corporation has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018 and did not have a significant impact on the Corporation’s accounting and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Corporation adopted ASU 2017-09 on January 1, 2018 and did not have a significant impact on the Corporation’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Corporation’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Corporation early adopted the standard in the first quarter of 2018 and reclassified $2.4 million from accumulated other comprehensive income to retained earnings.

Recently Issued Not Yet Effective Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, "Leases." The guidance, requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for the Corporation on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Corporation elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Corporation also expects to elect certain optional practical expedients. The operating leases relate primarily to office space and bank branches. Based on the lease portfolio as of December 31, 2018, the Corporation anticipates recognizing a lease liability on the balance sheet of approximately $7 million with an offsetting right-of-use asset net of lease incentives, with an immaterial impact on the income statement compared to the current lease accounting model.

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2018 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$25,364	$—	$25,364
Mortgage-backed securities, residential	—	178,743	—	178,743
Collateralized mortgage obligations	—	343,616	—	343,616
State and municipal obligations	—	230,800	3,135	233,935
Collateralized debt obligations	—	—	3,258	3,258
TOTAL	$—	$778,523	$6,393	$784,916
Derivative Assets		$218
Derivative Liabilities		(218)

	December 31, 2017 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$13,695	$—	$13,695
Mortgage-backed securities, residential	—	215,338	—	215,338
Mortgage-backed securities, commercial	—	1	—	1
Collateralized mortgage obligations	—	339,670	—	339,670
State and municipal obligations	—	227,942	3,680	231,622
Collateralized debt obligations	—	—	14,605	14,605
TOTAL	$—	$796,646	$18,285	$814,931
Derivative Assets		$298
Derivative Liabilities		(298)

There were no transfers between Level 1 and Level 2 during 2018 and 2017.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2018 and 2017.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2018
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,840)	(2,840)
Purchases	—	—	—
Settlements	(545)	(8,507)	(9,052)
Ending balance, December 31	$3,135	$3,258	$6,393

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2017
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$4,210	$12,368	$16,578
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	2,773	2,773
Transfers	—	—	—
Settlements	(530)	(536)	(1,066)
Ending balance, December 31	$3,680	$14,605	$18,285

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2018, 2017 or 2016.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.6 million, after a valuation allowance of $0.7 million at December 31, 2018 and at a fair value of $3.9 million, net of a valuation allowance of $0.6 million at December 31, 2017. The impact to the provision for loan losses for the twelve months ended December 31, 2018 and December 31, 2017 was a $112 thousand increase and a $294 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2018 with a value of $603 thousand was reduced $598 thousand for fair value adjustment. At December 31, 2018 other real estate owned was comprised of $171 thousand from commercial loans and $432 thousand from residential loans. Other real estate owned at December 31, 2017 with a value of $1.9 million was reduced $951 thousand for fair value adjustment. At December 31, 2017 other real estate owned was comprised of $1.7 million from commercial loans and $212 thousand from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2018 and 2017.

2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate	2.64%-4.80%
			Probability of default	—%
Other real estate	$603	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,639	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2017	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,680	Discounted cash flow	Discount rate	2.30%-5.45%
			Probability of default	—%
Other real estate	$1,880	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$3,882	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2018 and 2017.

December 31, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,819	$593	$1,226
Farmland	211	44	167
Non Farm, Non Residential	—	—	—
Agriculture	346	100	246
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,376	$737	$1,639

	December 31, 2017
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$493	$146	$347
Farmland	3,035	268	2,767
Non Farm, Non Residential	—	—	—
Agriculture	537	205	332
All Other Commercial	—	—	—
Residential
First Liens	442	6	436
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$4,507	$625	$3,882

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2018, but do no necessarily represent exit price for years prior.

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

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,388	$23,418	$50,970	$—	$74,388
Securities available-for-sale	784,916	—	778,523	6,393	784,916
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,933,552	—	—	1,889,795	1,889,795
Accrued interest receivable	13,970	—	3,005	10,965	13,970
Deposits	(2,436,727)	—	(2,426,128)	—	(2,426,128)
Short-term borrowings	(69,656)	—	(69,656)	—	(69,656)
Accrued interest payable	(609)	—	(609)	—	(609)

	December 31, 2017
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,107	$20,682	$53,425	$—	$74,107
Securities available-for-sale	814,931	—	796,646	18,285	814,931
Restricted stock	10,379	n/a	n/a	n/a	n/a
Loans, net	1,886,852	—	—	1,878,166	1,878,166
Accrued interest receivable	12,913	—	3,596	9,317	12,913
Deposits	(2,458,653)	—	(2,456,900)	—	(2,456,900)
Short-term borrowings	(57,686)	—	(57,686)	—	(57,686)
Accrued interest payable	(372)	—	(372)	—	(372)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $12.8 million and $12.5 million at December 31, 2018 and 2017, respectively.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2018
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$25,617	$218	$(471)	$25,364
Mortgage-backed securities, residential	182,050	723	(4,030)	178,743
Collateralized mortgage obligations	352,823	217	(9,424)	343,616
State and municipal obligations	232,457	2,767	(1,289)	233,935
Collateralized debt obligations	137	3,121	—	3,258
TOTAL	$793,084	$7,046	$(15,214)	$784,916

	December 31, 2017
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$13,989	$24	$(318)	$13,695
Mortgage-backed securities, residential	215,079	2,071	(1,812)	215,338
Mortgage-backed securities, commercial	1	—	—	1
Collateralized mortgage obligations	346,005	370	(6,705)	339,670
State and municipal obligations	227,651	4,671	(700)	231,622
Collateralized debt obligations	8,644	5,961	—	14,605
TOTAL	$811,369	$13,097	$(9,535)	$814,931

As of December 31, 2018, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $393.3 million and $423.9 million at December 31, 2018 and 2017, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2018, 2017 and 2016, respectively.

(Dollar amounts in thousands)	2018	2017	2016
Proceeds	$2,418	$15,348	$8,160
Gross gains	5	185	39
Gross losses	(3)	(126)	(5)

Gains of $5 thousand and losses of $3 thousand in 2018 and gains of $185 thousand and losses of $126 thousand in 2017 and gains of $39 thousand and losses of $5 thousand in 2016 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2018 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,490	$6,509
Due after one but within five years	33,133	33,582
Due after five but within ten years	69,397	70,314
Due after ten years	149,191	152,152
	258,211	262,557
Mortgage-backed securities and collateralized mortgage obligations	534,873	522,359
TOTAL	$793,084	$784,916

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2018 and 2017.

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$3,052	$(4)	11,356	(467)	$14,408	$(471)
Mortgage-backed securities, residential	39,997	(553)	111,423	(3,477)	151,420	(4,030)
Collateralized mortgage obligations	52,838	(455)	241,373	(8,969)	294,211	(9,424)
State and municipal obligations	34,229	(276)	41,742	(1,013)	75,971	(1,289)
Total temporarily impaired securities	$130,116	$(1,288)	$405,894	$(13,926)	$536,010	$(15,214)

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$9,321	$(86)	$3,538	$(232)	$12,859	$(318)
Mortgage-backed securities, residential	79,918	(425)	53,815	(1,387)	133,733	(1,812)
Collateralized mortgage obligations	150,182	(1,418)	146,750	(5,287)	296,932	(6,705)
State and municipal obligations	27,347	(183)	18,660	(517)	46,007	(700)
Total temporarily impaired securities	$266,768	$(2,112)	$222,763	$(7,423)	$489,531	$(9,535)

The Corporation held 335 investment securities with an amortized cost greater than fair value as of December 31, 2018. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $15.2 million as of December 31, 2018 and $9.5 million as of December 31, 2017. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO's was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2018 which has been reduced to $3.3 million by $612 thousand of interest payments received, $3.0 million of cumulative OTTI charges recorded through earnings to date and increased by $3.1 million recorded in other comprehensive income. The temporary impairment recorded in other comprehensive income is due to factors other than credit loss, mainly current market illiquidity. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year management determined there was no OTTI. There was no OTTI recorded in 2017 or 2016.

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO was paid in full in 2015. In the first quarter of 2017 a CDO with no remaining book value was called with the bank receiving $3.1 million, which is included in other non-interest income on the consolidated statements of income and comprehensive income. In the second quarter of 2018 one of the obligations was called, resulting in the elimination of the OTTI associated with that obligation. A recovery of previously recorded OTTI of $4.2 million was received and recognized in non-interest income for the period. In addition the Corporation received $2.4 million of interest income associated with the call.

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing was 81.46 while Moody’s Investor Service pricing was 21.14, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2018	2017	2016
Beginning balance, January 1,	$7,132	$13,974	$13,995
Amounts related to credit loss for which other-than-
temporary impairment was not previously recognized	—	—	—
Reductions for securities called during the period	(4,158)	(6,842)
Reductions for increase in cash flows expected to be collected
that are recognized over the remaining life of the security	—	—	(21)
Increases to the amount related to the credit loss for which other-
than-temporary impairment was previously recognized	—	—	—
Ending balance, December 31,	$2,974	$7,132	$13,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2018	2017
Commercial	$1,166,352	$1,139,490
Residential	443,670	436,143
Consumer	341,041	327,976
Total gross loans	1,951,063	1,903,609
Deferred costs, net	2,925	3,152
Allowance for loan losses	(20,436)	(19,909)
TOTAL	$1,933,552	$1,886,852

Loans in the above summary include loans totaling $3.2 million and $4.3 million at December 31, 2018 and 2017 that are subject to the FDIC loss share arrangement (“covered loans”) discussed in footnote 6.

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2018 and 2017, loans held for sale included $3.2 million and $4.1 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2018, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $42.7 million at the beginning of the year. During 2018, advances of $45.6 million, repayments of $35.3 million were made with respect to related party loans for an aggregate dollar amount outstanding of $53.0 million at December 31, 2018.

Loans serviced for others, which are not reported as assets, total $473.8 million and $484.4 million at year-end 2018 and 2017. Custodial escrow balances maintained in connection with serviced loans were $3.0 million and $2.8 million at year-end 2018 and 2017.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2018	2017	2016
Servicing rights:
Beginning of year	$1,434	$1,549	$1,746
Additions	513	477	480
Amortized to expense	(516)	(592)	(677)
End of year	$1,431	$1,434	$1,549

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.3 million and $2.3 million at year end 2018 and 2017. There was no valuation allowance in 2018 or 2017.

Fair value for 2018 was determined using a discount rate of 13%, prepayment speeds ranging from 88% to 189%, depending on the stratification of the specific right. Fair value at year end 2017 was determined using a discount rate of 13%, prepayment speeds ranging from 112% to 250%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

The Bank is party to a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.3 million for losses and carrying expenses. In 2014 the non-single family (NSF) loss period ended eliminating future loss reimbursements only to the extent of recoveries received. There is no estimate for the loans subject to the loss-sharing agreement identified in the allowance for loan loss evaluation as future potential losses at December 31, 2018. Loans covered by the loss share agreement excluding AS 310-30 loans at December 31, 2018 and 2017 totaled $3.2 million and $4.3 million, respectively.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2018 and 2017, are shown in the following tables:

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(366)	—	(366)
ASC 310-30 Loans	$1,530	$—	$1,530

			2017
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$3,451	$1,430	$4,881
Discount accretion	—	—	—
Disposals	(1,555)	(1,430)	(2,985)
ASC 310-30 Loans	$1,896	$—	$1,896

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

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016.

Allowance for Loan Losses:		December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	83	60	5,295	330	5,768
Loans charged -off	(1,122)	(841)	(6,868)	—	(8,831)
Recoveries	606	639	2,345	—	3,590
Ending Balance	$9,848	$1,313	$7,481	$1,794	$20,436

Allowance for Loan Losses:		December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	745	(179)	4,987	(258)	5,295
Loans charged -off	(1,572)	(761)	(6,429)	—	(8,762)
Recoveries	1,377	842	2,384	—	4,603
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

Allowance for Loan Losses:		December 31, 2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$11,482	$1,834	$4,945	$1,685	$19,946
Provision for loan losses	(755)	54	3,964	37	3,300
Loans charged -off	(2,659)	(1,011)	(5,279)	—	(8,949)
Recoveries	1,663	676	2,137	—	4,476
Ending Balance	$9,731	$1,553	$5,767	$1,722	$18,773

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2018 and 2017:

Allowance for Loan Losses:		December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$737	$—	$—	$—	$737
Collectively evaluated for impairment	9,111	1,313	7,481	1,794	19,699
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$9,848	$1,313	$7,481	$1,794	$20,436
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$6,101	$4,415	$—		$10,516
Collectively evaluated for impairment	1,166,227	440,497	342,473		1,949,197
Acquired with deteriorated credit quality	1,495	—	—		1,495
BALANCE AT END OF YEAR	$1,173,823	$444,912	$342,473		$1,961,208

Allowance for Loan Losses:		December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$619	$6	$—	$—	$625
Collectively evaluated for impairment	9,662	1,449	6,709	1,464	19,284
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$10,281	$1,455	$6,709	$1,464	$19,909
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$9,619	$463	$—		$10,082
Collectively evaluated for impairment	1,134,701	436,944	329,435		1,901,080
Acquired with deteriorated credit quality	1,860	—	—		1,860
BALANCE AT END OF YEAR	$1,146,180	$437,407	$329,435		$1,913,022

The following tables present loans individually evaluated for impairment by class of loan.

December 31, 2018			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$589	$589	$—	$698	$—	$—
Farmland	2,022	2,022	—	1,579	—	—
Non Farm, Non Residential	—	—	—	1,443	—	—
Agriculture	—	—	—	49	—	—
All Other Commercial	1,114	1,114	—	1,172	—	—
Residential
First Liens	4,415	4,415	—	3,371	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	23	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,819	1,819	593	688	—	—
Farmland	211	211	44	1,691	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	346	346	100	316	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	88	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,516	$10,516	$737	$11,118	$—	$—

December 31, 2017			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$802	$802	$—	$971	$—	$—
Farmland	930	930	—	1,265	—	—
Non Farm, Non Residential	2,461	2,461	—	2,781	—	—
Agriculture	123	123	—	239	—	—
All Other Commercial	1,238	1,238	—	1,308	—	—
Residential
First Liens	21	21	—	23	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	493	493	146	514	—	—
Farmland	3,035	3,035	268	669	—	—
Non Farm, Non Residential	—	—	—	131		—
Agriculture	738	537	205	279	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	442	442	6	483	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,283	$10,082	$625	$8,663	$—	$—

December 31, 2016			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$981	$—	$—
Farmland	770	—	—
Non Farm, Non Residential	3,096	—	—
Agriculture	351	—	—
All Other Commercial	1,477	—	—
Residential
First Liens	27	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	819	—	—
Farmland	—	—	—
Non Farm, Non Residential	1,016		—
Agriculture	114	—	—
All Other Commercial	45	—	—
Residential
First Liens	647	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$9,343	$—	$—

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2018
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$1	$144	$2,902
Farmland	—	—	—	2,391
Non Farm, Non Residential	—	—	—	81
Agriculture	—	—	—	355
All Other Commercial	—	—	—	1,122
Residential
First Liens	581	3,327	531	3,393
Home Equity	41	—	—	75
Junior Liens	53	55	—	86
Multifamily	—	—	—	—
All Other Residential	—	—	—	64
Consumer
Motor Vehicle	177	1	—	125
All Other Consumer	—	268	349	380
TOTAL	$852	$3,652	$1,024	$10,974

	December 31, 2017
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$41	$2	$212	$1,679
Farmland	19	—	—	4,141
Non Farm, Non Residential	—	56	2,440	172
Agriculture	—	—	—	707
All Other Commercial	—	—	—	1,236
Residential
First Liens	1,011	3,105	575	3,972
Home Equity	8	—	—	249
Junior Liens	137	—	—	134
Multifamily	—	—	—	—
All Other Residential	—	—	—	90
Consumer
Motor Vehicle	268	9	—	242
All Other Consumer	—	177	527	623
TOTAL	$1,484	$3,349	$3,754	$13,245

Covered loans included in loans past due over 90 days still on accrual are $19 thousand at December 31, 2018 and $88 thousand at December 31, 2017. Covered loans included in non-accrual loans are $91 thousand at December 31, 2018 and $62 thousand at

December 31, 2017. No covered loans are deemed impaired at December 31, 2018 and 2017. Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

During the years ending December 31, 2018, 2017, and 2016 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	984	295	1,279
Charged Off	—	(16)	(137)	(153)
Payments	(2,564)	(536)	(254)	(3,354)
December 31,	$145	$4,043	$618	$4,806

				2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	227	386	613
Charged Off	—	(289)	(141)	(430)
Payments	(677)	(774)	(263)	(1,714)
December 31,	$2,709	$3,611	$714	$7,034

				2016
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,584	$5,593	$683	$9,860
Added	—	123	369	492
Charged Off	—	(321)	(70)	(391)
Payments	(198)	(948)	(250)	(1,396)
December 31,	$3,386	$4,447	$732	$8,565

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2018, 2017 or 2016 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2018, 2017 and 2016 the Corporation modified 53, 43, and 42 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2018, 2017, or 2016.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2018, 2017, and 2016. The Corporation has not committed to lend additional amounts as of December 31, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2018	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,017	$420	$345	$1,782	$518,239	$520,021
Farmland	515	8	2,136	2,659	104,981	107,640
Non Farm, Non Residential	—	—	57	57	188,706	188,763
Agriculture	41	—	347	388	148,345	148,733
All Other Commercial	30	3	—	33	208,633	208,666
Residential
First Liens	3,365	429	1,473	5,267	231,684	236,951
Home Equity	155	8	110	273	39,378	39,651
Junior Liens	132	225	63	420	49,111	49,531
Multifamily	—	—	—	—	109,609	109,609
All Other Residential	—	9	15	24	9,146	9,170
Consumer
Motor Vehicle	4,766	609	177	5,552	309,238	314,790
All Other Consumer	208	7	12	227	27,456	27,683
TOTAL	$10,229	$1,718	$4,735	$16,682	$1,944,526	$1,961,208

			Greater
December 31, 2017	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$372	$80	$640	$1,092	$474,709	$475,801
Farmland	341	—	3,671	4,012	104,457	108,469
Non Farm, Non Residential	141	—	—	141	200,804	200,945
Agriculture	141	—	561	702	152,388	153,090
All Other Commercial	—	—	—	—	207,875	207,875
Residential
First Liens	5,467	1,317	1,434	8,218	247,029	255,247
Home Equity	310	46	8	364	35,752	36,116
Junior Liens	274	106	194	574	41,688	42,262
Multifamily	—	—	—	—	90,141	90,141
All Other Residential	300	—	12	312	13,329	13,641
Consumer
Motor Vehicle	4,770	697	294	5,761	298,211	303,972
All Other Consumer	107	22	—	129	25,334	25,463
TOTAL	$12,223	$2,268	$6,814	$21,305	$1,891,717	$1,913,022

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2018		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$472,008	$20,600	$18,374	$—	$7,428	$518,410
Farmland	90,367	7,587	7,783	—	19	105,756
Non Farm, Non Residential	170,757	5,442	10,439	—	1,695	188,333
Agriculture	118,952	10,010	16,637	—	457	146,056
All Other Commercial	198,302	43	6,777	—	2,675	207,797
Residential
First Liens	43,915	1,043	3,504	—	187,685	236,147
Home Equity	963	—	148	—	38,471	39,582
Junior Liens	1,983	74	224	76	47,060	49,417
Multifamily	109,361	—	—	—	17	109,378
All Other Residential	—	—	15	—	9,131	9,146
Consumer
Motor Vehicle	—	—	627	—	312,863	313,490
All Other Consumer	—	—	34	—	27,517	27,551
TOTAL	$1,206,608	$44,799	$64,562	$76	$635,018	$1,951,063

In February 2019, based on the receipt and analysis of current financial statements from a borrower, loans totaling $9 million were downgraded from special mention to substandard. The impact to the allowance for loan losses related to this downgrade was not material.

December 31, 2017		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$430,015	$19,889	$18,611	$38	$5,947	$474,500
Farmland	88,338	10,782	7,466	—	10	106,596
Non Farm, Non Residential	179,181	7,689	13,632	—	—	200,502
Agriculture	111,724	17,482	21,388	—	342	150,936
All Other Commercial	194,170	2,723	7,459	—	2,604	206,956
Residential
First Liens	45,320	750	3,980	5	204,329	254,384
Home Equity	319	—	64	—	35,653	36,036
Junior Liens	1,882	76	342	100	39,755	42,155
Multifamily	89,936	—	—	—	36	89,972
All Other Residential	—	—	67	—	13,529	13,596
Consumer
Motor Vehicle	—	—	731	—	301,900	302,631
All Other Consumer	—	—	44	—	25,301	25,345
TOTAL	$1,140,885	$59,391	$73,784	$143	$629,406	$1,903,609

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2018	2017
Land	$11,975	$12,118
Building and leasehold improvements	56,061	55,854
Furniture and equipment	44,772	46,399
	112,808	114,371
Less accumulated depreciation	(66,254)	(66,099)
TOTAL	$46,554	$48,272

Aggregate depreciation expense was $3.73 million, $3.95 million and $4.34 million for 2018, 2017 and 2016, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.0 million, $1.0 million, and $0.9 million for 2018, 2017, and 2016. Rent commitments, before considering renewal options that generally are present, were as follows:

2019	$839
2020	671
2021	572
2022	446
2023	398
Thereafter	944
$3,870

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2018 and 2017. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2018 and 2017 are as follows:

	2018		2017
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$10,836	$9,639	$10,836	$9,206
	$10,836	$9,639	$10,836	$9,206

 Aggregate amortization expense was $433 thousand, $479 thousand and $627 thousand for 2018, 2017 and 2016, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2019	$350
2020	252
2021	232
2022	224
2023	139

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2019	$172,270
2020	55,804
2021	29,465
2022	29,084
2023	13,960

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2018 and 2017 is presented below:

(Dollar amounts in thousands)	2018	2017
Federal funds purchased	$43,250	$30,165
Repurchase-agreements	26,406	27,521
	$69,656	$57,686

(Dollar amounts in thousands)	2018	2017
Average amount outstanding	$41,557	$39,704
Maximum amount outstanding at a month end	69,656	85,714
Average interest rate during year	1.24%	0.62%
Interest rate at year-end	1.86%	0.96%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2018
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,870	$6,307	$8,683	$546	$26,406

	December 31, 2017
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$11,929	$6,282	$8,552	$758	$27,521

12.	OTHER BORROWINGS:

At December 31, 2018 and 2017, other borrowings are summarized as follows: The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are no advances from the FHLB at December 31, 2018, and December 31, 2017, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 1.6% to 2.4% in 2018 and 0.8% to 6.6% in 2017. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $99.4 million at December 31, 2018, and $120.1 million at December 31, 2017, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $197.4 million at year end 2018. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2018	2017 (c)
Non-interest income
Service charges on deposits	$13,263	$13,285
Asset management fees	4,720	4,682
Interchange income	296	225
Net gains on sales of loans (a)	1,829	1,688
Loan servicing fees (a)	1,609	1,467
Net gains on sales of securities (a)	2	59
Other service charges and fees (a)	9,422	9,251
Other (b)	7,065	5,281
Total non-interest income	$38,206	$35,938
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2018 and December 31, 2017, totaling $(30) thousand and $53 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

14.	INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2018	2017	2016
Federal:
Currently payable	$7,018	$8,303	$15,514
Deferred	1,793	3,756	1,326
Expense due to enactment of federal tax reform	—	6,282	—
	8,811	18,341	16,840
State:
Currently payable	1,699	1,818	2,857
Deferred	635	463	186
	2,334	2,281	3,043
TOTAL	$11,145	$20,622	$19,883

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% for 2018 (35% for 2017 and 2016) to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2018	2017	2016
Federal income taxes computed at the statutory rate	$12,122	$17,414	$20,403
Add (deduct) tax effect of:
Tax exempt income	(2,495)	(4,102)	(3,992)
Non-deductible insurance brokerage goodwill	—	—	1,797
ESOP dividend deduction	(103)	(102)	(47)
State tax, net of federal benefit	1,846	1,483	1,978
Affordable housing credits	(148)	(148)	(148)
Expense due to enactment of federal tax reform	—	6,282	—
Other, net	(77)	(205)	(108)
TOTAL	$11,145	$20,622	$19,883

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The primary change for the Corporation was to lower the corporate income tax rate from 35% to 21%, effective January 1, 2018. The Corporation's deferred tax assets and liabilities were re-measured based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the re-measurement of the Corporation's deferred tax balance was $6.3 million, an increase to income tax expense for the year ended December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

(Dollar amounts in thousands)	2018	2017
Deferred tax assets:
Other than temporary impairment	$761	$1,829
Net unrealized losses on retirement plans	5,783	6,609
Net unrealized losses on securities available for sale	2,063	—
Loan loss provisions	5,463	5,195
Deferred compensation	2,883	3,661
Compensated absences	576	563
Post-retirement benefits	1,338	1,359
Deferred loss on acquisition	577	663
Other	2,140	2,123
GROSS DEFERRED ASSETS	21,584	22,002
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	—	(804)
Depreciation	(2,004)	(1,989)
Mortgage servicing rights	(319)	(308)
Pensions	(335)	(201)
Intangibles	(2,852)	(2,446)
Other	(2,614)	(2,408)
GROSS DEFERRED LIABILITIES	(8,124)	(8,156)
NET DEFERRED TAX ASSETS	$13,460	$13,846

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2018	2017	2016
Balance at January 1	$825	$698	$513
Additions based on tax positions related to the current year	174	257	288
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(77)	(130)	(103)
Balance at December 31	$922	$825	$698

Of this total, $922 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2018, 2017 and 2016 was an expense increase of $23 thousand, an increase of $4 thousand, and an increase of $4 thousand, respectively. The amount accrued for interest and penalties at December 31, 2018, 2017 and 2016 was $52 thousand, $40 thousand and $31 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2015.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2018	2017
Home Equity	$57,341	$57,060
Commercial Operating Lines	285,524	246,855
Other Commitments	81,593	83,786
TOTAL	$424,458	$387,701
Commercial letters of credit	$4,673	$5,012

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 4.50% to 7.75% in 2018. In 2017 this range of rates was from 4.00% to 7.25%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $19.0 million and $20.1 million at December 31, 2018 and 2017. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $0.1 million and $0.2 million at December 31, 2018 and 2017.

16.	RETIREMENT PLANS:

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $2.26 million, $2.55 million and $2.70 million in 2018, 2017 and 2016. The Corporation contributed $1.09 million, $1.06 million and $1.36 million to the ESOP in 2018, 2017 and 2016. There were contributions of $735 thousand, $676 thousand and $872 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2018, 2017 and 2016 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2018	2017	2016
Service cost - benefits earned	$1,388	$1,432	$1,882
Interest cost on projected benefit obligation	3,194	3,621	3,729
Expected return on plan assets	(3,962)	(3,940)	(3,429)
Net amortization and deferral	1,448	1,205	1,936
Net periodic pension cost	2,068	2,318	4,118
Net loss (gain) during the period	(1,192)	5,366	(6,150)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of unrecognized gain (loss)	(1,447)	(1,204)	(1,935)
Total recognized in other comprehensive (income) loss	(2,640)	4,161	(8,086)
Total recognized net periodic pension cost and other comprehensive income	$(572)	$6,479	$(3,968)

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$98,096	$93,233
Service cost	1,388	1,432
Interest cost	3,194	3,621
Actuarial (gain) loss	(10,618)	5,305
Benefits paid	(4,264)	(5,495)
Benefit obligation at December 31	87,796	98,096
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	71,449	70,132
Actual return on plan assets	(5,464)	3,879
Employer contributions	2,614	2,933
Benefits paid	(4,264)	(5,495)
Fair value of plan assets at December 31	64,335	71,449
Funded status at December 31 (plan assets less benefit obligation)	$(23,461)	$(26,647)

Amounts recognized in accumulated other comprehensive income at December 31, 2018 and 2017 consist of:

(Dollar amounts in thousands)	2018	2017
Net loss (gain)	$22,982	$25,621
Prior service cost (credit)	2	3
	$22,984	$25,624

The accumulated benefit obligation for the defined benefit pension plan was $83.9 million and $93.3 million at year-end
2018 and 2017.

Principal assumptions used to determine pension benefit obligation at year end:	2018	2017
Discount rate	4.22%	3.60%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2018	2017
Discount rate	3.60%	4.14%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2018 and 2017 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2018	2018	2018	2017	2018	2017
Equity securities	25-75%	95-99%	65%	72%	99%	98%
Debt securities	0-50%	0-0%	31%	25%	—%	—%
Other	0-20%	0-5%	4%	3%	1%	2%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2018 and 2017, by asset category, is as follows:

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$43,931	$43,931	$—	$—
Debt securities	10,652	—	10,652	—
Investment Funds	9,752	9,752	—	—
Total plan assets	$64,335	$53,683	$10,652	$—

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$48,152	$48,152	$—	$—
Debt securities	10,717	—	10,717	—
Investment Funds	12,580	12,580	—	—
Total plan assets	$71,449	$60,732	$10,717	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $18.0 million (28 percent of total plan assets) and $21.4 million (30 percent of total plan assets) at December 31, 2018 and 2017, respectively. In addition the ESOP for non plan participants holds an estimated $3.8 million and $3.8 million of First Financial Corporation stock at December 31, 2018 and December 31, 2017 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $1.8 million to its pension plan and $814 thousand to its ESOP in 2019.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2019	$4,692
2020	4,843
2021	5,034
2022	5,221
2023	5,391
2024-2028	28,701

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $411 thousand in 2018 and $321 thousand in 2017 and $418 thousand in 2016.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2018	2017	2016
Net loss (gain) during the period	$260	$527	$(511)
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(51)	—	(57)
Total recognized in other comprehensive (income) loss	$209	$527	$(568)

The Corporation has $5.0 million and $4.4 million recognized in the balance sheet as a liability at December 31, 2018 and 2017. Amounts in accumulated other comprehensive income consist of $1.1 million net loss at December 31, 2018 and $859 thousand net loss at December 31, 2017. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $75 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2019	$—
2020	199
2021	388
2022	379
2023	368
2024-2028	1,994

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2018 and 2017 are as follows:

	December 31,
(Dollar amounts in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$4,361	$4,276
Service cost	42	53
Interest cost	131	172
Plan participants' contributions	83	75
Actuarial (gain) loss	(872)	83
Benefits paid	(325)	(298)
Benefit obligation at December 31	$3,420	$4,361
Funded status at December 31	$3,420	$4,361

Amounts recognized in accumulated other comprehensive income consist of a net gain of $615 thousand at December 31, 2018 and $257 thousand net loss at December 31, 2017. The post-retirement benefits paid in 2018 and 2017 of $325 thousand and $298 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2018	2017
Discount rate	4.22%	3.60%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2019	2018

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Service cost	$42	$53	$55
Interest cost	131	172	186
Net periodic benefit cost	173	225	241
Net loss (gain) during the period	(872)	83	(144)
Total recognized in other comprehensive income (loss)	(872)	83	(144)
Total recognized net periodic benefit cost and other comprehensive income	$(699)	$308	$97

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$1	$1
Effect on post-retirement benefit obligation	16	15

Contributions — The Corporation expects to contribute $233 thousand to its other post-retirement benefit plan in 2019.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2019	$233
2020	233
2021	228
2022	228
2023	230
2024-2028	1,119

17.	STOCK BASED COMPENSATION:

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

During the first quarter of 2018 and 2017, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 166,289 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 533,711 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $745 thousand, $706 thousand, and $684 thousand in 2018, 2017 and 2016, respectively.

		2018		2017
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	18,019	41.14	20,524	32.83
Granted during the year	17,220	45.55	16,562	46.70
Vested during the year	(18,240)	40.85	(19,067)	37.03
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	16,999	45.92	18,019	41.14

As of December 31, 2018 and 2017, there was $674 thousand and $741 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2018 and 2017 was $732 thousand and $865 thousand, respectively.

18.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2018 and 2017.

	Unrealized
	gains and	2018
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income before reclassification	(8,859)	1,392	(7,467)
Amounts reclassified from accumulated other comprehensive income	(2)	1,085	1,083
Net current period other comprehensive income (loss)	(8,861)	2,477	(6,384)
ASU 2018-02 adjustment	$498	$(2,864)	$(2,366)
Ending balance, December 31	$(6,105)	$(17,349)	$(23,454)

	Unrealized
	gains and	2017
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(1,077)	$(13,087)	$(14,164)
Change in other comprehensive income before reclassification	3,371	(4,609)	(1,238)
Amounts reclassified from accumulated other comprehensive income	(36)	734	698
Net current period other comprehensive income (loss)	3,335	(3,875)	(540)
Ending balance, December 31	$2,258	$(16,962)	$(14,704)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	12/31/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(7,075)	$(8,446)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,288)	2,341
Total unrealized gain (loss) on securities available-for-sale	$2,258	$(8,363)	$(6,105)
Unrealized loss on retirement plans	(16,962)	(387)	(17,349)
TOTAL	$(14,704)	$(8,750)	$(23,454)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2017	Change	12/31/2017
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(3,018)	$1,647	$(1,371)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,941	1,688	3,629
Total unrealized gain (loss) on securities available-for-sale	$(1,077)	$3,335	$2,258
Unrealized loss on retirement plans	(13,087)	(3,875)	(16,962)
TOTAL	$(14,164)	$(540)	$(14,704)

	Balance at December 31, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(1,447)	(a)
retirement plan items	362	Income tax expense
	$(1,085)	Net of tax
Total reclassifications for the period	$(1,083)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$59	Net securities gains (losses)
on available-for-sale	(23)	Income tax expense
securities	$36	Net of tax

Amortization of	$(1,204)	(a)
retirement plan items	470	Income tax expense
	$(734)	Net of tax
Total reclassifications for the period	$(698)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2016
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$34	Net securities gains (losses)
on available-for-sale	(13)	Income tax expense
securities	$21	Net of tax

Amortization of	$(1,992)	(a)
retirement plan items	776	Income tax expense
	$(1,216)	Net of tax
Total reclassifications for the period	$(1,195)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2018, approximately $59.9 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel lll rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel lll rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 and 2017 is 1.875% and 1.25%, respectively. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2018 and 2017, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2018 and 2017.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2018	$451,036	19.36%	$230,091	9.875%	N/A	N/A
Corporation – 2017	$412,525	17.88%	$213,446	9.250%	N/A	N/A
First Financial Bank – 2018	421,553	18.71%	222,453	9.875%	225,268	10.00%
First Financial Bank – 2017	386,593	17.30%	206,745	9.250%	223,508	10.00%
Common equity tier I capital
Corporation – 2018	$430,600	18.48%	$148,540	6.375%	N/A	N/A
Corporation – 2017	$392,615	17.01%	$132,682	5.750%	N/A	N/A
First Financial Bank – 2018	405,181	17.99%	143,609	6.375%	146,424	6.50%
First Financial Bank – 2017	370,061	16.56%	128,517	5.750%	145,280	6.50%
Tier I risk-based capital
Corporation – 2018	$430,600	18.48%	$183,490	7.875%	N/A	N/A
Corporation – 2017	$392,615	17.01%	$167,295	7.250%	N/A	N/A
First Financial Bank – 2018	405,181	17.99%	177,399	7.875%	180,215	8.00%
First Financial Bank – 2017	370,061	16.56%	162,044	7.250%	178,807	8.00%
Tier I leverage capital
Corporation – 2018	$430,600	14.59%	$118,072	4.00%	N/A	N/A
Corporation – 2017	$392,615	13.31%	$117,956	4.00%	N/A	N/A
First Financial Bank – 2018	405,181	14.19%	114,213	4.00%	142,767	5.00%
First Financial Bank – 2017	370,061	12.81%	115,553	4.00%	144,441	5.00%

20.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2018 and 2017, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2018, are as follows:

CONDENSED BALANCE SHEETS
	December 31,
(Dollar amounts in thousands)	2018	2017
ASSETS
Cash deposits in affiliated banks	$3,342	$3,198
Investments in subsidiaries	442,547	414,839
Land and headquarters building, net	5,000	5,193
Other	900	—
Total Assets	$451,789	$423,230
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	$6,258	$6,234
Other liabilities	2,830	3,427
TOTAL LIABILITIES	9,088	9,661
Shareholders' Equity	442,701	413,569
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$451,789	$423,230

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Dividends from subsidiaries	$13,651	$30,814	$31,781
Other income	720	720	722
Other operating expenses	(2,814)	(2,647)	(2,581)
Income before income taxes and equity in undistributed earnings of subsidiaries	11,557	28,887	29,922
Income tax benefit	934	889	821
Income before equity in undistributed earnings of subsidiaries	12,491	29,776	30,743
Equity in undistributed earnings of subsidiaries	34,092	(645)	7,670
Net income	$46,583	$29,131	$38,413

Comprehensive income	$40,199	$28,591	$33,650

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$46,583	$29,131	$38,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	195	200
Equity in undistributed earnings	(34,092)	645	(7,670)
Contribution of shares to ESOP	1,087	1,062	1,361
Restricted stock compensation	745	706	684
Increase (decrease) in other liabilities	(585)	(247)	(262)
(Increase) decrease in other assets	(900)	—	12
NET CASH FROM OPERATING ACTIVITIES	13,031	31,492	32,738
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(391)	(503)	(19,396)
Dividends paid	(12,496)	(30,556)	(12,359)
NET CASH FROM FINANCING ACTIVITES	(12,887)	(31,059)	(31,755)
NET (DECREASE) INCREASE IN CASH	144	433	983
CASH, BEGINNING OF YEAR	3,198	2,765	1,782
CASH, END OF YEAR	$3,342	$3,198	$2,765
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$7,185	$11,158	$18,739

21.	SELECTED QUARTERLY DATA (UNAUDITED):

	2018
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (a)	Net Income Per Share
March 31	$29,377	$1,904	$27,473	$1,473	$8,953	$0.73
June 30	$32,903	$2,219	$30,684	$1,355	$15,261	$1.25
September 30	$31,375	$2,548	$28,827	$1,470	$11,313	$0.92
December 31	$32,569	$2,974	$29,595	$1,470	$11,056	$0.90
(a) The second quarter of 2018 included the recovery of a security previously written down for other-than temporary impairment, which contributed $2.4 million pre-tax to interest income and $4.5 million pre-tax to other income.

	2017
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (b)	Net Income Per Share
March 31	$27,846	$1,339	$26,507	$1,596	$9,369	$0.77
June 30	$28,128	$1,568	$26,560	$1,040	$8,352	$0.68
September 30	$28,805	$1,697	$27,108	$1,185	$8,794	$0.72
December 31	$29,416	$1,734	$27,682	$1,474	$2,616	$0.21
(b) The fourth quarter of 2017 was reduced due to the additional expense of $6.3 million for the enactment of federal tax reform.

22.	SUBSEQUENT EVENTS:

On January 7, 2019, the Corporation executed a definitive merger agreement with HopFed Bancorp, Inc. ("HopFed"), parent company of Heritage Bank USA Inc., a Kentucky state chartered bank headquartered in Hopkinsville, Kentucky. Subject to the terms and conditions set forth in the merger agreement, HopFed would be merged with and into the Corporation, with the Corporation continuing as the surviving corporation. The merger agreement also provides that following the merger, Heritage Bank USA Inc. would be merged with and into the Bank, with the Bank continuing as the surviving bank. As of September 30, 2018, the pro forma combined Corporation would have approximately $3.9 billion in total assets. The transaction is expected to close during the second quarter 2019, pending regulatory and HopFed shareholder approval. The transaction will be accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2018 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2018 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2018 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	533,711
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	533,711
(1)Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.
(3)The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2018 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2018 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2018 and 2017
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows—Years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2018, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed April 9, 2018.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated April 2, 2018, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 4, 2018.
10.14*	Employment Agreement for Rodger A. McHargue, dated April 2, 2018, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 4, 2018.
10.15*	Employment Agreement for Steven H. Holliday, dated April 2, 2018, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 4, 2018.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated April 2, 2018, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 4, 2018.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2018, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date:	March 6, 2019	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 6, 2019
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 6, 2019
W. Curtis Brighton, Director

/s/ B. Guille Cox, Jr.	March 6, 2019
B. Guille Cox, Jr., Director

/s/ Thomas T. Dinkel	March 6, 2019
Thomas T. Dinkel, Director

/s/ Anton H. George	March 6, 2019
Anton H. George, Director

/s/ Gregory L. Gibson	March 6, 2019
Gregory L. Gibson, Director

/s/ Norman L. Lowery	March 6, 2019
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Ronald K. Rich	March 6, 2019
Ronald K. Rich, Director

/s/ William J. Voges	March 6, 2019
William J. Voges, Director

/s/ William R. Krieble	March 6, 2019
William R. Krieble, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2018, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.