Form 10-Q
period 2019-06-30
FIRST FINANCIAL CORP /IN/
filed 2019-08-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

As of August 5, 2019, the registrant had outstanding 12,290,212 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$60,884	$74,388
Federal funds sold	2,200	—
Securities available-for-sale	791,537	784,916
Loans:
Commercial	1,188,283	1,166,352
Residential	461,616	443,670
Consumer	357,012	341,041
	2,006,911	1,951,063
(Less) plus:
Net deferred loan costs	3,287	2,925
Allowance for loan losses	(20,250)	(20,436)
	1,989,948	1,933,552
Restricted stock	10,412	10,390
Accrued interest receivable	13,877	13,970
Premises and equipment, net	45,662	46,554
Bank-owned life insurance	86,757	86,186
Goodwill	34,355	34,355
Other intangible assets	969	1,197
Other real estate owned	498	603
Other assets	27,113	22,607
TOTAL ASSETS	$3,064,212	$3,008,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$436,472	$431,923
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	57,470	42,284
Other interest-bearing deposits	1,969,076	1,962,520
	2,463,018	2,436,727
Short-term borrowings	60,492	69,656
Other liabilities	62,882	59,634
TOTAL LIABILITIES	2,586,392	2,566,017

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-14,632,323 in 2019 and 14,612,540 in 2018
Outstanding shares-12,290,212 in 2019 and 12,278,295 in 2018	1,826	1,824
Additional paid-in capital	77,173	76,774
Retained earnings	472,577	456,716
Accumulated other comprehensive loss	(4,282)	(23,454)
Less: Treasury shares at cost-2,342,111 in 2019 and 2,334,245 in 2018	(69,474)	(69,159)
TOTAL SHAREHOLDERS’ EQUITY	477,820	442,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,064,212	$3,008,718
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$27,533	$24,778	$54,287	$48,401
Securities:
Taxable	3,516	5,947	7,197	9,540
Tax-exempt	1,873	1,860	3,740	3,700
Other	337	318	651	639
TOTAL INTEREST INCOME	33,259	32,903	65,875	62,280
INTEREST EXPENSE:
Deposits	3,316	2,125	6,133	3,889
Short-term borrowings	158	88	481	187
Other borrowings	33	6	83	47
TOTAL INTEREST EXPENSE	3,507	2,219	6,697	4,123
NET INTEREST INCOME	29,752	30,684	59,178	58,157
Provision for loan losses	230	1,355	1,700	2,828
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	29,522	29,329	57,478	55,329
NON-INTEREST INCOME:
Trust and financial services	1,124	1,340	2,328	2,755
Service charges and fees on deposit accounts	2,735	2,846	5,359	5,731
Other service charges and fees	3,408	3,347	6,522	6,491
Securities gains, net	16	2	12	2
Gain on sales of mortgage loans	496	500	916	840
Other	1,964	768	2,242	1,087
TOTAL NON-INTEREST INCOME	9,743	12,961	17,379	21,064
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,546	12,578	25,301	25,543
Occupancy expense	1,813	1,633	3,628	3,414
Equipment expense	1,751	1,650	3,568	3,343
FDIC Expense	199	223	339	450
Other	7,183	6,599	14,349	13,144
TOTAL NON-INTEREST EXPENSE	23,492	22,683	47,185	45,894
INCOME BEFORE INCOME TAXES	15,773	19,607	27,672	30,499
Provision for income taxes	3,204	4,346	5,421	6,285
NET INCOME	12,569	15,261	22,251	24,214
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	8,341	(4,682)	18,565	(11,883)
Change in funded status of post retirement benefits, net of taxes	304	281	607	(2,302)
COMPREHENSIVE INCOME	$21,214	$10,860	$41,423	$10,029
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.02	$1.25	$1.81	$1.98
Weighted average number of shares outstanding (in thousands)	12,290	12,255	12,286	12,252
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2019, and 2018
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2018	$1,823	$75,810	$431,594	$(24,488)	$(69,839)	$414,900
Net income	—	—	15,261	—	—	15,261
Other comprehensive loss	—	—	—	(4,401)	—	(4,401)
Omnibus Equity Incentive Plan	—	185	—	—	—	185
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, June 30, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695

Balance, April 1, 2019	$1,825	$76,974	$466,398	$(12,927)	$(69,474)	$462,796
Net income	—	—	12,569	—	—	12,569
Other comprehensive income	—	—	—	8,645	—	8,645
Omnibus Equity Incentive Plan	1	199	—	—	—	200
Cash dividends, $.52 per share	—	—	(6,390)	—	—	(6,390)
Balance, June 30, 2019	$1,826	$77,173	$472,577	$(4,282)	$(69,474)	$477,820
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2019, and 2018
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	24,214	—	—	24,214
Other comprehensive income	—	—	—	(11,819)	—	(11,819)
Omnibus Equity Incentive Plan	1	371	—	—	—	372
Treasury shares purchased (8,639 shares)	—	—	—	—	(391)	(391)
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, June 30, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695

Balance, January 1, 2019	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
Net income	—	—	22,251	—	—	22,251
Other comprehensive loss	—	—	—	19,172	—	19,172
Omnibus Equity Incentive Plan	2	399	—	—	—	401
Treasury shares purchased (7,866 shares)	—	—	—	—	(315)	(315)
Cash dividends, $.52 per share	—	—	(6,390)	—	—	(6,390)
Balance, June 30, 2019	$1,826	$77,173	$472,577	$(4,282)	$(69,474)	$477,820

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,251	$24,214
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,958	1,765
Provision for loan losses	1,700	2,828
Securities (gains)	(12)	(2)
(Gain) Loss on sale of other real estate	10	(16)
Restricted stock compensation	401	372
Depreciation and amortization	2,025	2,082
Other, net	(519)	(4,605)
NET CASH FROM OPERATING ACTIVITIES	27,814	22,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	60,979	80,461
Purchases of securities available-for-sale	(45,409)	(62,076)
Loans made to customers, net of repayment	(58,383)	(24,656)
Purchase of restricted stock	(22)	(11)
Proceeds from sales of other real estate owned	458	1,654
Net change in federal funds sold	(2,200)	—
Additions to premises and equipment	(905)	(976)
NET CASH FROM INVESTING ACTIVITIES	(45,482)	(5,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	26,291	(4,318)
Net change in short-term borrowings	(9,164)	(25,097)
Maturities of other borrowings	(167,000)	(52,800)
Proceeds from other borrowings	167,000	54,200
Purchase of treasury stock	(315)	(391)
Dividends paid	(12,648)	(12,496)
NET CASH FROM FINANCING ACTIVITIES	4,164	(40,902)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,504)	(24,026)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	74,388	74,107
CASH AND DUE FROM BANKS, END OF PERIOD	$60,884	$50,081
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2019 and 2018 consolidated financial statements are unaudited. The December 31, 2018 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2018 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2018.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the six months ended 2019 and 2018, 19,783 and 17,220 shares were awarded, respectively. These shares had a grant date value of $841 thousand and $784 thousand for 2019 and 2018, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,239	$1,492	$7,562	$2,667	$20,960
Provision for loan losses	482	(141)	854	(965)	230
Loans charged -off	(403)	(117)	(1,386)	—	(1,906)
Recoveries	163	89	714	—	966
Ending Balance	$9,481	$1,323	$7,744	$1,702	$20,250

Allowance for Loan Losses:	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,152	$1,389	$6,781	$1,920	$20,242
Provision for loan losses	(345)	109	1,451	140	1,355
Loans charged -off	(329)	(255)	(1,687)	—	(2,271)
Recoveries	20	139	586	—	745
Ending Balance	$9,498	$1,382	$7,131	$2,060	$20,071

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for loan losses	(158)	155	1,795	(92)	1,700
Loans charged -off	(659)	(419)	(2,937)	—	(4,015)
Recoveries	450	274	1,405	—	2,129
Ending Balance	$9,481	$1,323	$7,744	$1,702	$20,250

Allowance for Loan Losses:	June 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	(337)	100	2,469	596	2,828
Loans charged -off	(644)	(474)	(3,226)	—	(4,344)
Recoveries	198	301	1,179	—	1,678
Ending Balance	$9,498	$1,382	$7,131	$2,060	$20,071

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2019 and December 31, 2018.

Allowance for Loan Losses	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$658	$—	$—	$—	$658
Collectively evaluated for impairment	8,823	1,323	7,744	1,702	19,592
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,481	$1,323	$7,744	$1,702	$20,250

Loans:	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$4,318	$3,990	$—	$8,308
Collectively evaluated for impairment	1,189,585	459,089	358,556	2,007,230
Acquired with deteriorated credit quality	1,424	—	—	1,424
Ending Balance	$1,195,327	$463,079	$358,556	$2,016,962

Allowance for Loan Losses:	December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	737	—	—	—	737
Collectively evaluated for impairment	9,111	1,313	7,481	1,794	19,699
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,848	$1,313	$7,481	$1,794	$20,436

Loans	December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	6,101	4,415	—	10,516
Collectively evaluated for impairment	1,166,227	440,497	342,473	1,949,197
Acquired with deteriorated credit quality	1,495	—	—	1,495
Ending Balance	$1,173,823	$444,912	$342,473	$1,961,208

The following tables present loans individually evaluated for impairment by class of loans.

June 30, 2019
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$587	$587	$—	$676	$—	$—
Farmland	2,011	2,011	—	1,995	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	29	29	—	750	—	—
Residential
First Liens	3,990	3,990	—	4,219	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,691	1,691	658	1,747	—	—
Farmland	—	—	—	140	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	231	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$8,308	$8,308	$658	$9,758	$—	$—

			December 31, 2018
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$589	$589	$—	$698	$—	$—
Farmland	2,022	2,022	—	1,579	—	—
Non Farm, Non Residential	—	—	—	1,443	—	—
Agriculture	—	—	—	49	—	—
All Other Commercial	1,114	1,114	—	1,172	—	—
Residential
First Liens	4,415	4,415	—	3,371	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	23	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,819	1,819	593	688	—	—
Farmland	211	211	44	1,691	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	346	346	100	316	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	88	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,516	$10,516	$737	$11,118	$—	$—

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$720	$—	$—	$676	$—	$—
Farmland	1,982	—	—	1,995	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	569	—	—	750	—	—
Residential
First Liens	4,121	—	—	4,219	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,711	—	—	1,747	—	—
Farmland	105	—	—	140	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	173	—	—	231	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,381	$—	$—	$9,758	$—	$—

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$723	$—	$—	$749	$—	$—
Farmland	930	—	—	930	—	—
Non Farm, Non Residential	2,376	—	—	2,404	—	—
Agriculture	55	—	—	77	—	—
All Other Commercial	1,184	—	—	1,202	—	—
Residential
First Liens	4,023	—	—	2,689	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	57	—	—	38	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	477	—	—	482	—	—
Farmland	2,605	—	—	2,748	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	349	—	—	411	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	147	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$12,779	$—	$—	$11,877	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2019
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$1	$126	$3,087
Farmland	—	—	—	2,387
Non Farm, Non Residential	—	—	—	51
Agriculture	—	—	—	537
All Other Commercial	—	—	—	35
Residential
First Liens	576	3,214	522	3,132
Home Equity	23	—	—	64
Junior Liens	12	76	—	156
Multifamily	—	—	—	—
All Other Residential	—	—	—	59
Consumer
Motor Vehicle	131	—	—	158
All Other Consumer	—	317	300	319
TOTAL	$742	$3,608	$948	$9,985

	December 31, 2018
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$1	$144	$2,902
Farmland	—	—	—	2,391
Non Farm, Non Residential	—	—	—	81
Agriculture	—	—	—	355
All Other Commercial	—	—	—	1,122
Residential
First Liens	581	3,327	531	3,393
Home Equity	41	—	—	75
Junior Liens	53	55	—	86
Multifamily	—	—	—	—
All Other Residential	—	—	—	64
Consumer
Motor Vehicle	177	1	—	125
All Other Consumer	—	268	349	380
TOTAL	$852	$3,652	$1,024	$10,974

There were $6 thousand of loans covered by loss share agreements with the FDIC included in loans past due over 90 days still on accrual at June 30, 2019 and there were $19 thousand at December 31, 2018. There were $66 thousand of covered loans included in non-accrual loans at June 30, 2019 and there were $91 thousand at December 31, 2018. There were no covered loans at June 30, 2019 or December 31, 2018 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2019
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$518	$835	$677	$2,030	$543,903	$545,933
Farmland	—	—	2,266	2,266	103,202	105,468
Non Farm, Non Residential	193	—	26	219	176,356	176,575
Agriculture	152	—	436	588	143,667	144,255
All Other Commercial	149	86	—	235	222,861	223,096
Residential
First Liens	587	657	1,512	2,756	229,734	232,490
Home Equity	116	39	53	208	39,826	40,034
Junior Liens	256	43	100	399	49,863	50,262
Multifamily	38	—	—	38	131,028	131,066
All Other Residential	—	—	—	—	9,227	9,227
Consumer
Motor Vehicle	4,486	700	192	5,378	324,986	330,364
All Other Consumer	126	29	—	155	28,037	28,192
TOTAL	$6,621	$2,389	$5,262	$14,272	$2,002,690	$2,016,962

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,017	$420	$345	$1,782	$518,239	$520,021
Farmland	515	8	2,136	2,659	104,981	107,640
Non Farm, Non Residential	—	—	57	57	188,706	188,763
Agriculture	41	—	347	388	148,345	148,733
All Other Commercial	30	3	—	33	208,633	208,666
Residential
First Liens	3,365	429	1,473	5,267	231,684	236,951
Home Equity	155	8	110	273	39,378	39,651
Junior Liens	132	225	63	420	49,111	49,531
Multifamily	—	—	—	—	109,609	109,609
All Other Residential	—	9	15	24	9,146	9,170
Consumer
Motor Vehicle	4,766	609	177	5,552	309,238	314,790
All Other Consumer	208	7	12	227	27,456	27,683
TOTAL	$10,229	$1,718	$4,735	$16,682	$1,944,526	$1,961,208

During the three and six months ended June 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$136	$4,019	$619	$4,774
Added	—	—	92	92
Charged Off	—	—	(30)	(30)
Payments	(9)	(222)	(64)	(295)
June 30,	$127	$3,797	$617	$4,541

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$145	$4,043	$618	$4,806
Added	—	122	163	285
Charged Off	—	(16)	(46)	(62)
Payments	(18)	(352)	(118)	(488)
June 30,	$127	$3,797	$617	$4,541

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	2,672	3,568	679	6,919
Added	—	106	69	175
Charged Off	—	—	(40)	(40)
Payments	(95)	(67)	(73)	(235)
June 30,	2,577	3,607	635	6,819

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	2,709	3,611	714	7,034
Added	—	213	143	356
Charged Off	—	(16)	(76)	(92)
Payments	(132)	(201)	(146)	(479)
June 30,	2,577	3,607	635	6,819

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2019 or 2018 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended June 30, 2019 and 2018 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and 2018. The Corporation has not committed to lend additional amounts as of June 30, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2019 and 2018 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2019
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$494,386	$16,968	$24,413	$—	$8,397	$544,164
Farmland	91,240	3,639	8,950	—	12	103,841
Non Farm, Non Residential	162,910	6,901	6,187	—	127	176,125
Agriculture	110,708	3,922	27,199	—	586	142,415
All Other Commercial	214,312	4,401	52	—	2,973	221,738
Residential
First Liens	44,550	1,156	3,285	—	182,630	231,621
Home Equity	950	—	90	—	38,918	39,958
Junior Liens	1,893	71	159	76	47,941	50,140
Multifamily	129,346	1,336	—	—	23	130,705
All Other Residential	—	—	14	—	9,178	9,192
Consumer
Motor Vehicle	—	—	580	—	328,380	328,960
All Other Consumer	—	—	30	—	28,022	28,052
TOTAL	$1,250,295	$38,394	$70,959	$76	$647,187	$2,006,911

	December 31, 2018
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$472,008	$20,600	$18,374	$—	$7,428	$518,410
Farmland	90,367	7,587	7,783	—	19	105,756
Non Farm, Non Residential	170,757	5,442	10,439	—	1,695	188,333
Agriculture	118,952	10,010	16,637	—	457	146,056
All Other Commercial	198,302	43	6,777	—	2,675	207,797
Residential
First Liens	43,915	1,043	3,504	—	187,685	236,147
Home Equity	963	—	148	—	38,471	39,582
Junior Liens	1,983	74	224	76	47,060	49,417
Multifamily	109,361	—	—	—	17	109,378
All Other Residential	—	—	15	—	9,131	9,146
Consumer
Motor Vehicle	—	—	627	—	312,863	313,490
All Other Consumer	—	—	34	—	27,517	27,551
TOTAL	$1,206,608	$44,799	$64,562	$76	$635,018	$1,951,063

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2019
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$32,246	$1,346	$(68)	$33,524
Mortgage Backed Securities - residential	187,431	1,789	(451)	188,769
Collateralized mortgage obligations	320,350	2,400	(1,433)	321,317
State and municipal obligations	235,490	9,162	(58)	244,594
Collateralized debt obligations	51	3,282	—	3,333
TOTAL	$775,568	$17,979	$(2,010)	$791,537

	December 31, 2018
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$25,617	$218	$(471)	$25,364
Mortgage Backed Securities-residential	182,050	723	(4,030)	178,743
Collateralized mortgage obligations	352,823	217	(9,424)	343,616
State and municipal obligations	232,457	2,767	(1,289)	233,935
Collateralized debt obligations	137	3,121	—	3,258
TOTAL	$793,084	$7,046	$(15,214)	$784,916

Contractual maturities of debt securities at June 30, 2019 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,365	$6,407
Due after one but within five years	35,759	36,483
Due after five but within ten years	60,122	61,975
Due after ten years	165,541	176,586
	267,787	281,451
Mortgage-backed securities and collateralized mortgage obligations	507,781	510,086
TOTAL	$775,568	$791,537

There were $16 thousand and $18 thousand in gross gains and zero and $6 thousand in losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018 there were $2 thousand and $2 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$3,191	$(68)	$3,191	$(68)
Mortgage Backed Securities - Residential	$—	$—	$49,580	$(451)	$49,580	$(451)
Collateralized mortgage obligations	6,285	(6)	102,797	(1,427)	109,082	(1,433)
State and municipal obligations	457	(28)	3,092	(30)	3,549	(58)
Total temporarily impaired securities	$6,742	$(34)	$158,660	$(1,976)	$165,402	$(2,010)

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government Agencies	$3,052	$(4)	$11,356	$(467)	$14,408	$(471)
Mortgage Backed Securities - Residential	$39,997	$(553)	$111,423	$(3,477)	$151,420	$(4,030)
Collateralized mortgage obligations	52,838	(455)	241,373	(8,969)	294,211	(9,424)
State and municipal obligations	34,229	(276)	41,742	(1,013)	75,971	(1,289)
Total temporarily impaired securities	$130,116	$(1,288)	$405,894	$(13,926)	$536,010	$(15,214)

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

Gross unrealized losses on investment securities were $2.0 million as of June 30, 2019 and $15.2 million as of December 31, 2018. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

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

Management has consistently used Standard & Poors pricing to value these investments. There are a number of other pricing sources available to determine fair value for these investments. These sources utilize a variety of methods to determine fair value. The result is a wide range of estimates of fair value for these securities. The Standard & Poors pricing was 83.32 while Moody Investor Service pricing was 19.62, with others falling somewhere in between. We recognize that the Standard & Poors pricing utilized is an estimate, but have been consistent in using this source and its estimate of fair value.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018	2019	2018
Beginning balance	$2,974	$7,132	$2,974	$7,132
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—	—	—
Reductions for securities called during the period	—	(4,158)	—	(4,158)
Ending balance	$2,974	$2,974	$2,974	$2,974

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2019
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$33,524	$—	$33,524
Mortgage Backed Securities-residential	—	188,769	—	188,769
Collateralized mortgage obligations	—	321,317	—	321,317
State and municipal	—	241,704	2,890	244,594
Collateralized debt obligations	—	—	3,333	3,333
TOTAL	$—	$785,314	$6,223	$791,537
Derivative Assets		690
Derivative Liabilities		(690)

	December 31, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$25,364	$—	$25,364
Mortgage Backed Securities-residential	—	178,743	—	178,743
Mortgage Backed Securities-commercial	—	—	—	—
Collateralized mortgage obligations	—	343,616	—	343,616
State and municipal	—	230,800	3,135	233,935
Collateralized debt obligations	—	—	3,258	3,258
TOTAL	$—	$778,523	$6,393	$784,916
Derivative Assets		218
Derivative Liabilities		(218)

There were no transfers between Level 1 and Level 2 during 2019 and 2018.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and the year ended December 31, 2018.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$2,890	$3,294	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	84	84
Transfers	—	—	—
Settlements	—	(45)	(45)
Ending balance, June 30	$2,890	$3,333	$6,223

	Six Months Ended June 30, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	161	161
Transfers	—	—	—
Settlements	(245)	(86)	(331)
Ending balance, June 30	$2,890	$3,333	$6,223

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,840)	(2,840)
Purchases	—	—	—
Settlements	(545)	(8,507)	(9,052)
Ending balance, December 31	$3,135	$3,258	$6,393

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2019.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,890	Discounted cash flow	Discount rate Probability of default	2.87%-4.44% 0%
Other real estate	$498	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,033	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2018.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate Probability of default	2.64%-4.80% 0%
Other real estate	$603	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	1,639	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $1.0 million, after a valuation allowance of $658 thousand at June 30, 2019 and at a fair value of $1.6 million, net of a valuation allowance of $737 thousand at December 31, 2018. The impact to the provision for loan losses for the three and six months ended June 30, 2019 and for the twelve months ended December 31, 2018 was a $105 thousand decrease, a $79 thousand decrease and a $112 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2019 with a value of $498 thousand was reduced $115 thousand for fair value adjustment. At June 30, 2019 other real estate owned was comprised of $156 thousand from commercial loans and $342 thousand from residential loans. Other real estate owned at December 31, 2018 with a value of $603 thousand was reduced $598 thousand for fair value adjustment. At December 31, 2018 other real estate owned was comprised of $171 thousand from commercial loans and $432 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recurring basis, as of June 30, 2019 and December 31, 2018, which are all considered Level 3.

June 30, 2019
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,691	$658	$1,033
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$1,691	$658	$1,033

December 31, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,819	$593	$1,226
Farmland	211	44	167
Non Farm, Non Residential	—	—	—
Agriculture	346	100	246
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,376	$737	$1,639

The carrying amounts and estimated fair value of financial instruments at June 30, 2019 and December 31, 2018, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$60,884	$19,616	$41,268	$—	$60,884
Federal funds sold	2,200	—	2,200	—	2,200
Securities available-for-sale	791,537	—	785,314	6,223	791,537
Restricted stock	10,412	n/a	n/a	n/a	n/a
Loans, net	1,989,948	—	—	1,996,751	1,996,751
Accrued interest receivable	13,877	—	3,919	9,958	13,877
Deposits	(2,463,018)	—	(2,458,072)	—	(2,458,072)
Short-term borrowings	(60,492)	—	(60,492)	—	(60,492)
Accrued interest payable	(687)	—	(687)	—	(687)

	December 31, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,388	$23,418	$50,970	$—	$74,388
Securities available-for-sale	784,916	—	778,523	6,393	784,916
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,933,552	—	—	1,889,795	1,889,795
Accrued interest receivable	13,970	—	3,005	10,965	13,970
Deposits	(2,436,727)	—	(2,426,128)	—	(2,426,128)
Short-term borrowings	(69,656)	—	(69,656)	—	(69,656)
Accrued interest payable	(609)	—	(609)	—	(609)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2019	December 31, 2018
Federal Funds Purchased	$44,100	$43,250
Repurchase Agreements	16,392	26,406
	$60,492	$69,656

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2019
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$7,207	$150	$151	$8,884	$16,392

	December 31, 2018
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,870	$6,307	$8,683	$546	$26,406

6.	Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$304	$347	$9	$10	$609	$694	$17	$21
Interest cost	866	798	36	33	1,733	1,597	73	65
Expected return on plan assets	(896)	(991)	—	—	(1,793)	(1,981)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	390	362	(4)	—	779	723	(8)	—
Net Periodic Benefit Cost	$664	$516	$41	$43	$1,328	$1,033	$82	$86

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $1.8 million and $814 thousand respectively to its Pension Plan and ESOP and $233 thousand to the Post Retirement Health Benefits Plan in 2019. Contributions of $897 thousand have been made to the Pension Plan thus far in 2019. Contributions of $126 thousand have been made through the first six months of 2019 for the Post Retirement Health Benefits plan. No contributions have been made in 2019 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2019 and 2018 there has been $726 thousand and $837 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

Accounting Pronouncements Adopted:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Corporation on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Corporation elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $7 million and the recognition of right-of-use assets totaling $7 million as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Corporation has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Corporation has elected to apply the package of practical expedients allowed by the new standard under which the Corporation need not reassess whether any expired or existing contracts are leases or contain leases, the Corporation need not reassess the lease classification for any expired or existing lease, and the Corporation need not reassess initial direct costs for any existing leases. Adoption of ASU 2016-02 did not materially change the Corporation’s recognition of lease expense. See Note 11 - Leases for additional disclosures related to leases.

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

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2019	2018	2019	2017 (c)
Non-interest income
Service charges on deposits	$3,127	$3,254	$6,114	$6,487
Asset management fees	1,058	1,184	2,205	2,402
Interchange income	85	71	159	139
Net gains on sales of loans (a)	496	500	916	840
Loan servicing fees (a)	378	400	697	791
Net gains/(losses) on sales of securities (a)	16	2	12	2
Other service charges and fees (a)	2,511	2,427	4,831	4,727
Other (b)	2,072	5,123	2,445	5,676
Total non-interest income	$9,743	$12,961	$17,379	$21,064
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2019 and June 30, 2018, totaling $(20) thousand and $(6) thousand, respectively, and for the six months ended for the same periods, totaling $(40) thousand and $19 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.	Acquisitions, Divestitures and FDIC Indemnification Asset

The Bank is party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that are subject to the loss-sharing agreement with the FDIC are referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and currently carries an immaterial balance in the indemnification asset. The balance of loans covered by the loss share agreement at June 30, 2019 and December 31, 2018 totaled $2.8 million and $3.2 million, respectively. The only loans still covered by the loss share agreement are the single family loans.

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition. The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2019 and 2018 are shown in the following tables:

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$1,494	$—	$1,494
Discount accretion	—	—	—
Disposals	(36)	—	(36)
ASC 310-30 Loans, June 30,	$1,458	$—	$1,458

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,530	$—	$1,530
Discount accretion	—	—	—
Disposals	(72)	—	(72)
ASC 310-30 Loans, June 30,	$1,458	$—	$1,458

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$1,860	$—	$1,860
Discount accretion	—	—	—
Disposals	(262)	—	(262)
ASC 310-30 Loans, June 30,	$1,598	$—	$1,598

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(298)	—	(298)
ASC 310-30 Loans, June 30,	$1,598	$—	$1,598

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2019 and 2018.

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$4,119	$(17,046)	$(12,927)
Change in other comprehensive income (loss) before reclassification	8,353	—	8,353
Amounts reclassified from accumulated other comprehensive income	(12)	304	292
Net current period other comprehensive income (loss)	8,341	304	8,645
Ending balance, June 30,	$12,460	$(16,742)	$(4,282)

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income (loss) before reclassification	18,574	—	18,574
Amounts reclassified from accumulated other comprehensive income	(9)	607	598
Net current period other comprehensive loss	18,565	607	19,172
Ending balance, June 30,	$12,460	$(16,742)	$(4,282)

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(4,943)	$(19,545)	$(24,488)
Change in other comprehensive income (loss) before reclassification	(4,680)	—	(4,680)
Amounts reclassified from accumulated other comprehensive income	(2)	281	279
Net current period other comprehensive income	(4,682)	281	(4,401)
Ending balance, June 30,	$(9,625)	$(19,264)	$(28,889)

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income (loss) before reclassification	(12,379)	—	(12,379)
Amounts reclassified from accumulated other comprehensive income	(2)	562	560
Net current period other comprehensive income	(12,381)	562	(11,819)
ASU 2018-02 adjustment	498	(2,864)	(2,366)
Ending balance, June 30,	$(9,625)	$(19,264)	$(28,889)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2019	Change	6/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$1,720	$8,278	$9,998
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,399	63	2,462
Total unrealized loss on securities available-for-sale	$4,119	$8,341	$12,460
Unrealized loss on retirement plans	(17,046)	304	(16,742)
TOTAL	$(12,927)	$8,645	$(4,282)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	6/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$18,444	$9,998
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	121	2,462
Total unrealized loss on securities available-for-sale	$(6,105)	$18,565	$12,460
Unrealized loss on retirement plans	(17,349)	607	(16,742)
TOTAL	$(23,454)	$19,172	$(4,282)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2018	Change	6/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(9,225)	$(2,367)	$(11,592)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	4,282	(2,315)	1,967
Total unrealized loss on securities available-for-sale	$(4,943)	$(4,682)	$(9,625)
Unrealized loss on retirement plans	(19,545)	281	(19,264)
TOTAL	$(24,488)	$(4,401)	$(28,889)

	Balance at	Current Period	ASU 2018-02	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	Adjustment	6/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(7,357)	$(2,864)	$(11,592)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,662)		1,967
Total unrealized loss on securities available-for-sale	$2,258	$(9,019)	$(2,864)	$(9,625)
Unrealized loss on retirement plans	(16,962)	(2,800)	498	(19,264)
TOTAL	$(14,704)	$(11,819)	$(2,366)	$(28,889)

	Three Months Ended June 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$16	Net securities gains (losses)
on available-for-sale	(4)	Income tax expense
securities	$12	Net of tax

Amortization of	$(390)	(a) Salary and benefits
retirement plan items	86	Income tax expense
	$(304)	Net of tax
Total reclassifications for the period	$(292)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$12	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$9	Net of tax

Amortization of	$(779)	(a) Salary and benefits
retirement plan items	172	Income tax expense
	$(607)	Net of tax
Total reclassifications for the period	$(598)	Net of tax

	Three Months Ended June 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(362)	(a) Salary and benefits
retirement plan items	81	Income tax expense
	$(281)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(723)	(a) Salary and benefits
retirement plan items	161	Income tax expense
	$(562)	Net of tax
Total reclassifications for the period	$(560)	Net of tax

11.	Leases

The Corporation leases certain branches under operating leases. At June 30, 2019, the Corporation had lease liabilities totaling $6,358,000 and right-of-use assets totaling $6,364,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended June 30, 2019, the weighted average remaining lease term for operating leases was 11.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Six Months Ended June 30, 2019
Operating lease cost	$452
Short-term lease cost	19
Variable lease cost	42
Total lease cost	$513

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	446
Right-of-use assets obtained in exchange for new operating lease liabilities	6,643

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(Dollar amounts in thousands)	June 30, 2019
Twelve Months Ended June 30,
2020	$859
2021	765
2022	763
2023	756
2024	660
Thereafter	3,743
Total Future Minimum Lease Payments	7,546
Amounts Representing Interest	(1,188)
Present Value of Net Future Minimum Lease Payments	$6,358

12.	Subsequent Events

On July 29, 2019, the Corporation completed its previously announced merger with HopFed Bancorp, Inc. ("HFBC") and the merger of the Corporation's wholly owned subsidiary, First Financial Bank, N.A. ("First Financial Bank"), with HFBC's wholly owned subsidiary, Heritage Bank USA, Inc. ("Heritage Bank"). Under the terms of the agreement, shareholders of HFBC may elect to receive either (or a combination of) 0.444 shares of the Corporation's common stock or $21.00 in cash for each share of HFBC common stock owned, subject to proration provisions that provide for a targeted aggregate split of 50% of HFBC shares being exchanged for the Corporation's common stock and 50% for cash. Based on the Corporation's closing price of $43.43 per share on July 26, 2019, and assuming that a shareholder received 50% stock and 50% cash, the shareholder would receive total consideration with an implied value of approximately $20.14 per share, with an aggregate transaction value of approximately $133.9 million. As of June 30, 2019, HFBC reported total assets of $934.2 million, total loans of $669.5 million, and total deposits of $735.5 million.

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

Summary of Operating Results

Net income for the three months ended June 30, 2019 was $12.6 million, compared to $15.3 million for the same period of 2018. Basic earnings per share decreased to $1.02 for the first quarter of 2019 compared to $1.25 for the same period in 2018. Return on Assets and Return on Equity were 1.66% and 10.67% respectively, for the three months ended June 30, 2019 compared to 2.05% and 14.53% for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $22.3 million, compared to $24.2 million for the same period of 2018. Basic earnings per share decreased to $1.81 for the first six months of 2019 compared to $1.98 for same period of 2018. Return on Assets and Return on Equity were 1.47% and 9.66% respectively, for the six months ended June 30, 2019 compared to 1.63% and 11.61% for the six months ended June 30, 2018.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $932 thousand in the three months ended June 30, 2019 to $29.8 million from $30.7 million in the same period in 2018. The net interest margin for the three months ended June 30, 2019 is 4.33% compared to 4.58% for the same period of 2018, a 5.46% decrease. Net interest income increased $1.0 million in the six months ended June 30, 2019 to $59.2 million from $58.2 million in the same period in 2018. The net interest margin for the six months ended June 30, 2019 is 4.32% compared to 4.32% for the same period in 2018. A second quarter 2018 recovery of fees on nonaccrual increased interest income $2.4 million.

Non-Interest Income

 Non-interest income for the three months ended June 30, 2019 was $9.7 million compared to $13.0 million for the same period of 2018. Non-interest income for the six months ended June 30, 2019 was $17.4 million compared to $21.1 million for the same period of 2018. A second quarter 2018 recovery of previous other-than-temporary impairment increased non-interest income $4.2 million in 2018.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2019 was $23.5 million compared to $22.7 million for the same period in 2018. The Corporation’s non-interest expense for the six months ended June 30, 2019 increased by $1.3 million to $47.2 million compared to the same period in 2018.

Allowance for Loan Losses

The Corporation’s provision for loan losses decreased to $230 thousand for first quarter of 2019 compared to $1.4 million for the same period of 2018. Net charge offs for the first quarter of 2019 were $940 thousand compared to $1.5 million for the same period of 2018. The provision for loan losses decreased $1.1 million to $1.7 million for the six months ended June 30, 2019 compared to $2.8 million for the same period of 2018. Net charge offs for the first six months of 2019 decreased $780 thousand to $1.9 million compared to the same period of 2018. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2019 decreased from the same period in 2018.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $15.2 million at June 30, 2019 compared to $16.6 million at December 31, 2018. Nonperforming loans decreased 19.5% compared to $18.9 million as of June 30, 2018. A summary of non-performing loans at June 30, 2019 and December 31, 2018 follows:

	(000's)
	June 30, 2019	December 31, 2018
Non-accrual loans	$9,985	$10,974
Accruing restructured loans	3,592	3,702
Nonaccrual restructured loans	949	1,104
Accruing loans past due over 90 days	683	798
	$15,209	$16,578
Ratio of the allowance for loan losses
as a percentage of non-performing loans	133.1%	123.3%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2019	December 31, 2018
Non-accrual loans
Commercial loans	$6,097	$6,851
Residential loans	3,411	3,618
Consumer loans	477	505
	$9,985	$10,974
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	559	630
Consumer loans	124	168
	$683	$798

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2019. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.45% over the next 12 months and increase 5.68% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.86% over the next 12 months and decrease 6.87% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-8.23%	-13.59%	-18.51%
Down 100	-3.86	-6.87	-9.59
Up 100	2.45	5.68	8.87
Up 200	1.88	8.15	14.57
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $6.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $119.2 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $29.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2019 to the same period in 2018, loans, net of deferred loan costs, have increased $82 million to $2.0 billion. Deposits increased 0.35% to $2.5 billion at June 30, 2019 compared to June 30, 2018. Shareholders' equity increased 13.9% or $58.1 million. This financial performance increased book value per share 13.5% to $38.88 at June 30, 2019 from $34.25 at June 30, 2018. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

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

	June 30, 2019	December 31, 2018	To Be Well Capitalized
Common equity tier 1 capital
Corporation	18.75%	18.48%	N/A
First Financial Bank	18.06%	17.99%	6.50%
Total risk-based capital
Corporation	19.60%	19.36%	N/A
First Financial Bank	18.76%	18.71%	10.00%
Tier I risk-based capital
Corporation	18.75%	18.48%	N/A
First Financial Bank	18.06%	17.99%	8.00%
Tier I leverage capital
Corporation	14.97%	14.59%	N/A
First Financial Bank	14.24%	14.19%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2019 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2019	—	—	N/A	N/A
May 1-31, 2019	—	—	—	—
June 1-30, 2019	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2019, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 3, 2019.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated January 28, 2109, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 1, 2019.
10.14*	Employment Agreement for Rodger A. McHargue, dated January 28, 2019, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed February 1, 2019.
10.15*	Employment Agreement for Steven H. Holliday, dated January 28, 2019, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed February 1, 2019.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated January 28, 2019, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed February 1, 2019.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 by Principal Executive Officer, dated August 7, 2019.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 by Principal Financial Officer, dated August 7, 2019.
32.1
Certification, dated August 7, 2019, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2019.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2019, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 7, 2019	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 7, 2019	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)