Form 10-Q
period 2019-09-30
FIRST FINANCIAL CORP /IN/
filed 2019-11-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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
Yes ☐ No ☒.

As of November 4, 2019, the registrant had outstanding 13,713,355 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$80,193	$74,388
Securities available-for-sale	939,944	784,916
Loans:
Commercial	1,583,002	1,166,352
Residential	708,056	443,670
Consumer	373,747	341,041
	2,664,805	1,951,063
(Less) plus:
Net deferred loan costs	3,671	2,925
Allowance for loan losses	(19,799)	(20,436)
	2,648,677	1,933,552
Restricted stock	13,624	10,390
Accrued interest receivable	18,735	13,970
Premises and equipment, net	70,592	46,554
Bank-owned life insurance	97,810	86,186
Goodwill	75,417	34,355
Other intangible assets	11,261	1,197
Other real estate owned	3,717	603
Other assets	28,149	22,607
TOTAL ASSETS	$3,988,119	$3,008,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$560,537	$431,923
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	130,270	42,284
Other interest-bearing deposits	2,529,315	1,962,520
	3,220,122	2,436,727
Short-term borrowings	90,852	69,656
Other borrowings	55,948	—
Other liabilities	64,615	59,634
TOTAL LIABILITIES	3,431,537	2,566,017

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,055,466 in 2019 and 14,612,540 in 2018
Outstanding shares-13,713,355 in 2019 and 12,278,295 in 2018	2,004	1,824
Additional paid-in capital	139,073	76,774
Retained earnings	484,834	456,716
Accumulated other comprehensive income/(loss)	145	(23,454)
Less: Treasury shares at cost-2,342,111 in 2019 and 2,334,245 in 2018	(69,474)	(69,159)
TOTAL SHAREHOLDERS’ EQUITY	556,582	442,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,988,119	$3,008,718
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$33,363	$25,581	$87,650	$73,982
Securities:
Taxable	3,907	3,601	11,104	13,141
Tax-exempt	1,959	1,873	5,699	5,573
Other	366	320	1,017	959
TOTAL INTEREST INCOME	39,595	31,375	105,470	93,655
INTEREST EXPENSE:
Deposits	5,069	2,365	11,202	6,254
Short-term borrowings	305	167	786	354
Other borrowings	222	16	305	63
TOTAL INTEREST EXPENSE	5,596	2,548	12,293	6,671
NET INTEREST INCOME	33,999	28,827	93,177	86,984
Provision for loan losses	1,500	1,470	3,200	4,298
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	32,499	27,357	89,977	82,686
NON-INTEREST INCOME:
Trust and financial services	1,329	1,133	3,657	3,888
Service charges and fees on deposit accounts	3,227	3,002	8,586	8,733
Other service charges and fees	3,720	3,256	10,242	9,747
Securities gains, net	6	3	18	5
Recovery of security previously written down for OTTI	—	—	—	4,158
Gain on sales of mortgage loans	865	618	1,781	1,458
Other	599	897	2,841	1,984
TOTAL NON-INTEREST INCOME	9,746	8,909	27,125	29,973
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,031	12,485	39,332	38,028
Occupancy expense	1,804	1,894	5,432	5,308
Equipment expense	2,117	1,673	5,685	5,016
FDIC Expense	155	223	494	673
Other	9,302	6,022	23,651	19,166
TOTAL NON-INTEREST EXPENSE	27,409	22,297	74,594	68,191
INCOME BEFORE INCOME TAXES	14,836	13,969	42,508	44,468
Provision for income taxes	2,579	2,656	8,000	8,941
NET INCOME	12,257	11,313	34,508	35,527
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	4,124	(3,702)	22,689	(16,083)
Change in funded status of post retirement benefits, net of taxes	303	281	910	843
COMPREHENSIVE INCOME	$16,684	$7,892	$58,107	$20,287
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.93	$0.92	$2.74	$2.90
Weighted average number of shares outstanding (in thousands)	13,141	12,255	12,574	12,253
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2019, and 2018
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2018	$1,823	$75,995	$440,605	$(28,889)	$(69,839)	$419,695
Net income	—	—	11,313	—	—	11,313
Other comprehensive loss	—	—	—	(3,421)	—	(3,421)
Omnibus Equity Incentive Plan	1	186	—	—	—	187
Balance, September 30, 2018	$1,824	$76,181	$451,918	$(32,310)	$(69,839)	$427,774

Balance, July 1, 2019	$1,826	$77,173	$472,577	$(4,282)	$(69,474)	$477,820
Net income	—	—	12,257	—	—	12,257
Other comprehensive income	—	—	—	4,427	—	4,427
Omnibus Equity Incentive Plan	—	200	—	—	—	200
Acquisition of HopFed, Inc. (1,423,143 shares)	178	61,700	—	—	—	61,878
Balance, September 30, 2019	$2,004	$139,073	$484,834	$145	$(69,474)	$556,582
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2019, and 2018
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	35,527	—	—	35,527
Other comprehensive loss	—	—	—	(15,240)	—	(15,240)
Omnibus Equity Incentive Plan	2	557	—	—	—	559
Treasury shares purchased (8,639 shares)	—	—	—	—	(391)	(391)
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash dividends, $.51 per share	—	—	(6,250)	—	—	(6,250)
Balance, September 30, 2018	$1,824	$76,181	$451,918	$(32,310)	$(69,839)	$427,774

Balance, January 1, 2019	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
Net income	—	—	34,508	—	—	34,508
Other comprehensive income	—	—	—	23,599	—	23,599
Omnibus Equity Incentive Plan	2	599	—	—	—	601
Treasury shares purchased (7,866 shares)	—	—	—	—	(315)	(315)
Acquisition of HopFed, Inc. (1,423,143 shares)	178	61,700	—	—	—	61,878
Cash dividends, $.52 per share	—	—	(6,390)	—	—	(6,390)
Balance, September 30, 2019	$2,004	$139,073	$484,834	$145	$(69,474)	$556,582
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,508	$35,527
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	3,425	2,706
Provision for loan losses	3,200	4,298
Securities (gains)	(18)	(5)
(Gain) Loss on sale of other real estate	37	101
Recovery of security previously written down for OTTI	—	(4,158)
Restricted stock compensation	601	559
Depreciation and amortization	3,121	3,126
Other, net	(5,734)	(633)
NET CASH FROM OPERATING ACTIVITIES	39,140	41,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	117,532	112,287
Purchases of securities available-for-sale	(71,596)	(102,731)
Loans made to customers, net of repayment	(61,496)	(39,119)
Redemption of restricted stock	1,228	—
Purchase of restricted stock	(34)	(11)
Payments to acquire business	(12,629)	—
Proceeds from sales of other real estate owned	671	1,568
Net change in federal funds sold	—	(7,600)
Additions to premises and equipment	(1,537)	(1,519)
NET CASH FROM INVESTING ACTIVITIES	(27,861)	(37,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	26,903	(51,592)
Net change in short-term borrowings	(44,414)	994
Maturities of other borrowings	(192,000)	(55,600)
Proceeds from other borrowings	217,000	90,600
Purchase of treasury stock	(315)	(391)
Dividends paid	(12,648)	(12,496)
NET CASH FROM FINANCING ACTIVITIES	(5,474)	(28,485)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,805	(24,089)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	74,388	74,107
CASH AND DUE FROM BANKS, END OF PERIOD	$80,193	$50,018
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2019 and 2018 consolidated financial statements are unaudited. The December 31, 2018 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2018 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2018.

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

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended September 30.

Allowance for Loan Losses:	September 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,481	$1,323	$7,744	$1,702	$20,250
Provision for loan losses	163	(10)	1,691	(344)	1,500
Loans charged -off	(864)	(256)	(2,082)	—	(3,202)
Recoveries	226	266	759	—	1,251
Ending Balance	$9,006	$1,323	$8,112	$1,358	$19,799

Allowance for Loan Losses:	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,498	$1,382	$7,131	$2,060	$20,071
Provision for loan losses	(106)	(44)	1,593	27	1,470
Loans charged -off	(409)	(158)	(1,781)	—	(2,348)
Recoveries	354	160	594	—	1,108
Ending Balance	$9,337	$1,340	$7,537	$2,087	$20,301

The following table presents the activity of the allowance for loan losses by portfolio segment for the nine months ended September 30.

Allowance for Loan Losses:	September 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for loan losses	5	145	3,486	(436)	3,200
Loans charged -off	(1,523)	(675)	(5,019)	—	(7,217)
Recoveries	676	540	2,164	—	3,380
Ending Balance	$9,006	$1,323	$8,112	$1,358	$19,799

Allowance for Loan Losses:	September 30, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	(443)	56	4,062	623	4,298
Loans charged -off	(1,053)	(632)	(5,007)	—	(6,692)
Recoveries	552	461	1,773	—	2,786
Ending Balance	$9,337	$1,340	$7,537	$2,087	$20,301

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at September 30, 2019 and December 31, 2018.

Allowance for Loan Losses	September 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$33	$—	$—	$—	$33
Collectively evaluated for impairment	8,973	1,323	8,112	1,358	19,766
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,006	$1,323	$8,112	$1,358	$19,799

Loans:	September 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$3,415	$3,664	$—	$7,079
Collectively evaluated for impairment	1,577,863	705,586	375,303	2,658,752
Acquired with deteriorated credit quality	10,000	260	—	10,260
Ending Balance	$1,591,278	$709,510	$375,303	$2,676,091

Allowance for Loan Losses:	December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	737	—	—	—	737
Collectively evaluated for impairment	9,111	1,313	7,481	1,794	19,699
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,848	$1,313	$7,481	$1,794	$20,436

Loans	December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	6,101	4,415	—	10,516
Collectively evaluated for impairment	1,166,227	440,497	342,473	1,949,197
Acquired with deteriorated credit quality	1,495	—	—	1,495
Ending Balance	$1,173,823	$444,912	$342,473	$1,961,208

The following tables present loans individually evaluated for impairment by class of loans.

September 30, 2019
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,752	$1,222	$—	$813	$—	$—
Farmland	2,011	2,011	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	29	29	—	570	—	—
Residential
First Liens	3,664	3,664	—	4,080	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	153	153	33	1,349	—	—
Farmland	—	—	—	105	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	173	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,609	$7,079	$33	$9,089	$—	$—

			December 31, 2018
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$589	$589	$—	$698	$—	$—
Farmland	2,022	2,022	—	1,579	—	—
Non Farm, Non Residential	—	—	—	1,443	—	—
Agriculture	—	—	—	49	—	—
All Other Commercial	1,114	1,114	—	1,172	—	—
Residential
First Liens	4,415	4,415	—	3,371	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	23	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,819	1,819	593	688	—	—
Farmland	211	211	44	1,691	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	346	346	100	316	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	88	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,516	$10,516	$737	$11,118	$—	$—

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$904	$—	$—	$813	$—	$—
Farmland	2,011	—	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	29	—	—	570	—	—
Residential
First Liens	3,827	—	—	4,080	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	922	—	—	1,349	—	—
Farmland	—	—	—	105	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	173	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,693	$—	$—	$9,089	$—	$—

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$662	$—	$—	$725	$—	$—
Farmland	2,007	—	—	1,468	—	—
Non Farm, Non Residential	1,165	—	—	1,803	—	—
Agriculture	6	—	—	61	—	—
All Other Commercial	1,156	—	—	1,187	—	—
Residential
First Liens	4,188	—	—	3,110	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	39	—	—	29	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	323	—	—	405	—	—
Farmland	1,081	—	—	2,061	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	80	—	—	309	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	111	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,707	$—	$—	$11,269	$—	$—

The tables below presents the recorded investment in non-performing loans.

	September 30, 2019
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$—	$17	$2,401
Farmland	—	—	—	2,439
Non Farm, Non Residential	—	—	—	455
Agriculture	—	—	—	490
All Other Commercial	—	—	—	81
Residential
First Liens	586	3,016	445	3,101
Home Equity	7	—	—	121
Junior Liens	12	48	9	179
Multifamily	—	—	—	—
All Other Residential	—	—	—	55
Consumer
Motor Vehicle	180	—	15	183
All Other Consumer	5	271	327	347
TOTAL	$790	$3,335	$813	$9,852

	December 31, 2018
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$1	$144	$2,902
Farmland	—	—	—	2,391
Non Farm, Non Residential	—	—	—	81
Agriculture	—	—	—	355
All Other Commercial	—	—	—	1,122
Residential
First Liens	581	3,327	531	3,393
Home Equity	41	—	—	75
Junior Liens	53	55	—	86
Multifamily	—	—	—	—
All Other Residential	—	—	—	64
Consumer
Motor Vehicle	177	1	—	125
All Other Consumer	—	268	349	380
TOTAL	$852	$3,652	$1,024	$10,974

The loss share agreement with the FDIC has ended. There were $19 thousand included in loans past due over 90 days still on accrual at December 31, 2018. There were $91 thousand of covered loans included in non-accrual loans at December 31, 2018. There were no covered loans at December 31, 2018 that were deemed impaired.

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2019
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$988	$116	$832	$1,936	$601,368	$603,304
Farmland	—	5	2,100	2,105	136,959	139,064
Non Farm, Non Residential	60	—	—	60	409,728	409,788
Agriculture	493	—	—	493	159,886	160,379
All Other Commercial	75	47	29	151	278,592	278,743
Residential
First Liens	1,386	1,443	1,364	4,193	410,637	414,830
Home Equity	326	25	11	362	69,537	69,899
Junior Liens	355	101	126	582	53,078	53,660
Multifamily	—	—	—	—	163,803	163,803
All Other Residential	—	—	—	—	7,318	7,318
Consumer
Motor Vehicle	4,629	801	251	5,681	337,055	342,736
All Other Consumer	132	32	10	174	32,393	32,567
TOTAL	$8,444	$2,570	$4,723	$15,737	$2,660,354	$2,676,091

	December 31, 2018
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,017	$420	$345	$1,782	$518,239	$520,021
Farmland	515	8	2,136	2,659	104,981	107,640
Non Farm, Non Residential	—	—	57	57	188,706	188,763
Agriculture	41	—	347	388	148,345	148,733
All Other Commercial	30	3	—	33	208,633	208,666
Residential
First Liens	3,365	429	1,473	5,267	231,684	236,951
Home Equity	155	8	110	273	39,378	39,651
Junior Liens	132	225	63	420	49,111	49,531
Multifamily	—	—	—	—	109,609	109,609
All Other Residential	—	9	15	24	9,146	9,170
Consumer
Motor Vehicle	4,766	609	177	5,552	309,238	314,790
All Other Consumer	208	7	12	227	27,456	27,683
TOTAL	$10,229	$1,718	$4,735	$16,682	$1,944,526	$1,961,208

During the three and nine months ended September 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$127	$3,797	$617	$4,541
Added	—	—	73	73
Charged Off	—	—	(35)	(35)
Payments	(110)	(300)	(42)	(452)
September 30,	$17	$3,497	$613	$4,127

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$145	$4,043	$618	$4,806
Added	—	122	236	358
Charged Off	—	(16)	(81)	(97)
Payments	(128)	(652)	(160)	(940)
September 30,	$17	$3,497	$613	$4,127

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	2,577	3,607	635	6,819
Added	—	538	94	632
Charged Off	—	—	(7)	(7)
Payments	(2,374)	(165)	(58)	(2,597)
September 30,	203	3,980	664	4,847

		2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	2,709	3,611	714	7,034
Added	—	751	237	988
Charged Off	—	(16)	(83)	(99)
Payments	(2,506)	(366)	(204)	(3,076)
September 30,	203	3,980	664	4,847

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2019 or 2018 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended September 30, 2019 and 2018 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and 2018. The Corporation has not committed to lend additional amounts as of September 30, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and nine months ended September 30, 2019 and 2018 were of restructurings that had occurred in the previous 12 months.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	September 30, 2019
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$550,274	$18,205	$26,901	$4	$6,228	$601,612
Farmland	121,097	7,472	8,354	—	10	136,933
Non Farm, Non Residential	390,707	5,469	12,577	—	622	409,375
Agriculture	125,250	4,239	27,654	—	568	157,711
All Other Commercial	269,763	4,123	155	—	3,330	277,371
Residential
First Liens	193,626	1,142	4,540	—	214,651	413,959
Home Equity	18,375	—	452	—	51,008	69,835
Junior Liens	2,895	67	185	76	50,318	53,541
Multifamily	161,976	1,440	—	—	21	163,437
All Other Residential	—	—	13	—	7,271	7,284
Consumer
Motor Vehicle	3,224	—	470	—	337,630	341,324
All Other Consumer	3,691	—	33	—	28,699	32,423
TOTAL	$1,840,878	$42,157	$81,334	$80	$700,356	$2,664,805

	December 31, 2018
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$472,008	$20,600	$18,374	$—	$7,428	$518,410
Farmland	90,367	7,587	7,783	—	19	105,756
Non Farm, Non Residential	170,757	5,442	10,439	—	1,695	188,333
Agriculture	118,952	10,010	16,637	—	457	146,056
All Other Commercial	198,302	43	6,777	—	2,675	207,797
Residential
First Liens	43,915	1,043	3,504	—	187,685	236,147
Home Equity	963	—	148	—	38,471	39,582
Junior Liens	1,983	74	224	76	47,060	49,417
Multifamily	109,361	—	—	—	17	109,378
All Other Residential	—	—	15	—	9,131	9,146
Consumer
Motor Vehicle	—	—	627	—	312,863	313,490
All Other Consumer	—	—	34	—	27,517	27,551
TOTAL	$1,206,608	$44,799	$64,562	$76	$635,018	$1,951,063

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2019
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$105,115	$2,205	$(44)	$107,276
Mortgage Backed Securities - residential	214,486	2,558	(308)	216,736
Mortgage Backed Securities - commercial	24,193	231	—	24,424
Collateralized mortgage obligations	306,699	2,243	(904)	308,038
State and municipal obligations	257,889	11,842	(75)	269,656
Municpal taxable	731	1	—	732
U.S. Treasury	9,471	7	—	9,478
Collateralized debt obligations	7	3,597	—	3,604
TOTAL	$918,591	$22,684	$(1,331)	$939,944

	December 31, 2018
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$25,617	$218	$(471)	$25,364
Mortgage Backed Securities-residential	182,050	723	(4,030)	178,743
Collateralized mortgage obligations	352,823	217	(9,424)	343,616
State and municipal obligations	232,457	2,767	(1,289)	233,935
Collateralized debt obligations	137	3,121	—	3,258
TOTAL	$793,084	$7,046	$(15,214)	$784,916

Contractual maturities of debt securities at September 30, 2019 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$17,600	$17,633
Due after one but within five years	64,741	65,565
Due after five but within ten years	73,343	75,416
Due after ten years	217,529	232,132
	373,213	390,746
Mortgage-backed securities and collateralized mortgage obligations	545,378	549,198
TOTAL	$918,591	$939,944

There were $6 thousand and $24 thousand in gross gains and zero and $6 thousand in losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018 there were $3 thousand and $5 thousand in gross gains and no losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$9,362	$(44)	$—	$—	$9,362	$(44)
Mortgage Backed Securities - Residential	$34,500	$(129)	$22,585	$(179)	$57,085	$(308)
Collateralized mortgage obligations	60,615	(186)	65,977	(718)	126,592	(904)
State and municipal obligations	11,015	(37)	459	(38)	11,474	(75)
U.S. Treasury	1,993	—	—	—	1,993	—
Total temporarily impaired securities	$117,485	$(396)	$89,021	$(935)	$206,506	$(1,331)

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government Agencies	$3,052	$(4)	$11,356	$(467)	$14,408	$(471)
Mortgage Backed Securities - Residential	$39,997	$(553)	$111,423	$(3,477)	$151,420	$(4,030)
Collateralized mortgage obligations	52,838	(455)	241,373	(8,969)	294,211	(9,424)
State and municipal obligations	34,229	(276)	41,742	(1,013)	75,971	(1,289)
Total temporarily impaired securities	$130,116	$(1,288)	$405,894	$(13,926)	$536,010	$(15,214)

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

Gross unrealized losses on investment securities were $1.3 million as of September 30, 2019 and $15.2 million as of December 31, 2018. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

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

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018	2019	2018
Beginning balance	$2,974	$2,974	$2,974	$7,132
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—	—	—
Reductions for securities called during the period	—	—	—	(4,158)
Ending balance	$2,974	$2,974	$2,974	$2,974

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2019
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$107,276	$—	$107,276
Mortgage Backed Securities-residential	—	216,736	—	216,736
Mortgage Backed Securities-commercial	—	24,424	—	24,424
Collateralized mortgage obligations	—	308,038	—	308,038
State and municipal	—	267,091	2,565	269,656
Municipal taxable	—	732	—	732
U.S. Treasury	—	9,478	—	9,478
Collateralized debt obligations	—	—	3,604	3,604
TOTAL	$—	$933,775	$6,169	$939,944
Derivative Assets		1,099
Derivative Liabilities		(1,099)

	December 31, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$25,364	$—	$25,364
Mortgage Backed Securities-residential	—	178,743	—	178,743
Mortgage Backed Securities-commercial	—	—	—	—
Collateralized mortgage obligations	—	343,616	—	343,616
State and municipal	—	230,800	3,135	233,935
Collateralized debt obligations	—	—	3,258	3,258
TOTAL	$—	$778,523	$6,393	$784,916
Derivative Assets		218
Derivative Liabilities		(218)

There were no transfers between Level 1 and Level 2 during 2019 and 2018.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$2,890	$3,333	$6,223
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	315	315
Transfers	—	—	—
Settlements	(325)	(44)	(369)
Ending balance, September 30	$2,565	$3,604	$6,169

	Nine Months Ended September 30, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	476	476
Transfers	—	—	—
Settlements	(570)	(130)	(700)
Ending balance, September 30	$2,565	$3,604	$6,169

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2018
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,840)	(2,840)
Purchases	—	—	—
Settlements	(545)	(8,507)	(9,052)
Ending balance, December 31	$3,135	$3,258	$6,393

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2019.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,565	Discounted cash flow	Discount rate Probability of default	2.87%-4.44% 0%
Other real estate	$3,717	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$120	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2018.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate Probability of default	2.64%-4.80% 0%
Other real estate	$603	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	1,639	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $120 thousand, after a valuation allowance of $33 thousand at September 30, 2019 and at a fair value of $1.6 million, net of a valuation allowance of $737 thousand at December 31, 2018. The impact to the provision for loan losses for the three and nine months ended September 30, 2019 and for the twelve months ended December 31, 2018 was a $625 thousand decrease, a $704 thousand decrease and a $112 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2019 with a value of $3.7 million was reduced $97 thousand for fair value adjustment. At September 30, 2019 other real estate owned was comprised of $3.5 million from commercial loans and $207 thousand from residential loans. Other real estate owned at December 31, 2018 with a value of $603 thousand was reduced $598 thousand for fair value adjustment. At December 31, 2018 other real estate owned was comprised of $171 thousand from commercial loans and $432 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recurring basis, as of September 30, 2019 and December 31, 2018, which are all considered Level 3.

September 30, 2019
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$153	$33	$120
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$153	$33	$120

December 31, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,819	$593	$1,226
Farmland	211	44	167
Non Farm, Non Residential	—	—	—
Agriculture	346	100	246
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,376	$737	$1,639

The carrying amounts and estimated fair value of financial instruments at September 30, 2019 and December 31, 2018, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$80,193	$22,625	$57,568	$—	$80,193
Federal funds sold	—	—	—	—	—
Securities available-for-sale	939,944	—	933,775	6,169	939,944
Restricted stock	13,624	n/a	n/a	n/a	n/a
Loans, net	2,648,677	—	—	2,674,336	2,674,336
Accrued interest receivable	18,735	—	5,180	13,555	18,735
Deposits	(3,220,122)	—	(3,210,216)	—	(3,210,216)
Short-term borrowings	(90,852)	—	(90,852)	—	(90,852)
Accrued interest payable	(1,790)	—	(1,790)	—	(1,790)

	December 31, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,388	$23,418	$50,970	$—	$74,388
Securities available-for-sale	784,916	—	778,523	6,393	784,916
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,933,552	—	—	1,889,795	1,889,795
Accrued interest receivable	13,970	—	3,005	10,965	13,970
Deposits	(2,436,727)	—	(2,426,128)	—	(2,426,128)
Short-term borrowings	(69,656)	—	(69,656)	—	(69,656)
Accrued interest payable	(609)	—	(609)	—	(609)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	September 30, 2019	December 31, 2018
Federal Funds Purchased	$11,126	$43,250
Repurchase Agreements	79,726	26,406
	$90,852	$69,656

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2019
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$70,382	$—	$—	$9,344	$79,726

	December 31, 2018
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,870	$6,307	$8,683	$546	$26,406

6.	Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$304	$347	$9	$10	$913	$1,041	$26	$31
Interest cost	866	798	36	33	2,599	2,395	109	98
Expected return on plan assets	(896)	(991)	—	—	(2,689)	(2,972)	—	—
Net amortization of prior service cost	—	—	—	—	1	1	—	—
Net amortization of net (gain) loss	389	362	(4)	—	1,168	1,085	(12)	—
Net Periodic Benefit Cost	$663	$516	$41	$43	$1,992	$1,550	$123	$129

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2018 that it expected to contribute $1.8 million and $814 thousand respectively to its Pension Plan and ESOP and $233 thousand to the Post Retirement Health Benefits Plan in 2019. Contributions of $1,767 thousand have been made to the Pension Plan thus far in 2019. Contributions of $188 thousand have been made through the first nine months of 2019 for the Post Retirement Health Benefits plan. No contributions have been made in 2019 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2019 and 2018 there has been $1.1 million and $1.3 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

Recent Accounting Pronouncements:

In June 2016 ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), was issued and requires entities to use a current expected credit loss ("CECL") model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. Management initiated an implementation committee to assist in assessing data and system needs for the new standard. Management has loaded a model and is planning to run parallel calculations in the fourth quarter. Management anticipates the effect will be an increase to the allowance for loan losses upon adoption, however, the overall increase is uncertain at this time.

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

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2019	2018	2019	2018
Non-interest income
Service charges on deposits	$3,673	$3,386	$9,787	$9,874
Asset management fees	1,353	1,009	3,559	3,411
Interchange income	105	79	264	218
Net gains on sales of loans (a)	865	617	1,781	1,458
Loan servicing fees (a)	541	418	1,238	1,209
Net gains/(losses) on sales of securities (a)	6	3	18	5
Other service charges and fees (a)	2,491	2,331	7,322	7,058
Other (b)	712	1,066	3,156	6,740
Total non-interest income	$9,746	$8,909	$27,125	$29,973
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2019 and September 30, 2018, totaling $2 thousand and $(1) thousand, respectively, and for the nine months ended for the same periods, totaling $(40) thousand and $19 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.	Acquisitions, Divestitures and FDIC Indemnification Asset

On July 27, 2019, the Corporation completed its acquisition of HopFed Bancorp, Inc. and its banking subsidiary, Heritage Bank. Therefore, the results of HopFed have been included in the results of operations beginning on July 27, 2019. Pursuant to the terms of the merger agreement, each issued and outstanding share of HopFed common stock, $0.01 par value per share, was converted into the right to receive, at the stockholder's election, either (or a combination of) 0.444 shares of Corporation common stock, without par value, or $21.00 in cash, subject to proration provisions specified in the merger agreement that provide for an aggregate split of 50% of shares of HopFed Common Stock being exchanged for Corporation Common Stock and 50% for cash, with cash to be paid in lieu of fractional shares. Each outstanding share of Corporation common stock remained outstanding and was unaffected by the merger. Acquisition-related costs of $2.9 million are included in the Corporation's income statement for the nine months ended September 30, 2019.

Goodwill of $41.1 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

(Dollar amounts in thousands)	HopFed
Consideration
Cash consideration	$67,348
Stock consideration	61,878

Fair value of total consideration transferred	$129,226

Assets acquired
Cash	$34,518
Investment securities available-for-sale	185,544
Federal Home Loan Bank stock	4,428
Loans	657,179
Premises and equipment	25,316
Core deposit intangibles	10,369
Other real estate owned	3,364
Other assets	6,596
Total assets acquired	927,314

Liabilities assumed
Deposits	735,526
FHLB advances	20,775
Other borrowings	75,783
Other liabilities	7,066
Total liabilities assumed	839,150

Net identifiable assets	88,164

Goodwill	$41,062

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to guidance relating to purchase credit impaired loans, which have shown evidence of credit deterioration since origination.

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2019. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Nine months ended September 30, 2019
(Dollar amounts in thousands, except per share data)	2019	2018

Net interest income	$95,237	$86,984
Net income	$28,226	$35,527
Basic and diluted earnings per share	$2.24	$2.90

The Bank was party to a loss sharing agreement with the FDIC as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95 percent of the losses. The loss-sharing agreement was subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that were subject to the loss-sharing agreement with the FDIC were referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $19.4 million for losses and carrying expenses and carried an immaterial balance in the indemnification asset. The balance of loans that were covered by the loss share agreement at September 30, 2019 and December 31, 2018 totaled $2.8 million and $3.2 million, respectively. The agreement expired on July 2, 2019.

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

Purchase credit impaired loans purchased during the nine months ending September 30, 2019, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollar amount in thousands)	2019
Contractually required payments receivable of loans purchased during the year:
Commercial	$16,530
Consumer	391
$16,921

Fair value of acquired loans at acquisition	$8,870

The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at September 30, 2019 and 2018 are shown in the following tables:

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$1,458	$—	$1,458
Loans added	8,610	260	8,870
Discount accretion	—	—	—
Disposals	(35)	—	(35)
ASC 310-30 Loans, September 30,	$10,033	$260	$10,293

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,530	$—	$1,530
Loans added	8,610	260	8,870
Discount accretion	—	—	—
Disposals	(107)	—	(107)
ASC 310-30 Loans, September 30,	$10,033	$260	$10,293

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, July 1,	$1,598	$—	$1,598
Discount accretion	—	—	—
Disposals	(16)	—	(16)
ASC 310-30 Loans, September 30,	$1,582	$—	$1,582

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,896	$—	$1,896
Discount accretion	—	—	—
Disposals	(314)	—	(314)
ASC 310-30 Loans, September 30,	$1,582	$—	$1,582

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2019 and 2018.

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$12,460	$(16,742)	$(4,282)
Change in other comprehensive income (loss) before reclassification	4,128	—	4,128
Amounts reclassified from accumulated other comprehensive income	(4)	303	299
Net current period other comprehensive income (loss)	4,124	303	4,427
Ending balance, September 30,	$16,584	$(16,439)	$145

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income (loss) before reclassification	22,702	—	22,702
Amounts reclassified from accumulated other comprehensive income	(13)	910	897
Net current period other comprehensive income (loss)	22,689	910	23,599
Ending balance, September 30,	$16,584	$(16,439)	$145

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(9,625)	$(19,264)	$(28,889)
Change in other comprehensive income (loss) before reclassification	(3,700)	—	(3,700)
Amounts reclassified from accumulated other comprehensive income	(2)	281	279
Net current period other comprehensive income (loss)	(3,702)	281	(3,421)
Ending balance, September 30,	$(13,327)	$(18,983)	$(32,310)

	Unrealized
	gains and	2018
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income (loss) before reclassification	(16,079)	—	(16,079)
Amounts reclassified from accumulated other comprehensive income	(4)	843	839
Net current period other comprehensive income (loss)	(16,083)	843	(15,240)
ASU 2018-02 adjustment	498	(2,864)	(2,366)
Ending balance, September 30,	$(13,327)	$(18,983)	$(32,310)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2019	Change	9/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$9,998	$3,888	$13,886
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,462	236	2,698
Total unrealized loss on securities available-for-sale	$12,460	$4,124	$16,584
Unrealized gain (loss) on retirement plans	(16,742)	303	(16,439)
TOTAL	$(4,282)	$4,427	$145

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	9/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$22,332	$13,886
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	357	2,698
Total unrealized gain (loss) on securities available-for-sale	$(6,105)	$22,689	$16,584
Unrealized loss on retirement plans	(17,349)	910	(16,439)
TOTAL	$(23,454)	$23,599	$145

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2018	Change	9/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(11,592)	$(3,710)	$(15,302)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	1,967	8	1,975
Total unrealized gain (loss) on securities available-for-sale	$(9,625)	$(3,702)	$(13,327)
Unrealized loss on retirement plans	(19,264)	281	(18,983)
TOTAL	$(28,889)	$(3,421)	$(32,310)

	Balance at	Current Period	ASU 2018-02	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	Adjustment	9/30/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(11,067)	$(2,864)	$(15,302)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,654)		1,975
Total unrealized income (loss) on securities available-for-sale	$2,258	$(12,721)	$(2,864)	$(13,327)
Unrealized gain (loss) on retirement plans	(16,962)	(2,519)	498	(18,983)
TOTAL	$(14,704)	$(15,240)	$(2,366)	$(32,310)

	Three Months Ended September 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$6	Net securities gains (losses)
on available-for-sale	(2)	Income tax expense
securities	$4	Net of tax

Amortization of	$(389)	(a) Salary and benefits
retirement plan items	86	Income tax expense
	$(303)	Net of tax
Total reclassifications for the period	$(299)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$18	Net securities gains (losses)
on available-for-sale	(5)	Income tax expense
securities	$13	Net of tax

Amortization of	$(1,168)	(a) Salary and benefits
retirement plan items	258	Income tax expense
	$(910)	Net of tax
Total reclassifications for the period	$(897)	Net of tax

	Three Months Ended September 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$3	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$2	Net of tax

Amortization of	$(362)	(a) Salary and benefits
retirement plan items	81	Income tax expense
	$(281)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(1,085)	(a) Salary and benefits
retirement plan items	242	Income tax expense
	$(843)	Net of tax
Total reclassifications for the period	$(839)	Net of tax

11.	Leases

The Corporation leases certain branches under operating leases. At September 30, 2019, the Corporation had lease liabilities totaling $6,193,000 and right-of-use assets totaling $6,184,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended September 30, 2019, the weighted average remaining lease term for operating leases was 11.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Nine Months Ended September 30, 2019
Operating lease cost	$698
Short-term lease cost	42
Variable lease cost	54
Total lease cost	$794

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	670
Right-of-use assets obtained in exchange for new operating lease liabilities	6,643

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(Dollar amounts in thousands)	September 30, 2019
Twelve Months Ended September 30,
2020	$843
2021	761
2022	763
2023	735
2024	650
Thereafter	3,583
Total Future Minimum Lease Payments	7,335
Amounts Representing Interest	(1,142)
Present Value of Net Future Minimum Lease Payments	$6,193

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

Summary of Operating Results

Net income for the three months ended September 30, 2019 was $12.3 million, compared to $11.3 million for the same period of 2018. Basic earnings per share decreased to $0.93 for the first quarter of 2019 compared to $0.92 for the same period in 2018. Return on Assets and Return on Equity were 1.33% and 9.97% respectively, for the three months ended September 30, 2019 compared to 1.53% and 10.58% for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $34.5 million, compared to $35.5 million for the same period of 2018. Basic earnings per share decreased to $2.74 for the first nine months of 2019 compared to $2.90 for same period of 2018. Return on Assets and Return on Equity were 1.42% and 9.74% respectively, for the nine months ended September 30, 2019 compared to 1.59% and 11.23% for the nine months ended September 30, 2018.These quarterly comparisons and the ones following include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $927 million, including $675 million in loans. The acquisition also included $736 million in deposits. Acquisition related expenses from the transaction are also included in the expenses in each quarterly comparison.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $5.2 million in the three months ended September 30, 2019 to $34.0 million from $28.8 million in the same period in 2018. The net interest margin for the three months ended September 30, 2019 is 4.04% compared to 4.29% for the same period of 2018, a 5.83% decrease. Net interest income increased $6.2 million in the nine months ended September 30, 2019 to $93.2 million from $87.0 million in the same period in 2018. The net interest margin for the nine months ended September 30, 2019 is 4.21% compared to 4.31% for the same period in 2018. A second quarter 2018 recovery of fees on nonaccrual increased interest income $2.4 million.

Non-Interest Income

 Non-interest income for the three months ended September 30, 2019 was $9.7 million compared to $8.9 million for the same period of 2018. Non-interest income for the nine months ended September 30, 2019 was $27.1 million compared to $30.0 million for the same period of 2018. A second quarter 2018 recovery of previous other-than-temporary impairment increased non-interest income $4.2 million in 2018.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2019 was $27.4 million compared to $22.3 million for the same period in 2018. The Corporation’s non-interest expense for the nine months ended September 30, 2019 increased by $6.4 million to $74.6 million compared to the same period in 2018.

Allowance for Loan Losses

The Corporation’s provision for loan losses remained stable when comparing $1.5 million for third quarter of 2019 to $1.5 million for the same period of 2018. Net charge offs for the third quarter of 2019 were $2.0 million compared to $1.2 million for the same period of 2018. The provision for loan losses decreased $1.1 million to $3.2 million for the nine months ended September 30, 2019 compared to $4.3 million for the same period of 2018. Net charge offs for the first nine months of 2019 decreased $69 thousand to $3.8 million compared to the same period of 2018. Loans acquired in a business combination are recorded at fair value and therefore do not have an allowance recorded. Thus the loans acquired from HopFed have no allowance related to that loan portfolio. Loan allowance will not be recorded on the HopFed loan portfolio, unless there is additional deterioration in the future. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2019 decreased from the same period in 2018.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $14.4 million at September 30, 2019 compared to $16.6 million at December 31, 2018. Nonperforming loans decreased 11.1% compared to $16.2 million as of September 30, 2018. A summary of non-performing loans at September 30, 2019 and December 31, 2018 follows:

	(000's)
	September 30, 2019	December 31, 2018
Non-accrual loans	$9,533	$10,974
Accruing restructured loans	3,320	3,702
Nonaccrual restructured loans	807	1,104
Accruing loans past due over 90 days	744	798
	$14,404	$16,578
Ratio of the allowance for loan losses
as a percentage of non-performing loans	137.5%	123.3%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2019	December 31, 2018
Non-accrual loans
Commercial loans	$5,547	$6,851
Residential loans	3,456	3,618
Consumer loans	530	505
	$9,533	$10,974
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	567	630
Consumer loans	177	168
	$744	$798

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2019. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.63% over the next 12 months and increase 5.47% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.81% over the next 12 months and decrease 6.91% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-6.25%	-10.97%	-15.62%
Down 100	-3.81	-6.91	-9.95
Up 100	2.63	5.47	8.75
Up 200	2.67	8.16	14.70
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

     Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $17.8 million of investments that mature throughout the next 12 months. The Corporation also anticipates $140 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $38.9 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2019 to the same period in 2018, loans, net of deferred loan costs, have increased $726 million to $2.7 billion. Deposits increased 33.8% to $3.2 billion at September 30, 2019 compared to September 30, 2018. Shareholders' equity increased 30.1% or $128.8 million. This financial performance increased book value per share 16.3% to $40.59 at September 30, 2019 from $34.91 at September 30, 2018. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding. These comparisons include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $926 million, including $675 million in loans. The acquisition also included $736 million in deposits.

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
The ratios for September 30, 2019 were impacted by the acquisition of HopFed Bancorp, which impacted both capital and total assets.

	September 30, 2019	December 31, 2018	To Be Well Capitalized
Common equity tier 1 capital
Corporation	15.09%	18.48%	N/A
First Financial Bank	14.76%	17.99%	6.50%
Total risk-based capital
Corporation	15.72%	19.36%	N/A
First Financial Bank	15.27%	18.71%	10.00%
Tier I risk-based capital
Corporation	15.09%	18.48%	N/A
First Financial Bank	14.76%	17.99%	8.00%
Tier I leverage capital
Corporation	13.07%	14.59%	N/A
First Financial Bank	12.77%	14.19%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2019 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2019	—	—	N/A	N/A
August 1-31, 2019	—	—	—	—
September 1-30, 2019	—	—	—	—
Total	—	—	—	71,882

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2019, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 3, 2019.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, dated January 28, 2109, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 1, 2019.
10.14*	Employment Agreement for Rodger A. McHargue, dated January 28, 2019, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed February 1, 2019.
10.15*	Employment Agreement for Steven H. Holliday, dated January 28, 2019, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed February 1, 2019.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated January 28, 2019, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed February 1, 2019.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 by Principal Executive Officer, dated November 7, 2019.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 by Principal Financial Officer, dated November 7, 2019.
32.1
Certification, dated November 7, 2019, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2019.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2019, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 7, 2019	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	November 7, 2019	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)