Form 10-K
period 2019-12-31
FIRST FINANCIAL CORP /IN/
filed 2020-03-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $457,533,380. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2020—13,753,790 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 15, 2020 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2019 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2019 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2019 the Corporation and its subsidiaries had 957 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates ten full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; three in Knox County, Ind.; four in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; four in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; three in McLean County, Ill.; two in Richland County, Ill.; six in Vermilion County, Ill.; one in Wayne County, Ill; two in Calloway County, Kentucky; three in Christian County, Ky; two in Fulton County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; three in Cheatham County, Tennessee; one in Houston County, Tn; and three in Montgomery County, Tn. There are three loan production offices, one in Marion County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. First Chanticleer Corporation has one building located in Terre Haute, Indiana. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

COMPETITION

First Financial Bank and Morris Plan face competition from other financial institutions. These competitors consist of commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions.

The Corporation's business activities are centered in west-central Indiana, east-central Illinois, western Kentucky, and middle and western Tennessee. The Corporation has no foreign activities other than periodically investing available funds in time deposits held in foreign branches of domestic banks.

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

Fully phased in on January 1, 2019, the Basel III Capital Rules require the Corporation and its banking subsidiaries to maintain:

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

•	7.00% CET1 to risk-weighted assets;

•	8.50% Tier 1 capital to risk-weighted assets; and

•	10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2019, are shown below:

•	15.51% CET1 to risk-weighted assets;

•	15.51% Tier 1 capital to risk-weighted assets;

•	16.16% Total capital to risk-weighted assets; and

•	12.04% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2019, are shown below:

•	15.40% CET1 to risk-weighted assets;

•	15.40% Tier 1 capital to risk-weighted assets;

•	15.91% Total capital to risk-weighted assets; and

•	11.93% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2019, are shown below:

•	28.12% CET1 to risk-weighted assets;

•	28.12% Tier 1 capital to risk-weighted assets;

•	29.41% Total capital to risk-weighted assets; and

•	27.37% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $683 thousand and Morris Plan paid a total FDIC assessment of $10 thousand in 2019.

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

The Corporation believes that, as of December 31, 2019, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

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

 An investment in the Corporation involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, reputational, and strategic risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, you could lose all or part of your investment, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are the most significant risks and uncertainties that management believes could adversely affect our financial results and condition, as well as the value of, and return on, an investment in the Corporation. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.

Risks Related to Economic and Market Conditions

Economic conditions have affected and could adversely affect our revenue and profits.

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. An economic downturn or sustained, high unemployment levels, decreased investor or business confidence, trade wars and the imposition of tariffs on goods purchased or sold by our customers, the effect of a pandemic, epidemic, or outbreak of an infectious disease on our customers, stock market volatility, and other factors beyond our control may have a negative effect on the ability of our borrowers to make timely repayments of their loans (thereby, increasing the risk of loan defaults and losses), the value of collateral securing those loans, demand for loans and other products and services we offer, and our deposit levels and composition. As a result, our operating results could be negatively impacted.

Geographic concentration of the Corporation’s markets makes our business highly susceptible to local economic conditions and a downturn in local economic conditions may adversely affect our business.

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana, east central Illinois, western Kentucky, and middle and western Tennessee, and most of our customers are located in these markets. The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following, which may adversely affect our business:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	an increase in our allowance for loan losses;

•	a decrease in the demand for our products and services;

•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage;

•	a decrease in net worth and liquidity of loan guarantors, which may impair their ability to honor guarantees made to us; and

•	a decrease in deposits balances.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) of the Federal Reserve kept the target federal funds rate between 0% to 0.25% to help the overall U.S. economy. Beginning in late 2015 and continuing through 2018, the FOMC steadily increased the target federal funds rate up to between 2.25% to 2.5%. In 2019, the FOMC decreased rates on three separate occasions for a total decrease of 75 basis points, resulting in a target federal funds rate between 1.5% to 1.75%. The FOMC decreased the target federal funds rate in response to economic uncertainty, and indicated possible further decreases, which will likely be influenced by global economic and financial developments and inflationary pressures.

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

Changes to the London Inter-Bank Offered Rate (“LIBOR”) may adversely impact the value of, and the return on, our financial instruments that are indexed to LIBOR.

The Corporation and its subsidiaries have financial instruments which have a rate indexed to LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is uncertain at this time whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

As a result of this announcement, regulators, industry groups, and committees have, among other things, published recommended fallback language for financial instruments indexed to LIBOR, identified and recommended alternatives to LIBOR, and proposed implementations of the recommended alternatives in floating-rate financial instruments. For example, in June 2017, the Alternative Reference Rate Committee, a committee of private-market derivative participants and their regulators convened by the Federal Reserve to identity alternative reference interest rates, announced a Secured Overnight Funding Rate, a broad Treasuries overnight repurchase agreement (repo) financing rate, as its preferred alternative to U.S. dollar LIBOR. It is currently unknown whether any of these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what effect of their implementation may have on the markets for floating-rate financial instruments. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR and the value of financial instruments indexed to LIBOR in our portfolio and may impact the availability and cost of hedging instruments and borrowings.

Transition from LIBOR could create considerable costs and additional risk for us. Since proposed alternative reference rates are calculated differently, payments under contracts indexed to new rates will differ from those indexed to LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Further, our failure to adequately manage this transition process with our customers could impact our reputation and may subject us to disputes or litigation with our customers over the appropriateness or comparability to LIBOR of the substitute indices. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

When we loan money, commit to loan money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.

As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses that are inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective, and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. There is the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit, and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an adverse effect on our business, results of operations, and financial condition.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If these events or circumstances were to occur, it could result in a potential loss of revenue and have an adverse effect on our business, results of operations, and financial condition.

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

The implementation of CECL, including the design and maintenance of related internal controls over financial reporting, will require a significant amount of time and resources which may have a material impact on our results of operations, and we anticipate will require us to increase our allowance for credit losses.

The Financial Accounting Standards Board has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or (“CECL”), requires us to determine periodic estimates of lifetime expected credit losses on financial assets, and recognize the expected credit losses as allowances for credit losses. This changes the current method of providing allowances for credit losses that are probable, which we anticipate will require us to increase our allowance for credit losses and may introduce increased volatility in the level of our allowance for credit losses. A material increase in the level of our allowance for credit losses could adversely affect our capital levels, financial condition, and results of operations. Our CECL implementation initiative has increased the amount of data and assumptions we need to collect and review to determine the appropriate level of the allowance for credit losses. A significant amount of time and resources has been spent and will continue to be spent in order to implement CECL effectively, including the design and implementation of related adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

The Corporation operates in a highly competitive industry and market, and our business will suffer if we are unable to compete effectively.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Our competitors include banks, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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
As of December 31, 2019, approximately 60% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation’s accounting estimates and risk management processes rely on analytical and forecasting models, which, if inadequate, may result in a material adverse effect on our business, financial condition, or results of operation.

The processes the Corporation uses to estimate its loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value of our financial instruments are inadequate, the fair value of our financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of our financial instruments. Any failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

The Corporation’s banking subsidiaries are community banks and their reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results, may be materially adversely affected.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our business.

Our success depends, in large part, on our ability to attract and retain key personnel. Key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate our business, including major revenue producing functions, such as loan and deposit generation. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of accounts managed by key personnel could have a material adverse impact on our business.

Our operational systems and networks are subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation, or the disclosure of confidential information.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. Additionally, as part of our business, we collect, process, and retain personal, proprietary, and confidential information regarding our customers. The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational or business services disruptions. Any security breach could result in the misappropriation, loss, or unauthorized disclosure of sensitive customer information, severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations, and have a material adverse effect on our business.

We also rely on the integrity and security of a variety of third party processors and payment, clearing, and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber-attacks and identity theft. Large scale identity theft could result in customers’ accounts being compromised and fraudulent activities being performed in their name, which could negatively affect our reputation or result in litigation and, consequently, negatively affect our results of operation.

The occurrence of cybersecurity incidents across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations. These laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation.

The occurrence of a cybersecurity incident involving us, third party service providers, or our customers, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Any of these events could have a material adverse effect on our financial condition and results of operations.

We rely on external vendors, which could expose the Corporation to additional operational risks.

The Corporation relies on external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, strategic focus, or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

New lines of business or new products and services may subject the Corporation to additional risks.

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Corporation’s internal operations are subject to isks, including, but not limited to, data processing system failures and errors, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated.  As a result, the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

The Corporation may be adversely affected by the soundness of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. These losses could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings.

The Corporation forecloses on collateral property from time to time to protect its interests and thereafter owns and operates foreclosed property, in which case it is exposed to the risks inherent in the ownership of real estate. The amount that the Corporation, as a mortgagee, may realize after a default is dependent upon factors outside of its control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations, and fiscal policies; and (x) natural disasters. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from the real property, and the Corporation may have to advance funds in order to protect its interests, or it may be required to dispose of the real property at a loss. These expenditures and costs could adversely affect the Corporation’s ability to generate revenues, resulting in reduced levels of profitability.

The Corporation’s earnings may be adversely impacted due to environmental liabilities associated with lending activities.

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing loans which have defaulted. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation may become subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as the Corporation, rely on technology companies to provide information technology products and services necessary to support the Corporation’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Corporation’s vendors, or other individuals or companies, may claim to hold intellectual property sold or licensed to the Corporation by its vendors. Intellectual property claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of alleged patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation, which may be expensive, time-consuming, disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. The Corporation may also consider entering into licensing agreements for disputed intellectual property, however, these license agreements may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments in amounts that could have a material adverse effect on its business, financial condition, and results of operations.

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

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•
the time and costs associated with identifying and evaluating potential new markets, hiring experienced local management, and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

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

Difficulties in combining the operations of acquired entities with our operations may prevent us from achieving the expected benefits from acquisitions.

We may not be able to fully achieve the strategic objectives and operating efficiencies expected in an acquisition, including our acquisition of HopFed Bancorp, Inc. and its banking subsidiary, Heritage Bank USA, Inc., in July 2019. Inherent uncertainties exist in integrating the operations of an acquired entity. We may lose customers and/or key personnel and incur disruption of ongoing business as a result of an acquisition. We may experience greater than expected costs or difficulties relating to the integration of operations and may not realize expected cost savings within the expected time frame, if at all. If integration is unsuccessful or does not occur in the manner anticipated by management it could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2019, the Corporation had $89 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation relies on dividends from its subsidiaries for most of its revenue.

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

Risks Related to the Legal and Regulatory Environment

We operate in a highly regulated environment and the regulatory framework to which we are subject may adversely affect our results of operations.

The Corporation, the Bank, and the Morris Plan operate in a highly regulated environment and we are subject to extensive regulation, supervision, and examination by the Federal Reserve, the OCC, and the FDIC and DFI, respectively. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not our shareholders. Further, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and the Morris Plan and to commit resources to support our subsidiary banks if needed. This regulatory framework affects our lending practices, capital structure, investment practices, and growth, among other things.

If, as a result of an examination, a banking regulatory were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors, and, if it is concluded that these conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us or failure to comply with applicable laws and regulations could have an adverse effect on our reputation, business, financial condition, and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, regulatory structure, financial condition, and/or results of operations.

Since the 2007-2008 financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. These changes and increased scrutiny may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of federal and state laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations.

The Basel III capital rules may require us to retain higher capital levels, impacting our ability to pay dividends, repurchase our stock, or pay discretionary bonuses.

The Federal Reserve, the FDIC, and the OCC adopted final rules for the Basel III capital framework which became effective on January 1, 2015. These rules substantially amended the regulatory risk-based capital rules formerly applicable to the Corporation and its banking subsidiaries. The rules have been phased in over time beginning in 2015 and became fully phased-in in 2019. The rules provide for minimum capital ratios of (i) common equity Tier 1 risk-weighted capital ratio of 4.5%, (ii) Tier 1 risk-based capital ratio of 6%, and (iii) total risk-based capital ratio of 8%. As fully phased in, the rules also require a capital conservation buffer of 2.5% on top of the foregoing minimum capital ratios, resulting in an effective requirement for minimum capital ratios of (a) common equity Tier 1 risk-weighted capital ratio of 7%, (b) Tier 1 risk-based capital ratio of 8.5%, and (c) total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases, and paying discretionary bonuses. These limitations establish a maximum percentage of eligible retained income that could be utilized for these actions.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the other federal agencies, including federal banking regulators. We are also subject to increased scrutiny of compliance with the rules enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisitions we desire to make. We could also incur increased costs and expenses to improve our anti-money laundering procedures and systems to comply with any regulatory requirements or actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

The Corporation has historically paid a semi-annual dividend to common shareholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition and other factors considered relevant by the Corporation’s Board of Directors.

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

Our board of directors may determine from time to time there is a need to or, if our or the Bank’s or the Morris Plan’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 13.7 million shares were outstanding as of December 31, 2019, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

Anti-takeover laws and charter provisions may adversely affect the value of our common stock.

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

An investment in the Corporation’s common stock is not an insured deposit.

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you could lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Three other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2023, February 14, 2021, and May 31, 2020.

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
 Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and an office in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2022. The banking center in Mahomet is leased and the lease expires on June 4, 2024. The banking center in Urbana is held in fee.

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

Facilities of the Corporation's banking center in Calloway County include two offices in Murray, Kentucky. The buildings are held in fee.

Facilities of the Corporation's banking center in Christian County include three offices in Hopkinsville, Kentucky. The buildings are held in fee.

Facilities of the Corporation's banking center in Fulton County include two offices in Fulton, Kentucky. The buildings are held in fee.

Facilities of the Corporation's banking center in Marshall County include an office in Benton, Kentucky, and an office in Calvert City, Kentucky. The buildings are held in fee.

Facilities of the Corporation's banking center in Todd County include an office in Elkton, Kentucky. The building is held in fee.

Facilities of the Corporation's banking center in Trigg County include an office in Cadiz, Kentucky. The building is held in fee.

Facilities of the Corporation's banking center in Cheatham County include an office in Ashland City, Tennessee, an office in Kingston Springs, Tennessee, and an office in Pleasant View, Tennessee. The buildings are held in fee.

Facilities of the Corporation's banking center in Houston County include an office in Erin, Tennessee. The building is held in fee.

Facilities of the Corporation's banking center in Montgomery County include three offices in Clarksville, Tennessee. The buildings are held in fee.

Facilities of the Corporation's loan production offices, include an office in Indianapolis, Indiana, an office in Murfreesboro, Tennessee, and an office in Brentwood, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are February 29, 2020, May 18, 2020, and April 15, 2021.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2020 shareholders owned 13,753,790 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2020, approximately 6,357 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2019 and 2018.

	2019			2018
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$44.60	$38.24		$47.70	$41.60
June 30	$42.72	$37.83	$0.52	$46.25	$41.35	$0.51
September 30	$44.52	$38.70		$52.45	$45.35
December 31	$46.40	$41.73	$0.52	$52.26	$38.60	$0.51

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 50.07%. During this same period, the return on The Russell 2000 Index was 48.49% and the SNL Index of Banks $1 - $5 Billion had a return of 82.85%.

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
First Financial Corporation	100.00	98.13	156.88	141.90	128.51	150.07
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. There were 7,866 and 8,639 purchases of common stock by the Corporation during the years ended December 31, 2019 and December 31, 2018. The Corporation contributed 28,470 shares of treasury stock to the ESOP in November of 2019. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015
BALANCE SHEET DATA
Total assets	$4,023,250	$3,008,718	$3,000,668	$2,988,527	$2,979,585
Securities	926,717	784,916	814,931	853,725	891,082
Loans	2,656,390	1,953,988	1,906,761	1,839,180	1,763,808
Deposits	3,275,357	2,436,727	2,458,653	2,428,526	2,442,369
Borrowings	111,092	69,656	57,686	81,121	46,508
Shareholders’ equity	557,608	442,701	413,569	414,395	410,316
INCOME STATEMENT DATA
Interest income	149,121	126,224	114,195	109,380	108,676
Interest expense	17,469	9,645	6,338	4,407	4,169
Net interest income	131,652	116,579	107,857	104,973	104,507
Provision for loan losses	4,700	5,768	5,295	3,300	4,700
Other income	38,452	38,206	35,938	46,931	39,179
Other expenses	104,405	91,289	88,747	90,308	98,398
Net income	48,872	46,583	29,131	38,413	30,196
PER SHARE DATA:
Net Income	3.80	3.80	2.38	3.12	2.35
Cash dividends	1.03	1.02	2.51	1.00	0.98
PERFORMANCE RATIOS:
Return on average assets	1.42%	1.57%	0.98%	1.30%	1.01%
Return on average shareholders’ equity	9.83	10.98	6.69	9.26	7.46
Average total capital to average assets	15.05	14.93	15.24	14.67	14.26
Average shareholders’ equity to average assets	14.46	14.25	14.58	14.01	13.60
Dividend payout	27.69	26.85	105.32	31.81	41.51

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS - SUMMARY FOR 2019

COMPARISON OF 2019 TO 2018

Net income for 2019 was $48.9 million, or $3.80 per share versus $46.6 million, or $3.80 per share for 2018. The increase in 2019 net income results from the acquisition of HopFed, Inc. 2018 net income includes the recovery of a security previously written down for other-than temporary impairment, which contributed $2.4 million pre-tax to interest income and $4.5 million pre-tax to other income. Return on average assets at December 31, 2019 decreased 9.55% to 1.42% compared to 1.57% at December 31, 2018.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2019 to $131.7 million compared to $116.6 million in 2018. Total average interest earning assets increased to $3.20 billion in 2019 from $2.79 billion in 2018. The tax-equivalent yield on these assets increased to 4.79% in 2019 from 4.67% in 2018. Total average interest-bearing liabilities increased to $2.59 billion in 2019 from $2.07 billion in 2018. The average cost of these interest-bearing liabilities increased to 0.67% in 2019 from 0.47% in 2018.

The net interest margin decreased from 4.32% in 2018 to 4.25% in 2019. Earning asset yields increased 12 basis points while the rate on interest-bearing liabilities increased by 20 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2019			2018			2017
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$2,270,313	125,906	5.55%	$1,922,588	101,666	5.29%	$1,855,092	92,750	5.00%
Taxable investment securities	621,756	15,191	2.44%	576,544	16,942	2.94%	632,672	14,325	2.26%
Tax-exempt investments (2)	302,757	11,999	3.96%	285,931	11,500	4.02%	279,301	13,337	4.78%
Federal funds sold	3,029	143	4.72%	3,693	116	3.14%	12,663	101	0.80%
Total interest-earning assets	3,197,855	153,239	4.79%	2,788,756	130,224	4.67%	2,779,728	120,513	4.34%
Non-interest earning assets:
Cash and due from banks	86,592			58,599			61,650
Premises and equipment, net	54,336			47,550			48,368
Other assets	121,411			101,711			114,329
Less allowance for loan losses	(20,401)			(20,099)			(19,528)
TOTALS	$3,439,793			$2,976,517			$2,984,547
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$2,057,713	9,847	0.48%	$1,706,846	6,482	0.38%	$1,647,622	3,795	0.23%
Time deposits	447,172	5,864	1.31%	317,739	2,550	0.80%	356,281	2,216	0.62%
Short-term borrowings	60,924	1,105	1.81%	41,480	501	1.21%	39,802	245	0.62%
Other borrowings	24,780	653	2.64%	5,566	112	2.01%	7,205	82	1.14%
Total interest-bearing liabilities:	2,590,589	17,469	0.67%	2,071,631	9,645	0.47%	2,050,910	6,338	0.31%
Non interest-bearing liabilities:
Demand deposits	292,445			425,639			438,234
Other	59,430			54,973			60,137
	2,942,464			2,552,243			2,549,281
Shareholders' equity	497,329			424,274			435,266
TOTALS	$3,439,793			$2,976,517			$2,984,547
Net interest earnings		$135,770			$120,579			$114,175
Net yield on interest- earning assets			4.25%			4.32%			4.11%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21% for 2019 and 2018 and a rate of 35% for 2017.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2019 to 2018 and 2018 to 2017.

	2019 Compared to 2018 Increase (Decrease) Due to				2018 Compared to 2017 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$18,388	$4,956	$896	$24,240	$3,375	$5,346	$195	$8,916
Taxable investment securities	1,329	(2,856)	(224)	(1,751)	(1,271)	4,266	(378)	2,617
Tax-exempt investment securities (2)	677	(168)	(10)	499	317	(2,104)	(50)	(1,837)
Federal funds sold	(21)	58	(10)	27	(72)	297	(210)	15
Total interest income	$20,373	$1,990	$652	$23,015	$2,349	$7,805	$(443)	$9,711
Interest paid on interest-bearing liabilities:
Transaction accounts	1,331	1,686	347	3,364	136	2,463	89	2,688
Time deposits	1,039	1,617	659	3,315	(240)	643	(70)	333
Short-term borrowings	235	251	118	604	10	236	10	256
Other borrowings	386	35	120	541	(19)	63	(14)	30
Total interest expense	2,991	3,589	1,244	7,824	(113)	3,405	15	3,307
Net interest income	$17,382	$(1,599)	$(592)	$15,191	$2,462	$4,400	$(458)	$6,404

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21% for 2019 and 2018 and a rate of 35% for 2017.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to expense is based upon credit loss experience and the results of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under Accounting Standards Codification (ASC-310), pooled loans as prescribed under ASC 450-10, and economic and other risk factors as outlined in various Joint Interagency Statements issued by the bank regulatory agencies. For the year ended December 31, 2019, the provision for loan losses was $4.7 million, an decrease of $1.1 million, or 18.5%, compared to 2018.

Impaired loans decreased to $7.1 million at December 31, 2019 from $10.5 million at December 31, 2018. The allowance allocation for these impaired loans decreased to $48 thousand from $737 thousand during this period, contributing to the decrease in provision in 2019 compared to 2018. Net charge-offs for 2019 were $5.2 million as compared to $5.2 million for 2018 and $4.2 million for 2017. Non-accrual loans, excluding TDR's, decreased to $9.5 million at December 31, 2019 from $11.0 million at December 31, 2018. Loans past due 90 days and still on accrual increased to $1.6 million compared to $0.9 million at December 31, 2018.

NON-INTEREST INCOME

Non-interest income of $38.5 million increased $246 thousand from the $38.2 million earned in 2018. Non-interest income increased due to the acquisition of HopFed, Inc. and a gain in BOLI income, which was offset by the recovery of a security previously written down for other-than temporary impairment of $4.5 million in 2018.

NON-INTEREST EXPENSES

Non-interest expenses increased to $104.4 million in 2019 from $91.3 million in 2018. The increase was largely due to the acquisition of HopFed, Inc.

INCOME TAXES

The Corporation's federal income tax provision was $12.1 million in 2019 compared to $11.1 million in 2018. The overall effective tax rate in 2019 of 20.0% increased as compared to a 2018 effective rate of 19.3%.

COMPARISON OF 2018 TO 2017

Net income for 2018 was $46.6 million or $3.80 per share compared to $29.1 million in 2017 or $2.38 per share. The increase in 2018 net income includes the recovery of a security previously written down for other-than temporary impairment, which contributed $2.4 million pre-tax to interest income and $4.5 million pre-tax to other income. The 2017 results were negatively impacted by the revaluation of the Corporation's deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act resulting in a noncash tax expense of $6.3 million.

Net interest income increased $8.7 million in 2018 compared to 2017. The provision for loan losses increased $473 thousand from $5.3 million in 2017 to $5.8 million in 2018. Non-interest expenses increased $2.5 million and non-interest income increased $2.3 million. The increase in non-interest income resulted primarily from the recovery of a security previously written down for other-than-temporary impairment.

The provision for income taxes decreased $9.5 million from 2017 to 2018 and the effective tax rate decreased to 19.3% in 2018 from 41.5% in 2017. The tax decrease is primarily due to the deferred tax adjustment related to the Tax Cuts and Jobs Act of 2017.

COMPARISON AND DISCUSSION OF 2019 BALANCE SHEET TO 2018

The Corporation's total assets increased 33.7% or $1.0 billion at December 31, 2019, from a year earlier. Available-for-sale securities increased $141.8 million at December 31, 2019, from the previous year. Loans, net increased by $702.9 million to $2.64 billion. Deposits increased $838.6 million while borrowings increased by $41.4 million. Total shareholders' equity increased $114.9 million to $557.6 million at December 31, 2019. In 2019 dividends paid by the Corporation totaled $1.03 per share. There were also 28,470 shares from the treasury with a value of $1.25 million that were contributed to the ESOP plan in 2019 compared to 23,250 shares with a value of $1.09 million in 2018.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2019 the portfolio's balance increased by 18.1%. The average life of the portfolio decreased from 4.7 years in 2018 to 4.2 years in 2019. The portfolio structure will continue to provide cash flows to be reinvested during 2020.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2019
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$7,095	2.11%	$47,977	1.37%	$60,946	5.20%	$260,606	3.08%	$376,624
Collateralized mortgage obligations (1)	—	—%	3,707	4.88%	7,379	2.05%	270,225	2.55%	281,311
States and political subdivisions	6,949	3.01%	37,595	3.13%	53,476	3.26%	167,143	3.06%	265,163
Collateralized debt obligations	—	—%	—	—%	—	—%	3,619	—%	3,619
TOTAL	$14,044	2.55%	$89,279	2.26%	$121,801	4.16%	$701,593	2.86%	$926,717
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2018
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$56	4.61%	$4,186	5.33%	$52,699	5.83%	$147,166	3.95%	$204,107
Collateralized mortgage obligations (1)	3	7.59%	278	4.30%	9,326	2.88%	334,009	2.62%	343,616
States and political subdivisions	6,509	3.24%	33,582	3.28%	70,314	3.41%	123,530	3.14%	233,935
Collateralized debt obligations	—	—%	—	—%	—	—%	3,258	—%	3,258
TOTAL	6,568	3.25%	38,046	3.51%	132,339	4.34%	607,963	3.03%	784,916
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2019 are set forth in the following analyses.

(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Loan Category
Commercial	$1,584,447	$1,166,352	$1,139,490	$1,106,182	$1,043,980
Residential	682,077	443,670	436,143	423,911	444,447
Consumer	386,006	341,041	327,976	305,881	272,896
TOTAL	$2,652,530	$1,951,063	$1,903,609	$1,835,974	$1,761,323

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$555,437	$740,019	$288,991	$1,584,447
TOTAL
Residential				682,077
Consumer				386,006
TOTAL				$2,652,530
Loans maturing after one year with:
Fixed interest rates		$305,783	$279,419
Variable interest rates		434,236	9,572
TOTAL		$740,019	$288,991

ALLOWANCE FOR LOAN LOSSES

The activity in the Corporation's allowance for loan losses is shown in the following analysis:

(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Amount of loans outstanding at December 31,	$2,652,530	$1,951,063	$1,903,609	$1,835,974	$1,761,323
Average amount of loans by year	$2,270,313	$1,922,588	$1,855,092	$1,792,609	$1,761,888
Allowance for loan losses at beginning of year	$20,436	$19,909	$18,773	$19,946	$18,839
Loans charged off:
Commercial	2,616	1,122	1,572	2,659	2,852
Residential	1,050	841	761	1,011	866
Consumer	7,007	6,868	6,429	5,279	4,810
Total loans charged off	10,673	8,831	8,762	8,949	8,528
Recoveries of loans previously charged off:
Commercial	1,092	606	1,377	1,663	2,429
Residential	1,360	639	842	676	452
Consumer	3,028	2,345	2,384	2,137	2,054
Total recoveries	5,480	3,590	4,603	4,476	4,935
Net loans charged off	5,193	5,241	4,159	4,473	3,593
Provision charged to expense *	4,700	5,768	5,295	3,300	4,700
Balance at end of year	$19,943	$20,436	$19,909	$18,773	$19,946
Ratio of net charge-offs during period to average loans outstanding	0.23%	0.27%	0.22%	0.25%	0.20%

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

Included in the $2.7 billion of loans outstanding at December 31, 2019 are loans acquired on December 30, 2011 in the Freestar acquisition. The acquired portfolio includes purchased credit impaired loans with a carrying value of $1.1 million and a contractual balance due of $1.2 million. Also included are loans acquired on July 27, 2019 in the HopFed acquisition. The acquired portfolio includes purchased credit impaired loans with a carrying value of $5.9 million and a contractual balance due of $11.8 million.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual impaired loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for loan losses as a percentage of total loans decreased to 0.75% at year end 2019 compared to 1.05% at year end 2018. The decrease is primarily due to acquired loans being recorded at fair value. The Corporation’s unallocated allowance position of $1.4 million at December 31, 2019 decreased from $1.8 million at December 31, 2018 and decreased from $1.5 million December 31, 2017. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors that influence management's expectations of loss in the portfolio and the unallocated portion of the allowance reflects management's uncertainty about whether the more modest levels of net charge offs in the recent years, particularly in the commercial segment of the portfolio, are sustainable and representative of the risk in the loan portfolio. Non-performing loans of $15.3 million at December 31, 2019 decreased from $16.6 million at December 31, 2018 due in large part to the resolution of certain commercial credits in 2019. Management believes the allowance for loan losses balance at year end 2019, including the unallocated portion, is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio. The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Commercial	$8,945	$9,848	$10,281	$9,731	$11,482
Residential	1,302	1,313	1,455	1,553	1,834
Consumer	8,304	7,481	6,709	5,767	4,945
Unallocated	1,392	1,794	1,464	1,722	1,685
TOTAL ALLOWANCE FOR LOAN LOSSES	$19,943	$20,436	$19,909	$18,773	$19,946

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans declined in 2019 and 2018 due to the reduced number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms as well as in 2015 there was one large commercial credit paid off. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2019	2018	2017	2016	2015
Non-accrual loans	$9,535	$10,974	$13,245	$13,492	$14,634
Accruing restructured loans	3,318	3,702	3,280	3,729	4,851
Non-accrual restructured loans	876	1,104	3,754	4,836	5,009
Accruing loans past due over 90 days	1,610	798	1,403	610	964
	$15,339	$16,578	$21,682	$22,667	$25,458

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 130% at December 31, 2019, compared to 123% in 2018. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2019 and 2018:

(Dollar amounts in thousands)	2019		2018
Non-accrual loans:
Commercial loans	$5,630	59%	$6,851	62%
Residential loans	3,315	35%	3,618	33%
Consumer loans	590	6%	505	5%
	$9,535	100%	$10,974	100%
Past due 90 days or more:
Commercial loans	$5	—%	$—	—%
Residential loans	1,383	86%	630	79%
Consumer loans	222	14%	168	21%
	$1,610	100%	$798	100%

Management considers the present allowance to be appropriate and adequate to cover probable incurred losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for loan losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2019, 2018 and 2017.

	2019		2018		2017
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$292,445		$425,639		$438,234
Interest-bearing demand deposits	979,195	0.60%	805,689	0.50%	719,728	0.30%
Savings deposits	1,078,518	0.37%	901,157	0.27%	927,894	0.19%
Time deposits: $100,000 or more	139,416	1.82%	92,657	1.06%	100,432	0.69%
Other time deposits	307,756	1.08%	225,082	0.70%	255,849	0.59%
TOTAL	$2,797,330		$2,450,224		$2,442,137

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2019, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$45,337
Over 3 through 6 months	45,558
Over 6 through 12 months	62,665
Over 12 months	136,460
TOTAL	$290,020

OTHER BORROWINGS

Advances from the Federal Home Loan Bank increased to $20.8 million in 2019 compared to zero in 2018. Other borrowings included trust preferred securities acquired in the assumption of liabilities of HopFed, Inc. totaling $10.2 million. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2019.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2019 and 2018 was 27.7% and 26.9%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2019. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.21% over the next 12 months and increase 5.42% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.46% over the next 12 months and decrease 7.11% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-3.88%	-8.85%	-12.81%
Down 100	-3.46%	-7.11%	-10.07%
Up 100	2.21%	5.42%	8.70%
Up 200	1.73%	7.70%	14.20%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $14.0 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $119.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $31.3 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$2,660,947	$—	$—	$—	$2,660,947
Consumer certificates of deposit		350,284	194,909	69,046	171	614,410
Short-term borrowings	11	80,119	—	—	—	80,119
Other borrowings	12	30,973	—	—	—	30,973

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 16 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2019. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$558,693	$364,679	$194,014
Commercial letters of credit	3,851	3,851	—

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2019 and has issued a report dated March 6, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation
Terre Haute, Indiana
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Corporation") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

                                  /s/ Crowe LLP
    Crowe LLP

We have served as the Corporation's auditor since 1999.

Indianapolis, Indiana
March 6, 2020

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$127,426	$74,388
Federal funds sold	7,500	—
Securities available-for-sale	926,717	784,916
Loans, net of allowance of $19,943 in 2019 and $20,436 in 2018	2,636,447	1,933,552
Restricted stock	15,394	10,390
Accrued interest receivable	18,523	13,970
Premises and equipment, net	62,576	46,554
Bank-owned life insurance	94,251	86,186
Goodwill	78,592	34,355
Other intangible assets	10,643	1,197
Other real estate owned	3,625	603
Other assets	41,556	22,607
TOTAL ASSETS	$4,023,250	$3,008,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$547,189	$431,923
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	126,738	42,284
Other interest-bearing deposits	2,601,430	1,962,520
	3,275,357	2,436,727
Short-term borrowings	80,119	69,656
Other borrowings	30,973	—
Other liabilities	79,193	59,634
TOTAL LIABILITIES	3,465,642	2,566,017
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,055,466 in 2019 and 14,612,540 in 2018
Outstanding shares-13,741,825 in 2019 and 12,278,295 in 2018	2,005	1,824
Additional paid-in capital	139,694	76,774
Retained earnings	492,055	456,716
Accumulated other comprehensive income (loss)	(7,501)	(23,454)
Less: Treasury shares at cost-2,313,641 in 2019 and 2,334,245 in 2018	(68,645)	(69,159)
TOTAL SHAREHOLDERS’ EQUITY	557,608	442,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,023,250	$3,008,718

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$124,788	$100,541	$91,100
Securities:
Taxable	15,191	16,942	14,325
Tax-exempt	7,674	7,455	7,391
Other	1,468	1,286	1,379
TOTAL INTEREST AND DIVIDEND INCOME	149,121	126,224	114,195
INTEREST EXPENSE:
Deposits	15,711	9,032	6,011
Short-term borrowings	1,105	501	245
Other borrowings	653	112	82
TOTAL INTEREST EXPENSE	17,469	9,645	6,338
NET INTEREST INCOME	131,652	116,579	107,857
Provision for loan losses	4,700	5,768	5,295
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	126,952	110,811	102,562
NON-INTEREST INCOME:
Trust and financial services	5,036	5,286	5,001
Service charges and fees on deposit accounts	11,795	11,733	11,895
Other service charges and fees	14,012	13,012	12,499
Securities gain (loss), net	44	2	59
Insurance commissions	133	144	74
Gain on sale of mortgage loans	2,573	1,829	1,688
Other	4,859	6,200	4,722
TOTAL NON-INTEREST INCOME	38,452	38,206	35,938
NON-INTEREST EXPENSES:
Salaries and employee benefits	54,827	50,658	50,116
Occupancy expense	7,600	7,030	6,897
Equipment expense	8,244	6,827	7,186
Federal Deposit Insurance	693	929	915
Other	33,041	25,845	23,633
TOTAL NON-INTEREST EXPENSE	104,405	91,289	88,747
INCOME BEFORE INCOME TAXES	60,999	57,728	49,753
Provision for income taxes	12,127	11,145	20,622
NET INCOME	48,872	46,583	29,131
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	20,998	(8,861)	3,335
Change in funded status of post-retirement benefits, net of taxes	(5,045)	2,477	(3,875)
COMPREHENSIVE INCOME	$64,825	$40,199	$28,591
EARNINGS PER SHARE:
BASIC AND DILUTED	$3.80	$3.80	$2.38
Weighted average number of shares outstanding (in thousands)	12,865	12,256	12,225
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2017	$1,820	$74,525	$421,826	$(14,164)	$(69,612)	$414,395
Net income	—	—	29,131	—	—	29,131
Other comprehensive income (loss)	—	—	—	(540)	—	(540)
Omnibus Equity Incentive Plan, net	2	704	—	—	—	706
Treasury stock purchases (9,524 shares)	—	—	—	—	(503)	(503)
Contribution of 22,714 shares to ESOP	—	395	—	—	667	1,062
Cash Dividends, $2.51 per share	—	—	(30,682)	—	—	(30,682)
Balance, December 31, 2017	1,822	75,624	420,275	(14,704)	(69,448)	413,569
Net income	—	—	46,583	—	—	46,583
Other comprehensive income (loss)	—	—	—	(6,384)	—	(6,384)
Omnibus Equity Incentive Plan, net	2	743	—	—	—	745
Treasury stock purchases (8,639 shares)	—	—	—	—	(391)	(391)
Contribution of 23,250 shares to ESOP	—	407	—	—	680	1,087
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash Dividends, $1.02 per share	—	—	(12,508)	—	—	(12,508)
Balance, December 31, 2018	1,824	76,774	456,716	(23,454)	(69,159)	442,701
Net income	—	—	48,872	—	—	48,872
Other comprehensive income (loss)	—	—	—	15,953	—	15,953
Omnibus Equity Incentive Plan, net	3	798	—	—	—	801
Treasury stock purchases (7,866 shares)	—	—	—	—	(315)	(315)
Contribution of 28,470 shares to ESOP	—	422	—	—	829	1,251
Acquisition of HopFed, Inc. (1,423,143 shares)	178	61,700	—	—	—	61,878
Cash Dividends, $1.04 per share	—	—	(13,533)	—	—	(13,533)
Balance, December 31, 2019	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,872	$46,583	$29,131
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	4,848	3,622	3,786
Provision for loan losses	4,700	5,768	5,295
Securities (gains) losses	(44)	(2)	(59)
Depreciation and amortization	4,826	4,164	4,426
Provision for deferred income taxes	(2,841)	(2,428)	(4,241)
Net change in accrued interest receivable	(903)	(1,057)	(602)
Contribution of shares to ESOP	1,251	1,087	1,062
Stock compensation expense	801	745	706
Gain on sale of mortgage loans	(2,573)	(1,829)	(1,688)
Loss (gain) on sales of other real estate	44	86	108
Origination of loans held for sale	(79,454)	(57,418)	(62,712)
Proceeds from loans held for sale	79,454	62,098	66,265
Other, net	(9,080)	(3,971)	8,658
NET CASH FROM OPERATING ACTIVITIES	49,901	57,448	50,135
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	3,259	—	9,743
Calls, maturities and principal reductions on securities available-for-sale	181,763	143,157	141,819
Purchases of securities available-for-sale	(129,466)	(124,333)	(111,138)
Loans made to customers, net of payments	(47,169)	(52,905)	(72,463)
Net change in federal funds sold	(7,500)	—	6,952
Redemption of restricted stock	3,588	—	—
Purchase of restricted stock	(4,164)	(11)	(20)
Cash received (disbursed) from acquisitions	(32,830)	—	—
Sale of other real estate	756	1,781	1,419
Additions to premises and equipment	(1,103)	(2,013)	(2,979)
NET CASH FROM INVESTING ACTIVITIES	(32,866)	(34,324)	(26,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	104,113	(21,926)	30,121
Net change in short-term borrowings	(55,147)	11,970	(23,303)
Dividends paid	(12,648)	(12,496)	(30,556)
Purchases of treasury stock	(315)	(391)	(503)
Proceeds from other borrowings	217,000	115,600	170,000
Repayments on other borrowings	(217,000)	(115,600)	(170,132)
NET CASH FROM FINANCING ACTIVITIES	36,003	(22,843)	(24,373)

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,038	281	(905)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	74,388	74,107	75,012
CASH AND DUE FROM BANKS, END OF YEAR	$127,426	$74,388	$74,107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$16,339	$9,408	$6,337
Income Taxes	$9,595	$7,185	$11,158

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2019, $784.4 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation's primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 82 branches in west-central Indiana, east-central Illinois, western Kentucky, and middle and western Tennessee. First Financial Bank is the largest bank in Vigo County. It operates ten full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; two in Knox County, Indiana; four in Parke County, Indiana; one in Putnam County, Indiana; four in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; three in Coles County, Illinois; two in Crawford County, Illinois; two in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; three in McLean County, Illinois; two in Richland County, Illinois; six in Vermilion County, Illinois; one in Wayne County, Illinois; two in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; three in Cheatham County, Tennessee; one in Houston County, Tennessee; and three in Montgomery County, Tennessee. There are three loan production offices, one in Marion County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $0.5 million, $0.6 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017 respectively. Additionally, there was a non-cash transaction for lease liabilities arising from obtaining right-of-use assets of $6.7 million for the year ended December 31, 2019.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $109 thousand, $98 thousand and $95 thousand, resulting in a deferred compensation liability of $1.7 million at December 31, 2019 and $1.9 million at December 31, 2018. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2019, 2018 and 2017. There is a liability of $7.6 million and $8.5 million as of year-end 2019 and 2018. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2019, 2018 and 2017 was $1.9 million, $1.7 million and $1.6 million, respectively, and resulted in a liability of $1.0 million at December 31, 2019 and $899 thousand at December 31, 2018.

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

Accounting Pronouncements Adopted:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Corporation on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Corporation elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $7 million and the recognition of right-of- use assets totaling $7 million as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Corporation has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Corporation has elected to apply the package of practical expedients allowed by the new standard under which the Corporation need not reassess whether any expired or existing contracts are leases or contain leases, the Corporation need not reassess the lease classification for any expired or existing lease, and the Corporation need not reassess initial direct costs for any existing leases. Adoption of ASU 2016-02 did not materially change the Corporation’s recognition of lease expense. See Note 19 - Leases for additional disclosures related to leases.

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

The Corporation formed a cross-functional internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The new allowance model implemented by the Corporation estimates credit losses over the expected life of the portfolio and includes a qualitative framework to account for the drivers of losses that are not captured by the quantitative model. The results continue to be utilized to refine our models and estimation techniques. Documentation of new methodologies and internal controls that will be implemented as part of CECL as well as model validation is also being finalized. While the committee continues to analyze and modify calculations, the Corporation currently expects the adoption of ASU 2016-13 will result in an increase in allowance for loan losses amount at January 1, 2020 in the range of $15 million to $25 million. The allowance for credit losses also increased due to the requirement to record an allowance on acquired loan portfolios, previously recorded at fair value. Once finalized, the cumulative effect adjustment, as a result of the adoption of this guidance, will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change as key assumptions are refined and model validations are finalized.

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2019 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$103,633	$—	$103,633
Mortgage-backed securities, residential	—	243,382	—	243,382
Mortgage-backed securities, commercial	—	22,104	—	22,104
Collateralized mortgage obligations	—	281,311	—	281,311
State and municipal obligations	—	261,869	2,565	264,434
Municipal taxable	—	730	—	730
U.S. Treasury	—	7,504	—	7,504
Collateralized debt obligations	—	—	3,619	3,619
TOTAL	$—	$920,533	$6,184	$926,717
Derivative Assets		$828
Derivative Liabilities		(828)

	December 31, 2018 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$25,364	$—	$25,364
Mortgage-backed securities, residential	—	178,743	—	178,743
Collateralized mortgage obligations	—	343,616	—	343,616
State and municipal obligations	—	230,800	3,135	233,935
Collateralized debt obligations	—	—	3,258	3,258
TOTAL	$—	$778,523	$6,393	$784,916
Derivative Assets		$218
Derivative Liabilities		(218)
There were no transfers between Level 1 and Level 2 during 2019 and 2018.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2019 and 2018.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2019
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	498	498
Purchases	—	—	—
Settlements	(570)	(137)	(707)
Ending balance, December 31	$2,565	$3,619	$6,184

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2018
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,680	$14,605	$18,285
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(2,840)	(2,840)
Transfers	—	—	—
Settlements	(545)	(8,507)	(9,052)
Ending balance, December 31	$3,135	$3,258	$6,393

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2019, 2018 or 2017.

Impaired loans disclosed in footnote 7, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $100 thousand, after a valuation allowance of $48 thousand at December 31, 2019 and at a fair value of $1.6 million, net of a valuation allowance of $0.7 million at December 31, 2018. The impact to the provision for loan losses for the twelve months ended December 31, 2019 and December 31, 2018 was a $689 thousand decrease and a $112 thousand increase, respectively. Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2019 with a value of $3.6 million was reduced $64 thousand for fair value adjustment. At December 31, 2019 other real estate owned was comprised of $3.5 million from commercial loans and $142 thousand from residential loans. Other real estate owned at December 31, 2018 with a value of $603 thousand was reduced $598 thousand for fair value adjustment. At December 31, 2018 other real estate owned was comprised of $171 thousand from commercial loans and $432 thousand from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2019 and 2018.

2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,565	Discounted cash flow	Discount rate	2.87%-4.44%
			Probability of default	—%
Other real estate	$3,625	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$100	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2018	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$3,135	Discounted cash flow	Discount rate	2.64%-4.80%
			Probability of default	—%
Other real estate	$603	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$1,639	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following tables present impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2019 and 2018.

December 31, 2019
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$148	$48	$100
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$148	$48	$100

December 31, 2018
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$1,819	$593	$1,226
Farmland	211	44	167
Non Farm, Non Residential	—	—	—
Agriculture	346	100	246
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,376	$737	$1,639

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2019 and 2018. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the table below and were determined based on the above assumptions:

	December 31, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$127,426	$26,275	$101,151	$—	$127,426
Securities available-for-sale	926,717	—	920,533	6,184	926,717
Restricted stock	15,394	n/a	n/a	n/a	n/a
Loans, net	2,636,447	—	—	2,648,692	2,648,692
Accrued interest receivable	18,523	—	3,583	14,940	18,523
Deposits	(3,275,357)	—	(3,278,099)	—	(3,278,099)
Short-term borrowings	(80,119)	—	(80,119)	—	(80,119)
Accrued interest payable	(1,739)	—	(1,739)	—	(1,739)

	December 31, 2018
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$74,388	$23,418	$50,970	$—	$74,388
Securities available-for-sale	784,916	—	778,523	6,393	784,916
Restricted stock	10,390	n/a	n/a	n/a	n/a
Loans, net	1,933,552	—	—	1,889,795	1,889,795
Accrued interest receivable	13,970	—	3,005	10,965	13,970
Deposits	(2,436,727)	—	(2,426,128)	—	(2,426,128)
Short-term borrowings	(69,656)	—	(69,656)	—	(69,656)
Accrued interest payable	(609)	—	(609)	—	(609)

3.	RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately $16.9 million and $12.8 million at December 31, 2019 and 2018, respectively.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2019
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$102,490	$1,293	$(150)	$103,633
Mortgage-backed securities, residential	240,753	2,979	(350)	243,382
Mortgage-backed securities, commercial	22,036	73	(5)	22,104
Collateralized mortgage obligations	280,797	1,735	(1,221)	281,311
State and municipal obligations	253,277	11,265	(108)	264,434
Municipal taxable	728	2	—	730
U.S. Treasury	7,494	10	—	7,504
Collateralized debt obligations	—	3,619	—	3,619
TOTAL	$907,575	$20,976	$(1,834)	$926,717

	December 31, 2018
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$25,617	$218	$(471)	$25,364
Mortgage-backed securities, residential	182,050	723	(4,030)	178,743
Collateralized mortgage obligations	352,823	217	(9,424)	343,616
State and municipal obligations	232,457	2,767	(1,289)	233,935
Collateralized debt obligations	137	3,121	—	3,258
TOTAL	$793,084	$7,046	$(15,214)	$784,916

As of December 31, 2019, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $596.2 million and $393.3 million at December 31, 2019 and 2018, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2019, 2018 and 2017, respectively.

(Dollar amounts in thousands)	2019	2018	2017
Proceeds	$11,210	$2,418	$15,348
Gross gains	55	5	185
Gross losses	(11)	(3)	(126)

Gains of $55 thousand and losses of $11 thousand in 2019 and gains of $5 thousand and losses of $3 thousand in 2018 and gains of $185 thousand and losses of $126 thousand in 2017 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2019 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$13,911	$13,949
Due after one but within five years	60,624	61,502
Due after five but within ten years	61,255	63,193
Due after ten years	228,199	241,276
	363,989	379,920
Mortgage-backed securities and collateralized mortgage obligations	543,586	546,797
TOTAL	$907,575	$926,717

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2019 and 2018.

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$29,183	$(150)	—	—	$29,183	$(150)
Mortgage-backed securities, residential	55,665	(243)	18,724	(107)	74,389	(350)
Mortgage-backed securities, commercial	4,391	(5)	—	—	4,391	(5)
Collateralized mortgage obligations	33,398	(314)	61,781	(907)	95,179	(1,221)
State and municipal obligations	8,996	(61)	461	(47)	9,457	(108)
Total temporarily impaired securities	$131,633	$(773)	$80,966	$(1,061)	$212,599	$(1,834)

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$3,052	$(4)	$11,356	$(467)	$14,408	$(471)
Mortgage-backed securities, residential	39,997	(553)	111,423	(3,477)	151,420	(4,030)
Collateralized mortgage obligations	52,838	(455)	241,373	(8,969)	294,211	(9,424)
State and municipal obligations	34,229	(276)	41,742	(1,013)	75,971	(1,289)
Total temporarily impaired securities	$130,116	$(1,288)	$405,894	$(13,926)	$536,010	$(15,214)

The Corporation held 97 investment securities with an amortized cost greater than fair value as of December 31, 2019. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $1.8 million as of December 31, 2019 and $15.2 million as of December 31, 2018. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO's was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2019 which has been reduced to $3.6 million by $750 thousand of interest payments received, $3.0 million of cumulative OTTI charges recorded through earnings to date and increased by $3.6 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies. The Corporation uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine if there are adverse changes in cash flows during the year. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. Cash flows are projected using a forward rate LIBOR curve, as these CDOs are variable-rate instruments. An average rate is then computed using this same forward rate curve to determine an appropriate discount rate (3 month LIBOR plus margin ranging from 160 to 180 basis points). The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of the Corporation’s note class. In the current year management determined there was no OTTI. There was no OTTI recorded in 2019 or 2018.

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

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2019	2018	2017
Beginning balance, January 1,	$2,974	$7,132	$13,974
Reductions for securities called during the period	—	(4,158)	(6,842)
Ending balance, December 31,	$2,974	$2,974	$7,132

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2019	2018
Commercial	$1,584,447	$1,166,352
Residential	682,077	443,670
Consumer	386,006	341,041
Total gross loans	2,652,530	1,951,063
Deferred costs, net	3,860	2,925
Allowance for loan losses	(19,943)	(20,436)
TOTAL	$2,636,447	$1,933,552

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2019 and 2018, loans held for sale were $5.8 million and $3.2 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2019, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $53.0 million at the beginning of the year. During 2019, advances of $78.2 million, repayments of $58.1 million, and additions for new directors of $16.4 million were made with respect to related party loans for an aggregate dollar amount outstanding of $89.5 million at December 31, 2019.

Loans serviced for others, which are not reported as assets, total $477.0 million and $473.8 million at year-end 2019 and 2018. Custodial escrow balances maintained in connection with serviced loans were $3.1 million and $3.0 million at year-end 2019 and 2018.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2019	2018	2017
Servicing rights:
Beginning of year	$1,431	$1,434	$1,549
Additions	579	513	477
Amortized to expense	(575)	(516)	(592)
End of year	$1,435	$1,431	$1,434

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.7 million and $2.3 million at year end 2019 and 2018. There was no valuation allowance in 2019 or 2018.

Fair value for 2019 was determined using a discount rate of 12.5%, prepayment speeds ranging from 118% to 263%, depending on the stratification of the specific right. Fair value at year end 2018 was determined using a discount rate of 13%, prepayment speeds ranging from 88% to 189%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.	ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

On July 27, 2019, the Corporation completed its acquisition of HopFed Bancorp, Inc. and its banking subsidiary, Heritage Bank. Therefore, the results of HopFed have been included in the results of operations beginning on July 27, 2019. Pursuant to the terms of the merger agreement, each issued and outstanding share of HopFed common stock, $0.01 par value per share, was converted into the right to receive, at the stockholder's election, either (or a combination of) 0.444 shares of Corporation common stock, without par value, or $21.00 in cash, subject to proration provisions specified in the merger agreement that provide for an aggregate split of 50% of shares of HopFed Common Stock being exchanged for Corporation Common Stock and 50% for cash, with cash to be paid in lieu of fractional shares. Each outstanding share of Corporation common stock remained outstanding and was unaffected by the merger. Acquisition-related costs of $3.3 million are included in the Corporation's income statement for the year ended December 31, 2019.

Goodwill of $44.2 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

(Dollar amounts in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Consideration
Cash consideration	$67,348	$—	$67,348
Stock consideration	61,878	—	61,878

Fair value of total consideration transferred	$129,226	$—	$129,226

Assets acquired
Cash	$34,518		$34,518
Investment securities available-for-sale	174,851		174,851
Bank owned life insurance	10,693		10,693
Federal Home Loan Bank stock	4,428		4,428
Loans	657,179	1,719	658,898
Premises and equipment	25,316	(6,494)	18,822
Core deposit intangibles	10,369		10,369
Other real estate owned	3,364		3,364
Other assets	6,596	1,600	8,196
Total assets acquired	927,314	(3,175)	924,139

Liabilities assumed
Deposits	735,526		735,526
FHLB advances	20,775		20,775
Other borrowings	75,783		75,783
Other liabilities	7,066		7,066
Total liabilities assumed	839,150	—	839,150

Net identifiable assets	88,164	(3,175)	84,989

Goodwill	$41,062	$3,175	$44,237

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

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2018. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2019	2018

Net interest income	$147,581	$145,136
Net income	$51,088	$52,252
Basic and diluted earnings per share	$3.97	$4.26

The Bank was party to a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”) as a result of a 2009 acquisition. Under the loss-sharing agreement (“LSA”), the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $29 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $29 million, the FDIC agreed to reimburse the Bank for 95% of the losses. The loss-sharing agreement was subject to following servicing procedures as specified in the agreement with the FDIC. Loans acquired that were subject to the loss-sharing agreement with the FDIC were referred to as covered loans for disclosure purposes. Since the acquisition date the Bank has been reimbursed $24.3 million for losses and carrying expenses. The balance of the loans that were covered by the loss share agreement excluding AS 310-30 loans at December 31, 2018 totaled $3.2 million. The agreement expired on July 2, 2019.

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

(Dollar amounts in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Contractually required payments receivable of loans purchased during the year:
Commercial	$16,530	$(3,523)	$13,007
Consumer	391	(296)	95
	$16,921	$(3,819)	$13,102

Fair value of acquired loans at acquisition	$8,870	$(1,857)	$7,013

The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2019 and 2018, are shown in the following tables:

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$1,530	$—	$1,530
Loans added, as initially reported	8,610	260	8,870
Measurement period adjustments	(1,597)	(260)	$(1,857)
Loans added		—	—
Disposals	(1,274)	—	(1,274)
ASC 310-30 Loans	$7,269	$—	$7,269

			2018
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$1,896	$—	$1,896
Loans added	—	—	—
Disposals	(366)	—	(366)
ASC 310-30 Loans	$1,530	$—	$1,530

7. ALLOWANCE FOR LOAN LOSSES:

The following table presents the activity of the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017.

Allowance for Loan Losses:		December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for loan losses	621	(321)	4,802	(402)	4,700
Loans charged -off	(2,616)	(1,050)	(7,007)	—	(10,673)
Recoveries	1,092	1,360	3,028	—	5,480
Ending Balance	$8,945	$1,302	$8,304	$1,392	$19,943

Allowance for Loan Losses:		December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for loan losses	83	60	5,295	330	5,768
Loans charged -off	(1,122)	(841)	(6,868)	—	(8,831)
Recoveries	606	639	2,345	—	3,590
Ending Balance	$9,848	$1,313	$7,481	$1,794	$20,436

Allowance for Loan Losses:		December 31, 2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,731	$1,553	$5,767	$1,722	$18,773
Provision for loan losses	745	(179)	4,987	(258)	5,295
Loans charged -off	(1,572)	(761)	(6,429)	—	(8,762)
Recoveries	1,377	842	2,384	—	4,603
Ending Balance	$10,281	$1,455	$6,709	$1,464	$19,909

The following tables present the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2019 and 2018:

Allowance for Loan Losses:		December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$48	$—	$—	$—	$48
Collectively evaluated for impairment	8,897	1,302	8,304	1,392	19,895
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$8,945	$1,302	$8,304	$1,392	$19,943
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$3,161	$3,952	$—		$7,113
Collectively evaluated for impairment	1,584,169	680,069	387,655		2,651,893
Acquired with deteriorated credit quality	7,436	—	—		7,436
BALANCE AT END OF YEAR	$1,594,766	$684,021	$387,655		$2,666,442

Allowance for Loan Losses:		December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$737	$—	$—	$—	$737
Collectively evaluated for impairment	9,111	1,313	7,481	1,794	19,699
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$9,848	$1,313	$7,481	$1,794	$20,436
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$6,101	$4,415	$—		$10,516
Collectively evaluated for impairment	1,166,227	440,497	342,473		1,949,197
Acquired with deteriorated credit quality	1,495	—	—		1,495
BALANCE AT END OF YEAR	$1,173,823	$444,912	$342,473		$1,961,208

The following tables present loans individually evaluated for impairment by class of loan.

December 31, 2019			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,519	$989	$—	$848	$—	$—
Farmland	1,997	1,997	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	27	27	—	461	—	—
Residential
First Liens	3,952	3,952	—	4,055	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	148	148	48	1,108	—	—
Farmland	—	—	—	84	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	—	—	—	138	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,643	$7,113	$48	$8,693	$—	$—

December 31, 2018			Allowance			Cash Basis
	Unpaid		for Loan	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$589	$589	$—	$698	$—	$—
Farmland	2,022	2,022	—	1,579	—	—
Non Farm, Non Residential	—	—	—	1,443	—	—
Agriculture	—	—	—	49	—	—
All Other Commercial	1,114	1,114	—	1,172	—	—
Residential
First Liens	4,415	4,415	—	3,371	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	23	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,819	1,819	593	688	—	—
Farmland	211	211	44	1,691	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	346	346	100	316	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	88	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,516	$10,516	$737	$11,118	$—	$—

December 31, 2017			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$971	$—	$—
Farmland	1,265	—	—
Non Farm, Non Residential	2,781	—	—
Agriculture	239	—	—
All Other Commercial	1,308	—	—
Residential
First Liens	23	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	514	—	—
Farmland	669	—	—
Non Farm, Non Residential	131		—
Agriculture	279	—	—
All Other Commercial	—	—	—
Residential
First Liens	483	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$8,663	$—	$—

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2019
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$—	$11	$2,191
Farmland	5	—	—	2,410
Non Farm, Non Residential	—	—	—	441
Agriculture	—	—	—	485
All Other Commercial	—	—	—	114
Residential
First Liens	625	3,007	396	2,876
Home Equity	12	—	—	61
Junior Liens	51	94	9	175
Multifamily	—	—	—	—
All Other Residential	738	—	—	203
Consumer
Motor Vehicle	227	—	15	138
All Other Consumer	4	239	444	452
TOTAL	$1,662	$3,340	$875	$9,546

	December 31, 2018
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$1	$144	$2,902
Farmland	—	—	—	2,391
Non Farm, Non Residential	—	—	—	81
Agriculture	—	—	—	355
All Other Commercial	—	—	—	1,122
Residential
First Liens	581	3,327	531	3,393
Home Equity	41	—	—	75
Junior Liens	53	55	—	86
Multifamily	—	—	—	—
All Other Residential	—	—	—	64
Consumer
Motor Vehicle	177	1	—	125
All Other Consumer	—	268	349	380
TOTAL	$852	$3,652	$1,024	$10,974

During the years ending December 31, 2019, 2018, and 2017 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$145	$4,043	$618	$4,806
Added	—	195	375	570
Charged Off	—	(24)	(81)	(105)
Payments	(134)	(729)	(214)	(1,077)
December 31,	$11	$3,485	$698	$4,194

				2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	984	295	1,279
Charged Off	—	(16)	(137)	(153)
Payments	(2,564)	(536)	(254)	(3,354)
December 31,	$145	$4,043	$618	$4,806

				2017
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$3,386	$4,447	$732	$8,565
Added	—	227	386	613
Charged Off	—	(289)	(141)	(430)
Payments	(677)	(774)	(263)	(1,714)
December 31,	$2,709	$3,611	$714	$7,034

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2019, 2018 or 2017 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2019, 2018 and 2017 the Corporation modified 45, 53, and 43 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2019, 2018, or 2017.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2019, 2018, and 2017. The Corporation has not committed to lend additional amounts as of December 31, 2019 and 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2019	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,885	$766	$1,379	$5,030	$594,925	$599,955
Farmland	132	—	2,089	2,221	137,730	139,951
Non Farm, Non Residential	3,749	104	—	3,853	398,854	402,707
Agriculture	277	128	—	405	162,794	163,199
All Other Commercial	—	—	109	109	288,845	288,954
Residential
First Liens	6,452	1,292	1,458	9,202	375,924	385,126
Home Equity	124	63	34	221	70,813	71,034
Junior Liens	384	43	137	564	54,533	55,097
Multifamily	—	—	—	—	148,282	148,282
All Other Residential	1,082	—	890	1,972	22,510	24,482
Consumer
Motor Vehicle	6,488	983	270	7,741	347,950	355,691
All Other Consumer	228	42	2	272	31,692	31,964
TOTAL	$21,801	$3,421	$6,368	$31,590	$2,634,852	$2,666,442

			Greater
December 31, 2018	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,017	$420	$345	$1,782	$518,239	$520,021
Farmland	515	8	2,136	2,659	104,981	107,640
Non Farm, Non Residential	—	—	57	57	188,706	188,763
Agriculture	41	—	347	388	148,345	148,733
All Other Commercial	30	3	—	33	208,633	208,666
Residential
First Liens	3,365	429	1,473	5,267	231,684	236,951
Home Equity	155	8	110	273	39,378	39,651
Junior Liens	132	225	63	420	49,111	49,531
Multifamily	—	—	—	—	109,609	109,609
All Other Residential	—	9	15	24	9,146	9,170
Consumer
Motor Vehicle	4,766	609	177	5,552	309,238	314,790
All Other Consumer	208	7	12	227	27,456	27,683
TOTAL	$10,229	$1,718	$4,735	$16,682	$1,944,526	$1,961,208

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 thousand or are included in groups of homogeneous loans. As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2019		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$549,341	$19,253	$26,349	$5	$2,761	$597,709
Farmland	119,858	8,673	8,644	—	100	137,275
Non Farm, Non Residential	381,404	4,424	12,269	—	3,678	401,775
Agriculture	127,144	4,507	27,490	—	985	160,126
All Other Commercial	283,266	3,141	1,120	—	35	287,562
Residential
First Liens	174,338	926	4,382	—	204,266	383,912
Home Equity	18,417	—	134	11	52,280	70,842
Junior Liens	2,839	64	178	76	51,817	54,974
Multifamily	146,497	112	1,315	—	19	147,943
All Other Residential	12,624	—	205	—	11,577	24,406
Consumer
Motor Vehicle	2,880	—	538	—	350,780	354,198
All Other Consumer	3,155	—	38	—	28,615	31,808
TOTAL	$1,821,763	$41,100	$82,662	$92	$706,913	$2,652,530

December 31, 2018		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$472,008	$20,600	$18,374	$—	$7,428	$518,410
Farmland	90,367	7,587	7,783	—	19	105,756
Non Farm, Non Residential	170,757	5,442	10,439	—	1,695	188,333
Agriculture	118,952	10,010	16,637	—	457	146,056
All Other Commercial	198,302	43	6,777	—	2,675	207,797
Residential
First Liens	43,915	1,043	3,504	—	187,685	236,147
Home Equity	963	—	148	—	38,471	39,582
Junior Liens	1,983	74	224	76	47,060	49,417
Multifamily	109,361	—	—	—	17	109,378
All Other Residential	—	—	15	—	9,131	9,146
Consumer
Motor Vehicle	—	—	627	—	312,863	313,490
All Other Consumer	—	—	34	—	27,517	27,551
TOTAL	$1,206,608	$44,799	$64,562	$76	$635,018	$1,951,063

8.	PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2019	2018
Land	$17,574	$11,975
Building and leasehold improvements	66,592	56,061
Furniture and equipment	39,715	44,772
	123,881	112,808
Less accumulated depreciation	(61,305)	(66,254)
TOTAL	$62,576	$46,554

Aggregate depreciation expense was $3.90 million, $3.73 million and $3.95 million for 2019, 2018 and 2017, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.1 million, $1.0 million, and $1.0 million for 2019, 2018, and 2017. Rent commitments, before considering renewal options that generally are present, were as follows:

2020	$820
2021	563
2022	504
2023	402
2024	134
Thereafter	870
$3,293
See Note 19 for additional discussion on leases.

9.	GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2019 and 2018. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2019 and 2018 are as follows:

	2019		2018
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,205	$10,562	$10,836	$9,639
	$21,205	$10,562	$10,836	$9,639

 Aggregate amortization expense was $923 thousand, $433 thousand and $479 thousand for 2019, 2018 and 2017, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2020	$1,671
2021	1,615
2022	1,390
2023	1,127
2024	848

10.	DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2020	$350,284
2021	132,702
2022	62,207
2023	44,618
2024	24,428

11.	SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2019 and 2018 is presented below:

(Dollar amounts in thousands)	2019	2018
Federal funds purchased	$900	$43,250
Repurchase-agreements	79,219	26,406
	$80,119	$69,656

(Dollar amounts in thousands)	2019	2018
Average amount outstanding	$60,915	$41,557
Maximum amount outstanding at a month end	91,750	69,656
Average interest rate during year	1.84%	1.24%
Interest rate at year-end	0.31%	1.86%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2019
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$69,709	$1,927	$6,552	$1,031	$79,219

	December 31, 2018
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$10,870	$6,307	$8,683	$546	$26,406

12.	OTHER BORROWINGS:

Other borrowings at December 31, 2019 and 2018 are summarized as follows:

(Dollar amounts in thousands)	2019	2018
FHLB advances	$20,796	$—
Junior subordinated debentures	10,177	—
TOTAL	$30,973	$—

The aggregate minimum annual retirements of other borrowings are as follows:

2020	$15
2021	—
2022	—
2023	6
2024	—
Thereafter	10
$31
At December 31, 2019 and 2018, other borrowings are summarized as follows: The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $20.8 million of advances from the FHLB at December 31, 2019, and no advances at December 31, 2018, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 2.3% to 2.8% in 2019 and 1.6% to 2.4% during the year in 2018. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $129.3 million at December 31, 2019, and $99.4 million at December 31, 2018, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $212.3 million at year end 2019. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2019	2018
Non-interest income
Service charges on deposits and debit card fee income	$21,293	$20,761
Asset management fees	5,036	5,286
Interchange income	358	296
Net gains on sales of loans (a)	2,573	1,829
Loan servicing fees (a)	1,618	1,609
Net gains on sales of securities (a)	44	2
Other service charges and fees (a)	2,099	1,923
Other (b)	5,431	6,500
Total non-interest income	$38,452	$38,206
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2019 and December 31, 2018, totaling $(29) thousand and $(30) thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

14.	INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2019	2018	2017
Federal:
Currently payable	$7,118	$7,018	$8,303
Deferred	2,435	1,793	3,756
Expense due to enactment of federal tax reform	—	—	6,282
	9,553	8,811	18,341
State:
Currently payable	2,168	1,699	1,818
Deferred	406	635	463
	2,574	2,334	2,281
TOTAL	$12,127	$11,145	$20,622

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% for 2019 and 2018 (35% for 2017) to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2019	2018	2017
Federal income taxes computed at the statutory rate	$12,810	$12,122	$17,414
Add (deduct) tax effect of:
Tax exempt income	(2,551)	(2,495)	(4,102)
Non-deductible insurance brokerage goodwill	—	—	—
ESOP dividend deduction	(115)	(103)	(102)
State tax, net of federal benefit	2,034	1,846	1,483
Affordable housing credits	(148)	(148)	(148)
Expense due to enactment of federal tax reform	—	—	6,282
Other, net	97	(77)	(205)
TOTAL	$12,127	$11,145	$20,622

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

(Dollar amounts in thousands)	2019	2018
Deferred tax assets:
Other than temporary impairment	$754	$761
Net unrealized losses on retirement plans	7,465	5,783
Net unrealized losses on securities available for sale	—	2,063
Loan loss provisions	5,288	5,463
Deferred compensation	2,615	2,883
Compensated absences	611	576
Post-retirement benefits	1,309	1,338
Lease liability	1,503	—
Purchase accounting	1,600	—
Deferred loss on acquisition	482	577
Other	2,161	2,140
GROSS DEFERRED ASSETS	23,788	21,584
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(4,248)	—
Depreciation	(2,376)	(2,004)
Mortgage servicing rights	(332)	(319)
Pensions	(475)	(335)
Right-of-use asset	(1,501)	—
Intangibles	(3,285)	(2,852)
Other	(2,827)	(2,614)
GROSS DEFERRED LIABILITIES	(15,044)	(8,124)
NET DEFERRED TAX ASSETS	$8,744	$13,460
Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2019	2018	2017
Balance at January 1	$922	$825	$698
Additions based on tax positions related to the current year	298	174	257
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(395)	(77)	(130)
Balance at December 31	$825	$922	$825

Of this total, $825 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2019, 2018 and 2017 was an expense decrease of $9 thousand, an increase of $23 thousand, and an increase of $4 thousand, respectively. The amount accrued for interest and penalties at December 31, 2019, 2018 and 2017 was $53 thousand, $52 thousand and $40 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2016.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2019	2018
Home Equity	$87,327	$57,341
Commercial Operating Lines	358,561	285,524
Other Commitments	105,872	81,593
TOTAL	$551,760	$424,458
Commercial letters of credit	$3,851	$4,673

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 4.25% to 7.25% in 2019. In 2018 this range of rates was from 4.50% to 7.75%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $26.2 million and $19.0 million at December 31, 2019 and 2018. The fair value of these contracts combined was zero, as gains offset losses. The gross gain and loss associated with these interest rate swaps was $0.8 million and $0.1 million at December 31, 2019 and 2018.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $1.77 million, $2.26 million and $2.55 million in 2019, 2018 and 2017. The Corporation contributed $1.25 million, $1.09 million and $1.06 million to the ESOP in 2019, 2018 and 2017. There were contributions of $926 thousand, $735 thousand and $676 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2019, 2018 and 2017 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2019	2018	2017
Service cost - benefits earned	$1,218	$1,388	$1,432
Interest cost on projected benefit obligation	3,465	3,194	3,621
Expected return on plan assets	(3,585)	(3,962)	(3,940)
Net amortization and deferral	1,558	1,448	1,205
Net periodic pension cost	2,656	2,068	2,318
Net loss (gain) during the period	6,362	(1,192)	5,366
Amortization of prior service cost	(1)	(1)	(1)
Amortization of unrecognized gain (loss)	(1,558)	(1,447)	(1,204)
Total recognized in other comprehensive (income) loss	4,803	(2,640)	4,161
Total recognized net periodic pension cost and other comprehensive income	$7,459	$(572)	$6,479

The estimated net loss and prior service costs (credits) for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.0 million and $1 thousand.

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$87,796	$98,096
Service cost	1,218	1,388
Interest cost	3,465	3,194
Actuarial (gain) loss	14,233	(10,618)
Benefits paid	(3,921)	(4,264)
Benefit obligation at December 31	102,791	87,796
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	64,335	71,449
Actual return on plan assets	11,456	(5,464)
Employer contributions	2,092	2,614
Benefits paid	(3,921)	(4,264)
Fair value of plan assets at December 31	73,962	64,335
Funded status at December 31 (plan assets less benefit obligation)	$(28,829)	$(23,461)

Amounts recognized in accumulated other comprehensive income at December 31, 2019 and 2018 consist of:

(Dollar amounts in thousands)	2019	2018
Net loss (gain)	$27,786	$22,982
Prior service cost (credit)	2	2
	$27,788	$22,984

The accumulated benefit obligation for the defined benefit pension plan was $98.4 million and $83.9 million at year-end
2019 and 2018.

Principal assumptions used to determine pension benefit obligation at year end:	2019	2018
Discount rate	3.22%	4.22%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2019	2018
Discount rate	4.22%	3.60%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2019 and 2018 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2019	2019	2019	2018	2019	2018
Equity securities	25-75%	95-99%	63%	65%	98%	99%
Debt securities	0-50%	0-0%	33%	31%	—%	—%
Other	0-20%	0-5%	4%	4%	2%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2019 and 2018, by asset category, is as follows:

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$51,334	$51,334	$—	$—
Debt securities	13,104	—	13,104	—
Investment Funds	9,524	9,524	—	—
Total plan assets	$73,962	$60,858	$13,104	$—

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$43,931	$43,931	$—	$—
Debt securities	10,652	—	10,652	—
Investment Funds	9,752	9,752	—	—
Total plan assets	$64,335	$53,683	$10,652	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $19.8 million (27 percent of total plan assets) and $18.0 million (28 percent of total plan assets) at December 31, 2019 and 2018, respectively. In addition the ESOP for non plan participants holds an estimated $5.1 million and $3.8 million of First Financial Corporation stock at December 31, 2019 and December 31, 2018 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $3.7 million to its pension plan and $736 thousand to its ESOP in 2020.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2020	$4,709
2021	4,987
2022	5,213
2023	5,409
2024	5,567
2025-2029	29,531

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $339 thousand in 2019 and $411 thousand in 2018 and $321 thousand in 2017.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2019	2018	2017
Net loss (gain) during the period	$1,357	$260	$527
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(75)	(51)	—
Total recognized in other comprehensive (income) loss	$1,282	$209	$527

The Corporation has $6.7 million and $5.0 million recognized in the balance sheet as a liability at December 31, 2019 and 2018. Amounts in accumulated other comprehensive income consist of $2.4 million net loss at December 31, 2019 and $1.1 million net loss at December 31, 2018. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $247 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2020	$—
2021	203
2022	399
2023	390
2024	380
2025-2029	3,104

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2019 and 2018 are as follows:

	December 31,
(Dollar amounts in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$3,420	$4,361
Service cost	34	42
Interest cost	145	131
Plan participants' contributions	65	83
Actuarial (gain) loss	626	(872)
Benefits paid	(315)	(325)
Benefit obligation at December 31	$3,975	$3,420
Funded status at December 31	$3,975	$3,420

Amounts recognized in accumulated other comprehensive income consist of a net loss of $27 thousand at December 31, 2019 and $615 thousand net gain at December 31, 2018. The post-retirement benefits paid in 2019 and 2018 of $315 thousand and $325 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2019	2018
Discount rate	3.22%	4.22%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2020	2019

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Service cost	$34	$42	$53
Interest cost	146	131	172
Amortization of net actuarial loss (gain)	(16)	—	—
Net periodic benefit cost	164	173	225
Net loss (gain) during the period	626	(872)	83
Amortization of prior service cost	16	—	—
Total recognized in other comprehensive income (loss)	642	(872)	83
Total recognized net periodic benefit cost and other comprehensive income	$806	$(699)	$308

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$1	$1
Effect on post-retirement benefit obligation	17	16

Contributions — The Corporation expects to contribute $251 thousand to its other post-retirement benefit plan in 2019.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2020	$251
2021	245
2022	246
2023	248
2024	251
2025-2029	1,187

17.	STOCK BASED COMPENSATION:

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

During the first quarter of 2019 and 2018, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 186,072 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 513,928 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $799 thousand, $745 thousand, and $706 thousand in 2019, 2018 and 2017, respectively.

		2019		2018
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	16,999	45.92	18,019	41.14
Granted during the year	19,783	42.52	17,220	45.55
Vested during the year	(17,851)	44.79	(18,240)	40.85
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	18,931	43.44	16,999	45.92

As of December 31, 2019 and 2018, there was $822 thousand and $674 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2019 and 2018 was $816 thousand and $732 thousand, respectively.

18.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2019 and 2018.

	Unrealized
	gains and	2019
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income before reclassification	21,031	(6,213)	14,818
Amounts reclassified from accumulated other comprehensive income	(33)	1,168	1,135
Net current period other comprehensive income (loss)	20,998	(5,045)	15,953
ASU 2018-02 adjustment	$—	$—	$—
Ending balance, December 31	$14,893	$(22,394)	$(7,501)

	Unrealized
	gains and	2018
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$2,258	$(16,962)	$(14,704)
Change in other comprehensive income before reclassification	(8,859)	1,392	(7,467)
Amounts reclassified from accumulated other comprehensive income	(2)	1,085	1,083
Net current period other comprehensive income (loss)	(8,861)	2,477	(6,384)
ASU 2018-02 adjustment	$498	$(2,864)	$(2,366)
Ending balance, December 31	$(6,105)	$(17,349)	$(23,454)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	12/31/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$20,624	$12,178
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	374	2,715
Total unrealized gain (loss) on securities available-for-sale	$(6,105)	$20,998	$14,893
Unrealized loss on retirement plans	(17,349)	(5,045)	(22,394)
TOTAL	$(23,454)	$15,953	$(7,501)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2018	Change	12/31/2018
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(1,371)	$(7,075)	$(8,446)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	3,629	(1,288)	2,341
Total unrealized gain (loss) on securities available-for-sale	$2,258	$(8,363)	$(6,105)
Unrealized loss on retirement plans	(16,962)	(387)	(17,349)
TOTAL	$(14,704)	$(8,750)	$(23,454)

	Balance at December 31, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$44	Net securities gains (losses)
on available-for-sale	(11)	Income tax expense
securities	$33	Net of tax

Amortization of	$(1,558)	(a)
retirement plan items	390	Income tax expense
	$(1,168)	Net of tax
Total reclassifications for the period	$(1,135)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(1,447)	(a)
retirement plan items	362	Income tax expense
	$(1,085)	Net of tax
Total reclassifications for the period	$(1,083)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2017
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$59	Net securities gains (losses)
on available-for-sale	(23)	Income tax expense
securities	$36	Net of tax

Amortization of	$(1,204)	(a)
retirement plan items	470	Income tax expense
	$(734)	Net of tax
Total reclassifications for the period	$(698)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.	LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2019, the Corporation had lease liabilities totaling $6,014,000 and right-of-use assets totaling $6,003,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 11.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Year Ended December 31, 2019
Operating lease cost	$910
Short-term lease cost	75
Variable lease cost	65
Total lease cost	$1,050

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	893
Right-of-use assets obtained in exchange for new operating lease liabilities	6,643

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

(Dollar amounts in thousands)	December 31, 2019
Twelve Months Ended December 31,
2020	$809
2021	762
2022	763
2023	714
2024	641
Thereafter	3,422
Total future minimum lease payments	7,111
Amounts representing interest	(1,097)
Present value of net future minimum lease payments	$6,014

20.	REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2019, approximately $26.7 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes, as of December 31, 2019 and 2018, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2019 and 2018.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2019	$495,817	16.16%	$322,091	10.500%	N/A	N/A
Corporation – 2018	$451,036	19.36%	$230,091	9.875%	N/A	N/A
First Financial Bank – 2019	472,995	15.91%	312,111	10.500%	297,249	10.00%
First Financial Bank – 2018	421,553	18.71%	222,453	9.875%	225,268	10.00%
Common equity tier I capital
Corporation – 2019	$475,874	15.51%	$214,728	7.000%	N/A	N/A
Corporation – 2018	$430,600	18.48%	$148,540	6.375%	N/A	N/A
First Financial Bank – 2019	457,649	15.40%	208,074	7.000%	193,212	6.50%
First Financial Bank – 2018	405,181	17.99%	143,609	6.375%	146,424	6.50%
Tier I risk-based capital
Corporation – 2019	$475,874	15.51%	$260,741	8.500%	N/A	N/A
Corporation – 2018	$430,600	18.48%	$183,490	7.875%	N/A	N/A
First Financial Bank – 2019	457,649	15.40%	252,661	8.500%	237,799	8.00%
First Financial Bank – 2018	405,181	17.99%	177,399	7.875%	180,215	8.00%
Tier I leverage capital
Corporation – 2019	$475,874	12.04%	$158,081	4.00%	N/A	N/A
Corporation – 2018	$430,600	14.59%	$118,072	4.00%	N/A	N/A
First Financial Bank – 2019	457,649	11.93%	153,453	4.00%	191,816	5.00%
First Financial Bank – 2018	405,181	14.19%	114,213	4.00%	142,767	5.00%

21.	PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2019 and 2018, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2019, are as follows:

CONDENSED BALANCE SHEETS
	December 31,
(Dollar amounts in thousands)	2019	2018
ASSETS
Cash deposits in affiliated banks	$4,394	$3,342
Investments in subsidiaries	566,384	442,547
Land and headquarters building, net	4,807	5,000
Other	23	900
Total Assets	$575,608	$451,789
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Borrowings	$10,177	$—
Dividends payable	7,142	6,258
Other liabilities	681	2,830
TOTAL LIABILITIES	18,000	9,088
Shareholders' Equity	557,608	442,701
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$575,608	$451,789

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Dividends from subsidiaries	$81,281	$13,651	$30,814
Other income	720	720	720
Other operating expenses	(4,327)	(2,814)	(2,647)
Income before income taxes and equity in undistributed earnings of subsidiaries	77,532	11,557	28,887
Income tax benefit	908	934	889
Income before equity in undistributed earnings of subsidiaries	78,440	12,491	29,776
Equity in undistributed earnings of subsidiaries	(29,568)	34,092	(645)
Net income	$48,872	$46,583	$29,131

Comprehensive income	$64,825	$40,199	$28,591

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,872	$46,583	$29,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	193	195
Equity in undistributed earnings	(29,568)	(34,092)	645
Contribution of shares to ESOP	1,251	1,087	1,062
Restricted stock compensation	801	745	706
Increase (decrease) in other liabilities	(2,150)	(585)	(247)
(Increase) decrease in other assets	1,187	(900)	—
NET CASH FROM OPERATING ACTIVITIES	20,586	13,031	31,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received (disbursed) from acquisitions	(6,571)	—	—
NET CASH FROM INVESTING ACTIVITIES	(6,571)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(315)	(391)	(503)
Dividends paid	(12,648)	(12,496)	(30,556)
NET CASH FROM FINANCING ACTIVITES	(12,963)	(12,887)	(31,059)
NET (DECREASE) INCREASE IN CASH	1,052	144	433
CASH, BEGINNING OF YEAR	3,342	3,198	2,765
CASH, END OF YEAR	$4,394	$3,342	$3,198
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$9,595	$7,185	$11,158

22.	SELECTED QUARTERLY DATA (UNAUDITED):

	2019
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$32,616	$3,190	$29,426	$1,470	$9,682	$0.79
June 30	$33,259	$3,507	$29,752	$230	$12,569	$1.02
September 30	$39,595	$5,596	$33,999	$1,500	$12,257	$0.93
December 31	$43,651	$5,176	$38,475	$1,500	$14,364	$1.06

	2018
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (a)	Net Income Per Share
March 31	$29,377	$1,904	$27,473	$1,473	$8,953	$0.73
June 30	$32,903	$2,219	$30,684	$1,355	$15,261	$1.25
September 30	$31,375	$2,548	$28,827	$1,470	$11,313	$0.92
December 31	$32,569	$2,974	$29,595	$1,470	$11,056	$0.90
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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2019 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2019 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2019 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	513,928
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	513,928
(1)Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.
(3)The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2019 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2019 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2019 and 2018
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows—Years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed August 24, 2012.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2019, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed April 3, 2019.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated January 28, 2019, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed February 1, 2019.
10.14*	Employment Agreement for Rodger A. McHargue, dated January 28, 2019, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed February 1, 2019.
10.15*	Employment Agreement for Steven H. Holliday, dated January 28, 2019, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed February 1, 2019.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated January 28, 2019, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed February 1, 2019.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2019, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date:	March 6, 2020	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 6, 2020
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ W. Curtis Brighton	March 6, 2020
W. Curtis Brighton, Director

/s/ Thomas T. Dinkel	March 6, 2020
Thomas T. Dinkel, Director

/s/ Anton H. George	March 6, 2020
Anton H. George, Director

/s/ Gregory L. Gibson	March 6, 2020
Gregory L. Gibson, Director

/s/ William R. Krieble	March 6, 2020
William R. Krieble, Director

/s/ Norman L. Lowery	March 6, 2020
Norman L. Lowery, Vice Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Tina J. Maher	March 6, 2020
Tina J. Maher, Director

/s/ Thomas C. Martin	March 6, 2020
Thomas C. Martin, Director

/s/ Paul J. Pierson II	March 6, 2020
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 6, 2020
Ronald K. Rich, Director

/s/ William J. Voges	March 6, 2020
William J. Voges, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.
The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2019, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.