Form 10-Q
period 2020-03-31
FIRST FINANCIAL CORP /IN/
filed 2020-05-07
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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
Yes ☐ No ☒.

As of May 4, 2020, the registrant had outstanding 13,714,524 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$211,034	$127,426
Federal funds sold	1	7,500
Securities available-for-sale	932,041	926,717
Loans:
Commercial	1,567,340	1,584,447
Residential	663,060	682,077
Consumer	387,980	386,006
	2,618,380	2,652,530
(Less) plus:
Net deferred loan costs	4,257	3,860
Allowance for loan losses	(21,063)	(19,943)
	2,601,574	2,636,447
Restricted stock	15,400	15,394
Accrued interest receivable	17,098	18,523
Premises and equipment, net	63,140	62,576
Bank-owned life insurance	94,633	94,251
Goodwill	78,592	78,592
Other intangible assets	10,236	10,643
Other real estate owned	3,894	3,625
Other assets	34,771	41,556
TOTAL ASSETS	$4,062,414	$4,023,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$531,758	$547,189
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	118,162	126,738
Other interest-bearing deposits	2,641,311	2,601,430
	3,291,231	3,275,357
Short-term borrowings	83,784	80,119
Other borrowings	27,494	30,973
Other liabilities	78,134	79,193
TOTAL LIABILITIES	3,480,643	3,465,642

Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,075,154 in 2020 and 16,055,466 in 2019
Outstanding shares-13,714,524 in 2020 and 13,741,825 in 2019	2,005	2,005
Additional paid-in capital	139,898	139,694
Retained earnings	504,236	492,055
Accumulated other comprehensive income/(loss)	6,001	(7,501)
Less: Treasury shares at cost-2,360,630 in 2020 and 2,313,641 in 2019	(70,369)	(68,645)
TOTAL SHAREHOLDERS’ EQUITY	581,771	557,608
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,062,414	$4,023,250
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$35,034	$26,754
Securities:
Taxable	4,029	3,681
Tax-exempt	1,938	1,867
Other	402	314
TOTAL INTEREST INCOME	41,403	32,616
INTEREST EXPENSE:
Deposits	4,530	2,817
Short-term borrowings	267	323
Other borrowings	256	50
TOTAL INTEREST EXPENSE	5,053	3,190
NET INTEREST INCOME	36,350	29,426
Provision for loan losses	2,690	1,470
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	33,660	27,956
NON-INTEREST INCOME:
Trust and financial services	1,534	1,204
Service charges and fees on deposit accounts	2,998	2,624
Other service charges and fees	3,330	3,114
Securities gains (losses), net	194	(4)
Gain on sales of mortgage loans	698	420
Other	341	278
TOTAL NON-INTEREST INCOME	9,095	7,636
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,972	12,755
Occupancy expense	1,929	1,815
Equipment expense	2,461	1,817
FDIC Expense	(230)	140
Other	7,422	7,166
TOTAL NON-INTEREST EXPENSE	27,554	23,693
INCOME BEFORE INCOME TAXES	15,201	11,899
Provision for income taxes	3,020	2,217
NET INCOME	12,181	9,682
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	13,098	10,224
Change in funded status of post retirement benefits, net of taxes	404	303
COMPREHENSIVE INCOME	$25,683	$20,209
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.89	$0.79
Weighted average number of shares outstanding (in thousands)	13,740	12,282
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2020, and 2019
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2019	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
Net income	—	—	9,682	—	—	9,682
Other comprehensive income	—	—	—	10,527	—	10,527
Omnibus Equity Incentive Plan	1	200	—	—	—	201
Treasury shares purchased (7,866 shares)	—	—	—	—	(315)	(315)
Balance, March 31, 2019	$1,825	$76,974	$466,398	$(12,927)	$(69,474)	$462,796

Balance, January 1, 2020	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
Net income	—	—	12,181	—	—	12,181
Other comprehensive income	—	—	—	13,502	—	13,502
Omnibus Equity Incentive Plan	—	204	—	—	—	204
Treasury shares purchased (46,989 shares)	—	—	—	—	(1,724)	(1,724)
Balance, March 31, 2020	$2,005	$139,898	$504,236	$6,001	$(70,369)	$581,771
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,181	$9,682
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,462	900
Provision for loan losses	2,690	1,470
Securities (gains) losses	(194)	4
Gain on sales of mortgage loans	(698)	(420)
(Gain) Loss on sale of other real estate	23	8
Restricted stock compensation	204	201
Depreciation and amortization	1,400	1,000
Other, net	8,611	1,185
NET CASH FROM OPERATING ACTIVITIES	25,679	14,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	27,604	—
Calls, maturities and principal reductions on securities available-for-sale	46,517	27,321
Purchases of securities available-for-sale	(63,516)	(16,214)
Loans made to customers, net of repayment	33,764	(30,828)
Purchase of restricted stock	(6)	(22)
Proceeds from sales of other real estate owned	44	13
Net change in federal funds sold	7,499	(2,000)
Additions to premises and equipment	(1,557)	(309)
NET CASH FROM INVESTING ACTIVITIES	50,349	(22,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	16,281	(17,171)
Net change in short-term borrowings	3,665	(13,008)
Maturities of other borrowings	(5,000)	(92,000)
Proceeds from other borrowings	1,500	117,000
Purchase of treasury stock	(1,724)	(315)
Dividends paid	(7,142)	(6,258)
NET CASH FROM FINANCING ACTIVITIES	7,580	(11,752)
NET CHANGE IN CASH AND CASH EQUIVALENTS	83,608	(19,761)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	127,426	74,388
CASH AND DUE FROM BANKS, END OF PERIOD	$211,034	$54,627
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2020 and 2019 consolidated financial statements are unaudited. The December 31, 2019 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2019 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

 The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2020 and 2019, 19,688 and 19,783 shares were awarded, respectively. These shares had a grant date value of $837 thousand and $841 thousand for 2020 and 2019, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

The extent to which the COVID-19 pandemic impacts the Corporation’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Corporation's intangible assets, investments, loans, or deferred tax assets.

2.	Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended March 31.

Allowance for Loan Losses:	March 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Provision for loan losses	520	251	1,780	139	2,690
Loans charged -off	(533)	(257)	(2,114)	—	(2,904)
Recoveries	391	156	787	—	1,334
Ending Balance	$9,323	$1,452	$8,757	$1,531	$21,063

Allowance for Loan Losses:	March 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for loan losses	(640)	296	941	873	1,470
Loans charged -off	(256)	(302)	(1,551)	—	(2,109)
Recoveries	287	185	691	—	1,163
Ending Balance	$9,239	$1,492	$7,562	$2,667	$20,960

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at March 31, 2020 and December 31, 2019.

Allowance for Loan Losses	March 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$42	$—	$—	$—	$42
Collectively evaluated for impairment	9,281	1,452	8,757	1,531	21,021
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$9,323	$1,452	$8,757	$1,531	$21,063

Loans:	March 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$6,152	$3,579	$—	$9,731
Collectively evaluated for impairment	1,563,334	661,353	389,649	2,614,336
Acquired with deteriorated credit quality	6,549	—	—	6,549
Ending Balance	$1,576,035	$664,932	$389,649	$2,630,616

Allowance for Loan Losses:	December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	48	—	—	—	48
Collectively evaluated for impairment	8,897	1,302	8,304	1,392	19,895
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$8,945	$1,302	$8,304	$1,392	$19,943

Loans	December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	3,161	3,952	—	7,113
Collectively evaluated for impairment	1,584,169	680,069	387,655	2,651,893
Acquired with deteriorated credit quality	7,436	—	—	7,436
Ending Balance	$1,594,766	$684,021	$387,655	$2,666,442

The following tables present loans individually evaluated for impairment by class of loans.

March 31, 2020
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,679	$1,149	$—	$1,069	$—	$—
Farmland	1,324	1,324	—	1,661	—	—
Non Farm, Non Residential	3,512	3,512	—	1,756	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	26	26	—	27	—	—
Residential
First Liens	3,579	3,579	—	3,766	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	141	141	42	145	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,261	$9,731	$42	$8,424	$—	$—

December 31, 2019
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,519	$989	$—	$848	$—	$—
Farmland	1,997	1,997	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	27	27	—	461	—	—
Residential
First Liens	3,952	3,952	—	4,055	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	148	148	48	1,108	—	—
Farmland	—	—	—	84	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	—	—	—	138	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,643	$7,113	$48	$8,693	$—	$—

Three Months Ended March 31, 2020
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,069	$—	$—
Farmland	1,661	—	—
Non Farm, Non Residential	1,756	—	—
Agriculture	—	—	—
All Other Commercial	27	—	—
Residential
First Liens	3,766	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	145	—	—
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$8,424	$—	$—

	Three Months Ended March 31, 2019
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$788	$—	$—
Farmland	930	—	—
Non Farm, Non Residential	2,442	—	—
Agriculture	116	—	—
All Other Commercial	1,218	—	—
Residential
First Liens	2,032	—	—
Home Equity	—	—	—
Junior Liens	18	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	488	—	—
Farmland	3,041	—	—
Non Farm, Non Residential	—	—	—
Agriculture	537	—	—
All Other Commercial	—	—	—
Residential
First Liens	221	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$11,831	$—	$—

The tables below presents the recorded investment in non-performing loans.

	March 31, 2020
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$21	$—	$4	$2,882
Farmland	6	—	—	1,534
Non Farm, Non Residential	—	—	—	3,980
Agriculture	—	—	—	3
All Other Commercial	—	—	—	62
Residential
First Liens	1,138	2,960	401	2,604
Home Equity	136	—	—	43
Junior Liens	21	83	8	99
Multifamily	—	—	—	—
All Other Residential	41	—	—	48
Consumer
Motor Vehicle	115	—	14	233
All Other Consumer	12	190	510	523
TOTAL	$1,490	$3,233	$937	$12,011

	December 31, 2019
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$—	$11	$2,191
Farmland	5	—	—	2,410
Non Farm, Non Residential	—	—	—	441
Agriculture	—	—	—	485
All Other Commercial	—	—	—	114
Residential
First Liens	625	3,007	396	2,876
Home Equity	12	—	—	61
Junior Liens	51	94	9	175
Multifamily	—	—	—	—
All Other Residential	738	—	—	203
Consumer
Motor Vehicle	227	—	15	138
All Other Consumer	4	239	444	452
TOTAL	$1,662	$3,340	$875	$9,546

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2020
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$3,593	$2,695	$1,635	$7,923	$609,765	$617,688
Farmland	115	—	1,417	1,532	133,247	134,779
Non Farm, Non Residential	4,842	7	44	4,893	379,990	384,883
Agriculture	—	6	—	6	144,779	144,785
All Other Commercial	929	—	43	972	292,928	293,900
Residential
First Liens	6,972	344	1,497	8,813	365,938	374,751
Home Equity	181	23	157	361	68,207	68,568
Junior Liens	379	4	29	412	55,153	55,565
Multifamily	1,621	—	—	1,621	143,192	144,813
All Other Residential	69	—	41	110	21,125	21,235
Consumer
Motor Vehicle	5,215	534	199	5,948	353,305	359,253
All Other Consumer	319	15	14	348	30,048	30,396
TOTAL	$24,235	$3,628	$5,076	$32,939	$2,597,677	$2,630,616

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,885	$766	$1,379	$5,030	$594,925	$599,955
Farmland	132	—	2,089	2,221	137,730	139,951
Non Farm, Non Residential	3,749	104	—	3,853	398,854	402,707
Agriculture	277	128	—	405	162,794	163,199
All Other Commercial	—	—	109	109	288,845	288,954
Residential
First Liens	6,452	1,292	1,458	9,202	375,924	385,126
Home Equity	124	63	34	221	70,813	71,034
Junior Liens	384	43	137	564	54,533	55,097
Multifamily	—	—	—	—	148,282	148,282
All Other Residential	1,082	—	890	1,972	22,510	24,482
Consumer
Motor Vehicle	6,488	983	270	7,741	347,950	355,691
All Other Consumer	228	42	2	272	31,692	31,964
TOTAL	$21,801	$3,421	$6,368	$31,590	$2,634,852	$2,666,442

During the three months ended March 31, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$11	$3,485	$698	$4,194
Added	—	60	94	154
Charged Off	—	(6)	(35)	(41)
Payments	(7)	(101)	(43)	(151)
March 31,	$4	$3,438	$714	$4,156

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	145	4,043	618	4,806
Added	—	122	71	193
Charged Off	—	(16)	(16)	(32)
Payments	(9)	(130)	(54)	(193)
March 31,	136	4,019	619	4,774

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2020 or 2019 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2020 and 2019 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2020 and 2019. The Corporation has not committed to lend additional amounts as of March 31, 2020 and 2019 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three months ended March 31, 2020 and 2019 were of restructurings that had occurred in the previous 12 months.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In the first quarter ending March 31, 2020, 81 loans totaling $110 million were modified, related to COVID-19, that were not considered troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	March 31, 2020
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$568,957	$16,870	$22,758	$—	$7,333	$615,918
Farmland	115,976	9,213	7,753	—	62	133,004
Non Farm, Non Residential	366,697	4,427	12,149	—	685	383,958
Agriculture	118,014	3,999	19,193	—	498	141,704
All Other Commercial	288,600	3,095	1,025	—	36	292,756
Residential
First Liens	103,047	1,026	4,089	—	265,416	373,578
Home Equity	2,466	—	170	—	65,743	68,379
Junior Liens	2,189	34	171	—	53,045	55,439
Multifamily	143,064	110	1,315	—	—	144,489
All Other Residential	8,255	—	52	—	12,868	21,175
Consumer
Motor Vehicle	495	—	546	—	356,688	357,729
All Other Consumer	369	—	50	—	29,832	30,251
TOTAL	$1,718,129	$38,774	$69,271	$—	$792,206	$2,618,380

	December 31, 2019
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$549,341	$19,253	$26,349	$5	$2,761	$597,709
Farmland	119,858	8,673	8,644	—	100	137,275
Non Farm, Non Residential	381,404	4,424	12,269	—	3,678	401,775
Agriculture	127,144	4,507	27,490	—	985	160,126
All Other Commercial	283,266	3,141	1,120	—	35	287,562
Residential
First Liens	174,338	926	4,382	—	204,266	383,912
Home Equity	18,417	—	134	11	52,280	70,842
Junior Liens	2,839	64	178	76	51,817	54,974
Multifamily	146,497	112	1,315	—	19	147,943
All Other Residential	12,624	—	205	—	11,577	24,406
Consumer
Motor Vehicle	2,880	—	538	—	350,780	354,198
All Other Consumer	3,155	—	38	—	28,615	31,808
TOTAL	$1,821,763	$41,100	$82,662	$92	$706,913	$2,652,530

3.	Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2020
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$98,780	$2,762	$(38)	$101,504
Mortgage Backed Securities - residential	235,774	9,082	—	244,856
Mortgage Backed Securities - commercial	21,891	798	—	22,689
Collateralized mortgage obligations	276,125	8,461	(220)	284,366
State and municipal obligations	259,907	12,410	(188)	272,129
Municipal taxable	725	1	—	726
U.S. Treasury	2,501	37	—	2,538
Collateralized debt obligations	—	3,233	—	3,233
TOTAL	$895,703	$36,784	$(446)	$932,041

	December 31, 2019
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$102,490	$1,293	$(150)	$103,633
Mortgage Backed Securities-residential	240,753	2,979	(350)	243,382
Mortgage Backed Securities-commercial	22,036	73	(5)	22,104
Collateralized mortgage obligations	280,797	1,735	(1,221)	281,311
State and municipal obligations	253,277	11,265	(108)	264,434
Municipal taxable	728	2	—	730
U.S. Treasury	7,494	10	—	7,504
Collateralized debt obligations	—	3,619	—	3,619
TOTAL	$907,575	$20,976	$(1,834)	$926,717

Contractual maturities of debt securities at March 31, 2020 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$10,297	$10,359
Due after one but within five years	57,759	59,055
Due after five but within ten years	43,921	45,180
Due after ten years	249,936	265,536
	361,913	380,130
Mortgage-backed securities and collateralized mortgage obligations	533,790	551,911
TOTAL	$895,703	$932,041

There were $244 thousand in gross gains and $50 thousand in losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2020. For the three months ended March 31, 2019 there were $2 thousand in gross gains and $6 thousand in losses on sales of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,756	$(38)	$—	$—	$3,756	$(38)
Mortgage Backed Securities - Residential	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	9,178	(220)	—	—	9,178	(220)
State and municipal obligations	8,587	(131)	464	(57)	9,051	(188)
U.S. Treasury	—	—	—	—	—	—
Total temporarily impaired securities	$21,521	$(389)	$464	$(57)	$21,985	$(446)

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government Agencies	$29,183	$(150)	$—	$—	$29,183	$(150)
Mortgage Backed Securities - Residential	$55,665	$(243)	$18,724	$(107)	$74,389	$(350)
Mortgage Backed Securities - Commercial	4,391	(5)	—	—	4,391	(5)
Collateralized mortgage obligations	33,398	(314)	61,781	(907)	95,179	(1,221)
State and municipal obligations	8,996	(61)	461	(47)	9,457	(108)
Total temporarily impaired securities	$131,633	$(773)	$80,966	$(1,061)	$212,599	$(1,834)

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

Gross unrealized losses on investment securities were $446 thousand as of March 31, 2020 and $1.8 million as of December 31, 2019. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There is one remaining collateralized debt obligations security with previously recorded OTTI but there was no additional OTTI recorded in 2020 or 2019. During the quarter ended June 30, 2018, an obligation was called, resulting in the elimination of the OTTI associated with that obligation. A recovery of previously recorded OTTI of $4.2 million was received and recognized in non-interest income for the period. In addition the Corporation received $2.4 million of interest income associated with the call.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019
Beginning balance	$2,974	$2,974
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—
Reductions for increases in cash flows collected	—	—
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

4.	Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2020
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$101,504	$—	$101,504
Mortgage Backed Securities-residential	—	244,856	—	244,856
Mortgage Backed Securities-commercial	—	22,689	—	22,689
Collateralized mortgage obligations	—	284,366	—	284,366
State and municipal	—	269,894	2,235	272,129
Municipal taxable	—	726	—	726
U.S. Treasury	—	2,538	—	2,538
Collateralized debt obligations	—	—	3,233	3,233
TOTAL	$—	$926,573	$5,468	$932,041
Derivative Assets		2,742
Derivative Liabilities		(2,742)

	December 31, 2019
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$103,633	$—	$103,633
Mortgage Backed Securities-residential	—	243,382	—	243,382
Mortgage Backed Securities-commercial	—	22,104	—	22,104
Collateralized mortgage obligations	—	281,311	—	281,311
State and municipal	—	261,869	2,565	264,434
Municipal taxable	—	730	—	730
U.S. Treasury	—	7,504	—	7,504
Collateralized debt obligations	—	—	3,619	3,619
TOTAL	$—	$920,533	$6,184	$926,717
Derivative Assets		828
Derivative Liabilities		(828)

There were no transfers between Level 1 and Level 2 during 2020 and 2019.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and the year ended December 31, 2019.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(386)	(386)
Transfers	—	—	—
Settlements	(330)	—	(330)
Ending balance, March 31	$2,235	$3,233	$5,468

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	498	498
Purchases	—	—	—
Settlements	(570)	(137)	(707)
Ending balance, December 31	$2,565	$3,619	$6,184

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2020.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,235	Discounted cash flow	Discount rate Probability of default	3.09%-4.44% 0%
Other real estate	$3,894	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$99	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2019.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,565	Discounted cash flow	Discount rate Probability of default	2.87%-4.44% 0%
Other real estate	$3,625	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	100	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $99 thousand, after a valuation allowance of $42 thousand at March 31, 2020 and at a fair value of $100 thousand, net of a valuation allowance of $48 thousand at December 31, 2019. The impact to the provision for loan losses for the three months ended March 31, 2020 and for the twelve months ended December 31, 2019 was a $6 thousand decrease, and a $689 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2020 with a value of $3.9 million was reduced $50 thousand for fair value adjustment. At March 31, 2020 other real estate owned was comprised of $3.5 million from commercial loans and $411 thousand from residential loans. Other real estate owned at December 31, 2019 with a value of $3.6 million was reduced $64 thousand for fair value adjustment. At December 31, 2019 other real estate owned was comprised of $3.5 million from commercial loans and $142 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recurring basis, as of March 31, 2020 and December 31, 2019, which are all considered Level 3.

March 31, 2020
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$141	$42	$99
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$141	$42	$99

December 31, 2019
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$148	$48	$100
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$148	$48	$100

The carrying amounts and estimated fair value of financial instruments at March 31, 2020 and December 31, 2019, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$211,034	$31,450	$179,584	$—	$211,034
Federal funds sold	1	—	1	—	1
Securities available-for-sale	932,041	—	926,573	5,468	932,041
Restricted stock	15,400	n/a	n/a	n/a	n/a
Loans, net	2,601,574	—	—	2,703,088	2,703,088
Accrued interest receivable	17,098	—	5,000	12,098	17,098
Deposits	(3,291,231)	—	(3,302,047)	—	(3,302,047)
Short-term borrowings	(83,784)	—	(83,784)	—	(83,784)
Other borrowings	(27,494)	—	(27,938)	—	(27,938)
Accrued interest payable	(1,481)	—	(1,481)	—	(1,481)

	December 31, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$127,426	$26,275	$101,151	$—	$127,426
Federal funds sold	7,500	—	7,500	—	7,500
Securities available-for-sale	926,717	—	920,533	6,184	926,717
Restricted stock	15,394	n/a	n/a	n/a	n/a
Loans, net	2,636,447	—	—	2,648,692	2,648,692
Accrued interest receivable	18,523	—	3,583	14,940	18,523
Deposits	(3,275,357)	—	(3,278,099)	—	(3,278,099)
Short-term borrowings	(80,119)	—	(80,119)	—	(80,119)
Other borrowings	(30,973)	—	(31,143)	—	(31,143)
Accrued interest payable	(1,739)	—	(1,739)	—	(1,739)

5.	Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	March 31, 2020	December 31, 2019
Federal Funds Purchased	$2,150	$900
Repurchase Agreements	81,634	79,219
	$83,784	$80,119

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2020
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$75,739	$90	$65	$5,740	$81,634

	December 31, 2019
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$69,709	$1,927	$6,552	$1,031	$79,219

6.	Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	(000's)
	Pension Benefits		Post-Retirement Health Benefits
	2020	2019	2020	2019
Service cost	$325	$304	$10	$9
Interest cost	779	866	31	36
Expected return on plan assets	(1,050)	(896)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	492	389	—	(4)
Net Periodic Benefit Cost	$546	$663	$41	$41

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to contribute $3.7 million and $736 thousand respectively to its Pension Plan and ESOP and $251 thousand to the Post Retirement Health Benefits Plan in 2020. Contributions of $435 thousand have been made to the Pension Plan thus far in 2020. Contributions of $60 thousand have been made through the first three months of 2020 for the Post Retirement Health Benefits plan. No contributions have been made in 2020 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2020 and 2019 there has been $412 thousand and $390 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.	New accounting standards

Accounting Pronouncements Adopted:
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Corporation adopted ASU 2017-04 on January 1, 2020. There was not a significant impact to accounting and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. The Corporation adopted ASU 2018-13 on January 1, 2020. As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Corporation’s financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. The Corporation adopted ASU 2018-15 on January 1, 2020. ASU 2018-15 did not have a material impact on the Corporation’s financial statements.

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
Documentation of new methodologies and internal controls that will be implemented as part of CECL as well as model validation is also being finalized. While the committee continues to analyze and modify calculations, the Corporation currently expects the adoption of ASU 2016-13 will result in an increase in allowance for loan losses amount at January 1, 2020 in the range of $15 million to $25 million. The allowance for credit losses also increased due to the requirement to record an allowance on acquired loan portfolios, previously recorded at fair value. Once finalized, the cumulative effect adjustment, as a result of the adoption of this guidance, was originally to be recorded on January 1, 2020, net of tax, as an adjustment to retained earnings. This estimate is subject to change as key assumptions are refined and model validations are finalized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Corporation has determined to delay its implementation of ASU 2016-13 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.

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

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Corporation is assessing ASU 2019-12 and its impact on its accounting and disclosure.

8.	Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2020	2019
Non-interest income
Service charges on deposits and debit card fee income	$5,482	$2,988
Asset management fees	1,291	1,147
Interchange income	91	74
Net gains on sales of loans (a)	698	420
Loan servicing fees (a)	325	318
Net gains/(losses) on sales of securities (a)	194	(4)
Other service charges and fees (a)	392	2,320
Other (b)	622	373
Total non-interest income	$9,095	$7,636
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2020 and March 31, 2019, totaling $(6) thousand and $(20) thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.	Acquisitions

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

Purchase credit impaired loans purchased during the year ended December 31, 2019, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollar amount in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Contractually required payments receivable of loans purchased during the year:
Commercial	$16,530	$(3,523)	$13,007
Consumer	391	(296)	95
	$16,921	$(3,819)	$13,102

Fair value of acquired loans at acquisition	$8,870	$(1,857)	$7,013

The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at March 31, 2020 and 2019 are shown in the following tables:

			2020
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$7,269	$—	$7,269
Discount accretion	—	—	—
Disposals	(922)	—	(922)
ASC 310-30 Loans, March 31,	$6,347	$—	$6,347

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,530	$—	$1,530
Discount accretion	—	—	—
Disposals	(36)	—	(36)
ASC 310-30 Loans, March 31,	$1,494	$—	$1,494

10.	Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2020 and 2019.

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income (loss) before reclassification	13,244	—	13,244
Amounts reclassified from accumulated other comprehensive income	(146)	404	258
Net current period other comprehensive income (loss)	13,098	404	13,502
Ending balance, March 31,	$27,991	$(21,990)	$6,001

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income (loss) before reclassification	10,221	—	10,221
Amounts reclassified from accumulated other comprehensive income	3	303	306
Net current period other comprehensive income (loss)	10,224	303	10,527
Ending balance, March 31,	$4,119	$(17,046)	$(12,927)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	3/31/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$13,388	$25,566
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(290)	2,425
Total unrealized loss on securities available-for-sale	$14,893	$13,098	$27,991
Unrealized gain (loss) on retirement plans	(22,394)	404	(21,990)
TOTAL	$(7,501)	$13,502	$6,001

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	3/31/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$10,166	$1,720
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	58	2,399
Total unrealized gain (loss) on securities available-for-sale	$(6,105)	$10,224	$4,119
Unrealized loss on retirement plans	(17,349)	303	(17,046)
TOTAL	$(23,454)	$10,527	$(12,927)

	Three Months Ended March 31, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$194	Net securities gains (losses)
on available-for-sale	(48)	Income tax expense
securities	$146	Net of tax

Amortization of	$(492)	(a) Salary and benefits
retirement plan items	88	Income tax expense
	$(404)	Net of tax
Total reclassifications for the period	$(258)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(4)	Net securities gains (losses)
on available-for-sale	1	Income tax expense
securities	$(3)	Net of tax

Amortization of	$(389)	(a) Salary and benefits
retirement plan items	86	Income tax expense
	$(303)	Net of tax
Total reclassifications for the period	$(306)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

11.	Leases

The Corporation leases certain branches under operating leases. At March 31, 2020, the Corporation had lease liabilities totaling $5,845,000 and right-of-use assets totaling $5,831,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 11.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Three Months Ended March 31, 2020
Operating lease cost	$250
Short-term lease cost	27
Variable lease cost	7
Total lease cost	$284

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	213
Right-of-use assets obtained in exchange for new operating lease liabilities	6,643

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(Dollar amounts in thousands)	March 31, 2020
Twelve Months Ended March 31,
2021	$786
2022	763
2023	763
2024	683
2025	636
Thereafter	3,268
Total Future Minimum Lease Payments	6,899
Amounts Representing Interest	(1,054)
Present Value of Net Future Minimum Lease Payments	$5,845

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2019 in the 10-K filed for the fiscal year ended December 31, 2019.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Risks related to COVID-19 include the disruption of local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality; changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic; inaccuracy of the assumptions and estimates that the management of our Corporation makes in establishing reserves for probable loan losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic; and an increase in the rate of personal or commercial customers' bankruptcies generally, and specifically as a result of the COVID-19 pandemic. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2019, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2019 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2020 was $12.2 million, compared to $9.7 million for the same period of 2019. Basic earnings per share increased to $0.89 for the first quarter of 2020 compared to $0.79 for the same period in 2019. Return on Assets and Return on Equity were 1.21% and 8.55% respectively, for the three months ended March 31, 2020 compared to 1.29% and 8.59% for the three months ended March 31, 2019. These quarterly comparisons and the ones following include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $927 million, including $675 million in loans. The acquisition also included $736 millions for deposits.

In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $6.9 million in the three months ended March 31, 2020 to $36.4 million from $29.4 million in the same period in 2019. The net interest margin for the three months ended March 31, 2020 is 4.13% compared to 4.31% for the same period of 2019, a 4.18% decrease.

Non-Interest Income

 Non-interest income for the three months ended March 31, 2020 was $9.1 million compared to $7.6 million for the same period of 2019.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2020 was $27.6 million compared to $23.7 million for the same period in 2019.

Allowance for Loan Losses

The Corporation’s provision for loan losses increased to $2.7 million for first quarter of 2020 as compared to $1.5 million for the same period of 2019. The Corporation established a $1.0 million allowance for loan and lease losses in the first quarter of 2020 directly related to the initial estimate of losses resulting from the COVID-19 pandemic. Also, as provided by the Coronavirus Aid Relief and Economic Security Act, the Corporation elected to delay the implementation of the Current Expected Credit Loss accounting standard. Net charge offs for the first quarter of 2020 were $1.57 million compared to $496 thousand for the same period of 2019. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate with the adjustments made for the estimates relating to the COVID-19 pandemic.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2020 was 19.87% compared to 18.63% for the same period in 2019.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $17.6 million at March 31, 2020 compared to $15.3 million at December 31, 2019. Nonperforming loans increased 9.4% compared to $16.1 million as of March 31, 2019. A summary of non-performing loans at March 31, 2020 and December 31, 2019 follows:

	(000's)
	March 31, 2020	December 31, 2019
Non-accrual loans	$12,011	$9,535
Accruing restructured loans	3,227	3,318
Nonaccrual restructured loans	929	876
Accruing loans past due over 90 days	1,430	1,610
	$17,597	$15,339
Ratio of the allowance for loan losses
as a percentage of non-performing loans	119.7%	130.0%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2020	December 31, 2019
Non-accrual loans
Commercial loans	$8,461	$5,630
Residential loans	2,794	3,315
Consumer loans	756	590
	$12,011	$9,535
Past due 90 days or more
Commercial loans	$25	$5
Residential loans	1,286	1,383
Consumer loans	119	222
	$1,430	$1,610

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In the first quarter ending March 31, 2020, 81 loans totaling $110 million were modified, related to COVID-19, that were not considered troubled debt restructurings.

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2020. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.47% over the next 12 months and increase 7.20% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.36% over the next 12 months and decrease 3.82% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-1.36	-3.82	-5.60
Up 100	3.47	7.20	10.83
Up 200	3.81	10.75	17.90
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

 Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $10.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $199 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $28.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2020 to the same period in 2019, loans, net of deferred loan costs, have increased $639 million to $2.6 billion. Deposits increased 36.03% to $3.3 billion at March 31, 2020 compared to March 31, 2019. Shareholders' equity increased 25.7% or $119.0 million. This financial performance increased book value per share 12.65% to$42.42 at March 31, 2020 from $37.66 at March 31, 2019. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding. These comparisons include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $926 million, including $675 million in loans. The acquisition also included $736 million in deposits.

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
The fully phased in capital conservation buffer set the minimum ratios for common equity Tier 1 capital at 7%, the Tier 1 capital at 8.5% and the total capital at 10.5%. Currently the Corporation exceeds all of these minimums.

	March 31, 2020	December 31, 2019	To Be Well Capitalized
Common equity tier 1 capital
Corporation	16.19%	15.51%	N/A
First Financial Bank	15.98%	15.40%	6.50%
Total risk-based capital
Corporation	16.89%	16.16%	N/A
First Financial Bank	16.54%	15.91%	10.00%
Tier I risk-based capital
Corporation	16.19%	15.51%	N/A
First Financial Bank	15.98%	15.40%	8.00%
Tier I leverage capital
Corporation	12.38%	12.04%	N/A
First Financial Bank	12.11%	11.93%	5.00%

ITEM 4.	Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2020 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2019 Form 10-K filed for December 31, 2019.

In addition to the risk factors disclosed in these reports and registration statements, you should note the following additional risk factor:

The recent global coronavirus pandemic is likely to impact the financial condition and earnings prospects of the Corporation.

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The coronavirus has since spread rapidly to many other countries, including the United States, and the World Health Organization formally declared the coronavirus outbreak a pandemic in March 2020. In response, federal and many state governments have implemented “stay at home” orders restricting the operations of businesses and the activities of individuals. These orders and other effects of the coronavirus pandemic have had significant and widespread effects on the macroeconomic environment, leading to lower interest rates, depressed market valuations, heightened unemployment, heightened volatility in the financial, commodities and other markets, and significant disruption in banking and other financial activity in the areas in which the Corporation operates. The pandemic has also had a significant economic impact on a broad range of industries in which the customers of the Corporation operate. If the effects of the outbreak are prolonged or result in a lengthy recession, the risk factors set forth in the Corporation's Form 10-K could be exacerbated.

The coronavirus pandemic has created heightened credit risk. The financial performance of the Corporation is dependent upon the ability of borrowers to repay their loans and the value of the collateral supporting loans. The outbreak has caused and is likely to cause significant disruption in the business of our customers. Continued unfavorable market conditions and uncertainty due to the coronavirus pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Corporation. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers. These regulatory programs and governmental policy, including the CARES Act Paycheck Protection Program (PPP) in which the Corporation is participating, may impact the Corporation’s ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding PPP loans at unfavorable interest rates.

In addition, following the coronavirus outbreak, market interest rates have declined significantly to historic lows. The reductions in interest rates, and continued fluctuations in the interest rate environment as a result of changes in monetary policies of the Federal Reserve Board, including in connection with efforts to address the economic fallout from the coronavirus outbreak, could have significant adverse effects on the yields received by the Corporation on its earning assets and otherwise compress the Corporation’s net interest margin which is an important component of the Corporation’s earnings. Continued volatility in interest rates could have a significant adverse effect on the Corporation’s earnings, financial condition and results of operations.

The spread of the coronavirus has caused the Corporation to change its business operations, including adopting a “drive thru banking” model at branch facilities and implementation of a work from home model for non-branch personnel. These changes may have detrimental impacts on the Corporation’s business due to reduced effectiveness of operations, unavailability of personnel, and increased cybersecurity risks related to the use of remote technology. The change in business operations and continued market uncertainty could also have a detrimental effect on the Corporation’s relationship with its customers as well as reduce demand for loans and other products and services offered by the Corporation upon which it relies to drive growth.

The extent to which the coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions required to contain and treat it, reactions by companies, clients, investors, governmental entities and financial, commodities and other markets to such actions, and the effect of the pandemic on short- and long-term general economic conditions, among other factors. There can be no assurance that efforts by the Corporation to address the adverse impacts of the coronavirus will be effective. If the significant effects of the outbreak are prolonged and if the Corporation is unable to recover from this business disruption on a timely basis, the Corporation’s business, financial condition and results of operations may be significantly adversely affected.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2020	—	—	N/A	N/A
February 1-29, 2020	—	—	—	—
March 1-31, 2020	39,266	34.92	39,266	32,616
Total	39,266	34.92	39,266	32,616

ITEM 3.	Defaults upon Senior Securities.

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
3.3	Resolution to Amend Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(iii) of the Corporation’s Form 8-K filed on April 13, 2020.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2019, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 3, 2019.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*
Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.

10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 2, 2020.
10.14*	Employment Agreement for Rodger A. McHargue, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 2, 2020.
10.15*	Employment Agreement for Steven H. Holliday, effective January 1, 2020, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 2, 2020.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, effective January 1, 2020, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 2, 2020.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by Principal Executive Officer, dated May 7, 2020.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by Principal Financial Officer, dated May 7, 2020.
32.1
Certification, dated May 6, 2020, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2020.

101.1
Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2020, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 7, 2020	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	May 7, 2020	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)