Form 10-Q
period 2020-06-30
FIRST FINANCIAL CORP /IN/
filed 2020-08-06
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 0-16759

FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana		35-1546989
(State or other jurisdiction		(I.R.S. Employer
incorporation or organization)		Identification No.)

One First Financial Plaza, Terre Haute, IN		47807
(Address of principal executive office)		(Zip Code)

(812)	238-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.125 per share	THFF	The NASDAQ Stock Market LLC

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
Yes ☐ No ☑.

As of August 3, 2020, the registrant had outstanding 13,714,524 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$386,507	$127,426
Federal funds sold	—	7,500
Securities available-for-sale	907,433	926,717
Loans:
Commercial	1,694,376	1,584,447
Residential	657,657	682,077
Consumer	425,601	386,006
	2,777,634	2,652,530
(Less) plus:
Net deferred loan (fees)/costs	(551)	3,860
Allowance for loan losses	(23,285)	(19,943)
	2,753,798	2,636,447
Restricted stock	15,200	15,394
Accrued interest receivable	17,205	18,523
Premises and equipment, net	63,270	62,576
Bank-owned life insurance	95,013	94,251
Goodwill	78,592	78,592
Other intangible assets	9,829	10,643
Other real estate owned	3,577	3,625
Other assets	37,688	41,556
TOTAL ASSETS	$4,368,112	$4,023,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$681,155	$547,189
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	109,548	126,738
Other interest-bearing deposits	2,779,190	2,601,430
	3,569,893	3,275,357
Short-term borrowings	100,096	80,119
Other borrowings	28,117	30,973
Other liabilities	79,722	79,193
TOTAL LIABILITIES	3,777,828	3,465,642

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,075,154 in 2020 and 16,055,466 in 2019
Outstanding shares-13,714,524 in 2020 and 13,741,825 in 2019	2,006	2,005
Additional paid-in capital	140,103	139,694
Retained earnings	509,029	492,055
Accumulated other comprehensive income/(loss)	9,515	(7,501)
Less: Treasury shares at cost-2,360,630 in 2020 and 2,313,641 in 2019	(70,369)	(68,645)
TOTAL SHAREHOLDERS’ EQUITY	590,284	557,608
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,368,112	$4,023,250
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$33,224	$27,533	$68,258	$54,287
Securities:
Taxable	3,624	3,516	7,653	7,197
Tax-exempt	2,008	1,873	3,946	3,740
Other	400	337	802	651
TOTAL INTEREST INCOME	39,256	33,259	80,659	65,875
INTEREST EXPENSE:
Deposits	3,019	3,316	7,549	6,133
Short-term borrowings	101	158	368	481
Other borrowings	241	33	497	83
TOTAL INTEREST EXPENSE	3,361	3,507	8,414	6,697
NET INTEREST INCOME	35,895	29,752	72,245	59,178
Provision for loan losses	2,965	230	5,655	1,700
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	32,930	29,522	66,590	57,478
NON-INTEREST INCOME:
Trust and financial services	1,288	1,124	2,822	2,328
Service charges and fees on deposit accounts	2,102	2,735	5,100	5,359
Other service charges and fees	3,869	3,408	7,199	6,522
Securities gains (losses), net	31	16	225	12
Gain on sales of mortgage loans	1,205	496	1,903	916
Other	281	1,964	622	2,242
TOTAL NON-INTEREST INCOME	8,776	9,743	17,871	17,379
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,323	12,546	30,295	25,301
Occupancy expense	2,162	1,813	4,091	3,628
Equipment expense	2,673	1,751	5,134	3,568
FDIC Expense	49	199	(181)	339
Other	7,676	7,183	15,098	14,349
TOTAL NON-INTEREST EXPENSE	26,883	23,492	54,437	47,185
INCOME BEFORE INCOME TAXES	14,823	15,773	30,024	27,672
Provision for income taxes	2,899	3,204	5,919	5,421
NET INCOME	11,924	12,569	24,105	22,251
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	3,130	8,341	16,228	18,565
Change in funded status of post retirement benefits, net of taxes	384	304	788	607
COMPREHENSIVE INCOME	$15,438	$21,214	$41,121	$41,423
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.87	$1.02	$1.76	$1.81
Weighted average number of shares outstanding (in thousands)	13,715	12,290	13,740	12,286
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2020, and 2019
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2019	$1,825	$76,974	$466,398	$(12,927)	$(69,474)	$462,796
Net income	—	—	12,569	—	—	12,569
Other comprehensive income	—	—	—	8,645	—	8,645
Omnibus Equity Incentive Plan	1	199	—	—	—	200
Balance, June 30, 2019	$1,826	$77,173	$472,577	$(4,282)	$(69,474)	$477,820

Balance, April 1, 2020	$2,005	$139,898	$504,236	$6,001	$(70,369)	$581,771
Net income	—	—	11,924	—	—	11,924
Other comprehensive income	—	—	—	3,514	—	3,514
Omnibus Equity Incentive Plan	1	205	—	—	—	206
Cash dividends, $.52 per share	—	—	(7,131)	—	—	(7,131)
Balance, June 30, 2020	$2,006	$140,103	$509,029	$9,515	$(70,369)	$590,284
See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2020, and 2019
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2019	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
Net income	—	—	22,251	—	—	22,251
Other comprehensive loss	—	—	—	19,172	—	19,172
Omnibus Equity Incentive Plan	2	399	—	—	—	401
Treasury shares purchased (7,866 shares)	—	—	—	—	(315)	(315)
ASU 2018-02 adjustment	—	—	—	—	—	—
Cash dividends, $.51 per share	—	—	(6,390)	—	—	(6,390)
Balance, June 30, 2019	$1,826	$77,173	$472,577	$(4,282)	$(69,474)	$477,820

Balance, January 1, 2020	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
Net income	—	—	24,105	—	—	24,105
Other comprehensive income	—	—	—	17,016	—	17,016
Omnibus Equity Incentive Plan	1	409	—	—	—	410
Treasury shares purchased (46,989 shares)	—	—	—	—	(1,724)	(1,724)
Cash dividends, $.52 per share	—	—	(7,131)	—	—	(7,131)
Balance, June 30, 2020	$2,006	$140,103	$509,029	$9,515	$(70,369)	$590,284

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,105	$22,251
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	3,186	1,958
Provision for loan losses	5,655	1,700
Securities (gains) losses	(225)	(12)
Gain on sales of mortgage loans	(1,903)	(916)
(Gain) Loss on sale of other real estate	36	10
Restricted stock compensation	410	401
Depreciation and amortization	2,946	2,025
Other, net	5,503	397
NET CASH FROM OPERATING ACTIVITIES	39,713	27,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	28,161	—
Calls, maturities and principal reductions on securities available-for-sale	110,327	60,979
Purchases of securities available-for-sale	(101,291)	(45,409)
Loans made to customers, net of repayment	(119,340)	(58,383)
Redemption of restricted stock	200	—
Purchase of restricted stock	(6)	(22)
Payments to acquire business	—	—
Proceeds from sales of other real estate owned	357	458
Net change in federal funds sold	7,500	(2,200)
Additions to premises and equipment	(2,826)	(905)
NET CASH FROM INVESTING ACTIVITIES	(76,918)	(45,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	295,206	26,291
Net change in short-term borrowings	19,977	(9,164)
Maturities of other borrowings	(16,100)	(167,000)
Proceeds from other borrowings	13,200	167,000
Purchase of treasury stock	(1,724)	(315)
Dividends paid	(14,273)	(12,648)
NET CASH FROM FINANCING ACTIVITIES	296,286	4,164
NET CHANGE IN CASH AND CASH EQUIVALENTS	259,081	(13,504)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	127,426	74,388
CASH AND DUE FROM BANKS, END OF PERIOD	$386,507	$60,884
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2020 and 2019 consolidated financial statements are unaudited. The December 31, 2019 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2019 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2019.

1.Significant Accounting Policies

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

2.Allowance for Loan Losses

The following table presents the activity of the allowance for loan losses by portfolio segment for the three months ended June 30.

Allowance for Loan Losses:	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,323	$1,452	$8,757	$1,531	$21,063
Provision for loan losses	813	527	1,950	(325)	2,965
Loans charged -off	(141)	(166)	(1,233)	—	(1,540)
Recoveries	154	63	580	—	797
Ending Balance	$10,149	$1,876	$10,054	$1,206	$23,285

Allowance for Loan Losses:	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,239	$1,492	$7,562	$2,667	$20,960
Provision for loan losses	482	(141)	854	(965)	230
Loans charged -off	(403)	(117)	(1,386)	—	(1,906)
Recoveries	163	89	714	—	966
Ending Balance	$9,481	$1,323	$7,744	$1,702	$20,250

The following table presents the activity of the allowance for loan losses by portfolio segment for the six months ended June 30.

Allowance for Loan Losses:	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Provision for loan losses	1,333	778	3,730	(186)	5,655
Loans charged -off	(674)	(423)	(3,347)	—	(4,444)
Recoveries	545	219	1,367	—	2,131
Ending Balance	$10,149	$1,876	$10,054	$1,206	$23,285

Allowance for Loan Losses:	June 30, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for loan losses	(158)	155	1,795	(92)	1,700
Loans charged -off	(659)	(419)	(2,937)	—	(4,015)
Recoveries	450	274	1,405	—	2,129
Ending Balance	$9,481	$1,323	$7,744	$1,702	$20,250

The following table presents the allocation of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method at June 30, 2020 and December 31, 2019.

Allowance for Loan Losses	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$237	$—	$—	$—	$237
Collectively evaluated for impairment	9,912	1,876	10,054	1,206	23,048
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$10,149	$1,876	$10,054	$1,206	$23,285

Loans:	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	$7,433	$4,669	$—	$12,102
Collectively evaluated for impairment	1,691,030	654,902	427,370	2,773,302
Acquired with deteriorated credit quality	4,973	—	—	4,973
Ending Balance	$1,703,436	$659,571	$427,370	$2,790,377

Allowance for Loan Losses:	December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	48	—	—	—	48
Collectively evaluated for impairment	8,897	1,302	8,304	1,392	19,895
Acquired with deteriorated credit quality	—	—	—	—	—
Ending Balance	$8,945	$1,302	$8,304	$1,392	$19,943

Loans	December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Individually evaluated for impairment	3,161	3,952	—	7,113
Collectively evaluated for impairment	1,584,169	680,069	387,655	2,651,893
Acquired with deteriorated credit quality	7,436	—	—	7,436
Ending Balance	$1,594,766	$684,021	$387,655	$2,666,442

The following tables present loans individually evaluated for impairment by class of loans.

			June 30, 2020
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,654	$1,124	$—	$1,087	$—	$—
Farmland	1,324	1,324	—	1,548	—	—
Non Farm, Non Residential	3,512	3,512	—	2,341	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	25	25	—	26	—	—
Residential
First Liens	3,358	3,358	—	3,630	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	523	523	89	271	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	171	171	—	57	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	754	754	148	251	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	1,311	1,311	—	437	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$12,632	$12,102	$237	$9,648	$—	$—

December 31, 2019
	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,519	$989	$—	$848	$—	$—
Farmland	1,997	1,997	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	27	27	—	461	—	—
Residential
First Liens	3,952	3,952	—	4,055	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	148	148	48	1,108	—	—
Farmland	—	—	—	84	—	—
Non Farm, Non Residential	—	—	—	—		—
Agriculture	—	—	—	138	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,643	$7,113	$48	$8,693	$—	$—

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,137	$—	$—	$1,087	$—	$—
Farmland	1,324	—	—	1,548	—	—
Non Farm, Non Residential	3,512	—	—	2,341	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	26	—	—	26	—	—
Residential
First Liens	3,469	—	—	3,630	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	332	—	—	271	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	86	—	—	57	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	377	—	—	251	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	656	—	—	437	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,919	$—	$—	$9,648	$—	$—

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$720	$—	$—	$676	$—	$—
Farmland	1,982	—	—	1,995	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	569	—	—	750	—	—
Residential
First Liens	4,121	—	—	4,219	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	1,711	—	—	1,747	—	—
Farmland	105	—	—	140	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	173	—	—	231	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$9,381	$—	$—	$9,758	$—	$—

The tables below presents the recorded investment in non-performing loans.

	June 30, 2020
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$—	$4	$2,934
Farmland	—	—	—	1,536
Non Farm, Non Residential	—	—	—	4,139
Agriculture	126	—	—	72
All Other Commercial	—	—	—	805
Residential
First Liens	3,791	2,558	588	2,659
Home Equity	138	—	—	41
Junior Liens	185	80	8	155
Multifamily	—	—	—	1,311
All Other Residential	—	—	—	45
Consumer
Motor Vehicle	334	—	14	411
All Other Consumer	3	142	512	526
TOTAL	$4,577	$2,780	$1,126	$14,634

	December 31, 2019
	Loans Past Due Over 90 Days Still	Troubled Debt Restructured		Nonaccrual Excluding
(Dollar amounts in thousands)	Accruing	Accruing	Nonaccrual	TDR
Commercial
Commercial & Industrial	$—	$—	$11	$2,191
Farmland	5	—	—	2,410
Non Farm, Non Residential	—	—	—	441
Agriculture	—	—	—	485
All Other Commercial	—	—	—	114
Residential
First Liens	625	3,007	396	2,876
Home Equity	12	—	—	61
Junior Liens	51	94	9	175
Multifamily	—	—	—	—
All Other Residential	738	—	—	203
Consumer
Motor Vehicle	227	—	15	138
All Other Consumer	4	239	444	452
TOTAL	$1,662	$3,340	$875	$9,546

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2020
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$463	$536	$1,519	$2,518	$743,472	$745,990
Farmland	—	—	1,416	1,416	125,455	126,871
Non Farm, Non Residential	4,594	—	222	4,816	371,401	376,217
Agriculture	460	145	205	810	149,166	149,976
All Other Commercial	98	754	33	885	303,497	304,382
Residential
First Liens	996	896	4,327	6,219	360,695	366,914
Home Equity	149	249	156	554	64,451	65,005
Junior Liens	330	343	222	895	54,453	55,348
Multifamily	298	—	1,311	1,609	153,795	155,404
All Other Residential	—	352	—	352	16,548	16,900
Consumer
Motor Vehicle	4,451	1,401	368	6,220	391,601	397,821
All Other Consumer	94	36	9	139	29,410	29,549
TOTAL	$11,933	$4,712	$9,788	$26,433	$2,763,944	$2,790,377

	December 31, 2019
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,885	$766	$1,379	$5,030	$594,925	$599,955
Farmland	132	—	2,089	2,221	137,730	139,951
Non Farm, Non Residential	3,749	104	—	3,853	398,854	402,707
Agriculture	277	128	—	405	162,794	163,199
All Other Commercial	—	—	109	109	288,845	288,954
Residential
First Liens	6,452	1,292	1,458	9,202	375,924	385,126
Home Equity	124	63	34	221	70,813	71,034
Junior Liens	384	43	137	564	54,533	55,097
Multifamily	—	—	—	—	148,282	148,282
All Other Residential	1,082	—	890	1,972	22,510	24,482
Consumer
Motor Vehicle	6,488	983	270	7,741	347,950	355,691
All Other Consumer	228	42	2	272	31,692	31,964
TOTAL	$21,801	$3,421	$6,368	$31,590	$2,634,852	$2,666,442

During the three and six months ended June 30, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$4	$3,438	$714	$4,156
Added	—	63	41	104
Charged Off	—	—	(15)	(15)
Payments	(4)	(270)	(72)	(346)
June 30,	$—	$3,231	$668	$3,899

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$11	$3,485	$698	$4,194
Added	—	123	135	258
Charged Off	—	(6)	(50)	(56)
Payments	(11)	(371)	(115)	(497)
June 30,	$—	$3,231	$668	$3,899

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	136	4,019	619	4,774
Added	—	—	92	92
Charged Off	—	—	(30)	(30)
Payments	(9)	(222)	(64)	(295)
June 30,	127	3,797	617	4,541

		2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	145	4,043	618	4,806
Added	—	122	163	285
Charged Off	—	(16)	(46)	(62)
Payments	(18)	(352)	(118)	(488)
June 30,	127	3,797	617	4,541
Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2020 or 2019 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended June 30, 2020 and 2019 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2020 and 2019. The Corporation has not committed to lend additional amounts as of June 30, 2020 and 2019 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2020 and 2019 were of restructurings that had occurred in the previous 12 months.

        The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, 1,341 loans totaling $343 million were modified, related to COVID-19, that were not considered troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either those with an outstanding balance less than $100 thousand or are included in groups of homogeneous loans. As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans are as follows:

	June 30, 2020
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$694,384	$17,364	$19,298	$—	$12,799	$743,845
Farmland	111,597	5,706	7,684	—	86	125,073
Non Farm, Non Residential	350,871	11,599	11,637	—	702	374,809
Agriculture	123,953	6,784	16,697	—	497	147,931
All Other Commercial	298,835	3,036	817	—	30	302,718
Residential
First Liens	94,359	856	6,301	—	264,155	365,671
Home Equity	2,537	—	170	—	62,156	64,863
Junior Liens	2,115	33	307	—	52,761	55,216
Multifamily	153,622	108	1,311	—	14	155,055
All Other Residential	3,684	—	11	—	13,157	16,852
Consumer
Motor Vehicle	430	—	579	—	395,174	396,183
All Other Consumer	267	—	41	—	29,110	29,418
TOTAL	$1,836,654	$45,486	$64,853	$—	$830,641	$2,777,634

	December 31, 2019
(Dollar amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$549,341	$19,253	$26,349	$5	$2,761	$597,709
Farmland	119,858	8,673	8,644	—	100	137,275
Non Farm, Non Residential	381,404	4,424	12,269	—	3,678	401,775
Agriculture	127,144	4,507	27,490	—	985	160,126
All Other Commercial	283,266	3,141	1,120	—	35	287,562
Residential
First Liens	174,338	926	4,382	—	204,266	383,912
Home Equity	18,417	—	134	11	52,280	70,842
Junior Liens	2,839	64	178	76	51,817	54,974
Multifamily	146,497	112	1,315	—	19	147,943
All Other Residential	12,624	—	205	—	11,577	24,406
Consumer
Motor Vehicle	2,880	—	538	—	350,780	354,198
All Other Consumer	3,155	—	38	—	28,615	31,808
TOTAL	$1,821,763	$41,100	$82,662	$92	$706,913	$2,652,530

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2020
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$92,391	$4,344	$(3)	$96,732
Mortgage Backed Securities - residential	228,141	9,007	—	237,148
Mortgage Backed Securities - commercial	18,157	667	—	18,824
Collateralized mortgage obligations	243,703	6,306	(124)	249,885
State and municipal obligations	270,171	16,684	(107)	286,748
Municipal taxable	12,352	274	—	12,626
U.S. Treasury	2,501	24	—	2,525
Collateralized debt obligations	—	2,945	—	2,945
TOTAL	$867,416	$40,251	$(234)	$907,433

	December 31, 2019
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$102,490	$1,293	$(150)	$103,633
Mortgage Backed Securities-residential	240,753	2,979	(350)	243,382
Mortgage Backed Securities-commercial	22,036	73	(5)	22,104
Collateralized mortgage obligations	280,797	1,735	(1,221)	281,311
State and municipal obligations	253,277	11,265	(108)	264,434
Municipal taxable	728	2	—	730
U.S. Treasury	7,494	10	—	7,504
Collateralized debt obligations	—	3,619	—	3,619
TOTAL	$907,575	$20,976	$(1,834)	$926,717

Contractual maturities of debt securities at June 30, 2020 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,485	$7,530
Due after one but within five years	56,484	58,154
Due after five but within ten years	65,629	68,931
Due after ten years	247,817	266,961
	377,415	401,576
Mortgage-backed securities and collateralized mortgage obligations	490,001	505,857
TOTAL	$867,416	$907,433

There were $34 thousand and $278 thousand in gross gains and $3 thousand and $53 thousand in losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019 there were $16 thousand and $18 thousand in gross gains and zero and $6 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$1,021	$(3)	$—	$—	$1,021	$(3)
Collateralized mortgage obligations	3,827	(124)	—	—	3,827	(124)
State and municipal obligations	7,361	(48)	446	(59)	7,807	(107)
Total temporarily impaired securities	$12,209	$(175)	$446	$(59)	$12,655	$(234)

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government agencies	$29,183	$(150)	$—	$—	$29,183	$(150)
Mortgage Backed Securities - Residential	$55,665	$(243)	$18,724	$(107)	$74,389	$(350)
Mortgage Backed Securities - Commercial	4,391	(5)	—	—	4,391	(5)
Collateralized mortgage obligations	33,398	(314)	61,781	(907)	95,179	(1,221)
State and municipal obligations	8,996	(61)	461	(47)	9,457	(108)
Total temporarily impaired securities	$131,633	$(773)	$80,966	$(1,061)	$212,599	$(1,834)

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

Gross unrealized losses on investment securities were $234 thousand as of June 30, 2020 and $1.8 million as of December 31, 2019. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

There is one remaining collateralized debt obligations security with previously recorded OTTI but there was no additional OTTI recorded in 2020 or 2019.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2020	2019	2020	2019
Beginning balance	$2,974	$2,974	$2,974	$2,974
Increases to the amount related to the credit
Loss for which other-than-temporary was previously recognized	—	—	—	—
Reductions for increases in cash flows collected	—	—	—	—
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

4.Fair Value

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2020
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$96,732	$—	$96,732
Mortgage Backed Securities-residential	—	237,148	—	237,148
Mortgage Backed Securities-commercial	—	18,824	—	18,824
Collateralized mortgage obligations	—	249,885	—	249,885
State and municipal	—	284,513	2,235	286,748
Municipal taxable	—	12,626	—	12,626
U.S. Treasury	—	2,525	—	2,525
Collateralized debt obligations	—	—	2,945	2,945
TOTAL	$—	$902,253	$5,180	$907,433
Derivative Assets		2,861
Derivative Liabilities		(2,861)

	December 31, 2019
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$103,633	$—	$103,633
Mortgage Backed Securities-residential	—	243,382	—	243,382
Mortgage Backed Securities-commercial	—	22,104	—	22,104
Collateralized mortgage obligations	—	281,311	—	281,311
State and municipal	—	261,869	2,565	264,434
Municipal taxable	—	730	—	730
U.S. Treasury	—	7,504	—	7,504
Collateralized debt obligations	—	—	3,619	3,619
TOTAL	$—	$920,533	$6,184	$926,717
Derivative Assets		828
Derivative Liabilities		(828)

There were no transfers between Level 1 and Level 2 during 2020 and 2019.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and the year ended December 31, 2019.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, April 1	$2,235	$3,233	$5,468
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(288)	(288)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$2,235	$2,945	$5,180

	Six Months Ended June 30, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(674)	(674)
Transfers	—	—	—
Settlements	(330)	—	(330)
Ending balance, June 30	$2,235	$2,945	$5,180

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2019
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	498	498
Purchases	—	—	—
Settlements	(570)	(137)	(707)
Ending balance, December 31	$2,565	$3,619	$6,184

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2020.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,235	Discounted cash flow	Discount rate Probability of default	3.09%-4.44% 0%
Other real estate	$3,577	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$2,522	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%
The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2019.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,565	Discounted cash flow	Discount rate Probability of default	2.87%-4.44% 0%
Other real estate	$3,625	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	100	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Impaired loans disclosed in footnote 2, which are measured for impairment using the fair value of collateral, are valued at Level 3. They are carried at a fair value of $2.5 million, after a valuation allowance of $237 thousand at June 30, 2020 and at a fair value of $100 thousand, net of a valuation allowance of $48 thousand at December 31, 2019. The impact to the provision for loan losses for the three and six months ended June 30, 2020 and for the twelve months ended December 31, 2019 was a $195 thousand increase, a $189 thousand increase, and a $689 thousand decrease, respectively. Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2020 with a value of $3.6 million was reduced $50 thousand for fair value adjustment. At June 30, 2020 other real estate owned was comprised of $3.4 million from commercial loans and $199 thousand from residential loans. Other real estate owned at December 31, 2019 with a value of $3.6 million was reduced $64 thousand for fair value adjustment. At December 31, 2019 other real estate owned was comprised of $3.5 million from commercial loans and $142 thousand from residential loans.

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

The following tables presents loans identified as impaired by class of loans, and carried at fair value on a non-recurring basis, as of June 30, 2020 and December 31, 2019, which are all considered Level 3.

	June 30, 2020
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$523	$89	$434
Farmland	—	—	—
Non Farm, Non Residential	171	—	171
Agriculture	—	—	—
All Other Commercial	754	148	606
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,311	—	1,311
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$2,759	$237	$2,522

December 31, 2019
(Dollar amounts in thousands)	Carrying Value	Allowance for Loan Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$148	$48	$100
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$148	$48	$100

The carrying amounts and estimated fair value of financial instruments at June 30, 2020 and December 31, 2019, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, non-impaired loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of impaired loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$386,507	$26,098	$360,409	$—	$386,507
Federal funds sold	—	—	—	—	—
Securities available-for-sale	907,433	—	902,253	5,180	907,433
Restricted stock	15,200	n/a	n/a	n/a	n/a
Loans, net	2,753,798	—	—	2,818,265	2,818,265
Accrued interest receivable	17,205	—	4,646	12,559	17,205
Deposits	(3,569,893)	—	(3,581,637)	—	(3,581,637)
Short-term borrowings	(100,096)	—	(100,096)	—	(100,096)
Other borrowings	(28,117)	—	(28,531)	—	(28,531)
Accrued interest payable	(1,329)	—	(1,329)	—	(1,329)

	December 31, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$127,426	$26,275	$101,151	$—	$127,426
Federal funds sold	7,500	—	7,500	—	7,500
Securities available-for-sale	926,717	—	920,533	6,184	926,717
Restricted stock	15,394	n/a	n/a	n/a	n/a
Loans, net	2,636,447	—	—	2,648,692	2,648,692
Accrued interest receivable	18,523	—	3,583	14,940	18,523
Deposits	(3,275,357)	—	(3,278,099)	—	(3,278,099)
Short-term borrowings	(80,119)	—	(80,119)	—	(80,119)
Other borrowings	(30,973)	—	(31,143)	—	(31,143)
Accrued interest payable	(1,739)	—	(1,739)	—	(1,739)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

	(000 's)
	June 30, 2020	December 31, 2019
Federal Funds Purchased	$4,325	$900
Repurchase Agreements	95,771	79,219
	$100,096	$80,119
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
Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2020
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$89,524	$150	$513	$5,584	$95,771

	December 31, 2019
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$69,709	$1,927	$6,552	$1,031	$79,219

6.Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
	(000's)				(000's)
	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$325	$304	$9	$9	$650	$609	$19	$17
Interest cost	779	866	31	36	1,558	1,733	62	73
Expected return on plan assets	(1,049)	(896)	—	—	(2,099)	(1,793)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	492	390	—	(4)	984	779	—	(8)
Net Periodic Benefit Cost	$547	$664	$40	$41	$1,093	$1,328	$81	$82

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2019 that it expected to contribute $3.7 million and $736 thousand respectively to its Pension Plan and ESOP and $251 thousand to the Post Retirement Health Benefits Plan in 2020. Contributions of $1.2 million have been made to the Pension Plan thus far in 2020. Contributions of $119 thousand have been made through the first six months of 2020 for the Post Retirement Health Benefits plan. No contributions have been made in 2020 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2020 and 2019 there has been $870 thousand and $726 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.New accounting standards

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

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2020	2019	2020	2019
Non-interest income
Service charges on deposits and debit card fee income	$5,044	$5,147	$10,526	$9,990
Asset management fees	1,101	1,058	2,392	2,329
Interchange income	75	85	166	159
Net gains on sales of loans (a)	1,205	496	1,903	916
Loan servicing fees (a)	327	378	652	697
Net gains/(losses) on sales of securities (a)	31	16	225	12
Other service charges and fees (a)	498	491	890	955
Other (b)	495	2,072	1,117	2,321
Total non-interest income	$8,776	$9,743	$17,871	$17,379
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2020 and June 30, 2019, totaling $(2) thousand and $(20) thousand, respectively, and for the six months ended for the same periods, totaling $(8) thousand and $(40) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.Acquisitions

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

Purchase credit impaired loans purchased during the year ended December 31, 2019, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollar amount in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Contractually required payments receivable of loans purchased during the year:
Commercial	$16,530	$(3,523)	$13,007
Consumer	391	(296)	95
	$16,921	$(3,819)	$13,102

Fair value of acquired loans at acquisition	$8,870	$(1,857)	$7,013
The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at June 30, 2020 and 2019 are shown in the following tables:

			2020
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$6,347	$—	$6,347
Discount accretion	—	—	—
Disposals	(1,511)	—	(1,511)
ASC 310-30 Loans, June 30,	$4,836	$—	$4,836

			2020
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$7,269	$—	$7,269
Loans added	—	—	—
Discount accretion	—	—	—
Disposals	(2,433)	—	(2,433)
ASC 310-30 Loans, June 30,	$4,836	$—	$4,836

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, April 1,	$1,494	$—	$1,494
Discount accretion	—	—	—
Disposals	(36)	—	(36)
ASC 310-30 Loans, June 30,	$1,458	$—	$1,458

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance, January 1,	$1,530	$—	$1,530
Discount accretion	—	—	—
Disposals	(72)	—	(72)
ASC 310-30 Loans, June 30,	$1,458	$—	$1,458

10.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2020 and 2019.

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$27,991	$(21,990)	$6,001
Change in other comprehensive income (loss) before reclassification	3,153	—	3,153
Amounts reclassified from accumulated other comprehensive income	(23)	384	361
Net current period other comprehensive income (loss)	3,130	384	3,514
Ending balance, June 30,	$31,121	$(21,606)	$9,515

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income (loss) before reclassification	16,397	—	16,397
Amounts reclassified from accumulated other comprehensive income	(169)	788	619
Net current period other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	16,228	788	17,016
Ending balance, June 30,	$31,121	$(21,606)	$9,515

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$4,119	$(17,046)	$(12,927)
Change in other comprehensive income (loss) before reclassification	8,353	—	8,353
Amounts reclassified from accumulated other comprehensive income	(12)	304	292
Net current period other comprehensive income (loss)	8,341	304	8,645
Ending balance, June 30,	$12,460	$(16,742)	$(4,282)

	Unrealized
	gains and	2019
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income (loss) before reclassification	18,574	—	18,574
Amounts reclassified from accumulated other comprehensive income	(9)	607	598
Net current period other comprehensive income (loss)	18,565	607	19,172
ASU 2018-02 adjustment	—	—	—
Ending balance, June 30,	$12,460	$(16,742)	$(4,282)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2020	Change	6/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$25,566	$3,347	$28,913
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,425	(217)	2,208
Total unrealized loss on securities available-for-sale	$27,991	$3,130	$31,121
Unrealized gain (loss) on retirement plans	(21,990)	384	(21,606)
TOTAL	$6,001	$3,514	$9,515

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	6/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$16,735	$28,913
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(507)	2,208
Total unrealized gain (loss) on securities available-for-sale	$14,893	$16,228	$31,121
Unrealized loss on retirement plans	(22,394)	788	(21,606)
TOTAL	$(7,501)	$17,016	$9,515

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2019	Change	6/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$1,720	$8,278	$9,998
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,399	63	2,462
Total unrealized gain (loss) on securities available-for-sale	$4,119	$8,341	$12,460
Unrealized loss on retirement plans	(17,046)	304	(16,742)
TOTAL	$(12,927)	$8,645	$(4,282)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	6/30/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$18,444	$9,998
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	121	2,462
Total unrealized income (loss) on securities available-for-sale	$(6,105)	$18,565	$12,460
Unrealized gain (loss) on retirement plans	(17,349)	607	(16,742)
TOTAL	$(23,454)	$19,172	$(4,282)

	Three Months Ended June 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$31	Net securities gains (losses)
on available-for-sale	(8)	Income tax expense
securities	$23	Net of tax

Amortization of	$(492)	(a) Salary and benefits
retirement plan items	108	Income tax expense
	$(384)	Net of tax
Total reclassifications for the period	$(361)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$225	Net securities gains (losses)
on available-for-sale	(56)	Income tax expense
securities	$169	Net of tax

Amortization of	$(984)	(a) Salary and benefits
retirement plan items	196	Income tax expense
	$(788)	Net of tax
Total reclassifications for the period	$(619)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended June 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$16	Net securities gains (losses)
on available-for-sale	(4)	Income tax expense
securities	$12	Net of tax

Amortization of	$(390)	(a) Salary and benefits
retirement plan items	86	Income tax expense
	$(304)	Net of tax
Total reclassifications for the period	$(292)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$12	Net securities gains (losses)
on available-for-sale	(3)	Income tax expense
securities	$9	Net of tax

Amortization of	$(779)	(a) Salary and benefits
retirement plan items	172	Income tax expense
	$(607)	Net of tax
Total reclassifications for the period	$(598)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

11.Leases

The Corporation leases certain branches under operating leases. At June 30, 2020, the Corporation had lease liabilities totaling $5,817,000 and right-of-use assets totaling $5,802,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended June 30, 2020, the weighted average remaining lease term for operating leases was 11.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Six Months Ended June 30, 2020
Operating lease cost	$464
Short-term lease cost	74
Variable lease cost	19
Total lease cost	$557

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	427
Right-of-use assets obtained in exchange for new operating lease liabilities	6,786

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

(Dollar amounts in thousands)	June 30, 2020
Twelve Months Ended June 30,
2021	$796
2022	794
2023	787
2024	691
2025	648
Thereafter	3,123
Total Future Minimum Lease Payments	6,839
Amounts Representing Interest	(1,022)
Present Value of Net Future Minimum Lease Payments	$5,817

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

Summary of Operating Results

Net income for the three months ended June 30, 2020 was $11.9 million, compared to $12.6 million for the same period in 2019. Basic earnings per share decreased to $0.87 for the second quarter of 2020 compared to $1.02 for the same period in 2019. Return on Assets and Return on Equity were 1.10% and 8.06% respectively, for the three months ended June 30, 2020 compared to 1.66% and 10.67% for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 was $24.1 million, compared to $22.3 million for the same period in 2019. Basic earnings per share decreased to $1.76 for the first six months of 2020 compared to $1.81 for the same period in 2019. Return on Assets and Return on Equity were 1.16% and 8.30% respectively, for the six months ended June 30, 2020, compared to 1.47% and 9.66% for the six months ended June 30, 2019. These quarterly comparisons and the ones following include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $927 million, including $675 million in loans. The acquisition also included $736 millions for deposits.

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

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $6.1 million in the three months ended June 30, 2020 to $35.9 million from $29.8 million in the same period in 2019. The net interest margin for the three months ended June 30, 2020 is 3.97% compared to 4.33% for the same period in 2019, a 8.31% decrease. Net interest income increased $13.1 million in the six months ended June 30, 2020 to $72.2 million from $59.2 million in the same period in 2019. The net interest margin for the six months ended June 30, 2020 is 4.05% compared to 4.32% for the same period in 2019. The Corporation deferred fees through the Paycheck Protection Program (“PPP”) totaling $6.2 million. Interest income increased by $171 thousand in the three months ended June 30, 2020 as a result of the accretion of PPP fees.

Non-Interest Income

 Non-interest income for the three months ended June 30, 2020 was $8.8 million compared to $9.7 million for the same period of 2019. Non-interest income for the six months ended June 30, 2020 was $17.9 million compared to $17.4 million for the same period in 2019.

Non-Interest Expenses

        The Corporation’s non-interest expense for the quarter ended June 30, 2020 was $26.9 million compared to $23.5 million for the same period in 2019. The Corporation's non-interest expense for the six months ended June 30, 2020 increased $7.3 million to $54.4 million compared to the same period in 2019.

Allowance for Loan Losses

        The Corporation’s provision for loan losses increased to $3.0 million for the second quarter of 2020 as compared to $0.2 million for the same period in 2019. The Corporation increased the allowance for loan losses by $1.0 million in the second quarter of 2020 directly related to the initial estimate of losses resulting from the COVID-19 pandemic. Also, as provided by the Coronavirus Aid Relief and Economic Security Act, the Corporation elected to delay the implementation of the Current Expected Credit Loss accounting standard. Net charge offs for the second quarter of 2020 were $743 thousand compared to $940 thousand for the same period of 2019. The provision for loan losses increased $4.0 million to $5.7 million for the six months ended June 30, 2020 compared to $1.7 million for the same period in 2019. Net charge offs for the first six months of 2020 increased $427 thousand to $2.3 million compared to the same period in 2019. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of historical loss experience, non-performing loans trends, and probable incurred losses on identified problem loans, management believes the allowance is adequate with the adjustments made for the estimates relating to the COVID-19 pandemic.

Income Tax Expense

        The Corporation’s effective income tax rate for the first six months of 2020 was 19.71% compared to 19.59% for the same period in 2019.

Non-performing Loans

        Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $23.0 million at June 30, 2020 compared to $15.3 million at December 31, 2019. Nonperforming loans increased 51.0% compared to $15.2 million as of June 30, 2019. A summary of non-performing loans at June 30, 2020 and December 31, 2019 follows:

	(000's)
	June 30, 2020	December 31, 2019
Non-accrual loans	$14,634	$9,535
Accruing restructured loans	2,773	3,318
Nonaccrual restructured loans	1,126	876
Accruing loans past due over 90 days	4,438	1,610
	$22,971	$15,339
Ratio of the allowance for loan losses
as a percentage of non-performing loans	101.4%	130.0%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2020	December 31, 2019
Non-accrual loans
Commercial loans	$9,486	$5,630
Residential loans	4,211	3,315
Consumer loans	937	590
	$14,634	$9,535
Past due 90 days or more
Commercial loans	$125	$5
Residential loans	3,988	1,383
Consumer loans	325	222
	$4,438	$1,610
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, 1,341 loans totaling $343 million were modified, related to COVID-19, that were not considered troubled debt restructurings. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2020. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 4.59% over the next 12 months and increase 9.57% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.83% over the next 12 months and decrease 6.65% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-3.83	-6.65	-8.42
Up 100	4.59	9.57	13.77
Up 200	5.64	14.70	22.97
  Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $7.2 million of investments that mature throughout the next 12 months. The Corporation also anticipates $183.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $28.1 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2020 to the same period in 2019, loans, net of deferred loan costs, have increased $767 million to $2.8 billion. Deposits increased 44.9% to $3.6 billion at June 30, 2020 compared to June 30, 2019. Shareholders' equity increased 23.5% or $112.5 million. This financial performance increased book value per share 10.71% to$43.04 at June 30, 2020 from $38.88 at June 30, 2019. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding. These comparisons include the Corporation's acquisition of HopFed Bancorp, Hopkinsville, Kentucky on July 27, 2019. Total assets acquired were $927 million, including $675 million in loans. The acquisition also included $736 million in deposits.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April. Through June 30, 2020, we processed approximately $170 million of approved PPP loans.

Goodwill

Goodwill is reviewed for impairment annually. If there are changes or events that indicate the asset may be impaired, goodwill is reviewed for impairment on an interim basis. The pandemic created an event that requires that the Corporation review goodwill for impairment. The market value of the Corporation's stock experienced declines similar to other financial institutions. We have not seen a significant impact on loans, deposits, or operating performance as a result of the pandemic. Deposits and loans have both increased. Loan modifications to date are at similar levels experienced by other financial institutions. While the Corporation does anticipate higher losses to occur as a result of the pandemic, we believe those to be in line with past economic cycles. Based on these factors, we have determined that goodwill was not impaired as of June 30, 2020.

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

	June 30, 2020	December 31, 2019	To Be Well Capitalized
Common equity tier 1 capital
Corporation	15.44%	15.51%	N/A
First Financial Bank	15.28%	15.40%	6.50%
Total risk-based capital
Corporation	16.17%	16.16%	N/A
First Financial Bank	15.87%	15.91%	10.00%
Tier I risk-based capital
Corporation	15.44%	15.51%	N/A
First Financial Bank	15.28%	15.40%	8.00%
Tier I leverage capital
Corporation	11.64%	12.04%	N/A
First Financial Bank	11.40%	11.93%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2020 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – Other Information

ITEM 1.Legal Proceedings.

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

ITEM 1A.Risk Factors.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2020	—	—	N/A	N/A
May 1-31, 2020	—	—	—	—
June 1-30, 2020	—	—	—	—
Total	—	—	—	32,616
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
3.3	Resolution to Amend Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(iii) of the Corporation’s Form 8-K filed on April 13, 2020.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2019, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on April 3, 2019.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.11 of the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed on May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 2, 2020.
10.14*	Employment Agreement for Rodger A. McHargue, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 2, 2020.
10.15*	Employment Agreement for Steven H. Holliday, effective January 1, 2020, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 2, 2020.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, effective January 1, 2020, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 2, 2020.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 by Principal Executive Officer, dated August 6, 2020.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 by Principal Financial Officer, dated August 6, 2020.
32.1	Certification, dated August 6, 2020, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2020.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2020, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 6, 2020	By /s/ Norman L. Lowery
Norman L. Lowery, Vice Chairman, President and CEO
(Principal Executive Officer)

Date:	August 6, 2020	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)