Form 10-K
period 2020-12-31
FIRST FINANCIAL CORP /IN/
filed 2021-03-11
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☑

As of June 30, 2020 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $471,722,925. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2021—13,524,070 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 21, 2021 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2020 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.BUSINESS

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2020 the Corporation and its subsidiaries had 917 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates ten full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; two in Knox County, Ind.; four in Parke County, Ind.; one in Putnam County, Ind., four in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; four in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; three in Coles County, Ill.; two in Crawford County, Ill.; two in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; three in McLean County, Ill.; two in Richland County, Ill.; six in Vermilion County, Ill.; one in Wayne County, Ill; two in Calloway County, Kentucky; three in Christian County, Ky; two in Fulton County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; three in Cheatham County, Tennessee; one in Houston County, Tn; and three in Montgomery County, Tn. There are three loan production offices, one in Marion County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries.

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

The CARES Act

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

Section 1102 of the CARES Act created the Paycheck Protection Program ("PPP"), a program administered by the SBA to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. First Financial has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP started on April 3, 2020, and was available to qualified borrowers through August 8, 2020. No fees can be charged to recipients by the government or lenders. Additional revisions to the SBA's interim final rules on forgiveness and loan review procedures are anticipated to be forthcoming to address these and related changes. On December 27, 2020, the President signed into law omnibus federal spending and economic legislation titled the "Consolidated Appropriations Act" that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB"). Included in the act, the HHSB renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the exiting PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB also creates a new grant program for "shuttered venue operators." As a participating lender, First Financial Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB.

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
•lack of financial savvy,
•inability to protect himself in the selection or use of consumer financial products or services,
         or
•reasonable reliance on a covered entity to act in the consumer’s interests.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes from former capital rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

•Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and

•Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

Fully phased in on January 1, 2019, the Basel III Capital Rules require the Corporation and its banking subsidiaries to maintain:

•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and
•a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

•7.00% CET1 to risk-weighted assets;
•8.50% Tier 1 capital to risk-weighted assets; and
•10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2020, are shown below:

•16.15% CET1 to risk-weighted assets;
•16.15% Tier 1 capital to risk-weighted assets;
•17.40% Total capital to risk-weighted assets; and

•11.24% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2020, are shown below:

•15.78% CET1 to risk-weighted assets;
•15.78% Tier 1 capital to risk-weighted assets;
•17.03% Total capital to risk-weighted assets; and
•10.90% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2020, are shown below:

•24.84% CET1 to risk-weighted assets;
•24.84% Tier 1 capital to risk-weighted assets;
•26.14% Total capital to risk-weighted assets; and
•24.09% leverage ratio.

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

Bank holding companies which meet certain management, capital, and Community Reinvestment Act of 1977 (“CRA”) standards may elect to become a financial holding company, which would allow them to engage in a substantially broader range of non-banking activities than is permitted for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies.

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

The deposits of the Bank and Morris Plan are insured up to the applicable limits under the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and was required to achieve this ratio by September 30, 2020.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC bases assessments on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. This may shift the burden of deposit premiums toward larger depository institutions which rely on funding sources other than U.S. deposits.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $296 thousand and Morris Plan paid a total FDIC assessment of $20 thousand in 2020.

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

Extensions of credit by the Bank or Morris Plan to their executive officers, directors, certain principal shareholders, and their related interests must:

•be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
•not involve more than the normal risk of repayment or present other unfavorable features.

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

The Corporation believes that, as of December 31, 2020, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

Temporary Regulatory Capital Relief Related to Impact of CECL. Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Corporation is not adopting the capital transition relief.

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

Interest and other charges collected or contracted by the Bank or Morris Plan are subject to state usury laws and federal laws concerning interest rates. The loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

•Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;

•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations also are subject to the:

•Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.
•Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.
•Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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

ITEM 1A.RISK FACTORS

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

Risks Related to the COVID-19 Pandemic

The outbreak of COVID-19, or other such epidemic, pandemic, or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which it conducts operations, could adversely affect the Corporation’s business operations, asset valuations, financial condition, and results of operations.

The Corporation’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 outbreak, or an outbreak of another highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The spread of the COVID-19 virus had an impact on the Corporation’s operations during fiscal year 2020, and we expect that the virus will continue to have an impact on business, financial condition, and results of operations and our customers during fiscal year 2021. The COVID-19 pandemic has caused changes in the behavior of our customers, businesses, and employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to our operations is likely to negatively impact our financial condition and results of operations. Notwithstanding our contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of our personnel who are necessary to conduct our business operations, as well as potentially impact the business and operations of our third party service providers who perform critical services for us. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, we could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 be controlled and abated and when and how the economy may be reopened.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks resulting from changes in economic and industry conditions and risks inherent in dealing with loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the COVID-19 pandemic, our borrowers may have difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by COVID-19 could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Our participation in the SBA Paycheck Protection Program (“PPP”) exposes us to credit risk and regulatory enforcement risk, which could have a material adverse impact on our business, financial condition, and results of operations.

The Corporation is a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. As of December 31, 2020, the Corporation obtained approval from the SBA for 1,734 PPP loans totaling $169.8 million for both existing and new customers, with an average loan size of approximately $98 thousand. The net deferred fee related to PPP loan origination totaled $2.4 million at December 31, 2020. The Corporation may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which these loans were originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Corporation.

These PPP loans are subject to the regulatory requirements that would require forbearance of loan payments and other relief to borrowers for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits, and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. Following the COVID-19 outbreak and during 2020, market interest rates have declined significantly. The yields on 10-year and 30-year treasury notes have declined to historic lows, and in March 2020, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the federal funds rate to a target range of 0.00% to 0.25% citing concerns about the impact of COVID-19 on markets and stress in certain sectors. Additionally, the Federal Reserve announced it will take the following actions:

•purchase U.S. Treasury bills;
•initiate overnight repurchase agreement operations;
•reinvest principal received on the Federal Reserve’s securities portfolio; and
•reduce the interest paid on excess bank reserves held by the Federal Reserve.

A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, and financial condition.

The Corporation may become subject to Covid-19-related litigation.

Litigation related to the COVID-19 pandemic has been commenced against some banks. These lawsuits assert a variety of claims, including alleged mishandling of the PPP loans, violations of executive orders and regulatory guidance prohibiting or limiting debt collection, evictions and foreclosures, discriminatory program administration, workplace safety claims and claims alleging minimization in securities filings of the COVID-19 effect on operations. The Corporation is not a party to any such litigation, and we are not aware of any facts which may give rise to such litigation. While we believe our strong compliance and risk culture, proactive pandemic actions and clear communication with our customers employees and shareholders mitigate this legal risk, there can be no assurance that we will not become a party to COVID-19 related litigation.

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

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana, east central Illinois, western Kentucky, and middle and western Tennessee, and most of our customers are located in these markets. The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following, which may adversely affect our business:

•an increase in loan delinquencies;
•an increase in problem assets and foreclosures;
•an increase in our allowance for credit losses;
•a decrease in the demand for our products and services;
•a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage;
•a decrease in net worth and liquidity of loan guarantors, which may impair their ability to honor guarantees made to us; and
•a decrease in deposits balances.

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

For several years prior to December 2015, the FOMC kept the target federal funds rate between 0% to 0.25% to help the overall U.S. economy. Beginning in late 2015 and continuing through 2018, the FOMC steadily increased the target federal funds rate up to between 2.25% to 2.5%. In 2019, the FOMC decreased rates on three separate occasions for a total decrease of 75 basis points, resulting in a target federal funds rate between 1.5% to 1.75%. Following the COVID-19 outbreak and during 2020, market interest rates have declined significantly. The 10-year U.S. Treasury bond fell below 1.00% on March 3, 2020 for the first time and the FOMC reduced the federal funds rate to a target range of 0.00% to 0.25%.

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

The Corporation and its subsidiaries have financial instruments which have a rate indexed to LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In late 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 20121. Publication of a non-U.S. dollar LIBOR would continue to cease after December 31, 2021. Notwithstanding the publication of this consultation, there is no assurance of how long LIBOR of any currency or tenor will continue to be published. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease or continue to be published before or after December 31, 2021 or June 30, 2023, as applicable, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

As a result of the 2017 announcement, regulators, industry groups, and committees have, among other things, published recommended fallback language for financial instruments indexed to LIBOR, identified and recommended alternatives to LIBOR, and proposed implementations of the recommended alternatives in floating-rate financial instruments. For example, in June 2017, the Alternative Reference Rate Committee, a committee of private-market derivative participants and their regulators convened by the Federal Reserve to identity alternative reference interest rates, announced a Secured Overnight Funding Rate, a broad Treasuries overnight repurchase agreement (repo) financing rate, as its preferred alternative to U.S. dollar LIBOR. It is currently unknown whether any of these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what effect of their implementation may have on the markets for floating-rate financial instruments. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR and the value of financial instruments indexed to LIBOR in our portfolio and may impact the availability and cost of hedging instruments and borrowings.

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

New accounting standard, effective January 1, 2020, significantly changes how we recognize credit losses and may have a material impact on our financial condition or results of operations.

Effective January 1, 2020, the Corporation implemented the provision of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 represents a comprehensive change in estimating the allowance for credit losses from the previous “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model, which encompasses losses expected to be incurred over the life of the portfolio.

The measurement of expected credit losses under ASU 2016-13 is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of ASU 2016-13 could materially affect how we determine our allowance for credit losses and may require us to significantly increase our allowance. Moreover, ASU 2016-13 may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•the ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets;
•the ability to expand the Corporation's market position;

•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the rate at which the Corporation introduces new products and services relative to its competitors;
•customer satisfaction with the Corporation's level of service; and
•industry and general economic trends.

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
As of December 31, 2020, approximately 58% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation’s accounting estimates and risk management processes rely on analytical and forecasting models, which, if inadequate, may result in a material adverse effect on our business, financial condition, or results of operation.

The processes the Corporation uses to estimate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Corporation uses to measure the fair value of our financial instruments are inadequate, the fair value of our financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of our financial instruments. Any failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

We also rely on the integrity and security of a variety of third party processors and payment, clearing, and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption. In addition, a number of our third party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

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

The Corporation’s internal operations are subject to risks, including, but not limited to, data processing system failures and errors, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated. As a result, the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk.

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

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•the time and costs associated with identifying and evaluating potential new markets, hiring experienced local management, and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•the time and costs associated with identifying potential acquisition and merger targets;
•the accuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target company;
•the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
•our ability to finance an acquisition and possible dilution to our existing shareholders;
•closing delays and expenses related to the resolution of lawsuits filed by shareholders of targets;
•entry into new markets where we lack experience;
•introduction of new products and services into our business;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•the risk of loss of key employees and customers; and
•incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

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

As of December 31, 2020, the Corporation had $87.6 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

We have risk related to legal proceedings.

We are involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

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

General market price declines or market volatility in the future could adversely affect the price of the Corporation’s common stock and may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. The Corporation’s common stock price can fluctuate significantly in response to a variety of factors, including:

•announcements and news reports relating to the Corporation’s business and trends, concerns, and other issues in the financial services industry generally;
•fluctuations in the Corporation’s results of operations;
•sales or purchases of substantial amounts of the Corporation’s securities in the marketplace;
•a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•changes in analysts’ recommendations or projections;
•actual or expected economic conditions that are perceived to affect the Corporation, such as changes in real estate values or interest rates;
•perceptions in the marketplace regarding the Corporation and/or our competitors;
•new technology used, or services offered, by competitors;
•changes in applicable government regulation; and
•the Corporation’s announcement of new acquisitions or other projects.

As such, the market price of the Corporation’s common stock may not accurately reflect the underlying value of the stock, and investors should consider this before relying on the market prices of the Corporation’s common stock when making an investment decision.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to or, if our or the Bank’s or the Morris Plan’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 13.6 million shares were outstanding as of December 31, 2020 and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns two other facilities in downtown Terre Haute. One is available for lease and the other is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Three other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 31, 2023, February 14, 2021, and May 31, 2021.

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

Facilities of the Corporation’s banking centers in Richland County include two offices in Olney, Illinois. One building is held in fee and the other building is leased. The expiration date on the lease is February 28, 2025.

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

Facilities of the Corporation's loan production offices, include an office in Indianapolis, Indiana, an office in Murfreesboro, Tennessee, and an office in Brentwood, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are February 29, 2021, May 18, 2021, and April 15, 2021.

The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is October 31, 2025.

Facilities of the Corporation’s subsidiary, FFB Risk Management Co., Inc., include an office facility in Las Vegas, Nevada. This office facility is leased.

ITEM 3.LEGAL PROCEEDINGS

(a) There are no material pending legal proceedings to which the Corporation or its subsidiaries is a party or of which any of their property is the subject, other than ordinary routine litigation incidental to its business.
(b) Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2021 shareholders owned 13,524,070 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2021, approximately 7,043 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2020 and 2019.

	2020			2019
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$45.72	$28.98		$44.60	$38.24
June 30	$39.37	$30.26	$0.52	$42.72	$37.83	$0.52
September 30	$36.08	$30.26		$44.52	$38.70
December 31	$39.28	$31.88	$0.53	$46.40	$41.73	$0.52

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 33.44%. During this same period, the return on The Russell 2000 Index was 86.36% and the SNL Index of Banks $1 - $5 Billion had a return of 38.81%.

Total Return Performance
First Financial Corporation
Russell 2000
SNL Bank $1B-$5B
Index Value
325
300
275
250
225
200
175
150
125
100
75
50
25
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
First Financial Corporation	100.00	159.88	144.61	130.96	152.94	133.44
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On August 25, 2014 First Financial Corporation issued a press release announcing that it's Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 667,700 shares may be repurchased. There were 257,989 purchases of common stock by the Corporation during the year ended December 31, 2015. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 685,726 shares may be repurchased.There were 242,031 and 7,866 purchases of common stock by the Corporation during the years ended December 31, 2020 and December 31, 2019. The

Corporation contributed 39,029 shares of treasury stock to the ESOP in November of 2020. There were 195,042 shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2020	2019	2018	2017	2016
BALANCE SHEET DATA
Total assets	$4,557,544	$4,023,250	$3,008,718	$3,000,668	$2,988,527
Securities	1,020,744	926,717	784,916	814,931	853,725
Loans	2,610,294	2,656,390	1,953,988	1,906,761	1,839,180
Deposits	3,755,945	3,275,357	2,436,727	2,458,653	2,428,526
Borrowings	121,920	111,092	69,656	57,686	81,121
Shareholders’ equity	596,992	557,608	442,701	413,569	414,395
INCOME STATEMENT DATA
Interest income	160,485	149,121	126,224	114,195	109,380
Interest expense	14,139	17,469	9,645	6,338	4,407
Net interest income	146,346	131,652	116,579	107,857	104,973
Provision for credit losses	10,528	4,700	5,768	5,295	3,300
Other income	42,476	38,452	38,206	35,938	46,931
Other expenses	112,758	104,405	91,289	88,747	90,308
Net income	53,844	48,872	46,583	29,131	38,413
PER SHARE DATA:
Net Income	3.93	3.80	3.80	2.38	3.12
Cash dividends	1.04	1.03	1.02	2.51	1.00
PERFORMANCE RATIOS:
Return on average assets	1.25%	1.42%	1.57%	0.98%	1.30%
Return on average shareholders’ equity	9.07	9.83	10.98	6.69	9.26
Average total capital to average assets	14.31	15.05	14.93	15.24	14.67
Average shareholders’ equity to average assets	13.77	14.46	14.25	14.58	14.01
Dividend payout	26.58	27.69	26.85	105.32	31.81

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for credit losses. The allowance for credit losses represents management's estimate of expected losses inherent within the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions, nonperforming loans, and reasonable and supportable forecasts. Loans are individually evaluated when they do not share risk characteristics with other loans in the respective pool. Loans evaluated individually are excluded from the collective evaluation. Management elected the collateral dependent practical expedient upon adoption of ASC 326. Expected credit losses on individually evaluated loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

We utilize a cohort methodology to determine the allowance for credit losses. This method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining life. Our cohorts track loan balances and historical loss experience since 2008. Where past performance may not be representative of future losses, loss rates are adjusted for qualitative and economic forecast factors. Qualitative factors include items such as changes in lending policies or procedures, asset specific risks, the impact of COVID-19 on customer's operations, and economic uncertainty in forward-looking forecasts. Economic indicators utilized in forecasting include unemployment rate, gross domestic product, housing starts, and interest rates.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for credit losses and the associated provision for credit losses. Should cash flow assumptions or market conditions change, a different amount may be recorded for the allowance for credit losses and the associated provision for credit losses.

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2020.

Goodwill. The carrying value of goodwill requires management to use estimates and assumptions about the fair value of the reporting unit compared to its book value. An impairment analysis is prepared on an annual basis. Fair values of the reporting units are determined by an analysis which considers cash flows streams, profitability and estimated market values of the reporting unit. With the decrease in market value as a result of the pandemic, the Corporation engaged a third party to conduct an in-depth analysis of the Corporation as of October 31, 2020. The final results determined that there was no impairment of goodwill. From the effective date of the analysis to December 31, 2020, the Corporation's market value increased. The majority of the Corporation's goodwill is recorded at First Financial Bank, N. A.

Management believes the accounting estimates related to the allowance for credit losses, valuation of investment securities and the valuation of goodwill are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, valuation assumptions, and economic conditions, and (2) the impact of recognizing an impairment or credit loss could have a material effect on the Corporation's assets reported on the balance sheet as well as net income.

RESULTS OF OPERATIONS - SUMMARY FOR 2020

COMPARISON OF 2020 TO 2019

Net income for 2020 was $53.8 million, or $3.93 per share versus $48.9 million, or $3.80 per share for 2019. The increase in 2020 net income is primarily due to an increase in net interest income related to full year impact of acquisition. 2019 net income includes the results from the acquisition of HopFed, Inc. Return on average assets at December 31, 2020 decreased 11.97% to 1.25% compared to 1.42% at December 31, 2019.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2020 to $146.3 million compared to $131.7 million in 2019. Total average interest earning assets increased to $3.71 billion in 2020 from $3.20 billion in 2019. The tax-equivalent yield on these assets decreased to 4.43% in 2020 from

4.79% in 2019. Total average interest-bearing liabilities increased to $2.98 billion in 2020 from $2.59 billion in 2019. The average cost of these interest-bearing liabilities decreased to 0.47% in 2020 from 0.67% in 2019.

The net interest margin decreased from 4.25% in 2019 to 4.05% in 2020. Earning asset yields decreased 36 basis points while the rate on interest-bearing liabilities decreased by 20 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2020			2019			2018
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$2,702,225	138,302	5.12%	$2,270,313	125,906	5.55%	$1,922,588	101,666	5.29%
Taxable investment securities	689,203	13,625	1.98%	621,756	15,191	2.44%	576,544	16,942	2.94%
Tax-exempt investments (2)	322,121	12,731	3.95%	302,757	11,999	3.96%	285,931	11,500	4.02%
Federal funds sold	1,245	71	5.70%	3,029	143	4.72%	3,693	116	3.14%
Total interest-earning assets	3,714,794	164,729	4.43%	3,197,855	153,239	4.79%	2,788,756	130,224	4.67%
Non-interest earning assets:
Cash and due from banks	370,883			86,592			58,599
Premises and equipment, net	63,145			54,336			47,550
Other assets	187,415			121,411			101,711
Less allowance for loan losses	(23,318)			(20,401)			(20,099)
TOTALS	$4,312,919			$3,439,793			$2,976,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$2,282,750	4,424	0.19%	$2,057,713	9,847	0.48%	$1,706,846	6,482	0.38%
Time deposits	589,975	8,377	1.42%	447,172	5,864	1.31%	317,739	2,550	0.80%
Short-term borrowings	90,613	568	0.63%	60,924	1,105	1.81%	41,480	501	1.21%
Other borrowings	18,335	770	4.20%	24,780	653	2.64%	5,566	112	2.01%
Total interest-bearing liabilities:	2,981,673	14,139	0.47%	2,590,589	17,469	0.67%	2,071,631	9,645	0.47%
Non interest-bearing liabilities:
Demand deposits	660,011			292,445			425,639
Other	77,444			59,430			54,973
	3,719,128			2,942,464			2,552,243
Shareholders' equity	593,791			497,329			424,274
TOTALS	$4,312,919			$3,439,793			$2,976,517
Net interest earnings		$150,590			$135,770			$120,579
Net yield on interest- earning assets			4.05%			4.25%			4.32%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2020 to 2019 and 2019 to 2018.

	2020 Compared to 2019 Increase (Decrease) Due to				2019 Compared to 2018 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$23,953	$(9,710)	$(1,847)	$12,396	$18,388	$4,956	$896	$24,240
Taxable investment securities	1,648	(2,899)	(315)	(1,566)	1,329	(2,856)	(224)	(1,751)
Tax-exempt investment securities (2)	767	(33)	(2)	732	677	(168)	(10)	499
Federal funds sold	(84)	30	(18)	(72)	(21)	58	(10)	27
Total interest income	$26,284	$(12,612)	$(2,182)	$11,490	$20,373	$1,990	$652	$23,015
Interest paid on interest-bearing liabilities:
Transaction accounts	1,077	(5,859)	(641)	(5,423)	1,331	1,686	347	3,364
Time deposits	1,873	485	155	2,513	1,039	1,617	659	3,315
Short-term borrowings	538	(723)	(352)	(537)	235	251	118	604
Other borrowings	(170)	388	(101)	117	386	35	120	541
Total interest expense	3,318	(5,709)	(939)	(3,330)	2,991	3,589	1,244	7,824
Net interest income	$22,966	$(6,903)	$(1,243)	$14,820	$17,382	$(1,599)	$(592)	$15,191

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which uses an economic forecast that includes the impact of the COVID-19 pandemic. For the year ended December 31, 2020, the provision for credit losses was $10.5 million, an increase of $5.8 million, or 124%, compared to 2019. Additional provisions were primarily recorded to accommodate anticipated losses from the pandemic. Continued loan growth in future periods, an increase in charge-offs, or a decline in our current level of recoveries could result in an increase in provision expense. Additionally, with the adoption of ASC 326 in 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, economic conditions, and loan composition, which drive allowance for credit losses.

Net charge-offs for 2020 were $3.5 million as compared to $5.2 million for 2019 and $5.2 million for 2018. Non-accrual loans, excluding TDR's, increased to $15.4 million at December 31, 2020 from $9.5 million at December 31, 2019. Loans past due 90 days and still on accrual increased to $2.3 million compared to $1.6 million at December 31, 2019.

NON-INTEREST INCOME

Non-interest income of $42.5 million increased $4.0 million from the $38.5 million earned in 2019. Non-interest income increased primarily due to an increase in gains on sales of mortgage loans.

NON-INTEREST EXPENSES

Non-interest expenses increased to $112.8 million in 2020 from $104.4 million in 2019. The increase was mainly due to a full year of increased expenses from the acquisition of HopFed, Inc. Salaries and benefits, as well as equipment expense increases were due to recognizing a full year of expenses from the acquisition of HopFed, Inc.

INCOME TAXES

The Corporation's federal income tax provision was $11.7 million in 2020 compared to $12.1 million in 2019. The overall effective tax rate in 2020 of 17.8% decreased as compared to a 2019 effective rate of 20.0%. The decrease is primarily due to increase of general business tax credits benefits earned in 2020.

COMPARISON OF 2019 TO 2018

Net income for 2019 was $48.9 million or $3.80 per share compared to $46.6 million in 2018 or $3.80 per share. The increase in 2019 net income results from the acquisition of HopFed, Inc. 2018 net income includes the recovery of a security previously written down for other-than temporary impairment, which contributed $2.4 million pre-tax to interest income and $4.5 million pre-tax to other income.

Net interest income increased $15.1 million in 2019 compared to 2018. The provision for loan losses decreased $1.1 million from $5.8 million in 2018 to $4.7 million in 2019. Non-interest expenses increased $13.1 million and non-interest income increased $246 thousand. The increase in non-interest expenses was largely due to the acquisition of HopFed, Inc.

The provision for income taxes increased $1.0 million from 2018 to 2019 and the effective tax rate increased to 20.0% in 2019 from 19.3% in 2018.

COMPARISON AND DISCUSSION OF 2020 BALANCE SHEET TO 2019

The Corporation's total assets increased 13.3% or $534.3 million at December 31, 2020, from a year earlier. Available-for-sale securities increased $94.0 million at December 31, 2020, from the previous year. Loans, net decreased by $73.2 million to $2.56 billion. Deposits increased $480.6 million while borrowings increased by $10.8 million. Total shareholders' equity increased $39.4 million to $597.0 million at December 31, 2020. In 2020 dividends paid by the Corporation totaled $1.04 per share. There were also 39,029 shares from the treasury with a value of $1.47 million that were contributed to the ESOP plan in 2020 compared to 28,470 shares with a value of $1.25 million in 2019.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2020 the portfolio's balance increased by 10.2%. The average life of the portfolio decreased from 4.2 years in 2019 to 3.8 years in 2020. The portfolio structure will continue to provide cash flows to be reinvested during 2021.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2020
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$8,892	2.21%	$36,343	1.87%	$40,007	5.02%	$388,936	2.44%	$474,178
Collateralized mortgage obligations (1)	—	—%	3,728	5.19%	5,400	1.67%	205,032	2.42%	214,160
States and political subdivisions	4,414	3.17%	35,651	3.15%	57,755	3.06%	231,450	2.87%	329,270
Collateralized debt obligations	—	—%	—	—%	—	—%	3,136	—%	3,136
TOTAL	$13,306	2.53%	$75,722	2.64%	$103,162	3.74%	$828,554	2.55%	$1,020,744
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2019
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$7,095	2.11%	$47,977	1.37%	$60,946	5.20%	$260,606	3.08%	$376,624
Collateralized mortgage obligations (1)	—	—%	3,707	4.88%	7,379	2.05%	270,225	2.55%	281,311
States and political subdivisions	6,949	3.01%	37,595	3.13%	53,476	3.26%	167,143	3.06%	265,163
Collateralized debt obligations	—	—%	—	—%	—	—%	3,619	—%	3,619
TOTAL	14,044	2.55%	89,279	2.26%	121,801	4.16%	701,593	2.86%	926,717
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2020 are set forth in the following analyses.

(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Loan Category
Commercial	$1,521,711	$1,584,447	$1,166,352	$1,139,490	$1,106,182
Residential	604,652	682,077	443,670	436,143	423,911
Consumer	479,750	386,006	341,041	327,976	305,881
TOTAL	$2,606,113	$2,652,530	$1,951,063	$1,903,609	$1,835,974

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$510,679	$701,562	$309,470	$1,521,711
TOTAL
Residential				604,652
Consumer				479,750
TOTAL				$2,606,113
Loans maturing after one year with:
Fixed interest rates		$348,577	$302,417
Variable interest rates		352,985	7,053
TOTAL		$701,562	$309,470

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation's allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Amount of loans outstanding at December 31,	$2,606,113	$2,652,530	$1,951,063	$1,903,609	$1,835,974
Average amount of loans by year	$2,702,225	$2,270,313	$1,922,588	$1,855,092	$1,792,609
Allowance for credit losses at beginning of year	$19,943	$20,436	$19,909	$18,773	$19,946
Loans charged off:
Commercial	1,097	2,616	1,122	1,572	2,659
Residential	944	1,050	841	761	1,011
Consumer	6,355	7,007	6,868	6,429	5,279
Total loans charged off	8,396	10,673	8,831	8,762	8,949
Recoveries of loans previously charged off:
Commercial	856	1,092	606	1,377	1,663
Residential	657	1,360	639	842	676
Consumer	3,404	3,028	2,345	2,384	2,137
Total recoveries	4,917	5,480	3,590	4,603	4,476
Net loans charged off	3,479	5,193	5,241	4,159	4,473
Provision charged to expense *	10,528	4,700	5,768	5,295	3,300
CECL adoption	20,060	—	—	—	—
Balance at end of year	$47,052	$19,943	$20,436	$19,909	$18,773
Ratio of net charge-offs during period to average loans outstanding	0.13%	0.23%	0.27%	0.22%	0.25%

The allowance is maintained at an amount management believes sufficient to absorb expected losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for credit losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans increased to 1.80% at year end 2020 compared to 0.75% at year end 2019. The increase is primarily due to the adoption of CECL. A portion of the increase was due to the requirement to include an allowance for credit losses on purchased loans that previously only required an allocation if there was a deterioration since acquisition date. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors, including reasonable and supportable forecasts, that influence management's expectations of loss in the portfolio. Non-performing loans of $20.7 million at December 31, 2020 increased from $15.3 million at December 31, 2019. Management believes the allowance for credit losses balance at year end 2020 is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Commercial	$16,901	$8,945	$9,848	$10,281	$9,731
Residential	19,142	1,302	1,313	1,455	1,553
Consumer	11,009	8,304	7,481	6,709	5,767
Unallocated	—	1,392	1,794	1,464	1,722
TOTAL ALLOWANCE FOR CREDIT LOSSES	$47,052	$19,943	$20,436	$19,909	$18,773

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans increased slightly in 2020 and decreased in 2019 due to the reduced number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Non-accrual loans	$14,213	$9,535	$10,974	$13,245	$13,492
Accruing restructured loans	3,052	3,318	3,702	3,280	3,729
Non-accrual restructured loans	1,154	876	1,104	3,754	4,836
Accruing loans past due over 90 days	2,324	1,610	798	1,403	610
	$20,743	$15,339	$16,578	$21,682	$22,667

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 226.83% at December 31, 2020, compared to 130.01% in 2019. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2020 and 2019:

(Dollar amounts in thousands)	2020		2019
Non-accrual loans:
Commercial loans	$9,704	63%	$5,630	59%
Residential loans	4,355	28%	3,315	35%
Consumer loans	1,308	9%	590	6%
	$15,367	100%	$9,535	100%
Past due 90 days or more:
Commercial loans	$—	—%	$5	—%
Residential loans	1,962	84%	1,383	86%
Consumer loans	362	16%	222	14%
	$2,324	100%	$1,610	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2020, 2019 and 2018.

	2020		2019		2018
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$660,011		$292,445		$425,639
Interest-bearing demand deposits	1,061,745	0.27%	979,195	0.60%	805,689	0.50%
Savings deposits	1,221,005	0.12%	1,078,518	0.37%	901,157	0.27%
Time deposits: $100,000 or more	260,314	1.88%	139,416	1.82%	92,657	1.06%
Other time deposits	329,661	1.05%	307,756	1.08%	225,082	0.70%
TOTAL	$3,532,736		$2,797,330		$2,450,224

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2020, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$44,185
Over 3 through 6 months	41,579
Over 6 through 12 months	67,902
Over 12 months	104,716
TOTAL	$258,382

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $5.9 million in 2020 compared to $20.8 million in 2019. In 2019 other borrowings included trust preferred securities acquired in the assumption of liabilities of HopFed, Inc. totaling $10.2 million. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2020.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2020 and 2019 was 26.6% and 27.7%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2020. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 5.38% over the next 12 months and increase 9.89% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 4.70% over the next 12 months and decrease 7.08% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-4.70%	-7.08%	-8.57%
Up 100	5.38%	9.89%	13.30%
Up 200	6.91%	15.58%	22.50%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $13.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $206.3 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $20.9 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$3,186,386	$—	$—	$—	$3,186,386
Consumer certificates of deposit		358,165	167,837	43,331	226	569,559
Short-term borrowings	11	116,061	—	—	—	116,061
Other borrowings	12	—	5,859	—	—	5,859

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 16 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2020. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$716,382	$591,548	$124,834
Commercial letters of credit	3,601	3,601	—

Commitments to extend credit, including loan commitments, standby and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the preceding pages of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2020, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe LLP, independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2020 and has issued a report dated March 11, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation
Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans
In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2020 as described in Note 1 of the consolidated financial statements using the modified retrospective method. Also see the Change in Accounting Principle paragraph above. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. The Company disclosed the impact of adoption of this standard on January 1, 2020 with a $20 million increase to the allowance for credit losses, which included a $6 million increase related to the acquired loan portfolio and a $10.5 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision for credit loss expense for the year ending December 31, 2020 was $10.5 million and the Allowance for Credit Losses at December 31, 2020 was $47.1 million.
The Company utilizes the cohort or open pool methodology for determining the allowance for credit losses. The open pool methodology identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort. The methodology then tracks the respective losses generated by that cohort of loans over their remaining lives. When past performance may not be representative of future losses, the historical loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include changes in lending policies or procedures, asset specific risks, the impact of COVID-19 on customers’ operations, and economic uncertainty in forward-looking forecasts. Economic indicators that are used in determining the economic forecast factors include unemployment rate, gross domestic product, housing starts and interest rates.
The Allowance for Credit Losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes. The principal considerations resulting in our determination included the following:
•Significant audit effort to evaluate the appropriateness of selection of loss estimation model, loan segmentation and historical loss periods used in the calculation
•Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.

•Significant audit effort to test the completeness and accuracy of the critical data used in the cohort methodology, including accuracy of loan type, loan balance, origination date, renewal date, charge-off or recovery amount, charge-off or recovery date.
The primary procedures performed to address this critical audit matter included:
•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, completeness and accuracy of data used in the model, charge-off approval, information systems and model validation
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation
•Testing the completeness and accuracy of data used in the model and the mathematical accuracy of the calculation
•Evaluating management’s judgments in the selection of the loss estimation model as well as the loan segmentation and historical loss periods used in the model
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•Testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness

  /s/ Crowe LLP
Crowe LLP

We have served as the Corporation's auditor since 1999.

Indianapolis, Indiana
March 11, 2021

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$657,470	$127,426
Federal funds sold	301	7,500
Securities available-for-sale	1,020,744	926,717
Loans, net of allowance for credit losses of $47,052 in 2020 and $19,943 in 2019	2,563,242	2,636,447
Restricted stock	14,812	15,394
Accrued interest receivable	16,957	18,523
Premises and equipment, net	62,063	62,576
Bank-owned life insurance	95,849	94,251
Goodwill	78,592	78,592
Other intangible assets	8,972	10,643
Other real estate owned	1,012	3,625
Other assets	37,530	41,556
TOTAL ASSETS	$4,557,544	$4,023,250
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$732,694	$547,189
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	107,764	126,738
Other interest-bearing deposits	2,915,487	2,601,430
	3,755,945	3,275,357
Short-term borrowings	116,061	80,119
Other borrowings	5,859	30,973
Other liabilities	82,687	79,193
TOTAL LIABILITIES	3,960,552	3,465,642
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,075,154 in 2020 and 16,055,466 in 2019
Outstanding shares-13,558,511 in 2020 and 13,741,825 in 2019	2,007	2,005
Additional paid-in capital	140,820	139,694
Retained earnings	521,103	492,055
Accumulated other comprehensive income (loss)	9,764	(7,501)
Less: Treasury shares at cost-2,516,643 in 2020 and 2,313,641 in 2019	(76,702)	(68,645)
TOTAL SHAREHOLDERS’ EQUITY	596,992	557,608
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,557,544	$4,023,250
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$137,241	$124,788	$100,541
Securities:
Taxable	13,625	15,191	16,942
Tax-exempt	7,952	7,674	7,455
Other	1,667	1,468	1,286
TOTAL INTEREST AND DIVIDEND INCOME	160,485	149,121	126,224
INTEREST EXPENSE:
Deposits	12,801	15,711	9,032
Short-term borrowings	568	1,105	501
Other borrowings	770	653	112
TOTAL INTEREST EXPENSE	14,139	17,469	9,645
NET INTEREST INCOME	146,346	131,652	116,579
Provision for credit loss expense	10,528	4,700	5,768
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	135,818	126,952	110,811
NON-INTEREST INCOME:
Trust and financial services	5,423	5,036	5,286
Service charges and fees on deposit accounts	10,256	11,795	11,733
Other service charges and fees	15,644	14,012	13,012
Securities gain (loss), net	233	44	2
Insurance commissions	158	133	144
Gain on sale of mortgage loans	6,626	2,573	1,829
Other	4,136	4,859	6,200
TOTAL NON-INTEREST INCOME	42,476	38,452	38,206
NON-INTEREST EXPENSES:
Salaries and employee benefits	61,931	54,827	50,658
Occupancy expense	8,202	7,600	7,030
Equipment expense	10,568	8,244	6,827
Federal Deposit Insurance	316	693	929
Other	31,741	33,041	25,845
TOTAL NON-INTEREST EXPENSE	112,758	104,405	91,289
INCOME BEFORE INCOME TAXES	65,536	60,999	57,728
Provision for income taxes	11,692	12,127	11,145
NET INCOME	53,844	48,872	46,583
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	19,269	20,998	(8,861)
Change in funded status of post-retirement benefits, net of taxes	(2,004)	(5,045)	2,477
COMPREHENSIVE INCOME	$71,109	$64,825	$40,199
EARNINGS PER SHARE:
BASIC AND DILUTED	$3.93	$3.80	$3.80
Weighted average number of shares outstanding (in thousands)	13,716	12,865	12,256
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2018	$1,822	$75,624	$420,275	$(14,704)	$(69,448)	$413,569
Net income	—	—	46,583	—	—	46,583
Other comprehensive income (loss)	—	—	—	(6,384)	—	(6,384)
Omnibus Equity Incentive Plan, net	2	743	—	—	—	745
Treasury stock purchases (8,639 shares)	—	—	—	—	(391)	(391)
Contribution of 23,250 shares to ESOP	—	407	—	—	680	1,087
ASU 2018-02 adjustment	—	—	2,366	(2,366)	—	—
Cash Dividends, $1.02 per share	—	—	(12,508)	—	—	(12,508)
Balance, December 31, 2018	1,824	76,774	456,716	(23,454)	(69,159)	442,701
Net income	—	—	48,872	—	—	48,872
Other comprehensive income (loss)	—	—	—	15,953	—	15,953
Omnibus Equity Incentive Plan, net	3	798	—	—	—	801
Treasury stock purchases (7,866 shares)	—	—	—	—	(315)	(315)
Contribution of 28,470 shares to ESOP	—	422	—	—	829	1,251
Acquisition of HopFed, Inc. (1,423,143 shares)	178	61,700	—	—	—	61,878
Cash Dividends, $1.04 per share	—	—	(13,533)	—	—	(13,533)
Balance, December 31, 2019	2,005	139,694	492,055	(7,501)	(68,645)	557,608
Cumulative change in accounting principle (Note 1)	—	—	(10,483)	—	—	(10,483)
Balance, January 1, 2020	2,005	139,694	481,572	(7,501)	(68,645)	547,125
Net income	—	—	53,844	—	—	53,844
Other comprehensive income (loss)	—	—	—	17,265	—	17,265
Omnibus Equity Incentive Plan, net	2	818	—	—	—	820
Treasury stock purchases (242,031 shares)	—	—	—	—	(9,220)	(9,220)
Contribution of 39,029 shares to ESOP	—	308	—	—	1,163	1,471
Cash Dividends, $1.05 per share	—	—	(14,313)	—	—	(14,313)
Balance, December 31, 2020	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$53,844	$48,872	$46,583
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	7,184	4,848	3,622
Provision for credit losses	10,528	4,700	5,768
Securities (gains) losses	(233)	(44)	(2)
Depreciation and amortization	6,092	4,826	4,164
Provision for deferred income taxes	(3,768)	(2,841)	(2,428)
Net change in accrued interest receivable	1,566	(903)	(1,057)
Contribution of shares to ESOP	1,471	1,251	1,087
Stock compensation expense	820	801	745
Gain on sale of mortgage loans	(6,626)	(2,573)	(1,829)
Loss (gain) on sales of other real estate	(761)	44	86
Origination of loans held for sale	(165,524)	(79,454)	(57,418)
Proceeds from loans held for sale	170,834	79,454	62,098
Other, net	1,998	(9,080)	(3,971)
NET CASH FROM OPERATING ACTIVITIES	77,425	49,901	57,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	28,161	3,259	—
Calls, maturities and principal reductions on securities available-for-sale	260,631	181,763	143,157
Purchases of securities available-for-sale	(365,998)	(129,466)	(124,333)
Loans made to customers, net of payments	53,144	(47,169)	(52,905)
Net change in federal funds sold	7,199	(7,500)	—
Redemption of restricted stock	600	3,588	—
Purchase of restricted stock	(18)	(4,164)	(11)
Cash received (disbursed) from acquisitions	—	(32,830)	—
Sale of other real estate	3,941	756	1,781
Additions to premises and equipment	(3,908)	(1,103)	(2,013)
NET CASH FROM INVESTING ACTIVITIES	(16,248)	(32,866)	(34,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	481,728	104,113	(21,926)
Net change in short-term borrowings	35,942	(55,147)	11,970
Dividends paid	(14,273)	(12,648)	(12,496)
Purchases of treasury stock	(9,220)	(315)	(391)
Proceeds from other borrowings	16,700	217,000	115,600
Repayments on other borrowings	(42,010)	(217,000)	(115,600)
NET CASH FROM FINANCING ACTIVITIES	468,867	36,003	(22,843)

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	530,044	53,038	281
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	127,426	74,388	74,107
CASH AND DUE FROM BANKS, END OF YEAR	$657,470	$127,426	$74,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$14,845	$16,339	$9,408
Income Taxes	$7,549	$9,595	$7,185

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A. headquartered in Vigo County, Indiana, The Morris Plan Company of Terre Haute (Morris Plan), First Chanticleer Corporation, a property rental entity headquartered in Terre Haute, Indiana, and FFB Risk Management Co., Inc., a captive insurance subsidiary headquartered in Las Vegas, Nevada. Inter-company transactions and balances have been eliminated. First Chanticleer Corporation was dissolved in December 2020.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2020, $747.9 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation's primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 81 branches in west-central Indiana, east-central Illinois, western Kentucky, and middle and western Tennessee. First Financial Bank is the largest bank in Vigo County. It operates ten full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; two in Knox County, Indiana; four in Parke County, Indiana; one in Putnam County, Indiana; four in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; four in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; three in Coles County, Illinois; two in Crawford County, Illinois; two in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; three in McLean County, Illinois; two in Richland County, Illinois; six in Vermilion County, Illinois; one in Wayne County, Illinois; two in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; three in Cheatham County, Tennessee; one in Houston County, Tennessee; and three in Montgomery County, Tennessee. There are three loan production offices, one in Marion County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018 respectively. Additionally, there was a non-cash transaction for lease liabilities arising from obtaining right-of-use assets of $6.7 million for the year ended December 31, 2019.

Securities: The Corporation classifies all securities as "available for sale." Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holdings gains and losses, net of taxes, reported in other comprehensive income within shareholders' equity.

Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized on the level yield method without anticipating prepayments. Mortgage-backed securities are amortized over the expected life. Realized gains and losses on sales are based on the amortized cost of the security sold. Management evaluates securities for impairment related to credit losses at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for credit losses. Loans held for sale are reported at the lower of cost or fair value, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan fees and costs. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

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

Purchased Credit Deteriorated (PCD) Loans: The Corporation purchases individual loans and groups of loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and initial allowance for credit losses becomes its amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

Concentration of Credit Risk: Most of the Corporation's business activity is with customers located within west-central Indiana, east-central Illinois, western Kentucky, and middle and western Tennessee. Therefore, the Corporation's exposure to credit risk is significantly affected by changes in the economy of this area. A major economic downturn in this area would have a negative effect on the Corporation's loan portfolio.
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

Allowance for Credit Losses: Credit quality of loans is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loan portfolio. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimating expected credit losses. The allowance for credit losses is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. We have made a policy election to report accrued interest receivable as a separate line item on the balance sheet.

The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of the loan portfolio segments. These segments are further disaggregated into loan classes based on the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

We utilize a cohort methodology to determine the allowance for credit losses. This method identifies and captures the balance of a pool of loans with similar risk characteristics at a particular point in time to form a cohort. Then it tracks the respective losses generated by that cohort of loans over their remaining life. When past performance may not be representative of future losses, loss rates are adjusted for qualitative and economic forecast factors.

The allowance level is influenced by loan volumes, loan quality rating migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses consists of specific and pooled components. The specific component relates to loans that are individually evaluated. A loan is individually evaluated when the loan no longer shares similar risk characteristics with other loans in its respective loan pool. If a loan is individually evaluated, a portion of the allowance is allocated so that the loan is reported at the fair value of collateral, adjusted for selling costs, if repayment is expected solely from the collateral. The pooled component covers pools of loans that share similar risk characteristics, and is based on historical loss experienced since 2008. This historical loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include items such as changes in lending policies or procedures, asset specific risks, the impact of COVID-19 on customers’ operations, and economic uncertainty in forward-looking forecasts. Economic indicators utilized in forecasting include unemployment rate, gross domestic product, housing starts, and interest rates.

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $3.5 million at December 31, 2020.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. With the decrease in market value as a result of the pandemic, the Corporation engaged a third party to conduct an in-depth analysis of the Corporation as of October 31, 2020. The final results determined that there was no impairment of goodwill. From the effective date of the analysis to December 31, 2020, the Corporation's market value increased. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $111 thousand, $109 thousand and $98 thousand, resulting in a deferred compensation liability of $1.5 million at December 31, 2020 and $1.7 million at December 31, 2019. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2020, 2019 and 2018. There is a liability of $6.8 million and $7.6 million as of year-end 2020 and 2019. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2020, 2019 and 2018 was $2.2 million, $1.9 million and $1.7 million, respectively, and resulted in a liability of $1.4 million at December 31, 2020 and $1.0 million at December 31, 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for entities to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty on the economy and unemployment from COVID-19, the Corporation determined at that time to delay its implementation of ASU 2016-13 and calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13. The Corporation adopted ASU 2016-13 on December 31, 2020 with an effective date of January 1, 2020.

The Corporation formed a cross-functional internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The new allowance model implemented by the Corporation estimates credit losses over the expected life of the portfolio and includes a qualitative framework to account for the drivers of losses that are not captured by the quantitative model. The results continued to be utilized to refine our models and estimation techniques. Documentation of new methodologies and internal controls implemented as part of CECL as well as model validation was finalized. The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Results for the reporting periods after January 1, 2020, are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As of the adoption date, the Corporation increased the allowance for credit losses for loans, by $20 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. The increase included $6 million related to the acquired loan portfolio. Under the previously applicable accounting guidance, any remaining loan discount on an individual loan could be used to offset a charge-off for that loan, so the allowance for credit losses needed for acquired loans was reduced by the remaining loan discounts. ASU 2016-13 requires an allowance for credit losses to be recognized in addition to the loan discount. The impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic conditions and forecasts, and loan composition, along with other management judgments. As of January 1, 2020, the Corporation recorded a cumulative effect adjustment of $10.5 million to decrease retained earnings.

We adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as purchased credit impaired and accounted for under ASC 310-30. In accordance with the standard, we did not reassess whether PCI assets meet the definition of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $6 million to the allowance for credit losses for loans.

The Corporation did not record an allowance for credit losses on its available-for-sale debt securities under the newly codified available-for-sale security impairment model, as the majority of these securities are government agency-backed securities for which the risk is minimal.

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

2.FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2020 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$97,814	$—	$97,814
Mortgage-backed securities, residential	—	355,121	—	355,121
Mortgage-backed securities, commercial	—	18,490	—	18,490
Collateralized mortgage obligations	—	214,160	—	214,160
State and municipal obligations	—	304,236	1,895	306,131
Municipal taxable	—	23,139	—	23,139
U.S. Treasury	—	2,753	—	2,753
Collateralized debt obligations	—	—	3,136	3,136
TOTAL	$—	$1,015,713	$5,031	$1,020,744
Derivative Assets		$2,465
Derivative Liabilities		(2,465)

	December 31, 2019 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$103,633	$—	$103,633
Mortgage-backed securities, residential	—	243,382	—	243,382
Mortgage-backed securities, commercial	—	22,104	—	22,104
Collateralized mortgage obligations	—	281,311	—	281,311
State and municipal obligations	—	261,869	2,565	264,434
Municipal taxable	—	730	—	730
U.S. Treasury	—	7,504	—	7,504
Collateralized debt obligations	—	—	3,619	3,619
TOTAL	$—	$920,533	$6,184	$926,717
Derivative Assets		$828
Derivative Liabilities		(828)
There were no transfers between Level 1 and Level 2 during 2020 and 2019.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2020 and 2019.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2020
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(483)	(483)
Purchases	—	—	—
Settlements	(670)	—	(670)
Ending balance, December 31	$1,895	$3,136	$5,031

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2019
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$3,135	$3,258	$6,393
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	498	498
Transfers	—	—	—
Settlements	(570)	(137)	(707)
Ending balance, December 31	$2,565	$3,619	$6,184

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2020, 2019 or 2018.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2020 with a value of $1.0 million was reduced by zero for fair value adjustment. At December 31, 2020 other real estate owned was comprised of $846 thousand from commercial loans and $167 thousand from residential loans. Other real estate owned at December 31, 2019 with a value of $3.6 million was reduced $64 thousand for fair value adjustment. At December 31, 2019 other real estate owned was comprised of $3.5 million from commercial loans and $142 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 50%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and collateral dependent loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2020 and 2019.

2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
			Probability of default	—%
Other real estate	$1,012	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Collateral dependent loans	$6,581	Discounted cash flows	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$2,565	Discounted cash flow	Discount rate	2.87%-4.44%
			Probability of default	—%
Other real estate	$3,625	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	5.00%-20.00%
Impaired Loans	$100	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents impaired collateral dependent loans measured at fair value on a non-recurring basis by class of loans as of December 31, 2019.

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

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2020 and 2019. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$657,470	$25,645	$631,825	$—	$657,470
Securities available-for-sale	1,020,744	—	1,015,713	5,031	1,020,744
Restricted stock	14,812	n/a	n/a	n/a	n/a
Loans, net	2,563,242	—	—	2,560,683	2,560,683
Accrued interest receivable	16,957	—	3,521	13,436	16,957
Deposits	(3,755,945)	—	(3,763,358)	—	(3,763,358)
Short-term borrowings	(116,061)	—	(116,061)	—	(116,061)
Other borrowings	(5,859)	—	(6,297)	—	(6,297)
Accrued interest payable	(1,033)	—	(1,033)	—	(1,033)

	December 31, 2019
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$127,426	$26,275	$101,151	$—	$127,426
Securities available-for-sale	926,717	—	920,533	6,184	926,717
Restricted stock	15,394	n/a	n/a	n/a	n/a
Loans, net	2,636,447	—	—	2,648,692	2,648,692
Accrued interest receivable	18,523	—	3,583	14,940	18,523
Deposits	(3,275,357)	—	(3,278,099)	—	(3,278,099)
Short-term borrowings	(80,119)	—	(80,119)	—	(80,119)
Other borrowings	(30,973)	—	(31,143)	—	(31,143)
Accrued interest payable	(1,739)	—	(1,739)	—	(1,739)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was approximately zero and $16.9 million at December 31, 2020 and 2019, respectively.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2020
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$92,710	$5,105	$(1)	$97,814
Mortgage-backed securities, residential	346,606	8,794	(279)	355,121
Mortgage-backed securities, commercial	17,931	559	—	18,490
Collateralized mortgage obligations	209,556	4,761	(157)	214,160
State and municipal obligations	285,837	20,294	—	306,131
Municipal taxable	22,440	702	(3)	23,139
U.S. Treasury	2,750	3	—	2,753
Collateralized debt obligations	—	3,136	—	3,136
TOTAL	$977,830	$43,354	$(440)	$1,020,744

	December 31, 2019
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$102,490	$1,293	$(150)	$103,633
Mortgage-backed securities, residential	240,753	2,979	(350)	243,382
Mortgage-backed securities, commercial	22,036	73	(5)	22,104
Collateralized mortgage obligations	280,797	1,735	(1,221)	281,311
State and municipal obligations	253,277	11,265	(108)	264,434
Municipal taxable	728	2	—	730
U.S. Treasury	7,494	10	—	7,504
Collateralized debt obligations	—	3,619	—	3,619
TOTAL	$907,575	$20,976	$(1,834)	$926,717

As of December 31, 2020, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $744.5 million and $596.2 million at December 31, 2020 and 2019, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2020, 2019 and 2018, respectively.

(Dollar amounts in thousands)	2020	2019	2018
Proceeds	$36,696	$11,210	$2,418
Gross gains	290	55	5
Gross losses	(57)	(11)	(3)

Gains of $290 thousand and losses of $57 thousand in 2020 and gains of $55 thousand and losses of $11 thousand in 2019 and gains of $5 thousand and losses of $3 thousand in 2018 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2020 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$13,168	$13,304
Due after one but within five years	47,560	49,207
Due after five but within ten years	64,596	68,349
Due after ten years	278,413	302,113
	403,737	432,973
Mortgage-backed securities and collateralized mortgage obligations	574,093	587,771
TOTAL	$977,830	$1,020,744

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2020 and 2019.

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$—	$—	944	(1)	$944	$(1)
Mortgage-backed securities, residential	76,962	(279)	—	—	76,962	(279)
Collateralized mortgage obligations	12,282	(108)	3,767	(49)	16,049	(157)
Municipal taxable	747	(3)	—	—	747	(3)
U.S. Treasury	250	—	—	—	250	—
Total temporarily impaired securities	$90,241	$(390)	$4,711	$(50)	$94,952	$(440)

	December 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$29,183	$(150)	$—	$—	$29,183	$(150)
Mortgage-backed securities, residential	55,665	(243)	18,724	(107)	74,389	(350)
Mortgage-backed securities, commercial	4,391	(5)	—	—	4,391	(5)
Collateralized mortgage obligations	33,398	(314)	61,781	(907)	95,179	(1,221)
State and municipal obligations	8,996	(61)	461	(47)	9,457	(108)
Total temporarily impaired securities	$131,633	$(773)	$80,966	$(1,061)	$212,599	$(1,834)

The Corporation held 19 investment securities with an amortized cost greater than fair value as of December 31, 2020. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $440 thousand as of December 31, 2020 and $1.8 million as of December 31, 2019. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

Management evaluates securities for impairment related to credit losses at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for impairment related to credit losses by segregating the portfolio into two general segments.

In evaluating for impairment, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO's was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2020 which has been reduced to $3.1 million by $750 thousand of interest payments received, $3.0 million of cumulative credit loss charges recorded through earnings to date and increased by $3.1 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies.

Collateralized debt obligations include one additional investment in a CDO consisting of pooled trust preferred securities in which the issuers are primarily banks. This CDO was paid in full in 2015. In the first quarter of 2017 a CDO with no remaining book value was called with the bank receiving $3.1 million, which is included in other non-interest income on the consolidated statements of income and comprehensive income. In the second quarter of 2018 one of the obligations was called, resulting in the elimination of the credit loss associated with that obligation. A recovery of previously recorded credit loss of $4.2 million was received and recognized in non-interest income for the period. In addition the Corporation received $2.4 million of interest income associated with the call.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2020	2019	2018
Beginning balance, January 1,	$2,974	$2,974	$7,132
Reductions for securities called during the period	—	—	(4,158)
Ending balance, December 31,	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2020	2019
Commercial	$1,521,711	$1,584,447
Residential	604,652	682,077
Consumer	479,750	386,006
Total gross loans	2,606,113	2,652,530
Deferred costs, net	4,181	3,860
Allowance for credit losses	(47,052)	(19,943)
TOTAL	$2,563,242	$2,636,447

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2020 and 2019, loans held for sale were $7.1 million and $5.8 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2020, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $89.5 million at the beginning of the year. During 2020, advances of $22.8 million, repayments of $54.8 million, and additions for new directors of $0.0 million were made with respect to related party loans for an aggregate dollar amount outstanding of $57.5 million at December 31, 2020.

Loans serviced for others, which are not reported as assets, total $490.4 million and $477.0 million at year-end 2020 and 2019. Custodial escrow balances maintained in connection with serviced loans were $3.0 million and $3.1 million at year-end 2020 and 2019.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2020	2019	2018
Servicing rights:
Beginning of year	$1,435	$1,431	$1,434
Additions	956	579	513
Amortized to expense	(790)	(575)	(516)
End of year	$1,601	$1,435	$1,431

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.4 million and $2.7 million at year end 2020 and 2019. There was no valuation allowance in 2020 or 2019.

Fair value for 2020 was determined using a discount rate of 12.5%, prepayment speeds ranging from 239% to 403%, depending on the stratification of the specific right. Fair value at year end 2019 was determined using a discount rate of 12.5%, prepayment speeds ranging from 118% to 263%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.ACQUISITIONS, DIVESTITURES AND FDIC INDEMNIFICATION ASSET:

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

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310-30 prohibited carrying over or creating an allowance for loan losses upon initial recognition.

(Dollar amounts in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Contractually required payments receivable of loans purchased during the year:
Commercial	$16,530	$(3,523)	$13,007
Consumer	391	(296)	95
	$16,921	$(3,819)	$13,102

Fair value of acquired loans at acquisition	$8,870	$(1,857)	$7,013

The carrying amount of loans accounted for in accordance with FASB ASC 310-30 at December 31, 2019, are shown in the following table:

			2019
(Dollar amounts in thousands)	Commercial	Consumer	Total
Beginning balance	$1,530	$—	$1,530
Loans added, as initially reported	8,610	260	$8,870
Measurement period adjustments	(1,597)	(260)	$(1,857)
Disposals	(1,274)	—	(1,274)
ASC 310-30 Loans	$7,269	$—	$7,269

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018.

Allowance for Credit Losses:		December 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
Beginning balance	$10,337	$1,302	$8,304	$19,943
Impact of adopting ASC 326	8,427	9,515	2,118	20,060
Provision for credit losses	(1,622)	8,612	3,538	10,528
Loans charged -off	(1,097)	(944)	(6,355)	(8,396)
Recoveries	856	657	3,404	4,917
Ending Balance	$16,901	$19,142	$11,009	$47,052

Allowance for Credit Losses:		December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for credit losses	621	(321)	4,802	(402)	4,700
Loans charged -off	(2,616)	(1,050)	(7,007)	—	(10,673)
Recoveries	1,092	1,360	3,028	—	5,480
Ending Balance	$8,945	$1,302	$8,304	$1,392	$19,943

Allowance for Credit Losses:		December 31, 2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,281	$1,455	$6,709	$1,464	$19,909
Provision for credit losses	83	60	5,295	330	5,768
Loans charged -off	(1,122)	(841)	(6,868)	—	(8,831)
Recoveries	606	639	2,345	—	3,590
Ending Balance	$9,848	$1,313	$7,481	$1,794	$20,436

The following tables present the allocation of the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2019:

Allowance for Credit Losses:		December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Individually evaluated for impairment	$48	$—	$—	$—	$48
Collectively evaluated for impairment	8,897	1,302	8,304	1,392	19,895
Acquired with deteriorated credit quality	—	—	—	—	—
BALANCE AT END OF YEAR	$8,945	$1,302	$8,304	$1,392	$19,943
Loans
(Dollar amounts in thousands)	Commercial	Residential	Consumer		Total
Individually evaluated for impairment	$3,161	$3,952	$—		$7,113
Collectively evaluated for impairment	1,584,169	680,069	387,655		2,651,893
Acquired with deteriorated credit quality	7,436	—	—		7,436
BALANCE AT END OF YEAR	$1,594,766	$684,021	$387,655		$2,666,442

The following tables present loans individually evaluated for impairment by class of loan.

December 31, 2019			Allowance			Cash Basis
	Unpaid		for Credit	Average	Interest	Interest
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,519	$989	$—	$848	$—	$—
Farmland	1,997	1,997	—	1,999	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	27	27	—	461	—	—
Residential
First Liens	3,952	3,952	—	4,055	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	148	148	48	1,108	—	—
Farmland	—	—	—	84	—	—
Non Farm, Non Residential	—	—	—	—	—	—
Agriculture	—	—	—	138	—	—
All Other Commercial	—	—	—	—	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$7,643	$7,113	$48	$8,693	$—	$—

December 31, 2018			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$698	$—	$—
Farmland	1,579	—	—
Non Farm, Non Residential	1,443	—	—
Agriculture	49	—	—
All Other Commercial	1,172	—	—
Residential
First Liens	3,371	—	—
Home Equity	—	—	—
Junior Liens	23	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	688	—	—
Farmland	1,691	—	—
Non Farm, Non Residential	—	—	—
Agriculture	316	—	—
All Other Commercial	—	—	—
Residential
First Liens	88	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$11,118	$—	$—

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2020
	Loans Past		Non-accrual
	Due Over 90 Day Still		With No Allowance
(Dollar amounts in thousands)	Accruing	Non-accrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,838	$1,080
Farmland	—	195	—
Non Farm, Non Residential	—	3,729	3,267
Agriculture	—	409	—
All Other Commercial	—	533	24
Residential
First Liens	1,746	2,604	86
Home Equity	88	30	—
Junior Liens	252	206	—
Multifamily	—	1,380	—
All Other Residential	—	135	—
Consumer
Motor Vehicle	372	754	—
All Other Consumer	—	554	—
TOTAL	$2,458	$15,367	$4,457

	December 31, 2019
	Loans Past	Troubled Debt
	Due Over 90 Day Still	Restructured
(Dollar amounts in thousands)	Accruing	Accrual	Non-accrual	Non-accrual
Commercial
Commercial & Industrial	$—	$—	$11	$2,191
Farmland	5	—	—	2,410
Non Farm, Non Residential	—	—	—	441
Agriculture	—	—	—	485
All Other Commercial	—	—	—	114
Residential
First Liens	625	3,007	396	2,876
Home Equity	12	—	—	61
Junior Liens	51	94	9	175
Multifamily	—	—	—	—
All Other Residential	738	—	—	203
Consumer
Motor Vehicle	227	—	15	138
All Other Consumer	4	239	444	452
TOTAL	$1,662	$3,340	$875	$9,546

During the years ending December 31, 2020, 2019, and 2018 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$11	$3,485	$698	$4,194
Added	—	692	304	996
Charged Off	—	(6)	(158)	(164)
Payments	(11)	(582)	(227)	(820)
December 31,	$—	$3,589	$617	$4,206

				2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$145	$4,043	$618	$4,806
Added	—	195	375	570
Charged Off	—	(24)	(81)	(105)
Payments	(134)	(729)	(214)	(1,077)
December 31,	$11	$3,485	$698	$4,194

				2018
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$2,709	$3,611	$714	$7,034
Added	—	984	295	1,279
Charged Off	—	(16)	(137)	(153)
Payments	(2,564)	(536)	(254)	(3,354)
December 31,	$145	$4,043	$618	$4,806

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2020, 2019 or 2018 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2020, 2019 and 2018 the Corporation modified 42, 45, and 53 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2020, 2019, or 2018.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2020, 2019, and 2018. The Corporation has not committed to lend additional amounts as of December 31, 2020 and 2019 to customers with outstanding loans that are classified as troubled debt restructurings.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of December 31, 2020, 1,545 loans totaling

$305 million were modified, related to COVID-19, that were not considered troubled debt restructurings. As of December 31, 2020, 361 loans totaling $222 million have resumed normal scheduled payments. 1,184 remaining loans are still under a debt relief plan, which include 35 commercial loans totaling $54 million that have been provided additional payment relief since the initial payment relief plan. 134 loans totaling $13 million are under the original payment relief plan.

The following table presents the amortized cost basis of collateral dependent loans by class of loans as of December 31, 2020:

	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,293	$2,221
Farmland	2,771	—
Non Farm, Non Residential	6,838	—
Agriculture	—	599
All Other Commercial	528	24
Residential
First Liens	86	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,896	$2,844

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2020	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$685	$746	$3,364	$4,795	$603,777	$608,572
Farmland	22	—	91	113	118,528	118,641
Non Farm, Non Residential	155	—	271	426	350,681	351,107
Agriculture	28	30	275	333	146,147	146,480
All Other Commercial	—	—	24	24	305,612	305,636
Residential
First Liens	5,506	1,866	2,365	9,737	314,730	324,467
Home Equity	260	29	104	393	60,362	60,755
Junior Liens	421	68	341	830	53,346	54,176
Multifamily	—	—	—	—	151,042	151,042
All Other Residential	—	50	—	50	15,918	15,968
Consumer
Motor Vehicle	6,975	1,294	560	8,829	441,283	450,112
All Other Consumer	164	19	13	196	31,401	31,597
TOTAL	$14,216	$4,102	$7,408	$25,726	$2,592,827	$2,618,553

			Greater
December 31, 2019	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,885	$766	$1,379	$5,030	$594,925	$599,955
Farmland	132	—	2,089	2,221	137,730	139,951
Non Farm, Non Residential	3,749	104	—	3,853	398,854	402,707
Agriculture	277	128	—	405	162,794	163,199
All Other Commercial	—	—	109	109	288,845	288,954
Residential
First Liens	6,452	1,292	1,458	9,202	375,924	385,126
Home Equity	124	63	34	221	70,813	71,034
Junior Liens	384	43	137	564	54,533	55,097
Multifamily	—	—	—	—	148,282	148,282
All Other Residential	1,082	—	890	1,972	22,510	24,482
Consumer
Motor Vehicle	6,488	983	270	7,741	347,950	355,691
All Other Consumer	228	42	2	272	31,692	31,964
TOTAL	$21,801	$3,421	$6,368	$31,590	$2,634,852	$2,666,442

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

The following tables present the recorded investment of the commercial loan portfolio by risk category as of December 31, 2020:

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$159,494	$77,253	$64,298	$41,806	$20,564	$103,598	$91,615	$558,628
	Special Mention	4,848	1,331	4,427	216	1,278	4,566	3,695	20,361
	Substandard	3,780	323	4,187	1,148	3,543	2,565	3,124	18,670
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	2,618	1,772	1,446	580	105	2,255	—	8,776
	Subtotal	$170,740	$80,679	$74,358	$43,750	$25,490	$112,984	$98,434	$606,435

Farmland	Pass	$10,010	$12,775	$12,149	$10,089	$15,863	$40,338	$1,386	$102,610
	Special Mention	988	947	—	230	1,900	2,656	—	6,721
	Substandard	1,718	2,303	—	716	1,628	826	—	7,191
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	—	—	—
	Subtotal	$12,716	$16,025	$12,149	$11,035	$19,391	$43,820	$1,386	$116,522

Non Farm, Non Residential	Pass	$39,914	$33,261	$38,111	$63,371	$49,511	$83,052	$4,092	$311,312
	Special Mention	—	998	—	305	9,982	6,811	—	18,096
	Substandard	—	1,188	—	4,310	7,484	7,028	—	20,010
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	682	—	682
	Subtotal	$39,914	$35,447	$38,111	$67,986	$66,977	$97,573	$4,092	$350,100

Agriculture	Pass	$13,336	$8,330	$3,485	$5,329	$3,732	$16,792	$67,052	$118,056
	Special Mention	—	1,483	1,203	664	5	428	7,611	11,394
	Substandard	—	3,834	18	223	2,435	1,988	5,926	14,424
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	159	216	110	6	13	—	—	504
	Subtotal	$13,495	$13,863	$4,816	$6,222	$6,185	$19,208	$80,589	$144,378

Other Commercial	Pass	$44,673	$57,200	$41,470	$61,442	$40,196	$50,325	$5,162	$300,468
	Special Mention	—	—	—	7	—	2,786	—	2,793
	Substandard	—	—	—	24	528	24	—	576
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	3	52	39	345	—	—	439
	Subtotal	$44,673	$57,203	$41,522	$61,512	$41,069	$53,135	$5,162	$304,276

Residential
Multifamily >5 Residential	Pass	$44,599	$9,892	$36,563	$19,749	$4,676	$21,704	$1,293	$138,476
	Special Mention	—	—	—	—	102	10,662	—	10,764
	Substandard	—	—	1,380	—	—	—	—	1,380
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	—	—	—
	Subtotal	$44,599	$9,892	$37,943	$19,749	$4,778	$32,366	$1,293	$150,620

Total	Pass	$312,026	$198,711	$196,076	$201,786	$134,542	$315,809	$170,600	$1,529,550
	Special Mention	5,836	4,759	5,630	1,422	13,267	27,909	11,306	70,129
	Substandard	5,498	7,648	5,585	6,421	15,618	12,431	9,050	62,251
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	2,777	1,991	1,608	625	463	2,937	—	10,401
Total commercial loans		$326,137	$213,109	$208,899	$210,254	$163,890	$359,086	$190,956	$1,672,331

The Corporation evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on non-accrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following table presents the recorded investment of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming as of December 31, 2020:

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Residential
First Liens	Performing	$47,875	$33,737	$31,634	$36,426	$30,419	$135,456	$3,235	$318,782
	Non-performing	—	40	95	343	107	4,062	—	4,647
	Subtotal	$47,875	$33,777	$31,729	$36,769	$30,526	$139,518	$3,235	$323,429

Home Equity	Performing	$854	$135	$644	$20	$—	$1,525	$57,334	$60,512
	Non-performing	—	—	1	—	—	91	24	116
	Subtotal	$854	$135	$645	$20	$—	$1,616	$57,358	$60,628

Junior Liens	Performing	$13,125	$12,742	$11,139	$6,214	$3,948	$5,099	$1,333	$53,600
	Non-performing	—	129	48	198	9	66	—	450
	Subtotal	$13,125	$12,871	$11,187	$6,412	$3,957	$5,165	$1,333	$54,050

Other Residential	Performing	$9,773	$2,775	$1,372	$292	$178	$733	$651	$15,774
	Non-performing	—	62	50	—	—	39	—	151
	Subtotal	$9,773	$2,837	$1,422	$292	$178	$772	$651	$15,925

Consumer
Motor Vehicle	Performing	$245,839	$113,293	$51,649	$24,786	$10,026	$1,600	$—	$447,193
	Non-performing	318	355	257	127	36	11	—	1,104
	Subtotal	$246,157	$113,648	$51,906	$24,913	$10,062	$1,611	$—	$448,297

Other Consumer	Performing	$15,298	$7,328	$2,622	$724	$854	$703	$3,352	$30,881
	Non-performing	231	200	92	22	—	8	19	572
	Subtotal	$15,529	$7,528	$2,714	$746	$854	$711	$3,371	$31,453

Total	Performing	$332,764	$170,010	$99,060	$68,462	$45,425	$145,116	$65,905	$926,742
	Non-performing	549	786	543	690	152	4,277	43	7,040
Total other loans		$333,313	$170,796	$99,603	$69,152	$45,577	$149,393	$65,948	$933,782

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(Dollar amounts in thousands)	Pass	Mention	Substandard	Doubtful	Not Rated	Total
Commercial
Commercial & Industrial	$549,341	$19,253	$26,349	$5	$2,761	$597,709
Farmland	119,858	8,673	8,644	—	100	137,275
Non Farm, Non Residential	381,404	4,424	12,269	—	3,678	401,775
Agriculture	127,144	4,507	27,490	—	985	160,126
All Other Commercial	283,266	3,141	1,120	—	35	287,562
Residential
First Liens	174,338	926	4,382	—	204,266	383,912
Home Equity	18,417	—	134	11	52,280	70,842
Junior Liens	2,839	64	178	76	51,817	54,974
Multifamily	146,497	112	1,315	—	19	147,943
All Other Residential	12,624	—	205	—	11,577	24,406
Consumer
Motor Vehicle	2,880	—	538	—	350,780	354,198
All Other Consumer	3,155	—	38	—	28,615	31,808
TOTAL	$1,821,763	$41,100	$82,662	$92	$706,913	$2,652,530

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2020	2019
Land	$17,574	$17,574
Building and leasehold improvements	66,658	66,592
Furniture and equipment	42,167	39,715
	126,399	123,881
Less accumulated depreciation	(64,336)	(61,305)
TOTAL	$62,063	$62,576

Aggregate depreciation expense was $4.4 million, $3.9 million and $3.7 million for 2020, 2019 and 2018, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.1 million, $1.1 million, and $1.0 million for 2020, 2019, and 2018. Rent commitments, before considering renewal options that generally are present, were as follows:

2021	$851
2022	737
2023	637
2024	369
2025	237
Thereafter	795
$3,626
See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2020 and 2019. Management does not believe any amount of goodwill is impaired.

Intangible assets subject to amortization at December 31, 2020 and 2019 are as follows:

	2020		2019
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,205	$12,233	$21,205	$10,562
	$21,205	$12,233	$21,205	$10,562

 Aggregate amortization expense was $1.7 million, $923 thousand and $433 thousand for 2020, 2019 and 2018, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2021	$1,615
2022	1,390
2023	1,127
2024	838
2025	711

10.DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2021	$358,165
2022	97,159
2023	70,677
2024	28,169
2025	15,162

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2020 and 2019 is presented below:

(Dollar amounts in thousands)	2020	2019
Federal funds purchased	$6,500	$900
Repurchase-agreements	109,561	79,219
	$116,061	$80,119

(Dollar amounts in thousands)	2020	2019
Average amount outstanding	$90,561	$60,915
Maximum amount outstanding at a month end	116,061	91,750
Average interest rate during year	0.63%	1.84%
Interest rate at year-end	0.11%	0.31%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2020
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,335	$1,086	$21,342	$798	$109,561

	December 31, 2019
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$69,709	$1,927	$6,552	$1,031	$79,219

12.OTHER BORROWINGS:

Other borrowings at December 31, 2020 and 2019 are summarized as follows:

(Dollar amounts in thousands)	2020	2019
FHLB advances	$5,859	$20,796
Junior subordinated debentures	—	10,177
TOTAL	$5,859	$30,973

The aggregate minimum annual retirements of other borrowings are as follows:

2021	$—
2022	—
2023	6
2024	—
2025	—
Thereafter	—
$6
At December 31, 2020 and 2019, other borrowings are summarized as follows: The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $5.9 million of advances from the FHLB at December 31, 2020, and $20.8 million of advances at December 31, 2019, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.25% to 0.39% in 2020 and 2.3% to 2.8% during the year in 2019. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $97.1 million at December 31, 2020, and $129.3 million at December 31, 2019, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $397.1 million at year end

2020. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2020	2019
Non-interest income
Service charges on deposits and debit card fee income	$21,809	$21,293
Asset management fees	4,838	5,036
Interchange income	344	358
Net gains on sales of loans (a)	6,626	2,573
Loan servicing fees (a)	1,715	1,618
Net gains on sales of securities (a)	233	44
Other service charges and fees (a)	1,888	2,099
Other (b)	5,023	5,431
Total non-interest income	$42,476	$38,452
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2020 and December 31, 2019, totaling $942 thousand and $(29) thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

14.INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2020	2019	2018
Federal:
Currently payable	$7,886	$7,118	$7,018
Deferred	1,188	2,435	1,793
	9,074	9,553	8,811
State:
Currently payable	2,422	2,168	1,699
Deferred	196	406	635
	2,618	2,574	2,334
TOTAL	$11,692	$12,127	$11,145

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2020	2019	2018
Federal income taxes computed at the statutory rate	$13,763	$12,810	$12,122
Add (deduct) tax effect of:
Tax exempt income	(2,643)	(2,551)	(2,495)
ESOP dividend deduction	(98)	(115)	(103)
State tax, net of federal benefit	2,068	2,034	1,846
General business tax credits	(1,648)	(148)	(148)
Other, net	250	97	(77)
TOTAL	$11,692	$12,127	$11,145

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

(Dollar amounts in thousands)	2020	2019
Deferred tax assets:
Other than temporary impairment	$753	$754
Net unrealized losses on retirement plans	8,132	7,465
Loan loss provisions	12,150	5,288
Deferred compensation	2,496	2,615
Compensated absences	623	611
Post-retirement benefits	1,286	1,309
Lease liability	1,450	1,503
Purchase accounting	1,060	1,600
Deferred loss on acquisition	—	482
Other	2,186	2,161
GROSS DEFERRED ASSETS	30,136	23,788
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(8,752)	(4,248)
Depreciation	(2,155)	(2,376)
Mortgage servicing rights	(390)	(332)
Pensions	(843)	(475)
Right-of-use asset	(1,446)	(1,501)
Intangibles	(5,458)	(3,285)
FHLB stock dividends	(111)	—
Other	(3,963)	(2,827)
GROSS DEFERRED LIABILITIES	(23,118)	(15,044)
NET DEFERRED TAX ASSETS	$7,018	$8,744

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2020	2019	2018
Balance at January 1	$825	$922	$825
Additions based on tax positions related to the current year	114	298	174
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(72)	(395)	(77)
Balance at December 31	$867	$825	$922

Of this total, $867 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2020, 2019 and 2018 was an expense increase of $11 thousand, a decrease of $9 thousand, and an increase of $23 thousand, respectively. The amount accrued for interest and penalties at December 31, 2020, 2019 and 2018 was $64 thousand, $53 thousand and $52 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2017.

15.FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2020	2019
Home Equity	$88,672	$87,327
Commercial Operating Lines	508,602	358,561
Other Commitments	119,108	105,872
TOTAL	$716,382	$551,760
Commercial letters of credit	$3,601	$3,851

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 3.25% to 6.00% in 2020. In 2019 this range of rates was from 4.25% to 7.25%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $29.1 million and $26.2 million at December 31, 2020 and 2019. The fair value of these contracts combined was zero, as gains offset losses. The gross gains and gross losses associated with these interest rate swaps was $2.5 million and $0.8 million at December 31, 2020 and 2019.

16.RETIREMENT PLANS:

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $4.44 million, $1.77 million and $2.26 million in 2020, 2019 and 2018. The Corporation contributed $1.47 million, $1.25 million and $1.09 million to the ESOP in 2020, 2019 and 2018. There were contributions of $1.2 million, $926 thousand and $735 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2020, 2019 and 2018 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2020	2019	2018
Service cost - benefits earned	$1,300	$1,218	$1,388
Interest cost on projected benefit obligation	3,116	3,465	3,194
Expected return on plan assets	(4,198)	(3,585)	(3,962)
Net amortization and deferral	1,968	1,558	1,448
Net periodic pension cost	2,186	2,656	2,068
Net loss (gain) during the period	3,188	6,362	(1,192)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of unrecognized gain (loss)	(1,967)	(1,558)	(1,447)
Total recognized in other comprehensive (income) loss	1,220	4,803	(2,640)
Total recognized net periodic pension cost and other comprehensive income	$3,406	$7,459	$(572)

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

(Dollar amounts in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$102,791	$87,796
Service cost	1,300	1,218
Interest cost	3,116	3,465
Actuarial (gain) loss	6,845	14,233
Benefits paid	(4,130)	(3,921)
Benefit obligation at December 31	109,922	102,791
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	73,962	64,335
Actual return on plan assets	7,856	11,456
Employer contributions	4,749	2,092
Benefits paid	(4,130)	(3,921)
Fair value of plan assets at December 31	82,437	73,962
Funded status at December 31 (plan assets less benefit obligation)	$(27,485)	$(28,829)

Amounts recognized in accumulated other comprehensive income at December 31, 2020 and 2019 consist of:

(Dollar amounts in thousands)	2020	2019
Net loss (gain)	$29,006	$27,786
Prior service cost (credit)	1	2
	$29,007	$27,788

The accumulated benefit obligation for the defined benefit pension plan was $105.2 million and $98.4 million at year-end
2020 and 2019.

Principal assumptions used to determine pension benefit obligation at year end:	2020	2019
Discount rate	2.52%	3.22%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2020	2019
Discount rate	3.22%	4.22%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2020 and 2019 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2020	2020	2020	2019	2020	2019
Equity securities	25-75%	95-99%	63%	63%	99%	98%
Debt securities	0-50%	0-0%	31%	33%	—%	—%
Other	0-20%	0-5%	6%	4%	1%	2%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2020 and 2019, by asset category, is as follows:

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$55,235	$55,235	$—	$—
Debt securities	12,673	—	12,673	—
Investment Funds	14,529	14,529	—	—
Total plan assets	$82,437	$69,764	$12,673	$—

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$51,334	$51,334	$—	$—
Debt securities	13,104	—	13,104	—
Investment Funds	9,524	9,524	—	—
Total plan assets	$73,962	$60,858	$13,104	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $16.5 million (20 percent of total plan assets) and $19.8 million (27 percent of total plan assets) at December 31, 2020 and 2019, respectively. In addition the ESOP for non plan participants holds an estimated $5.5 million and $5.1 million of First Financial Corporation stock at December 31, 2020 and December 31, 2019 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $2.3 million to its pension plan and $715 thousand to its ESOP in 2021.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2021	$4,917
2022	5,203
2023	5,423
2024	5,606
2025	5,735
2026-2030	30,615

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $539 thousand in 2020 and $339 thousand in 2019 and $411 thousand in 2018.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2020	2019	2018
Net loss (gain) during the period	$1,459	$1,357	$260
Amortization of prior service cost	—	—	—
Amortization of unrecognized gain (loss)	(246)	(75)	(51)
Total recognized in other comprehensive (income) loss	$1,213	$1,282	$209

The Corporation has $8.4 million and $6.7 million recognized in the balance sheet as a liability at December 31, 2020 and 2019. Amounts in accumulated other comprehensive income consist of $3.6 million net loss at December 31, 2020 and $2.4 million net loss at December 31, 2019. The estimated loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $357 thousand.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2021	$—
2022	203
2023	399
2024	390
2025	380
2026-2030	3,104

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2020 and 2019 are as follows:

	December 31,
(Dollar amounts in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$3,975	$3,420
Service cost	38	34
Interest cost	125	145
Plan participants' contributions	75	65
Actuarial (gain) loss	238	626
Benefits paid	(304)	(315)
Benefit obligation at December 31	$4,147	$3,975
Funded status at December 31	$4,147	$3,975

Amounts recognized in accumulated other comprehensive income consist of a net loss of $266 thousand at December 31, 2020 and $27 thousand net gain at December 31, 2019. The post-retirement benefits paid in 2020 and 2019 of $305 thousand and $315 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2020	2019
Discount rate	2.52%	3.22%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2020	2019

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018
Service cost	$38	$34	$42
Interest cost	125	146	131
Amortization of net actuarial loss (gain)	—	(16)	—
Net periodic benefit cost	163	164	173
Net loss (gain) during the period	238	626	(872)
Amortization of prior service cost	—	16	—
Total recognized in other comprehensive income (loss)	238	642	(872)
Total recognized net periodic benefit cost and other comprehensive income	$401	$806	$(699)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point	1% Point
(Dollar amounts in thousands)	Increase	Decrease
Effect on total of service and interest cost components	$1	$1
Effect on post-retirement benefit obligation	12	11

Contributions — The Corporation expects to contribute $240 thousand to its other post-retirement benefit plan in 2020.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2021	$240
2022	244
2023	246
2024	250
2025	245
2026-2030	1,177

17.STOCK BASED COMPENSATION:

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

During the first quarter of 2020 and 2019, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 205,760 shares of restricted common stock of the Company were granted under the 2011 Stock Incentive Plan. A total of 494,240 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $820 thousand, $799 thousand, and $745 thousand in 2020, 2019 and 2018, respectively.

		2020		2019
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	18,931	43.44	16,999	45.92
Granted during the year	19,688	42.50	19,783	42.52
Vested during the year	(18,895)	43.43	(17,851)	44.79
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	19,724	42.51	18,931	43.44

As of December 31, 2020 and 2019, there was $838 thousand and $822 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2020 and 2019 was $734 thousand and $816 thousand, respectively.

18.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2020 and 2019.

	Unrealized
	gains and	2020
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income before reclassification	19,444	(3,479)	15,965
Amounts reclassified from accumulated other comprehensive income	(175)	1,475	1,300
Net current period other comprehensive income (loss)	19,269	(2,004)	17,265
Ending balance, December 31	$34,162	$(24,398)	$9,764

	Unrealized
	gains and	2019
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$(6,105)	$(17,349)	$(23,454)
Change in other comprehensive income before reclassification	21,031	(6,213)	14,818
Amounts reclassified from accumulated other comprehensive income	(33)	1,168	1,135
Net current period other comprehensive income (loss)	20,998	(5,045)	15,953
Ending balance, December 31	$14,893	$(22,394)	$(7,501)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	12/31/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$19,632	$31,810
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(363)	2,352
Total unrealized gain (loss) on securities available-for-sale	$14,893	$19,269	$34,162
Unrealized loss on retirement plans	(22,394)	(2,004)	(24,398)
TOTAL	$(7,501)	$17,265	$9,764

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2019	Change	12/31/2019
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(8,446)	$20,624	$12,178
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,341	374	2,715
Total unrealized gain (loss) on securities available-for-sale	$(6,105)	$20,998	$14,893
Unrealized loss on retirement plans	(17,349)	(5,045)	(22,394)
TOTAL	$(23,454)	$15,953	$(7,501)

	Balance at December 31, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$233	Net securities gains (losses)
on available-for-sale	(58)	Income tax expense
securities	$175	Net of tax

Amortization of	$(1,967)	(a)
retirement plan items	492	Income tax expense
	$(1,475)	Net of tax
Total reclassifications for the period	$(1,300)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$44	Net securities gains (losses)
on available-for-sale	(11)	Income tax expense
securities	$33	Net of tax

Amortization of	$(1,558)	(a)
retirement plan items	390	Income tax expense
	$(1,168)	Net of tax
Total reclassifications for the period	$(1,135)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2018
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$2	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$2	Net of tax

Amortization of	$(1,447)	(a)
retirement plan items	362	Income tax expense
	$(1,085)	Net of tax
Total reclassifications for the period	$(1,083)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2020, the Corporation had lease liabilities totaling $5,801,000 and right-of-use assets totaling $5,782,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2020, the weighted average remaining lease term for operating leases was 10.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Year Ended December 31, 2020
Operating lease cost	$910
Short-term lease cost	163
Variable lease cost	24
Total lease cost	$1,097

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	855
Right-of-use assets obtained in exchange for new operating lease liabilities	7,111

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

(Dollar amounts in thousands)	December 31, 2020
Twelve Months Ended December 31,
2021	$802
2022	804
2023	756
2024	685
2025	573
Thereafter	2,512
Total future minimum lease payments	6,132
Amounts representing interest	(532)
Present value of net future minimum lease payments	$5,600

20.REGULATORY MATTERS:

The Corporation and its bank affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2020, approximately $15.5 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation without regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel lll rules) became effective for the Corporation on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel lll rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 was 1.875%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2020 and 2019, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2020, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2020 and 2019.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2020	$538,440	17.40%	$324,849	10.500%	N/A	N/A
Corporation – 2019	$495,817	16.16%	$322,091	10.500%	N/A	N/A
First Financial Bank – 2020	507,869	17.03%	313,075	10.500%	298,166	10.00%
First Financial Bank – 2019	472,995	15.91%	312,111	10.500%	297,249	10.00%
Common equity tier I capital
Corporation – 2020	$499,664	16.15%	$216,566	7.000%	N/A	N/A
Corporation – 2019	$475,874	15.51%	$214,728	7.000%	N/A	N/A
First Financial Bank – 2020	470,551	15.78%	208,716	7.000%	193,808	6.50%
First Financial Bank – 2019	457,649	15.40%	208,074	7.000%	193,212	6.50%
Tier I risk-based capital
Corporation – 2020	$499,664	16.15%	$262,973	8.500%	N/A	N/A
Corporation – 2019	$475,874	15.51%	$260,741	8.500%	N/A	N/A
First Financial Bank – 2020	470,551	15.78%	253,441	8.500%	238,533	8.00%
First Financial Bank – 2019	457,649	15.40%	252,661	8.500%	237,799	8.00%
Tier I leverage capital
Corporation – 2020	$499,664	11.24%	$177,781	4.00%	N/A	N/A
Corporation – 2019	$475,874	12.04%	$158,081	4.00%	N/A	N/A
First Financial Bank – 2020	470,551	10.90%	172,728	4.00%	215,910	5.00%
First Financial Bank – 2019	457,649	11.93%	153,453	4.00%	191,816	5.00%

 In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Corporation is not adopting the capital transition relief.

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2020 and 2019, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2020, are as follows:

CONDENSED BALANCE SHEETS
	December 31,
(Dollar amounts in thousands)	2020	2019
ASSETS
Cash deposits in affiliated banks	$2,480	$4,394
Investments in subsidiaries	597,888	566,384
Land and headquarters building, net	4,614	4,807
Other	6,000	23
Total Assets	$610,982	$575,608
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Borrowings	$—	$10,177
Dividends payable	7,182	7,142
Other liabilities	6,808	681
TOTAL LIABILITIES	13,990	18,000
Shareholders' Equity	596,992	557,608
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$610,982	$575,608

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018
Dividends from subsidiaries	$31,069	$81,281	$13,651
Other income	1,054	720	720
Interest on borrowings	(374)	(142)	—
Other operating expenses	(3,430)	(4,327)	(2,814)
Income before income taxes and equity in undistributed earnings of subsidiaries	28,319	77,532	11,557
Income tax benefit	801	908	934
Income before equity in undistributed earnings of subsidiaries	29,120	78,440	12,491
Equity in undistributed earnings of subsidiaries	24,724	(29,568)	34,092
Net income	$53,844	$48,872	$46,583

Comprehensive income	$71,109	$64,825	$40,199

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$53,844	$48,872	$46,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	193	193
Equity in undistributed earnings	(24,724)	(29,568)	(34,092)
Contribution of shares to ESOP	1,471	1,251	1,087
Restricted stock compensation	820	801	745
Increase (decrease) in other liabilities	6,127	(2,150)	(585)
(Increase) decrease in other assets	(5,977)	1,187	(900)
NET CASH FROM OPERATING ACTIVITIES	31,889	20,586	13,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received (disbursed) from acquisitions	—	(6,571)	—
NET CASH FROM INVESTING ACTIVITIES	—	(6,571)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(10,310)	—	—
Purchase of treasury stock	(9,220)	(315)	(391)
Dividends paid	(14,273)	(12,648)	(12,496)
NET CASH FROM FINANCING ACTIVITES	(33,803)	(12,963)	(12,887)
NET (DECREASE) INCREASE IN CASH	(1,914)	1,052	144
CASH, BEGINNING OF YEAR	4,394	3,342	3,198
CASH, END OF YEAR	$2,480	$4,394	$3,342
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$375	$—	$—
Income taxes	$7,538	$9,595	$7,185

22.SELECTED QUARTERLY DATA (UNAUDITED):

	2020
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Net Income Per Share
March 31	$41,403	$5,053	$36,350	$2,690	$12,181	$0.89
June 30	$39,256	$3,361	$35,895	$2,965	$11,924	$0.87
September 30	$39,539	$3,008	$36,531	$4,425	$14,000	$1.02
December 31	$40,287	$2,717	$37,570	$448	$15,739	$1.15

	2019
(Dollar amounts in thousands)	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income (a)	Net Income Per Share
March 31	$32,616	$3,190	$29,426	$1,470	$9,682	$0.79
June 30	$33,259	$3,507	$29,752	$230	$12,569	$1.02
September 30	$39,595	$5,596	$33,999	$1,500	$12,257	$0.93
December 31	$43,651	$5,176	$38,475	$1,500	$14,364	$1.06

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
“Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are included in Item 8 hereof and incorporated by reference.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2020 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2020 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2020 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	494,240
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	494,240
(1)Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)Includes the First Financial Corporation 2011 Omnibus Equity Incentive Plan.
(3)The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2020 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2020 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2020 and 2019
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows—Years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed February 22, 2021.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2020, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed September 9, 2020.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.11 to the Corporation’s Form 10-Q for the quarter ended March 31, 2011 filed May 9, 2011.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, dated January 1, 2020, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 2, 2020.
10.14*	Employment Agreement for Rodger A. McHargue, dated January 1, 2020, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 2, 2020.
10.15*	Employment Agreement for Steven H. Holliday, dated January 1, 2020, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 2, 2020.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, dated January 1, 2020, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 2, 2020.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2020, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**
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

First Financial Corporation

Date:	March 11, 2021	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 11, 2021
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 11, 2021
Mark Blade, Director

/s/ W. Curtis Brighton	March 11, 2021
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 11, 2021
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 11, 2021
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 11, 2021
Gregory L. Gibson, Director

/s/ William R. Krieble	March 11, 2021
William R. Krieble, Director

/s/ Norman D. Lowery	March 11, 2021
Norman D. Lowery, Chief Operations Officer & Director

/s/ Norman L. Lowery	March 11, 2021
Norman L. Lowery, Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Tina J. Maher	March 11, 2021
Tina J. Maher, Director

/s/ Thomas C. Martin	March 11, 2021
Thomas C. Martin, Director

/s/ James O. McDonald	March 11, 2021
James O. McDonald, Director

/s/ Paul J. Pierson II	March 11, 2021
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 11, 2021
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 11, 2021
Richard J. Shagley, Director

/s/ William J. Voges	March 11, 2021
William J. Voges, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2020, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.