Form 10-Q
period 2021-03-31
FIRST FINANCIAL CORP /IN/
filed 2021-05-05
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2021

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
Yes ☐ No ☑.

As of May 3, 2021, the registrant had outstanding 13,536,782 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$666,846	$657,470
Federal funds sold	585	301
Securities available-for-sale	1,097,093	1,020,744
Loans:
Commercial	1,571,142	1,521,711
Residential	592,053	604,652
Consumer	477,633	479,750
	2,640,828	2,606,113
(Less) plus:
Net deferred loan (fees)/costs	6,109	4,181
Allowance for credit losses	(46,776)	(47,052)
	2,600,161	2,563,242
Restricted stock	14,825	14,812
Accrued interest receivable	15,465	16,957
Premises and equipment, net	62,584	62,063
Bank-owned life insurance	96,184	95,849
Goodwill	78,592	78,592
Other intangible assets	8,539	8,972
Other real estate owned	942	1,012
Other assets	39,400	37,530
TOTAL ASSETS	$4,681,216	$4,557,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$805,645	$732,694
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	118,162	107,764
Other interest-bearing deposits	2,981,541	2,915,487
	3,905,348	3,755,945
Short-term borrowings	98,775	116,061
Other borrowings	5,874	5,859
Other liabilities	73,107	82,687
TOTAL LIABILITIES	4,083,104	3,960,552

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,075,154 in 2021 and 16,075,154 in 2020
Outstanding shares-13,524,070 in 2021 and 13,558,511 in 2020	2,008	2,007
Additional paid-in capital	141,024	140,820
Retained earnings	533,980	521,103
Accumulated other comprehensive income/(loss)	(832)	9,764
Less: Treasury shares at cost-2,551,084 in 2021 and 2,516,643 in 2020	(78,068)	(76,702)
TOTAL SHAREHOLDERS’ EQUITY	598,112	596,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,681,216	$4,557,544
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$31,857	$35,034
Securities:
Taxable	3,079	4,029
Tax-exempt	2,074	1,938
Other	346	402
TOTAL INTEREST INCOME	37,356	41,403
INTEREST EXPENSE:
Deposits	2,286	4,530
Short-term borrowings	98	267
Other borrowings	59	256
TOTAL INTEREST EXPENSE	2,443	5,053
NET INTEREST INCOME	34,913	36,350
Provision for credit losses	452	2,690
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	34,461	33,660
NON-INTEREST INCOME:
Trust and financial services	1,305	1,534
Service charges and fees on deposit accounts	2,243	2,998
Other service charges and fees	4,242	3,330
Securities gains (losses), net	(152)	194
Gain on sales of mortgage loans	1,393	698
Other	263	341
TOTAL NON-INTEREST INCOME	9,294	9,095
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,677	15,972
Occupancy expense	2,149	1,929
Equipment expense	2,578	2,461
FDIC Expense	298	(230)
Other	6,937	7,422
TOTAL NON-INTEREST EXPENSE	27,639	27,554
INCOME BEFORE INCOME TAXES	16,116	15,201
Provision for income taxes	3,239	3,020
NET INCOME	12,877	12,181
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(11,068)	13,098
Change in funded status of post retirement benefits, net of taxes	472	404
COMPREHENSIVE INCOME	$2,281	$25,683
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.95	$0.89
Weighted average number of shares outstanding (in thousands)	13,533	13,740
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2021, and 2020
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2020	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
Net income	—	—	12,181	—	—	12,181
Other comprehensive income (loss)	—	—	—	13,502	—	13,502
Omnibus Equity Incentive Plan	—	204	—	—	—	204
Treasury shares purchased (46,989 shares)	—	—	—	—	(1,724)	(1,724)
Balance, March 31, 2020	$2,005	$139,898	$504,236	$6,001	$(70,369)	$581,771

Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	12,877	—	—	12,877
Other comprehensive income (loss)	—	—	—	(10,596)	—	(10,596)
Omnibus Equity Incentive Plan	1	204	—	—	—	205
Treasury shares purchased (34,441 shares)	—	—	—	—	(1,366)	(1,366)
Balance, March 31, 2021	$2,008	$141,024	$533,980	$(832)	$(78,068)	$598,112
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,877	$12,181
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,015	1,462
Provision for credit losses	452	2,690
Securities (gains) losses	152	(194)
Gain on sales of mortgage loans	(1,393)	(698)
(Gain) Loss on sale of other real estate	28	23
Restricted stock compensation	205	204
Depreciation and amortization	1,572	1,400
Other, net	(716)	8,611
NET CASH FROM OPERATING ACTIVITIES	15,192	25,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	4,913	27,604
Calls, maturities and principal reductions on securities available-for-sale	75,551	46,517
Purchases of securities available-for-sale	(172,833)	(63,516)
Loans made to customers, net of repayment	(35,178)	33,764
Purchase of restricted stock	(13)	(6)
Proceeds from sales of other real estate owned	36	44
Net change in federal funds sold	(284)	7,499
Additions to premises and equipment	(1,660)	(1,557)
NET CASH FROM INVESTING ACTIVITIES	(129,468)	50,349
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	149,486	16,281
Net change in short-term borrowings	(17,286)	3,665
Maturities of other borrowings	—	(5,000)
Proceeds from other borrowings	—	1,500
Purchase of treasury stock	(1,366)	(1,724)
Dividends paid	(7,182)	(7,142)
NET CASH FROM FINANCING ACTIVITIES	123,652	7,580
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,376	83,608
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	657,470	127,426
CASH AND DUE FROM BANKS, END OF PERIOD	$666,846	$211,034
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2021 and 2020 consolidated financial statements are unaudited. The December 31, 2020 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2020 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2020.

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

The CARES Act included an option for entities to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ("CECL") until the earlier of the termination date of the National emergency declaration by the President or December 31, 2020. The Corporation adopted ASU 2016-13 on December 31, 2020 with an effective date of January 1, 2020. In the first three quarters of 2020 the provision was calculated using the incurred loss basis. Beginning in the fourth quarter 2020, the provision was calculated using CECL.

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2021 and 2020, zero and 19,688 shares were awarded, respectively. These shares had a grant date value of zero and $837 thousand for 2021 and 2020, vest over three years, and their grant is not subject to future performance measures. The award granted in 2021 was awarded in April 2021. Outstanding shares are increased at the award date for the total shares awarded.

2.Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:	March 31, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,901	$19,142	$11,009	$—	$47,052
Provision for credit losses	(478)	(262)	1,028	164	452
Loans charged-off	(186)	(188)	(1,964)	—	(2,338)
Recoveries	478	147	985	—	1,610
Ending Balance	$16,715	$18,839	$11,058	$164	$46,776

Allowance for Credit Losses:	March 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Provision for credit losses	520	251	1,780	139	2,690
Loans charged-off	(533)	(257)	(2,114)	—	(2,904)
Recoveries	391	156	787	—	1,334
Ending Balance	$9,323	$1,452	$8,757	$1,531	$21,063

The following table presents loans individually evaluated for impairment by class of loans.

Three Months Ended March 31, 2020
	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,069	$—	$—
Farmland	1,661	—	—
Non Farm, Non Residential	1,756	—	—
Agriculture	—	—	—
All Other Commercial	27	—	—
Residential
First Liens	3,766	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	145	—	—
Farmland	—	—	—
Non Farm, Non Residential	—	—	—
Agriculture	—	—	—
All Other Commercial	—	—	—
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$8,424	$—	$—

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2021
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,443	$1,047
Farmland	—	188	—
Non Farm, Non Residential	—	3,366	3,175
Agriculture	1,159	146	56
All Other Commercial	—	533	23
Residential
First Liens	653	2,996	72
Home Equity	2	72	—
Junior Liens	171	223	—
Multifamily	—	1,380	—
All Other Residential	—	127	—
Consumer
Motor Vehicle	92	574	—
All Other Consumer	14	497	—
TOTAL	$2,091	$14,545	$4,373

	December 31, 2020
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,838	$1,080
Farmland	—	195	—
Non Farm, Non Residential	—	3,729	3,267
Agriculture	—	409	—
All Other Commercial	—	533	24
Residential
First Liens	1,746	2,604	86
Home Equity	88	30	—
Junior Liens	252	206	—
Multifamily	—	1,380	—
All Other Residential	—	135	—
Consumer
Motor Vehicle	372	754	—
All Other Consumer	—	554	—
TOTAL	$2,458	$15,367	$4,457

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,230	$1,527
Farmland	2,771
Non Farm, Non Residential	6,713
Agriculture	—	378
All Other Commercial	529	23
Residential
First Liens	72	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,695	$1,928

	December 31, 2020
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,293	$2,221
Farmland	2,771
Non Farm, Non Residential	6,838
Agriculture	—	599
All Other Commercial	528	24
Residential
First Liens	86	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,896	$2,844

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2021
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$696	$54	$3,256	$4,006	$694,263	$698,269
Farmland	—	—	87	87	114,518	114,605
Non Farm, Non Residential	303	—	7	310	348,314	348,624
Agriculture	2	—	1,198	1,200	110,920	112,120
All Other Commercial	357	—	23	380	304,293	304,673
Residential
First Liens	3,771	774	1,672	6,217	309,514	315,731
Home Equity	38	77	63	178	58,946	59,124
Junior Liens	289	33	282	604	51,962	52,566
Multifamily	—	—	—	—	150,123	150,123
All Other Residential	56	—	—	56	15,980	16,036
Consumer
Motor Vehicle	2,264	323	114	2,701	446,489	449,190
All Other Consumer	127	12	14	153	30,109	30,262
TOTAL	$7,903	$1,273	$6,716	$15,892	$2,635,431	$2,651,323

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$685	$746	$3,364	$4,795	$603,777	$608,572
Farmland	22	—	91	113	118,528	118,641
Non Farm, Non Residential	155	—	271	426	350,681	351,107
Agriculture	28	30	275	333	146,147	146,480
All Other Commercial	—	—	24	24	305,612	305,636
Residential
First Liens	5,506	1,866	2,365	9,737	314,730	324,467
Home Equity	260	29	104	393	60,362	60,755
Junior Liens	421	68	341	830	53,346	54,176
Multifamily	—	—	—	—	151,042	151,042
All Other Residential	—	50	—	50	15,918	15,968
Consumer
Motor Vehicle	6,975	1,294	560	8,829	441,283	450,112
All Other Consumer	164	19	13	196	31,401	31,597
TOTAL	$14,216	$4,102	$7,408	$25,726	$2,592,827	$2,618,553

During the three months ended March 31, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January1,	$—	$3,589	$617	$4,206
Added	—	378	48	426
Charged Off	—	—	(43)	(43)
Payments	—	(79)	(46)	(125)
March 31,	$—	$3,888	$576	$4,464

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	11	3,485	698	4,194
Added	—	60	94	154
Charged Off	—	(6)	(35)	(41)
Payments	(7)	(101)	(43)	(151)
March 31,	4	3,438	714	4,156

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2021 or 2020 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2021 and 2020 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2021 and 2020. The Corporation has not committed to lend additional amounts as of March 31, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended March 31, 2021 and 2020 were of restructurings that had occurred in the previous 12 months.

    The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2021, 1,569 loans totaling $294 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,212 loans totaling $215 million have resumed normal scheduled payments. 357 remaining loans are still under a debt relief plan, which include 30 commercial loans totaling $64 million that have been provided additional payment relief since the initial payment relief plan. 25 loans totaling $6 million are under the original payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		March 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$104,837	$109,143	$83,173	$53,023	$37,391	$108,574	$146,899	$643,040
	Special Mention	3,659	2,021	1,215	9,659	223	5,553	7,886	$30,216
	Substandard	1,949	629	301	4,035	1,007	5,810	2,422	$16,153
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	478	2,422	1,393	1,099	447	934	—	$6,773
	Subtotal	$110,923	$114,215	$86,082	$67,816	$39,068	$120,871	$157,207	$696,182

Farmland	Pass	$2,846	$10,477	$12,152	$11,723	$9,011	$50,528	$1,287	$98,024
	Special Mention	—	—	947	—	226	3,454	—	$4,627
	Substandard	3,455	1,697	2,303	—	694	2,446	—	$10,595
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$6,301	$12,174	$15,402	$11,723	$9,931	$56,428	$1,287	$113,246

Non Farm, Non Residential	Pass	$22,066	$39,647	$30,719	$36,813	$61,209	$117,690	$5,456	$313,600
	Special Mention	—	—	989	—	301	12,669	—	$13,959
	Substandard	—	—	1,172	—	4,262	14,122	—	$19,556
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	558	—	$558
	Subtotal	$22,066	$39,647	$32,880	$36,813	$65,772	$145,039	$5,456	$347,673

Agriculture	Pass	$1,097	$12,033	$11,280	$3,182	$5,261	$19,662	$39,771	$92,286
	Special Mention	—	179	1,483	1,203	649	3,063	5,085	$11,662
	Substandard	—	—	408	3	13	2,494	3,156	$6,074
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	198	83	6	—	—	$287
	Subtotal	$1,097	$12,212	$13,369	$4,471	$5,929	$25,219	$48,012	$110,309

Other Commercial	Pass	$10,262	$48,893	$51,429	$37,387	$58,717	$87,250	$6,381	$300,319
	Special Mention	—	—	—	—	6	2,748	—	$2,754
	Substandard	—	—	—	—	23	550	—	$573
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	48	38	—	—	$86
	Subtotal	$10,262	$48,893	$51,429	$37,435	$58,784	$90,548	$6,381	$303,732

Residential
Multifamily >5 Residential	Pass	$1,302	$47,900	$9,564	$36,134	$19,483	$22,151	$1,248	$137,782
	Special Mention	—	—	—	—	—	10,646	—	$10,646
	Substandard	—	—	—	1,380	—	—	—	$1,380
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$1,302	$47,900	$9,564	$37,514	$19,483	$32,797	$1,248	$149,808

Total	Pass	$142,410	$268,093	$198,317	$178,262	$191,072	$405,855	$201,042	$1,585,051
	Special Mention	3,659	2,200	4,634	10,862	1,405	38,133	12,971	$73,864
	Substandard	5,404	2,326	4,184	5,418	5,999	25,422	5,578	$54,331
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	478	2,422	1,591	1,230	491	1,492	—	$7,704
Total commercial loans		$151,951	$275,041	$208,726	$195,772	$198,967	$470,902	$219,591	$1,720,950

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$159,494	$77,253	$64,298	$41,806	$20,564	$103,598	$91,615	$558,628
	Special Mention	4,848	1,331	4,427	216	1,278	4,566	3,695	$20,361
	Substandard	3,780	323	4,187	1,148	3,543	2,565	3,124	$18,670
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,618	1,772	1,446	580	105	2,255	—	$8,776
	Subtotal	$170,740	$80,679	$74,358	$43,750	$25,490	$112,984	$98,434	$606,435

Farmland	Pass	$10,010	$12,775	$12,149	$10,089	$15,863	$40,338	$1,386	$102,610
	Special Mention	988	947	—	230	1,900	2,656	—	$6,721
	Substandard	1,718	2,303	—	716	1,628	826	—	$7,191
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$12,716	$16,025	$12,149	$11,035	$19,391	$43,820	$1,386	$116,522

Non Farm, Non Residential	Pass	$39,914	$33,261	$38,111	$63,371	$49,511	$83,052	$4,092	$311,312
	Special Mention	—	998	—	305	9,982	6,811	—	$18,096
	Substandard	—	1,188	—	4,310	7,484	7,028	—	$20,010
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	682	—	$682
	Subtotal	$39,914	$35,447	$38,111	$67,986	$66,977	$97,573	$4,092	$350,100

Agriculture	Pass	$13,336	$8,330	$3,485	$5,329	$3,732	$16,792	$67,052	$118,056
	Special Mention	—	1,483	1,203	664	5	428	7,611	$11,394
	Substandard	—	3,834	18	223	2,435	1,988	5,926	$14,424
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	159	216	110	6	13	—	—	$504
	Subtotal	$13,495	$13,863	$4,816	$6,222	$6,185	$19,208	$80,589	$144,378

Other Commercial	Pass	$44,673	$57,200	$41,470	$61,442	$40,196	$50,325	$5,162	$300,468
	Special Mention	—	—	—	7	—	2,786	—	$2,793
	Substandard	—	—	—	24	528	24	—	$576
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	3	52	39	345	—	—	$439
	Subtotal	$44,673	$57,203	$41,522	$61,512	$41,069	$53,135	$5,162	$304,276

Residential
Multifamily >5 Residential	Pass	$44,599	$9,892	$36,563	$19,749	$4,676	$21,704	$1,293	$138,476
	Special Mention	—	—	—	—	102	10,662	—	$10,764
	Substandard	—	—	1,380	—	—	—	—	$1,380
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$44,599	$9,892	$37,943	$19,749	$4,778	$32,366	$1,293	$150,620

Total	Pass	$312,026	$198,711	$196,076	$201,786	$134,542	$315,809	$170,600	$1,529,550
	Special Mention	5,836	4,759	5,630	1,422	13,267	27,909	11,306	$70,129
	Substandard	5,498	7,648	5,585	6,421	15,618	12,431	9,050	$62,251
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,777	1,991	1,608	625	463	2,937	—	$10,401
Total commercial loans		$326,137	$213,109	$208,899	$210,254	$163,890	$359,086	$190,956	$1,672,331

The Corporation evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on non-accrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following table presents the balance of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming:

		March 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$23,110	$43,222	$26,178	$29,181	$30,991	$155,216	$3,272	$311,170
	Non-performing	—	—	—	119	339	3,173	—	$3,631
	Subtotal	$23,110	$43,222	$26,178	$29,300	$31,330	$158,389	$3,272	$314,801

Home Equity	Performing	$410	$1,289	$135	$64	$87	$1,462	$55,485	$58,932
	Non-performing	—	—	—	—	—	69	5	$74
	Subtotal	$410	$1,289	$135	$64	$87	$1,531	$55,490	$59,006

Junior Liens	Performing	$3,146	$12,684	$11,470	$10,079	$5,545	$7,959	$1,175	$52,058
	Non-performing	—	—	50	56	205	76	—	$387
	Subtotal	$3,146	$12,684	$11,520	$10,135	$5,750	$8,035	$1,175	$52,445

Other Residential	Performing	$1,482	$9,033	$1,907	$1,339	$288	$1,118	$681	$15,848
	Non-performing	—	—	61	48	—	36	—	$145
	Subtotal	$1,482	$9,033	$1,968	$1,387	$288	$1,154	$681	$15,993

Consumer
Motor Vehicle	Performing	$52,166	$225,686	$98,375	$42,753	$19,802	$8,064	$—	$446,846
	Non-performing	—	94	261	171	86	39	—	$651
	Subtotal	$52,166	$225,780	$98,636	$42,924	$19,888	$8,103	$—	$447,497

Other Consumer	Performing	$3,178	$13,359	$5,840	$1,964	$554	$1,297	$3,427	$29,619
	Non-performing	14	212	156	102	21	5	7	$517
	Subtotal	$3,192	$13,571	$5,996	$2,066	$575	$1,302	$3,434	$30,136

Total	Performing	$83,492	$305,273	$143,905	$85,380	$57,267	$175,116	$64,040	$914,473
	Non-performing	14	306	528	496	651	3,398	12	$5,405
Total other loans		$83,506	$305,579	$144,433	$85,876	$57,918	$178,514	$64,052	$919,878

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Residential
First Liens	Performing	$47,875	$33,737	$31,634	$36,426	$30,419	$135,456	$3,235	$318,782
	Non-performing	—	40	95	343	107	4,062	—	$4,647
	Subtotal	$47,875	$33,777	$31,729	$36,769	$30,526	$139,518	$3,235	$323,429

Home Equity	Performing	$854	$135	$644	$20	$—	$1,525	$57,334	$60,512
	Non-performing	—	—	1	—	—	91	24	$116
	Subtotal	$854	$135	$645	$20	$—	$1,616	$57,358	$60,628

Junior Liens	Performing	$13,125	$12,742	$11,139	$6,214	$3,948	$5,099	$1,333	$53,600
	Non-performing	—	129	48	198	9	66	—	$450
	Subtotal	$13,125	$12,871	$11,187	$6,412	$3,957	$5,165	$1,333	$54,050

Other Residential	Performing	$9,773	$2,775	$1,372	$292	$178	$733	$651	$15,774
	Non-performing	—	62	50	—	—	39	—	$151
	Subtotal	$9,773	$2,837	$1,422	$292	$178	$772	$651	$15,925

Consumer
Motor Vehicle	Performing	$245,839	$113,293	$51,649	$24,786	$10,026	$1,600	$—	$447,193
	Non-performing	318	355	257	127	36	11	—	$1,104
	Subtotal	$246,157	$113,648	$51,906	$24,913	$10,062	$1,611	$—	$448,297

Other Consumer	Performing	$15,298	$7,328	$2,622	$724	$854	$703	$3,352	$30,881
	Non-performing	231	200	92	22	—	8	19	$572
	Subtotal	$15,529	$7,528	$2,714	$746	$854	$711	$3,371	$31,453

Total	Performing	$332,764	$170,010	$99,060	$68,462	$45,425	$145,116	$65,905	$926,742
	Non-performing	549	786	543	690	152	4,277	43	$7,040
Total other loans		$333,313	$170,796	$99,603	$69,152	$45,577	$149,393	$65,948	$933,782

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2021
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$95,361	$3,676	$(95)	$98,942
Mortgage Backed Securities - residential	447,454	7,162	(5,137)	449,479
Mortgage Backed Securities - commercial	15,808	440	—	16,248
Collateralized mortgage obligations	179,460	3,975	(174)	183,261
State and municipal obligations	305,159	16,976	(892)	321,243
Municipal taxable	24,132	208	(407)	23,933
U.S. Treasury	658	1	—	659
Collateralized debt obligations	—	3,328	—	3,328
TOTAL	$1,068,032	$35,766	$(6,705)	$1,097,093

	December 31, 2020
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$92,710	$5,105	$(1)	$97,814
Mortgage Backed Securities-residential	346,606	8,794	(279)	355,121
Mortgage Backed Securities-commercial	17,931	559	—	18,490
Collateralized mortgage obligations	209,556	4,761	(157)	214,160
State and municipal obligations	285,837	20,294	—	306,131
Municipal taxable	22,440	702	(3)	23,139
U.S. Treasury	2,750	3	—	2,753
Collateralized debt obligations	—	3,136	—	3,136
TOTAL	$977,830	$43,354	$(440)	$1,020,744

Contractual maturities of debt securities at March 31, 2021 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and equity securities are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$11,871	$11,982
Due after one but within five years	47,557	49,041
Due after five but within ten years	61,647	64,494
Due after ten years	304,235	322,588
	425,310	448,105
Mortgage-backed securities and collateralized mortgage obligations	642,722	648,988
TOTAL	$1,068,032	$1,097,093

There were $5 thousand in gross gains and $157 thousand in losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2021. For the three months ended March 31, 2020 there were $244 thousand in gross gains and $50 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$4,907	$(94)	$185	$(1)	$5,092	$(95)
Mortgage Backed Securities - Residential	$267,771	$(5,137)	$—	$—	$267,771	$(5,137)
Collateralized mortgage obligations	26,296	(173)	3,823	(1)	30,119	(174)
State and municipal obligations	52,179	(892)	—	—	52,179	(892)
Municipal taxable	13,122	(407)	—	—	13,122	(407)
Total temporarily impaired securities	$364,275	$(6,703)	$4,008	$(2)	$368,283	$(6,705)

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$944	$(1)	$944	$(1)
Mortgage Backed Securities - Residential	$76,962	$(279)	$—	$—	$76,962	$(279)
Mortgage Backed Securities - Commercial	—	—	—	—	—	—
Collateralized mortgage obligations	12,282	(108)	3,767	(49)	16,049	(157)
State and municipal obligations	747	(3)	—	—	747	(3)
U.S. Treasury	250	—	—	—	250	—
Total temporarily impaired securities	$90,241	$(390)	$4,711	$(50)	$94,952	$(440)

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

Gross unrealized losses on investment securities were $6.7 million as of March 31, 2021 and $440 thousand as of December 31, 2020. A majority of these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2021	2020
Beginning balance	$2,974	$2,974
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2021
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$98,942	$—	$98,942
Mortgage Backed Securities-residential	—	449,479	—	449,479
Mortgage Backed Securities-commercial	—	16,248	—	16,248
Collateralized mortgage obligations	—	183,261	—	183,261
State and municipal	—	319,348	1,895	321,243
Municipal taxable	—	23,933	—	23,933
U.S. Treasury	—	659	—	659
Collateralized debt obligations	—	—	3,328	3,328
TOTAL	$—	$1,091,870	$5,223	$1,097,093
Derivative Assets		1,451
Derivative Liabilities		(1,451)

	December 31, 2020
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$97,814	$—	$97,814
Mortgage Backed Securities-residential	—	355,121	—	355,121
Mortgage Backed Securities-commercial	—	18,490	—	18,490
Collateralized mortgage obligations	—	214,160	—	214,160
State and municipal	—	304,236	1,895	306,131
Municipal taxable	—	23,139	—	23,139
U.S. Treasury	—	2,753	—	2,753
Collateralized debt obligations	—	—	3,136	3,136
TOTAL	$—	$1,015,713	$5,031	$1,020,744
Derivative Assets		2,465
Derivative Liabilities		(2,465)

There were no transfers between Level 1 and Level 2 during 2021 and 2020.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and the year ended December 31, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,895	$3,136	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	192	192
Transfers	—	—	—
Settlements	—	—	—
Ending balance, March 31	$1,895	$3,328	$5,223

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(483)	(483)
Purchases	—	—	—
Settlements	(670)	—	(670)
Ending balance, December 31	$1,895	$3,136	$5,031

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	$6,063	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%
The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2020.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	6,581	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 50%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following tables presents collateral dependent loans measured at fair value on a non-recurring basis, as of March 31, 2021 and December 31, 2020, which are all considered Level 3.

	March 31, 2021
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$3,711	$966	$2,745
Farmland	1,244	5	1,239
Non Farm, Non Residential	3,195	3,041	154
Agriculture	324	1	323
All Other Commercial	528	85	443
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,380	221	1,159
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$10,382	$4,319	$6,063

	December 31, 2020
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$4,435	$1,363	$3,072
Farmland	1,231	35	1,196
Non Farm, Non Residential	3,193	3,038	155
Agriculture	600	162	438
All Other Commercial	528	52	476
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,380	136	1,244
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$11,367	$4,786	$6,581

The carrying amounts and estimated fair value of financial instruments at March 31, 2021 and December 31, 2020, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$666,846	$28,588	$638,258	$—	$666,846
Federal funds sold	585	—	585	—	585
Securities available-for-sale	1,097,093	—	1,091,870	5,223	1,097,093
Restricted stock	14,825	n/a	n/a	n/a	n/a
Loans, net	2,600,161	—	—	2,541,807	2,541,807
Accrued interest receivable	15,465	—	5,188	10,277	15,465
Deposits	(3,905,348)	—	(3,914,133)	—	(3,914,133)
Short-term borrowings	(98,775)	—	(98,775)	—	(98,775)
Other borrowings	(5,874)	—	(6,308)	—	(6,308)
Accrued interest payable	(801)	—	(801)	—	(801)

	December 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$657,470	$25,645	$631,825	$—	$657,470
Federal funds sold	301	—	301	—	301
Securities available-for-sale	1,020,744	—	1,015,713	5,031	1,020,744
Restricted stock	14,812	n/a	n/a	n/a	n/a
Loans, net	2,563,242	—	—	2,560,683	2,560,683
Accrued interest receivable	16,957	—	3,521	13,436	16,957
Deposits	(3,755,945)	—	(3,763,358)	—	(3,763,358)
Short-term borrowings	(116,061)	—	(116,061)	—	(116,061)
Other borrowings	(5,859)	—	(6,297)	—	(6,297)
Accrued interest payable	(1,033)	—	(1,033)	—	(1,033)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	March 31, 2021	December 31, 2020
Federal Funds Purchased	$1,250	$6,500
Repurchase Agreements	97,525	109,561
	$98,775	$116,061

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$90,911	$90	$415	$6,109	$97,525

	December 31, 2020
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,335	$1,086	$21,342	$798	$109,561

6.Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
(Dollar amounts in thousands)	Pension Benefits		Post-Retirement Health Benefits
	2021	2020	2021	2020
Service cost	$339	$325	$11	$10
Interest cost	658	779	26	31
Expected return on plan assets	(1,178)	(1,050)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	518	492	—	—
Net Periodic Benefit Cost	$337	$546	$37	$41

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to contribute $2.3 million and $715 thousand respectively to its Pension Plan and ESOP and $240 thousand to the Post Retirement Health Benefits Plan in 2021. Contributions of zero have been made to the Pension Plan thus far in 2021. Contributions of $56 thousand have been made through the first three months of 2021 for the Post Retirement Health Benefits plan. No contributions have been made in 2021 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2021 and 2020 there has been $552 thousand and $412 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.New accounting standards

Accounting Pronouncements Adopted:

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Corporation adopted ASU 2019-12 on January 1, 2021. ASU 2019-12 did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation is evaluating the impacts of this ASU and has not yet determined whether LIBOR transition and this ASU will have material effects on the Corporation's business operations and consolidated financial statements.

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2021	2020
Non-interest income
Service charges on deposits and debit card fee income	$5,594	$5,482
Asset management fees	1,305	1,291
Interchange income	84	91
Net gains on sales of loans (a)	1,393	698
Loan servicing fees (a)	353	325
Net gains/(losses) on sales of securities (a)	(152)	194
Other service charges and fees (a)	416	392
Other (b)	301	622
Total non-interest income	$9,294	$9,095
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2021 and March 31, 2020, totaling zero and $(6) thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2021 and 2020.

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(11,182)	—	(11,182)
Amounts reclassified from accumulated other comprehensive income	114	472	586
Net current period other comprehensive income (loss)	(11,068)	472	(10,596)
Ending balance, March 31,	$23,094	$(23,926)	$(832)

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income (loss) before reclassification	13,244	—	13,244
Amounts reclassified from accumulated other comprehensive income	(146)	404	258
Net current period other comprehensive income (loss)	13,098	404	13,502
Ending balance, March 31,	$27,991	$(21,990)	$6,001

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	3/31/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(11,212)	$20,598
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	144	2,496
Total unrealized loss on securities available-for-sale	$34,162	$(11,068)	$23,094
Unrealized gain (loss) on retirement plans	(24,398)	472	(23,926)
TOTAL	$9,764	$(10,596)	$(832)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	3/31/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$13,388	$25,566
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(290)	2,425
Total unrealized gain (loss) on securities available-for-sale	$14,893	$13,098	$27,991
Unrealized loss on retirement plans	(22,394)	404	(21,990)
TOTAL	$(7,501)	$13,502	$6,001

	Three Months Ended March 31, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(152)	Net securities gains (losses)
on available-for-sale	38	Income tax expense
securities	$(114)	Net of tax

Amortization of	$(518)	(a) Salary and benefits
retirement plan items	46	Income tax expense
	$(472)	Net of tax
Total reclassifications for the period	$(586)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$194	Net securities gains (losses)
on available-for-sale	(48)	Income tax expense
securities	$146	Net of tax

Amortization of	$(492)	(a) Salary and benefits
retirement plan items	88	Income tax expense
	$(404)	Net of tax
Total reclassifications for the period	$(258)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

10.Leases

The Corporation leases certain branches under operating leases. At March 31, 2021, the Corporation had lease liabilities totaling $5,098,000 and right-of-use assets totaling $5,092,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2021, the weighted average remaining lease term for operating leases was 10.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Three Months Ended March 31, 2021
Operating lease cost	$200
Short-term lease cost	40
Variable lease cost	6
Total lease cost	$246

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	200
Right-of-use assets obtained in exchange for new operating lease liabilities	7,111

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

(Dollar amounts in thousands)	March 31, 2021
Twelve Months Ended March 31,
2022	$803
2023	804
2024	726
2025	679
2026	519
Thereafter	2,400
Total Future Minimum Lease Payments	5,931
Amounts Representing Interest	(835)
Present Value of Net Future Minimum Lease Payments	$5,096

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2020 in the 10-K filed for the fiscal year ended December 31, 2020.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Risks related to COVID-19 include the disruption of local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality; changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic; inaccuracy of the assumptions and estimates that the management of our Corporation makes in establishing reserves for probable credit losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic; and an increase in the rate of personal or commercial customers' bankruptcies generally, and specifically as a result of the COVID-19 pandemic. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2020, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2020 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2021 was $12.9 million, compared to $12.2 million for the same period in 2020. Basic earnings per share increased to $0.95 for the first quarter of 2021 compared to $0.89 for the same period in 2020. Return on Assets and Return on Equity were 1.12% and 8.58% respectively, for the three months ended March 31, 2021 compared to 1.21% and 8.55% for the three months ended March 31, 2020.

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

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $1.4 million in the three months ended March 31, 2021 to $34.9 million from $36.4 million in the same period in 2020. The net interest margin for the three months ended March 31, 2021 is 3.27% compared to 4.13% for the same period in 2020, a 20.82% decrease. Interest rates dropped significantly from first quarter 2020 to first quarter 2021, due to federal rate adjustments in response to the COVID-19 pandemic. Also, as a result of the pandemic, cash on hand increased significantly, which yields at a much lower rate.

Non-Interest Income

 Non-interest income for the three months ended March 31, 2021 was $9.3 million compared to $9.1 million for the same period of 2020.

Non-Interest Expenses

    The Corporation’s non-interest expense for the quarter ended March 31, 2021 was $27.6 million compared to $27.6 million for the same period in 2020.

Allowance for Credit Losses

    The Corporation’s provision for credit losses decreased to $452 thousand for the first quarter of 2021 as compared to $2.7 million for the same period in 2020. Net charge offs for the first quarter of 2021 were $728 thousand compared to $1.6 million for the same period of 2020. In the first three quarters of 2020 the provision was calculated using the incurred loss basis. Beginning in the fourth quarter 2020, the provision was calculated using CECL. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Income Tax Expense

    The Corporation’s effective income tax rate for the first three months of 2021 was 20.10% compared to 19.87% for the same period in 2020.

Non-performing Loans

    Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $21.0 million at March 31, 2021 compared to $21.9 million at December 31, 2020. Nonperforming loans increased 19.4% compared to $17.6 million as of March 31, 2020. A summary of non-performing loans at March 31, 2021 and December 31, 2020 follows:

	(000's)
	March 31, 2021	December 31, 2020
Non-accrual loans	$14,545	$15,367
Accruing restructured loans	3,403	3,052
Nonaccrual restructured loans	1,061	1,154
Accruing loans past due over 90 days	2,001	2,324
	$21,010	$21,897
Ratio of the allowance for credit losses
as a percentage of non-performing loans	222.6%	214.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2021	December 31, 2020
Non-accrual loans
Commercial loans	$8,676	$9,704
Residential loans	4,798	4,355
Consumer loans	1,071	1,308
	$14,545	$15,367
Past due 90 days or more
Commercial loans	$1,150	$—
Residential loans	750	1,962
Consumer loans	101	362
	$2,001	$2,324
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2021, 1,569 loans totaling $294 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,212 loans totaling $215 million have resumed normal scheduled payments. 357 remaining loans are still under a debt relief plan, which include 30 commercial loans totaling $64 million that have been provided additional payment relief since the initial payment relief plan. 25 loans totaling $6 million are under the original payment relief plan. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2021. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 5.28% over the next 12 months and increase 9.28% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 8.94% over the next 12 months and decrease 5.73% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-5.73	-8.94	-10.91
Up 100	5.28	9.32	12.32
Up 200	7.06	14.59	20.73
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $12.0 million of investments that mature throughout the next 12 months. The Corporation also anticipates $117.6 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $21.4 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2021 to the same period in 2020, loans, net of deferred loan costs, have increased $24 million to $2.7 billion. Deposits increased 18.7% to $3.91 billion at March 31, 2021 compared to March 31, 2020. Shareholders' equity increased 2.8% or $16.3 million. This financial performance increased book value per share 4.21% to $44.20 at March 31, 2021 from $42.42 at March 31, 2020. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through March 31, 2021, we processed approximately $242 million of approved PPP loans.

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

	March 31, 2021	December 31, 2020	To Be Well Capitalized
Common equity tier 1 capital
Corporation	16.17%	16.15%	N/A
First Financial Bank	15.52%	15.78%	6.50%
Total risk-based capital
Corporation	17.42%	17.40%	N/A
First Financial Bank	16.77%	17.03%	10.00%
Tier I risk-based capital
Corporation	16.17%	16.15%	N/A
First Financial Bank	15.52%	15.78%	8.00%
Tier I leverage capital
Corporation	11.34%	11.24%	N/A
First Financial Bank	10.76%	10.90%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2021 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A.Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2020 Form 10-K filed for December 31, 2020.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 685,726 shares may be repurchased.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2021	7,300	38.55	7,300	504,300
February 1-28, 2021	19,000	40.46	19,000	497,000
March 1-31, 2021	—	—	—	—
Total	26,300	39.93	19,000	497,000
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
3.3	Resolution to Amend Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(iii) of the Corporation’s Form 8-K filed on April 13, 2020.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2020, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on September 9, 2020.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K for the annual meeting filed on April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed April 2, 2020.
10.14*	Employment Agreement for Rodger A. McHargue, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed April 2, 2020.
10.15*	Employment Agreement for Steven H. Holliday, effective January 1, 2020, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed April 2, 2020.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, effective January 1, 2020, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed April 2, 2020.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 by Principal Executive Officer, dated May 5, 2021.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 by Principal Financial Officer, dated May 5, 2021.
32.1	Certification, dated May 5, 2021, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2021.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2021, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 5, 2021	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date:	May 5, 2021	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)