Form 10-Q
period 2021-06-30
FIRST FINANCIAL CORP /IN/
filed 2021-08-04
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2021

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
Yes ☐ No ☑.

As of August 2, 2021, the registrant had outstanding 13,048,229 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$677,862	$657,470
Federal funds sold	516	301
Securities available-for-sale	1,219,625	1,020,744
Loans:
Commercial	1,521,707	1,521,711
Residential	564,859	604,652
Consumer	482,147	479,750
	2,568,713	2,606,113
(Less) plus:
Net deferred loan (fees)/costs	2,241	4,181
Allowance for credit losses	(44,732)	(47,052)
	2,526,222	2,563,242
Restricted stock	14,825	14,812
Accrued interest receivable	15,103	16,957
Premises and equipment, net	63,895	62,063
Bank-owned life insurance	106,560	95,849
Goodwill	78,592	78,592
Other intangible assets	8,112	8,972
Other real estate owned	989	1,012
Other assets	41,007	37,530
TOTAL ASSETS	$4,753,308	$4,557,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$780,528	$732,694
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	77,647	107,764
Other interest-bearing deposits	3,130,576	2,915,487
	3,988,751	3,755,945
Short-term borrowings	98,525	116,061
Other borrowings	5,888	5,859
Other liabilities	71,981	82,687
TOTAL LIABILITIES	4,165,145	3,960,552

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,096,313 in 2021 and 16,075,154 in 2020
Outstanding shares-13,048,229 in 2021 and 13,558,511 in 2020	2,008	2,007
Additional paid-in capital	141,240	140,820
Retained earnings	543,595	521,103
Accumulated other comprehensive income/(loss)	1,412	9,764
Less: Treasury shares at cost-3,048,084 in 2021 and 2,516,643 in 2020	(100,092)	(76,702)
TOTAL SHAREHOLDERS’ EQUITY	588,163	596,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,753,308	$4,557,544
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$31,966	$33,224	$63,823	$68,258
Securities:
Taxable	3,355	3,624	6,434	7,653
Tax-exempt	2,163	2,008	4,237	3,946
Other	387	400	733	802
TOTAL INTEREST INCOME	37,871	39,256	75,227	80,659
INTEREST EXPENSE:
Deposits	2,090	3,019	4,376	7,549
Short-term borrowings	94	101	192	368
Other borrowings	59	241	118	497
TOTAL INTEREST EXPENSE	2,243	3,361	4,686	8,414
NET INTEREST INCOME	35,628	35,895	70,541	72,245
Provision for credit losses	(2,196)	2,965	(1,744)	5,655
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	37,824	32,930	72,285	66,590
NON-INTEREST INCOME:
Trust and financial services	1,313	1,288	2,618	2,822
Service charges and fees on deposit accounts	2,327	2,102	4,570	5,100
Other service charges and fees	5,039	3,869	9,281	7,199
Securities gains (losses), net	258	31	106	225
Gain on sales of mortgage loans	1,450	1,205	2,843	1,903
Other	544	281	807	622
TOTAL NON-INTEREST INCOME	10,931	8,776	20,225	17,871
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,031	14,323	31,708	30,295
Occupancy expense	2,002	2,162	4,151	4,091
Equipment expense	2,440	2,673	5,018	5,134
FDIC Expense	287	49	585	(181)
Other	7,236	7,676	14,173	15,098
TOTAL NON-INTEREST EXPENSE	27,996	26,883	55,635	54,437
INCOME BEFORE INCOME TAXES	20,759	14,823	36,875	30,024
Provision for income taxes	4,145	2,899	7,384	5,919
NET INCOME	16,614	11,924	29,491	24,105
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	1,772	3,130	(9,296)	16,228
Change in funded status of post retirement benefits, net of taxes	472	384	944	788
COMPREHENSIVE INCOME	$18,858	$15,438	$21,139	$41,121
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.24	$0.87	$2.19	$1.76
Weighted average number of shares outstanding (in thousands)	13,414	13,715	13,473	13,740
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2021, and 2020
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2020	$2,005	$139,898	$504,236	$6,001	$(70,369)	$581,771
Net income	—	—	11,924	—	—	11,924
Other comprehensive income (loss)	—	—	—	3,514	—	3,514
Omnibus Equity Incentive Plan	1	205	—	—	—	206
Cash dividends, $.52 per share	—	—	(7,131)	—	—	(7,131)
Balance, June 30, 2020	$2,006	$140,103	$509,029	$9,515	$(70,369)	$590,284

Balance, April 1, 2021	$2,008	$141,024	$533,980	$(832)	$(78,068)	$598,112
Net income	—	—	16,614	—	—	16,614
Other comprehensive income (loss)	—	—	—	2,244	—	2,244
Omnibus Equity Incentive Plan	—	216	—	—	—	216
Treasury shares purchased (497,000 shares)	—	—	—	—	(22,024)	(22,024)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, June 30, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2021, and 2020
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2020	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
Net income	—	—	24,105	—	—	24,105
Other comprehensive income (loss)	—	—	—	17,016	—	17,016
Omnibus Equity Incentive Plan	1	409	—	—	—	410
Treasury shares purchased (46,989 shares)	—	—	—	—	(1,724)	(1,724)
Cash dividends, $.52 per share	—	—	(7,131)	—	—	(7,131)
Balance, June 30, 2020	$2,006	$140,103	$509,029	$9,515	$(70,369)	$590,284

Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	29,491	—	—	29,491
Other comprehensive income (loss)	—	—	—	(8,352)	—	(8,352)
Omnibus Equity Incentive Plan	1	420	—	—	—	421
Treasury shares purchased (531,441 shares)	—	—	—	—	(23,390)	(23,390)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, June 30, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,491	$24,105
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	4,080	3,186
Provision for credit losses	(1,744)	5,655
Securities (gains) losses	(106)	(225)
Gain on sales of mortgage loans	(2,843)	(1,903)
(Gain) Loss on sale of other real estate	16	36
Restricted stock compensation	421	410
Depreciation and amortization	3,142	2,946
Other, net	(4,937)	5,503
NET CASH FROM OPERATING ACTIVITIES	27,520	39,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	9,369	28,161
Calls, maturities and principal reductions on securities available-for-sale	141,410	110,327
Purchases of securities available-for-sale	(364,598)	(101,291)
Loans made to customers, net of repayment	43,118	(119,340)
Redemption of restricted stock	—	200
Purchase of restricted stock	(13)	(6)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sales of other real estate owned	69	357
Net change in federal funds sold	(215)	7,500
Additions to premises and equipment	(4,114)	(2,826)
NET CASH FROM INVESTING ACTIVITIES	(184,974)	(76,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	232,953	295,206
Net change in short-term borrowings	(17,536)	19,977
Maturities of other borrowings	—	(16,100)
Proceeds from other borrowings	—	13,200
Purchase of treasury stock	(23,390)	(1,724)
Dividends paid	(14,181)	(14,273)
NET CASH FROM FINANCING ACTIVITIES	177,846	296,286
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,392	259,081
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	657,470	127,426
CASH AND DUE FROM BANKS, END OF PERIOD	$677,862	$386,507
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2021 and 2020 consolidated financial statements are unaudited. The December 31, 2020 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2020 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2020.

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

 The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The date was subsequently extended to December 31, 2021. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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

The CARES Act included an option for entities to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ("CECL") until the earlier of the termination date of the National emergency declaration by the President or December 31, 2020. The Corporation adopted ASU 2016-13 on December 31, 2020 with an effective date of January 1, 2020. In the first three quarters of 2020 the provision was calculated using the incurred loss basis. Beginning in the fourth quarter 2020, the allowance for credit loss and related provision were calculated using CECL.

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the six months ended 2021 and 2020, 21,159 and 19,688 shares were awarded, respectively. These shares had a grant date value of $885 thousand and $837 thousand for 2021 and 2020, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended June 30.

Allowance for Credit Losses:	June 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,715	$18,839	$11,058	$164	$46,776
Provision for credit losses	(1,058)	(928)	(260)	50	(2,196)
Loans charged-off	(113)	(243)	(795)	—	(1,151)
Recoveries	149	169	985	—	1,303
Ending Balance	$15,693	$17,837	$10,988	$214	$44,732

Allowance for Credit Losses:	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,323	$1,452	$8,757	$1,531	$21,063
Provision for credit losses	813	527	1,950	(325)	2,965
Loans charged-off	(141)	(166)	(1,233)	—	(1,540)
Recoveries	154	63	580	—	797
Ending Balance	$10,149	$1,876	$10,054	$1,206	$23,285

The following table presents the activity of the allowance for credit losses by portfolio segment for the six months ended June 30.

Allowance for Credit Losses:	June 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,901	$19,142	$11,009	$—	$47,052
Provision for credit losses	(1,536)	(1,190)	768	214	(1,744)
Loans charged -off	(299)	(431)	(2,759)	—	(3,489)
Recoveries	627	316	1,970	—	2,913
Ending Balance	$15,693	$17,837	$10,988	$214	$44,732

Allowance for Credit Losses:	June 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Provision for credit losses	1,333	778	3,730	(186)	5,655
Loans charged -off	(674)	(423)	(3,347)	—	(4,444)
Recoveries	545	219	1,367	—	2,131
Ending Balance	$10,149	$1,876	$10,054	$1,206	$23,285

The following table presents loans individually evaluated for impairment by class of loans.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,137	$—	$—	$1,087	$—	$—
Farmland	1,324	—	—	1,548	—	—
Non Farm, Non Residential	3,512	—	—	2,341	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	26	—	—	26	—	—
Residential
First Liens	3,469	—	—	3,630	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	332	—	—	271	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	86	—	—	57	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	377	—	—	251	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	656	—	—	437	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$10,919	$—	$—	$9,648	$—	$—

The tables below present the recorded investment in non-performing loans by class of loans.

	June 30, 2021
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$68	$3,835	$792
Farmland	—	111	—
Non Farm, Non Residential	—	3,201	3,082
Agriculture	—	1,214	—
All Other Commercial	—	253	—
Residential
First Liens	1,067	2,696	59
Home Equity	4	85	—
Junior Liens	22	305	—
Multifamily	—	1,414	—
All Other Residential	—	121	—
Consumer
Motor Vehicle	103	628	—
All Other Consumer	4	493	—
TOTAL	$1,268	$14,356	$3,933

	December 31, 2020
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,838	$1,080
Farmland	—	195	—
Non Farm, Non Residential	—	3,729	3,267
Agriculture	—	409	—
All Other Commercial	—	533	24
Residential
First Liens	1,746	2,604	86
Home Equity	88	30	—
Junior Liens	252	206	—
Multifamily	—	1,380	—
All Other Residential	—	135	—
Consumer
Motor Vehicle	372	754	—
All Other Consumer	—	554	—
TOTAL	$2,458	$15,367	$4,457

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	June 30, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,037	$1,379
Farmland	2,726
Non Farm, Non Residential	6,516
Agriculture	—	190
All Other Commercial	248	—
Residential
First Liens	59	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,414	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,000	$1,569

	December 31, 2020
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,293	$2,221
Farmland	2,771
Non Farm, Non Residential	6,838
Agriculture	—	599
All Other Commercial	528	24
Residential
First Liens	86	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,896	$2,844

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2021
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$682	$306	$2,783	$3,771	$622,283	$626,054
Farmland	106	220	87	413	116,265	116,678
Non Farm, Non Residential	—	68	7	75	355,350	355,425
Agriculture	578	375	1,188	2,141	117,485	119,626
All Other Commercial	—	—	—	—	310,781	310,781
Residential
First Liens	761	1,186	1,511	3,458	310,711	314,169
Home Equity	140	20	78	238	58,552	58,790
Junior Liens	59	26	177	262	51,591	51,853
Multifamily	—	—	—	—	125,344	125,344
All Other Residential	—	—	—	—	16,130	16,130
Consumer
Motor Vehicle	4,224	853	231	5,308	447,023	452,331
All Other Consumer	153	21	4	178	31,627	31,805
TOTAL	$6,703	$3,075	$6,066	$15,844	$2,563,142	$2,578,986

	December 31, 2020
	30-59 Days	60-89 Days	Greater than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$685	$746	$3,364	$4,795	$603,777	$608,572
Farmland	22	—	91	113	118,528	118,641
Non Farm, Non Residential	155	—	271	426	350,681	351,107
Agriculture	28	30	275	333	146,147	146,480
All Other Commercial	—	—	24	24	305,612	305,636
Residential
First Liens	5,506	1,866	2,365	9,737	314,730	324,467
Home Equity	260	29	104	393	60,362	60,755
Junior Liens	421	68	341	830	53,346	54,176
Multifamily	—	—	—	—	151,042	151,042
All Other Residential	—	50	—	50	15,918	15,968
Consumer
Motor Vehicle	6,975	1,294	560	8,829	441,283	450,112
All Other Consumer	164	19	13	196	31,401	31,597
TOTAL	$14,216	$4,102	$7,408	$25,726	$2,592,827	$2,618,553

During the three and six months ended June 30, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$—	$3,888	$576	$4,464
Added	—	113	74	187
Charged Off	—	(27)	(32)	(59)
Payments	—	(70)	(62)	(132)
June 30,	$—	$3,904	$556	$4,460

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$—	$3,589	$617	$4,206
Added	—	491	122	613
Charged Off	—	(27)	(75)	(102)
Payments	—	(149)	(108)	(257)
June 30,	$—	$3,904	$556	$4,460

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	4	3,438	714	4,156
Added	—	63	41	104
Charged Off	—	—	(15)	(15)
Payments	(4)	(270)	(72)	(346)
June 30,	—	3,231	668	3,899
A

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	11	3,485	698	4,194
Added	—	123	135	258
Charged Off	—	(6)	(50)	(56)
Payments	(11)	(371)	(115)	(497)
June 30,	—	3,231	668	3,899
Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2021 or 2020 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended June 30, 2021 and 2020 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and 2020. The Corporation has not committed to lend additional amounts as of June 30, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2021 and 2020 were of restructurings that had occurred in the previous 12 months.

    The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2021, 1,454 loans totaling $285 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,147 loans totaling $222 million have resumed normal scheduled payments. 247 remaining loans are still under a debt relief plan, which include 22 commercial loans totaling $52 million that have been provided additional payment relief since the initial payment relief plan. 14 loans totaling $2 million are under the original payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		June 30, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$125,769	$71,333	$83,160	$49,922	$36,469	$109,164	$103,454	$579,271
	Special Mention	2,400	275	1,109	7,683	213	4,290	7,350	$23,320
	Substandard	3,222	15	246	3,547	457	4,483	189	$12,159
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	4,686	2,046	1,233	913	368	212	—	$9,458
	Subtotal	$136,077	$73,669	$85,748	$62,065	$37,507	$118,149	$110,993	$624,208

Farmland	Pass	$8,582	$10,841	$11,366	$11,677	$8,849	$48,201	$290	$99,806
	Special Mention	—	—	914	—	221	3,644	—	$4,779
	Substandard	3,455	1,697	2,303	—	694	2,323	—	$10,472
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	69	—	$69
	Subtotal	$12,037	$12,538	$14,583	$11,677	$9,764	$54,237	$290	$115,126

Non Farm, Non Residential	Pass	$38,194	$37,729	$29,150	$35,444	$61,095	$113,770	$7,268	$322,650
	Special Mention	—	—	1,123	—	2,009	12,221	—	$15,353
	Substandard	—	—	943	—	1,472	13,657	—	$16,072
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	1	—	—	—	—	531	—	$532
	Subtotal	$38,195	$37,729	$31,216	$35,444	$64,576	$140,179	$7,268	$354,607

Agriculture	Pass	$2,345	$11,388	$10,525	$2,862	$4,712	$19,823	$51,080	$102,735
	Special Mention	—	—	1,483	—	649	3,588	3,856	$9,576
	Substandard	—	—	340	2	13	1,324	3,827	$5,506
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	163	165	67	5	8	—	$408
	Subtotal	$2,345	$11,551	$12,513	$2,931	$5,379	$24,743	$58,763	$118,225

Other Commercial	Pass	$14,702	$54,969	$46,696	$37,465	$57,965	$90,733	$5,942	$308,472
	Special Mention	—	—	—	—	5	—	—	$5
	Substandard	—	—	—	—	—	265	—	$265
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	45	36	718	—	$799
	Subtotal	$14,702	$54,969	$46,696	$37,510	$58,006	$91,716	$5,942	$309,541

Residential
Multifamily >5 Residential	Pass	$3,552	$41,229	$9,514	$25,918	$10,134	$20,880	$1,942	$113,169
	Special Mention	—	—	—	—	—	10,513	—	$10,513
	Substandard	—	—	—	1,414	—	—	—	$1,414
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$3,552	$41,229	$9,514	$27,332	$10,134	$31,393	$1,942	$125,096

Total	Pass	$193,144	$227,489	$190,411	$163,288	$179,224	$402,571	$169,976	$1,526,103
	Special Mention	2,400	275	4,629	7,683	3,097	34,256	11,206	$63,546
	Substandard	6,677	1,712	3,832	4,963	2,636	22,052	4,016	$45,888
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	4,687	2,209	1,398	1,025	409	1,538	—	$11,266
Total commercial loans		$206,908	$231,685	$200,270	$176,959	$185,366	$460,417	$185,198	$1,646,803

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$159,494	$77,253	$64,298	$41,806	$20,564	$103,598	$91,615	$558,628
	Special Mention	4,848	1,331	4,427	216	1,278	4,566	3,695	$20,361
	Substandard	3,780	323	4,187	1,148	3,543	2,565	3,124	$18,670
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,618	1,772	1,446	580	105	2,255	—	$8,776
	Subtotal	$170,740	$80,679	$74,358	$43,750	$25,490	$112,984	$98,434	$606,435

Farmland	Pass	$10,010	$12,775	$12,149	$10,089	$15,863	$40,338	$1,386	$102,610
	Special Mention	988	947	—	230	1,900	2,656	—	$6,721
	Substandard	1,718	2,303	—	716	1,628	826	—	$7,191
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$12,716	$16,025	$12,149	$11,035	$19,391	$43,820	$1,386	$116,522

Non Farm, Non Residential	Pass	$39,914	$33,261	$38,111	$63,371	$49,511	$83,052	$4,092	$311,312
	Special Mention	—	998	—	305	9,982	6,811	—	$18,096
	Substandard	—	1,188	—	4,310	7,484	7,028	—	$20,010
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	682	—	$682
	Subtotal	$39,914	$35,447	$38,111	$67,986	$66,977	$97,573	$4,092	$350,100

Agriculture	Pass	$13,336	$8,330	$3,485	$5,329	$3,732	$16,792	$67,052	$118,056
	Special Mention	—	1,483	1,203	664	5	428	7,611	$11,394
	Substandard	—	3,834	18	223	2,435	1,988	5,926	$14,424
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	159	216	110	6	13	—	—	$504
	Subtotal	$13,495	$13,863	$4,816	$6,222	$6,185	$19,208	$80,589	$144,378

Other Commercial	Pass	$44,673	$57,200	$41,470	$61,442	$40,196	$50,325	$5,162	$300,468
	Special Mention	—	—	—	7	—	2,786	—	$2,793
	Substandard	—	—	—	24	528	24	—	$576
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	3	52	39	345	—	—	$439
	Subtotal	$44,673	$57,203	$41,522	$61,512	$41,069	$53,135	$5,162	$304,276

Residential
Multifamily >5 Residential	Pass	$44,599	$9,892	$36,563	$19,749	$4,676	$21,704	$1,293	$138,476
	Special Mention	—	—	—	—	102	10,662	—	$10,764
	Substandard	—	—	1,380	—	—	—	—	$1,380
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$44,599	$9,892	$37,943	$19,749	$4,778	$32,366	$1,293	$150,620

Total	Pass	$312,026	$198,711	$196,076	$201,786	$134,542	$315,809	$170,600	$1,529,550
	Special Mention	5,836	4,759	5,630	1,422	13,267	27,909	11,306	$70,129
	Substandard	5,498	7,648	5,585	6,421	15,618	12,431	9,050	$62,251
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,777	1,991	1,608	625	463	2,937	—	$10,401
Total commercial loans		$326,137	$213,109	$208,899	$210,254	$163,890	$359,086	$190,956	$1,672,331

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

		June 30, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$40,527	$42,894	$24,772	$27,034	$28,361	$143,179	$2,710	$309,477
	Non-performing	—	—	418	71	325	2,962	—	$3,776
	Subtotal	$40,527	$42,894	$25,190	$27,105	$28,686	$146,141	$2,710	$313,253

Home Equity	Performing	$1,702	$9	$129	$96	$86	$1,392	$55,175	$58,589
	Non-performing	—	—	—	—	—	81	8	$89
	Subtotal	$1,702	$9	$129	$96	$86	$1,473	$55,183	$58,678

Junior Liens	Performing	$6,641	$11,703	$10,288	$9,426	$5,155	$7,070	$1,136	$51,419
	Non-performing	—	7	39	83	125	72	—	$326
	Subtotal	$6,641	$11,710	$10,327	$9,509	$5,280	$7,142	$1,136	$51,745

Other Residential	Performing	$4,900	$6,673	$1,683	$1,304	$285	$1,104	$0	$15,949
	Non-performing	—	—	59	46	—	33	—	$138
	Subtotal	$4,900	$6,673	$1,742	$1,350	$285	$1,137	$0	$16,087

Consumer
Motor Vehicle	Performing	$109,757	$200,383	$83,688	$34,784	$15,639	$5,509	$—	$449,760
	Non-performing	26	158	309	148	60	16	—	$717
	Subtotal	$109,783	$200,541	$83,997	$34,932	$15,699	$5,525	$—	$450,477

Other Consumer	Performing	$8,566	$11,255	$4,603	$1,393	$438	$1,136	$3,782	$31,173
	Non-performing	88	189	144	48	24	4	—	$497
	Subtotal	$8,654	$11,444	$4,747	$1,441	$462	$1,140	$3,782	$31,670

Total	Performing	$172,093	$272,917	$125,163	$74,037	$49,964	$159,390	$62,803	$916,367
	Non-performing	114	354	969	396	534	3,168	8	$5,543
Total other loans		$172,207	$273,271	$126,132	$74,433	$50,498	$162,558	$62,811	$921,910

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Residential
First Liens	Performing	$47,875	$33,737	$31,634	$36,426	$30,419	$135,456	$3,235	$318,782
	Non-performing	—	40	95	343	107	4,062	—	$4,647
	Subtotal	$47,875	$33,777	$31,729	$36,769	$30,526	$139,518	$3,235	$323,429

Home Equity	Performing	$854	$135	$644	$20	$—	$1,525	$57,334	$60,512
	Non-performing	—	—	1	—	—	91	24	$116
	Subtotal	$854	$135	$645	$20	$—	$1,616	$57,358	$60,628

Junior Liens	Performing	$13,125	$12,742	$11,139	$6,214	$3,948	$5,099	$1,333	$53,600
	Non-performing	—	129	48	198	9	66	—	$450
	Subtotal	$13,125	$12,871	$11,187	$6,412	$3,957	$5,165	$1,333	$54,050

Other Residential	Performing	$9,773	$2,775	$1,372	$292	$178	$733	$651	$15,774
	Non-performing	—	62	50	—	—	39	—	$151
	Subtotal	$9,773	$2,837	$1,422	$292	$178	$772	$651	$15,925

Consumer
Motor Vehicle	Performing	$245,839	$113,293	$51,649	$24,786	$10,026	$1,600	$—	$447,193
	Non-performing	318	355	257	127	36	11	—	$1,104
	Subtotal	$246,157	$113,648	$51,906	$24,913	$10,062	$1,611	$—	$448,297

Other Consumer	Performing	$15,298	$7,328	$2,622	$724	$854	$703	$3,352	$30,881
	Non-performing	231	200	92	22	—	8	19	$572
	Subtotal	$15,529	$7,528	$2,714	$746	$854	$711	$3,371	$31,453

Total	Performing	$332,764	$170,010	$99,060	$68,462	$45,425	$145,116	$65,905	$926,742
	Non-performing	549	786	543	690	152	4,277	43	$7,040
Total other loans		$333,313	$170,796	$99,603	$69,152	$45,577	$149,393	$65,948	$933,782

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2021
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$106,775	$4,610	$(35)	$111,350
Mortgage Backed Securities - residential	521,939	6,137	(4,338)	523,738
Mortgage Backed Securities - commercial	15,700	408	—	16,108
Collateralized mortgage obligations	180,788	3,024	(613)	183,199
State and municipal obligations	331,748	19,470	(274)	350,944
Municipal taxable	30,069	437	(142)	30,364
U.S. Treasury	657	—	—	657
Collateralized debt obligations	—	3,265	—	3,265
TOTAL	$1,187,676	$37,351	$(5,402)	$1,219,625

	December 31, 2020
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$92,710	$5,105	$(1)	$97,814
Mortgage Backed Securities-residential	346,606	8,794	(279)	355,121
Mortgage Backed Securities-commercial	17,931	559	—	18,490
Collateralized mortgage obligations	209,556	4,761	(157)	214,160
State and municipal obligations	285,837	20,294	—	306,131
Municipal taxable	22,440	702	(3)	23,139
U.S. Treasury	2,750	3	—	2,753
Collateralized debt obligations	—	3,136	—	3,136
TOTAL	$977,830	$43,354	$(440)	$1,020,744

Contractual maturities of debt securities at June 30, 2021 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$12,976	$13,054
Due after one but within five years	46,327	47,795
Due after five but within ten years	64,143	67,453
Due after ten years	345,803	368,278
	469,249	496,580
Mortgage-backed securities and collateralized mortgage obligations	718,427	723,045
TOTAL	$1,187,676	$1,219,625

There were $258 thousand and $263 thousand in gross gains and zero and $157 thousand in losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020 there were $34 thousand and $278 thousand in gross gains and $3 thousand and $53 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$14,966	$(34)	$172	$(1)	$15,138	$(35)
Mortgage Backed Securities - Residential	301,051	(4,338)	—	—	301,051	(4,338)
Collateralized mortgage obligations	38,343	(610)	3,828	(3)	42,171	(613)
State and municipal obligations	39,138	(274)	—	—	39,138	(274)
Municipal taxable	8,132	(142)	—	—	8,132	(142)
U.S. Treasury	207	—	—	—	207	—
Total temporarily impaired securities	$401,837	$(5,398)	$4,000	$(4)	$405,837	$(5,402)

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$944	$(1)	$944	$(1)
Mortgage Backed Securities - Residential	76,962	(279)	—	—	76,962	(279)
Collateralized mortgage obligations	12,282	(108)	3,767	(49)	16,049	(157)
State and municipal obligations	747	(3)	—	—	747	(3)
U.S. Treasury	250	—	—	—	250	—
Total temporarily impaired securities	$90,241	$(390)	$4,711	$(50)	$94,952	$(440)

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

Gross unrealized losses on investment securities were $5.4 million as of June 30, 2021 and $440 thousand as of December 31, 2020. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2021	2020	2021	2020
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2021
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$111,350	$—	$111,350
Mortgage Backed Securities-residential	—	523,738	—	523,738
Mortgage Backed Securities-commercial	—	16,108	—	16,108
Collateralized mortgage obligations	—	183,199	—	183,199
State and municipal	—	349,049	1,895	350,944
Municipal taxable	—	30,364	—	30,364
U.S. Treasury	—	657	—	657
Collateralized debt obligations	—	—	3,265	3,265
TOTAL	$—	$1,214,465	$5,160	$1,219,625
Derivative Assets		1,493
Derivative Liabilities		(1,493)

	December 31, 2020
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$97,814	$—	$97,814
Mortgage Backed Securities-residential	—	355,121	—	355,121
Mortgage Backed Securities-commercial	—	18,490	—	18,490
Collateralized mortgage obligations	—	214,160	—	214,160
State and municipal	—	304,236	1,895	306,131
Municipal taxable	—	23,139	—	23,139
U.S. Treasury	—	2,753	—	2,753
Collateralized debt obligations	—	—	3,136	3,136
TOTAL	$—	$1,015,713	$5,031	$1,020,744
Derivative Assets		2,465
Derivative Liabilities		(2,465)

There were no transfers between Level 1 and Level 2 during 2021 and 2020.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and the year ended December 31, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,895	$3,328	$5,223
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(63)	(63)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$1,895	$3,265	$5,160

	Six Months Ended June 30, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,895	$3,136	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	129	129
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$1,895	$3,265	$5,160

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(483)	(483)
Purchases	—	—	—
Settlements	(670)	—	(670)
Ending balance, December 31	$1,895	$3,136	$5,031

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	$3,536	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2020.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	6,581	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The following tables presents collateral dependent loans measured at fair value on a non-recurring basis, as of June 30, 2021 and December 31, 2020, which are all considered Level 3.

	June 30, 2021
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$3,625	$1,419	$2,206
Farmland	—	—	—
Non Farm, Non Residential	3,113	3,029	84
Agriculture	—	—	—
All Other Commercial	248	62	186
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,414	354	1,060
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$8,400	$4,864	$3,536

	December 31, 2020
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$4,435	$1,363	$3,072
Farmland	1,231	35	1,196
Non Farm, Non Residential	3,193	3,038	155
Agriculture	600	162	438
All Other Commercial	528	52	476
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,380	136	1,244
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$11,367	$4,786	$6,581

The carrying amounts and estimated fair value of financial instruments at June 30, 2021 and December 31, 2020, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$677,862	$26,702	$651,160	$—	$677,862
Federal funds sold	516	—	516	—	516
Securities available-for-sale	1,219,625	—	1,214,465	5,160	1,219,625
Restricted stock	14,825	n/a	n/a	n/a	n/a
Loans, net	2,526,222	—	—	2,472,093	2,472,093
Accrued interest receivable	15,103	—	5,088	10,015	15,103
Deposits	(3,988,751)	—	(3,997,181)	—	(3,997,181)
Short-term borrowings	(98,525)	—	(98,525)	—	(98,525)
Other borrowings	(5,888)	—	(6,322)	—	(6,322)
Accrued interest payable	(719)	—	(719)	—	(719)

	December 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$657,470	$25,645	$631,825	$—	$657,470
Federal funds sold	301	—	301	—	301
Securities available-for-sale	1,020,744	—	1,015,713	5,031	1,020,744
Restricted stock	14,812	n/a	n/a	n/a	n/a
Loans, net	2,563,242	—	—	2,560,683	2,560,683
Accrued interest receivable	16,957	—	3,521	13,436	16,957
Deposits	(3,755,945)	—	(3,763,358)	—	(3,763,358)
Short-term borrowings	(116,061)	—	(116,061)	—	(116,061)
Other borrowings	(5,859)	—	(6,297)	—	(6,297)
Accrued interest payable	(1,033)	—	(1,033)	—	(1,033)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	June 30, 2021	December 31, 2020
Federal Funds Purchased	$5,775	$6,500
Repurchase Agreements	92,750	109,561
	$98,525	$116,061

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,226	$150	$143	$6,231	$92,750

	December 31, 2020
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,335	$1,086	$21,342	$798	$109,561

6.Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar amounts in thousands)	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$338	$325	$11	$9	$677	$650	$22	$19
Interest cost	658	779	25	31	1,316	1,558	51	62
Expected return on plan assets	(1,179)	(1,049)	—	—	(2,357)	(2,099)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	518	492	—	—	1,036	984	—	—
Net Periodic Benefit Cost	$335	$547	$36	$40	$672	$1,093	$73	$81

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to contribute $2.3 million and $715 thousand respectively to its Pension Plan and ESOP and $240 thousand to the Post Retirement Health Benefits Plan in 2021. Contributions of $574 thousand have been made to the Pension Plan thus far in 2021. Contributions of $111 thousand have been made through the first six months of 2021 for the Post Retirement Health Benefits plan. No contributions have been made in 2021 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2021 and 2020 there has been $1.4 million and $870 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

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

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2021	2020	2021	2020
Non-interest income
Service charges on deposits and debit card fee income	$6,015	$5,044	$11,610	$10,526
Asset management fees	1,313	1,101	2,618	2,392
Interchange income	115	75	199	166
Net gains on sales of loans (a)	1,450	1,205	2,843	1,903
Loan servicing fees (a)	788	327	1,141	652
Net gains/(losses) on sales of securities (a)	258	31	106	225
Other service charges and fees (a)	406	498	822	890
Other (b)	586	495	886	1,117
Total non-interest income	$10,931	$8,776	$20,225	$17,871
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2021 and June 30, 2020, totaling $16 thousand and $(2) thousand, respectively, and for the six months ended for the same periods, totaling $16 thousand and $(8) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2021 and 2020.

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$23,094	$(23,926)	$(832)
Change in other comprehensive income (loss) before reclassification	1,965	—	1,965
Amounts reclassified from accumulated other comprehensive income	(193)	472	279
Net current period other comprehensive income (loss)	1,772	472	2,244
Ending balance, June 30,	$24,866	$(23,454)	$1,412

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(9,217)	—	(9,217)
Amounts reclassified from accumulated other comprehensive income	(79)	944	865
Net current period other comprehensive income (loss)	(9,296)	944	(8,352)
Ending balance, June 30,	$24,866	$(23,454)	$1,412

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$27,991	$(21,990)	$6,001
Change in other comprehensive income (loss) before reclassification	3,153	—	3,153
Amounts reclassified from accumulated other comprehensive income	(23)	384	361
Net current period other comprehensive income (loss)	3,130	384	3,514
Ending balance, June 30,	$31,121	$(21,606)	$9,515

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income (loss) before reclassification	16,397	—	16,397
Amounts reclassified from accumulated other comprehensive income	(169)	788	619
Net current period other comprehensive income (loss)	16,228	788	17,016
Ending balance, June 30,	$31,121	$(21,606)	$9,515

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2021	Change	6/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$20,598	$1,819	$22,417
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,496	(47)	2,449
Total unrealized loss on securities available-for-sale	$23,094	$1,772	$24,866
Unrealized gain (loss) on retirement plans	(23,926)	472	(23,454)
TOTAL	$(832)	$2,244	$1,412

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	6/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(9,393)	$22,417
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	97	2,449
Total unrealized gain (loss) on securities available-for-sale	$34,162	$(9,296)	$24,866
Unrealized loss on retirement plans	(24,398)	944	(23,454)
TOTAL	$9,764	$(8,352)	$1,412

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2020	Change	6/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$25,566	$3,347	$28,913
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,425	(217)	2,208
Total unrealized gain (loss) on securities available-for-sale	$27,991	$3,130	$31,121
Unrealized loss on retirement plans	(21,990)	384	(21,606)
TOTAL	$6,001	$3,514	$9,515

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	6/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$16,735	$28,913
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(507)	2,208
Total unrealized income (loss) on securities available-for-sale	$14,893	$16,228	$31,121
Unrealized gain (loss) on retirement plans	(22,394)	788	(21,606)
TOTAL	$(7,501)	$17,016	$9,515

	Three Months Ended June 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$258	Net securities gains (losses)
on available-for-sale	(65)	Income tax expense
securities	$193	Net of tax

Amortization of	$(518)	(a) Salary and benefits
retirement plan items	46	Income tax expense
	$(472)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$106	Net securities gains (losses)
on available-for-sale	(27)	Income tax expense
securities	$79	Net of tax

Amortization of	$(1,036)	(a) Salary and benefits
retirement plan items	92	Income tax expense
	$(944)	Net of tax
Total reclassifications for the period	$(865)	Net of tax

	Three Months Ended June 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$31	Net securities gains (losses)
on available-for-sale	(8)	Income tax expense
securities	$23	Net of tax

Amortization of	$(492)	(a) Salary and benefits
retirement plan items	108	Income tax expense
	$(384)	Net of tax
Total reclassifications for the period	$(361)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$225	Net securities gains (losses)
on available-for-sale	(56)	Income tax expense
securities	$169	Net of tax

Amortization of	$(984)	(a) Salary and benefits
retirement plan items	196	Income tax expense
	$(788)	Net of tax
Total reclassifications for the period	$(619)	Net of tax

10.Leases

The Corporation leases certain branches under operating leases. At June 30, 2021, the Corporation had lease liabilities totaling $4,933,000 and right-of-use assets totaling $4,926,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2021, the weighted average remaining lease term for operating leases was 10.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.92%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Six Months Ended June 30, 2021
Operating lease cost	$439
Short-term lease cost	83
Variable lease cost	7
Total lease cost	$529

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	439
Right-of-use assets obtained in exchange for new operating lease liabilities	7,111

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

(Dollar amounts in thousands)	June 30, 2021
Twelve Months Ended June 30,
2022	$803
2023	797
2024	703
2025	662
2026	478
Thereafter	2,288
Total Future Minimum Lease Payments	5,731
Amounts Representing Interest	(798)
Present Value of Net Future Minimum Lease Payments	$4,933

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

Summary of Operating Results

Net income for the three months ended June 30, 2021 was $16.6 million, compared to $11.9 million for the same period in 2020. Basic earnings per share increased to $1.24 for the second quarter of 2021 compared to $0.87 for the same period in 2020. Return on Assets and Return on Equity were 1.40% and 11.06% respectively, for the three months ended June 30, 2021 compared to 1.10% and 8.06% for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $29.5 million, compared to $24.1 million for the same period in 2020. Basic earnings per share increased to $2.19 for the first six months of 2021 compared to $1.76 for the same period in 2020. Return on Assets and Return on Equity were 1.26% and 9.82% respectively, for the six months ended June 30, 2021, compared to 1.16% and 8.30% for the six months ended June 30, 2020.

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

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $267 thousand in the three months ended June 30, 2021 to $35.6 million from $35.9 million in the same period in 2020. The net interest margin for the three months ended June 30, 2021 is 3.23% compared to 3.97% for the same period in 2020, a 18.64% decrease. Net interest income decreased $1.7 million in the six months ended June 30, 2021 to $70.5 million from $72.2 million in the same period in 2020. The net interest margin for the six months ended June 30, 2021 is 3.25% compared to 4.05% for the same period in 2020. Interest rates dropped significantly from 2020 to 2021, due to federal rate adjustments in response to the COVID-19 pandemic. Also, as a result of the pandemic, cash on hand increased significantly, which yields at a much lower rate.

Non-Interest Income

 Non-interest income for the three months ended June 30, 2021 was $10.9 million compared to $8.8 million for the same period of 2020. Non-interest income for the six months ended June 30, 2021 was $20.2 million compared to $17.9 million for the same period in 2020. The increase in service charges and fees from 2020 to 2021 is primarily due to increases in debit card fee income.

Non-Interest Expenses

    The Corporation’s non-interest expense for the quarter ended June 30, 2021 was $28.0 million compared to $26.9 million for the same period in 2020. The Corporation's non-interest expense for the six months ended June 30, 2021 increased $1.2 million to $55.6 million compared to the same period in 2020.

Allowance for Credit Losses

    The Corporation’s provision for credit losses decreased to $(2.2) million for the second quarter of 2021 as compared to $3.0 million for the same period in 2020. Net recoveries for the second quarter of 2021 were $152 thousand compared to net charge offs of $743 thousand for the same period of 2020. The provision for loan losses decreased $7.4 million to $(1.7) million for the six months ended June 30, 2021 compared to $5.7 million for the same period in 2020. Net charge offs for the first six months of 2021 decreased $1.7 million to $576 thousand compared to the same period in 2020. In the first three quarters of 2020 the provision was calculated using the incurred loss basis. Beginning in the fourth quarter 2020, the provision was calculated using CECL. In 2020 the provision was adjusted to add in a component for potential losses due to COVID-19. In 2021 those potential losses have not been realized, and the economy has shown improvements which allowed for the decrease in provision. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Income Tax Expense

    The Corporation’s effective income tax rate for the first six months of 2021 was 20.02% compared to 19.71% for the same period in 2020.

Non-performing Loans

    Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $20.0 million at June 30, 2021 compared to $21.9 million at December 31, 2020. Nonperforming loans decreased 12.9% compared to $23.0 million as of June 30, 2020. A summary of non-performing loans at June 30, 2021 and December 31, 2020 follows:

	(000's)
	June 30, 2021	December 31, 2020
Non-accrual loans	$14,356	$15,367
Accruing restructured loans	3,421	3,052
Nonaccrual restructured loans	1,039	1,154
Accruing loans past due over 90 days	1,202	2,324
	$20,018	$21,897
Ratio of the allowance for credit losses
as a percentage of non-performing loans	223.5%	214.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2021	December 31, 2020
Non-accrual loans
Commercial loans	$8,614	$9,704
Residential loans	4,621	4,355
Consumer loans	1,121	1,308
	$14,356	$15,367
Past due 90 days or more
Commercial loans	$67	$—
Residential loans	1,030	1,962
Consumer loans	105	362
	$1,202	$2,324
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The date was subsequently extended to December 31, 2021. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2021, 1,454 loans totaling $285 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,147 loans totaling $222 million have resumed normal scheduled payments. 247 remaining loans are still under a debt relief plan, which include 22 commercial loans totaling $52 million that have been provided additional payment relief since the initial payment relief plan. 14 loans totaling $2 million are under the original payment relief plan. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2021. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 4.94% over the next 12 months and increase 9.07% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 5.70% over the next 12 months and decrease 9.31% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-5.70	-9.31	-11.30
Up 100	4.94	9.07	12.32
Up 200	5.96	13.56	20.05
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $13.1 million of investments that mature throughout the next 12 months. The Corporation also anticipates $154.2 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $21.8 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2021 to the same period in 2020, loans, net of deferred loan costs, have decreased $208 million to $2.6 billion. Deposits increased 11.7% to $3.99 billion at June 30, 2021 compared to June 30, 2020. Shareholders' equity decreased 0.36% or $2.1 million. This financial performance increased book value per share 4.73% to $45.08 at June 30, 2021 from $43.04 at June 30, 2020. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through June 30, 2021, we processed approximately $253 million of approved PPP loans.

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

	June 30, 2021	December 31, 2020	To Be Well Capitalized
Common equity tier 1 capital
Corporation	17.15%	16.15%	N/A
First Financial Bank	16.61%	15.78%	6.50%
Total risk-based capital
Corporation	18.40%	17.40%	N/A
First Financial Bank	17.86%	17.03%	10.00%
Tier I risk-based capital
Corporation	17.15%	16.15%	N/A
First Financial Bank	16.61%	15.78%	8.00%
Tier I leverage capital
Corporation	10.72%	11.24%	N/A
First Financial Bank	10.21%	10.90%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2021 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2021	8,447	44.04	8,447	488,553
May 1-31, 2021	154,310	44.87	154,310	334,243
June 1-30, 2021	334,243	44.06	334,243	—
Total	497,000	44.31	497,000	—
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
3.3	Resolution to Amend Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(iii) of the Corporation’s Form 8-K filed on April 13, 2020.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2021, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on July 1, 2021.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K for the annual meeting filed on April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 1, 2021.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2021, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 1, 2021.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2021, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 1, 2021.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, effective July 1, 2021, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 1, 2021.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 by Principal Executive Officer, dated August 4, 2021.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 by Principal Financial Officer, dated August 4, 2021.
32.1	Certification, dated August 4, 2021, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2021.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2021, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 4, 2021	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date:	August 4, 2021	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)