Form 10-Q
period 2021-09-30
FIRST FINANCIAL CORP /IN/
filed 2021-11-03
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2021

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
Yes ☐ No ☑.

As of November 1, 2021, the registrant had outstanding 12,871,936 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$758,120	$657,470
Federal funds sold	6,183	301
Securities available-for-sale	1,270,820	1,020,744
Loans:
Commercial	1,457,984	1,521,711
Residential	535,855	604,652
Consumer	482,115	479,750
	2,475,954	2,606,113
(Less) plus:
Net deferred loan (fees)/costs	3,956	4,181
Allowance for credit losses	(42,962)	(47,052)
	2,436,948	2,563,242
Restricted stock	14,837	14,812
Accrued interest receivable	15,963	16,957
Premises and equipment, net	63,187	62,063
Bank-owned life insurance	106,895	95,849
Goodwill	78,592	78,592
Other intangible assets	7,725	8,972
Other real estate owned	884	1,012
Other assets	40,939	37,530
TOTAL ASSETS	$4,801,093	$4,557,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$814,902	$732,694
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	68,920	107,764
Other interest-bearing deposits	3,144,814	2,915,487
	4,028,636	3,755,945
Short-term borrowings	101,051	116,061
Other borrowings	5,902	5,859
Other liabilities	70,569	82,687
TOTAL LIABILITIES	4,206,158	3,960,552

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,096,313 in 2021 and 16,075,154 in 2020
Outstanding shares-12,871,936 in 2021 and 13,558,511 in 2020	2,009	2,007
Additional paid-in capital	141,456	140,820
Retained earnings	559,693	521,103
Accumulated other comprehensive income/(loss)	(1,102)	9,764
Less: Treasury shares at cost-3,224,377 in 2021 and 2,516,643 in 2020	(107,121)	(76,702)
TOTAL SHAREHOLDERS’ EQUITY	594,935	596,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,801,093	$4,557,544
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$31,937	$34,077	$95,760	$102,335
Securities:
Taxable	3,627	3,005	10,061	10,658
Tax-exempt	2,234	1,994	6,471	5,940
Other	347	463	1,080	1,265
TOTAL INTEREST INCOME	38,145	39,539	113,372	120,198
INTEREST EXPENSE:
Deposits	1,959	2,689	6,335	10,238
Short-term borrowings	99	107	291	475
Other borrowings	59	212	177	709
TOTAL INTEREST EXPENSE	2,117	3,008	6,803	11,422
NET INTEREST INCOME	36,028	36,531	106,569	108,776
Provision for credit losses	(1,500)	4,425	(3,244)	10,080
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	37,528	32,106	109,813	98,696
NON-INTEREST INCOME:
Trust and financial services	1,156	1,210	3,774	4,032
Service charges and fees on deposit accounts	2,697	2,516	7,267	7,616
Other service charges and fees	4,466	4,269	13,747	11,468
Securities gains (losses), net	5	5	111	230
Gain on sales of mortgage loans	1,425	2,910	4,268	4,813
Other	1,343	829	2,150	1,451
TOTAL NON-INTEREST INCOME	11,092	11,739	31,317	29,610
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,770	15,474	47,478	45,769
Occupancy expense	2,151	2,003	6,302	6,094
Equipment expense	2,177	2,739	7,195	7,873
FDIC Expense	313	135	898	(46)
Other	8,048	6,779	22,221	21,877
TOTAL NON-INTEREST EXPENSE	28,459	27,130	84,094	81,567
INCOME BEFORE INCOME TAXES	20,161	16,715	57,036	46,739
Provision for income taxes	4,063	2,715	11,447	8,634
NET INCOME	16,098	14,000	45,589	38,105
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(2,985)	2,223	(12,281)	18,451
Change in funded status of post retirement benefits, net of taxes	471	383	1,415	1,171
COMPREHENSIVE INCOME	$13,584	$16,606	$34,723	$57,727
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.24	$1.02	$3.42	$2.78
Weighted average number of shares outstanding (in thousands)	13,019	13,715	13,320	13,723
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
September 30, 2021, and 2020
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, July 1, 2020	$2,006	$140,103	$509,029	$9,515	$(70,369)	$590,284
Net income	—	—	14,000	—	—	14,000
Other comprehensive income (loss)	—	—	—	2,606	—	2,606
Omnibus Equity Incentive Plan	—	205	—	—	—	205
Balance, September 30, 2020	$2,006	$140,308	$523,029	$12,121	$(70,369)	$607,095

Balance, July 1, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163
Net income	—	—	16,098	—	—	16,098
Other comprehensive income (loss)	—	—	—	(2,514)	—	(2,514)
Omnibus Equity Incentive Plan	1	216	—	—	—	217
Treasury shares purchased (176,293 shares)	—	—	—	—	(7,029)	(7,029)
Balance, September 30, 2021	$2,009	$141,456	$559,693	$(1,102)	$(107,121)	$594,935
See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended
September 30, 2021, and 2020
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2020	$2,005	$139,694	$492,055	$(7,501)	$(68,645)	$557,608
Net income	—	—	38,105	—	—	38,105
Other comprehensive income (loss)	—	—	—	19,622	—	19,622
Omnibus Equity Incentive Plan	1	614	—	—	—	615
Treasury shares purchased (46,989 shares)	—	—	—	—	(1,724)	(1,724)
Cash dividends, $.52 per share	—	—	(7,131)	—	—	(7,131)
Balance, September 30, 2020	$2,006	$140,308	$523,029	$12,121	$(70,369)	$607,095

Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	45,589	—	—	45,589
Other comprehensive income (loss)	—	—	—	(10,866)	—	(10,866)
Omnibus Equity Incentive Plan	2	636	—	—	—	638
Treasury shares purchased (707,734 shares)	—	—	—	—	(30,419)	(30,419)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, September 30, 2021	$2,009	$141,456	$559,693	$(1,102)	$(107,121)	$594,935

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$45,589	$38,105
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	6,207	5,149
Provision for credit losses	(3,244)	10,080
Securities (gains) losses	(111)	(230)
Gain on sales of mortgage loans	(4,268)	(4,813)
(Gain) Loss on sale of other real estate	10	140
Restricted stock compensation	638	615
Depreciation and amortization	4,670	4,527
Other, net	(6,583)	(780)
NET CASH FROM OPERATING ACTIVITIES	42,908	52,793
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	9,369	28,161
Calls, maturities and principal reductions on securities available-for-sale	198,613	181,963
Purchases of securities available-for-sale	(479,007)	(221,830)
Loans made to customers, net of repayment	135,691	(92,854)
Redemption of restricted stock	—	400
Purchase of restricted stock	(25)	(18)
Purchase of bank owned life insurance	(10,000)	—
Proceeds from sales of other real estate owned	237	487
Net change in federal funds sold	(5,882)	6,841
Additions to premises and equipment	(4,547)	(3,681)
NET CASH FROM INVESTING ACTIVITIES	(155,551)	(100,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	272,903	329,929
Net change in short-term borrowings	(15,010)	15,130
Maturities of other borrowings	—	(37,010)
Proceeds from other borrowings	—	16,700
Purchase of treasury stock	(30,419)	(1,724)
Dividends paid	(14,181)	(14,273)
NET CASH FROM FINANCING ACTIVITIES	213,293	308,752
NET CHANGE IN CASH AND CASH EQUIVALENTS	100,650	261,014
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	657,470	127,426
CASH AND DUE FROM BANKS, END OF PERIOD	$758,120	$388,440
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2021 and 2020 consolidated financial statements are unaudited. The December 31, 2020 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2020 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2020.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the nine months ended 2021 and 2020, 21,159 and 19,688 shares were awarded, respectively. These shares had a grant date value of $885 thousand and $837 thousand for 2021 and 2020, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended September 30.

Allowance for Credit Losses:	September 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$15,693	$17,837	$10,988	$214	$44,732
Provision for credit losses	(531)	(1,387)	173	245	(1,500)
Loans charged-off	(313)	(61)	(1,240)	—	(1,614)
Recoveries	182	130	1,032	—	1,344
Ending Balance	$15,031	$16,519	$10,953	$459	$42,962

Allowance for Credit Losses:	September 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$10,149	$1,876	$10,054	$1,206	$23,285
Provision for credit losses	1,992	17	1,695	721	4,425
Loans charged-off	(160)	(296)	(1,542)	—	(1,998)
Recoveries	147	185	916	—	1,248
Ending Balance	$12,128	$1,782	$11,123	$1,927	$26,960

The following table presents the activity of the allowance for credit losses by portfolio segment for the nine months ended September 30.

Allowance for Credit Losses:	September 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,901	$19,142	$11,009	$—	$47,052
Provision for credit losses	(2,067)	(2,577)	941	459	(3,244)
Loans charged -off	(612)	(492)	(3,999)	—	(5,103)
Recoveries	809	446	3,002	—	4,257
Ending Balance	$15,031	$16,519	$10,953	$459	$42,962

Allowance for Credit Losses:	September 30, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Provision for credit losses	3,325	795	5,425	535	10,080
Loans charged -off	(834)	(719)	(4,889)	—	(6,442)
Recoveries	692	404	2,283	—	3,379
Ending Balance	$12,128	$1,782	$11,123	$1,927	$26,960

The following table presents loans individually evaluated for impairment by class of loans.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Average Recorded	Interest Income	Cash Basis Interest Income	Average Recorded	Interest Income	Cash Basis Interest Income
(Dollar amounts in thousands)	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial
Commercial & Industrial	$1,026	$—	$—	$1,048	$—	$—
Farmland	662	—	—	1,161	—	—
Non Farm, Non Residential	3,436	—	—	2,596	—	—
Agriculture	—	—	—	—	—	—
All Other Commercial	25	—	—	26	—	—
Residential
First Liens	3,452	—	—	3,609	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial & Industrial	2,136	—	—	1,140	—	—
Farmland	—	—	—	—	—	—
Non Farm, Non Residential	171	—	—	86	—	—
Agriculture	190	—	—	95	—	—
All Other Commercial	754	—	—	377	—	—
Residential
First Liens	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Junior Liens	—	—	—	—	—	—
Multifamily	1,346	—	—	673	—	—
All Other Residential	—	—	—	—	—	—
Consumer
Motor Vehicle	—	—	—	—	—	—
All Other Consumer	—	—	—	—	—	—
TOTAL	$13,198	$—	$—	$10,811	$—	$—

The tables below present the recorded investment in non-performing loans by class of loans.

	September 30, 2021
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$3,451	$750
Farmland	—	1,039	1,014
Non Farm, Non Residential	—	3,100	2,990
Agriculture	—	1,214	1,150
All Other Commercial	—	252	—
Residential
First Liens	1,173	2,723	46
Home Equity	13	86	—
Junior Liens	35	300	—
Multifamily	—	205	—
All Other Residential	—	114	—
Consumer
Motor Vehicle	191	528	—
All Other Consumer	—	638	—
TOTAL	$1,412	$13,650	$5,950

	December 31, 2020
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,838	$1,080
Farmland	—	195	—
Non Farm, Non Residential	—	3,729	3,267
Agriculture	—	409	—
All Other Commercial	—	533	24
Residential
First Liens	1,746	2,604	86
Home Equity	88	30	—
Junior Liens	252	206	—
Multifamily	—	1,380	—
All Other Residential	—	135	—
Consumer
Motor Vehicle	372	754	—
All Other Consumer	—	554	—
TOTAL	$2,458	$15,367	$4,457

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	September 30, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$2,993	$1,053
Farmland	3,699
Non Farm, Non Residential	6,367
Agriculture	—	1,150
All Other Commercial	248	—
Residential
First Liens	46	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	205	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,558	$2,203

	December 31, 2020
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,293	$2,221
Farmland	2,771
Non Farm, Non Residential	6,838
Agriculture	—	599
All Other Commercial	528	24
Residential
First Liens	86	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,896	$2,844

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,283	$59	$2,741	$5,083	$569,962	$575,045
Farmland	—	—	—	—	114,045	114,045
Non Farm, Non Residential	63	68	7	138	342,073	342,211
Agriculture	96	—	1,188	1,284	122,284	123,568
All Other Commercial	77	—	—	77	310,325	310,402
Residential
First Liens	858	873	1,840	3,571	302,634	306,205
Home Equity	304	210	86	600	57,099	57,699
Junior Liens	81	71	188	340	50,794	51,134
Multifamily	—	—	—	—	106,564	106,564
All Other Residential	—	45	—	45	15,556	15,601
Consumer
Motor Vehicle	5,147	836	229	6,212	444,294	450,506
All Other Consumer	127	50	—	177	33,380	33,557
TOTAL	$9,036	$2,212	$6,279	$17,527	$2,469,010	$2,486,537

	December 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$685	$746	$3,364	$4,795	$603,777	$608,572
Farmland	22	—	91	113	118,528	118,641
Non Farm, Non Residential	155	—	271	426	350,681	351,107
Agriculture	28	30	275	333	146,147	146,480
All Other Commercial	—	—	24	24	305,612	305,636
Residential
First Liens	5,506	1,866	2,365	9,737	314,730	324,467
Home Equity	260	29	104	393	60,362	60,755
Junior Liens	421	68	341	830	53,346	54,176
Multifamily	—	—	—	—	151,042	151,042
All Other Residential	—	50	—	50	15,918	15,968
Consumer
Motor Vehicle	6,975	1,294	560	8,829	441,283	450,112
All Other Consumer	164	19	13	196	31,401	31,597
TOTAL	$14,216	$4,102	$7,408	$25,726	$2,592,827	$2,618,553

During the three and nine months ended September 30, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$—	$3,904	$556	$4,460
Added	—	—	172	172
Charged Off	—	—	—	—
Payments	—	(91)	(52)	(143)
September 30,	$—	$3,813	$676	$4,489

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$—	$3,589	$617	$4,206
Added	—	491	294	785
Charged Off	—	(27)	(75)	(102)
Payments	—	(240)	(160)	(400)
September 30,	$—	$3,813	$676	$4,489

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	—	3,231	668	3,899
Added	—	313	81	394
Charged Off	—	—	(30)	(30)
Payments	—	(112)	(54)	(166)
September 30,	—	3,432	665	4,097

		2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	11	3,485	698	4,194
Added	—	436	216	652
Charged Off	—	(6)	(80)	(86)
Payments	(11)	(483)	(169)	(663)
September 30,	—	3,432	665	4,097
Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2021 or 2020 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended September 30, 2021 and 2020 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2021 and 2020. The Corporation has not committed to lend additional amounts as of September 30, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and nine months ended September 30, 2021 and 2020 were of restructurings that had occurred in the previous 12 months.

    The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. From the inception of the CARES Act through September 30, 2021, 1,332 loans totaling $268 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,053 loans totaling $224 million have resumed normal scheduled payments. 217 remaining loans are still under a debt relief plan, which include 12 commercial loans totaling $36 million that have been provided additional payment relief since the initial payment relief plan. 5 loans totaling $232 thousand are under the original payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		September 30, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$122,680	$50,449	$77,006	$39,487	$30,908	$108,292	$88,924	$517,746
	Special Mention	1,818	244	1,190	6,835	315	4,421	7,780	$22,603
	Substandard	2,780	14	359	3,519	418	3,769	268	$11,127
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	17,933	1,841	1,065	630	266	162	—	$21,897
	Subtotal	$145,211	$52,548	$79,620	$50,471	$31,907	$116,644	$96,972	$573,373

Farmland	Pass	$11,133	$9,892	$11,010	$11,103	$8,471	$46,333	$1,315	$99,257
	Special Mention	—	—	914	—	221	3,257	—	$4,392
	Substandard	3,455	1,635	—	—	680	2,595	—	$8,365
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	27	—	$27
	Subtotal	$14,588	$11,527	$11,924	$11,103	$9,372	$52,212	$1,315	$112,041

Non Farm, Non Residential	Pass	$42,941	$37,200	$28,621	$34,126	$59,981	$104,483	$8,969	$316,321
	Special Mention	—	—	1,112	183	1,973	3,344	—	$6,612
	Substandard	—	—	927	—	1,456	15,694	—	$18,077
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	508	—	$508
	Subtotal	$42,941	$37,200	$30,660	$34,309	$63,410	$124,029	$8,969	$341,518

Agriculture	Pass	$5,246	$10,723	$10,609	$2,831	$4,667	$17,305	$55,670	$107,051
	Special Mention	—	—	1,403	—	570	2,699	4,587	$9,259
	Substandard	—	—	286	1	13	1,699	3,091	$5,090
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	5	131	159	57	5	—	—	$357
	Subtotal	$5,251	$10,854	$12,457	$2,889	$5,255	$21,703	$63,348	$121,757

Other Commercial	Pass	$32,312	$65,747	$42,256	$36,953	$55,929	$69,970	$5,736	$308,903
	Special Mention	—	—	—	—	—	—	—	$0
	Substandard	—	—	—	—	—	259	—	$259
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	90	—	—	43	—	—	—	$133
	Subtotal	$32,402	$65,747	$42,256	$36,996	$55,929	$70,229	$5,736	$309,295

Residential
Multifamily >5 Residential	Pass	$8,658	$48,145	$8,903	$6,982	$2,757	$18,865	$1,467	$95,777
	Special Mention	—	—	—	—	—	10,386	—	$10,386
	Substandard	—	—	—	205	—	—	—	$205
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$8,658	$48,145	$8,903	$7,187	$2,757	$29,251	$1,467	$106,368

Total	Pass	$222,970	$222,156	$178,405	$131,482	$162,713	$365,248	$162,081	$1,445,055
	Special Mention	1,818	244	4,619	7,018	3,079	24,107	12,367	$53,252
	Substandard	6,235	1,649	1,572	3,725	2,567	24,016	3,359	$43,123
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	18,028	1,972	1,224	730	271	697	—	$22,922
Total commercial loans		$249,051	$226,021	$185,820	$142,955	$168,630	$414,068	$177,807	$1,564,352

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$159,494	$77,253	$64,298	$41,806	$20,564	$103,598	$91,615	$558,628
	Special Mention	4,848	1,331	4,427	216	1,278	4,566	3,695	$20,361
	Substandard	3,780	323	4,187	1,148	3,543	2,565	3,124	$18,670
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,618	1,772	1,446	580	105	2,255	—	$8,776
	Subtotal	$170,740	$80,679	$74,358	$43,750	$25,490	$112,984	$98,434	$606,435

Farmland	Pass	$10,010	$12,775	$12,149	$10,089	$15,863	$40,338	$1,386	$102,610
	Special Mention	988	947	—	230	1,900	2,656	—	$6,721
	Substandard	1,718	2,303	—	716	1,628	826	—	$7,191
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$12,716	$16,025	$12,149	$11,035	$19,391	$43,820	$1,386	$116,522

Non Farm, Non Residential	Pass	$39,914	$33,261	$38,111	$63,371	$49,511	$83,052	$4,092	$311,312
	Special Mention	—	998	—	305	9,982	6,811	—	$18,096
	Substandard	—	1,188	—	4,310	7,484	7,028	—	$20,010
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	682	—	$682
	Subtotal	$39,914	$35,447	$38,111	$67,986	$66,977	$97,573	$4,092	$350,100

Agriculture	Pass	$13,336	$8,330	$3,485	$5,329	$3,732	$16,792	$67,052	$118,056
	Special Mention	—	1,483	1,203	664	5	428	7,611	$11,394
	Substandard	—	3,834	18	223	2,435	1,988	5,926	$14,424
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	159	216	110	6	13	—	—	$504
	Subtotal	$13,495	$13,863	$4,816	$6,222	$6,185	$19,208	$80,589	$144,378

Other Commercial	Pass	$44,673	$57,200	$41,470	$61,442	$40,196	$50,325	$5,162	$300,468
	Special Mention	—	—	—	7	—	2,786	—	$2,793
	Substandard	—	—	—	24	528	24	—	$576
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	3	52	39	345	—	—	$439
	Subtotal	$44,673	$57,203	$41,522	$61,512	$41,069	$53,135	$5,162	$304,276

Residential
Multifamily >5 Residential	Pass	$44,599	$9,892	$36,563	$19,749	$4,676	$21,704	$1,293	$138,476
	Special Mention	—	—	—	—	102	10,662	—	$10,764
	Substandard	—	—	1,380	—	—	—	—	$1,380
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$44,599	$9,892	$37,943	$19,749	$4,778	$32,366	$1,293	$150,620

Total	Pass	$312,026	$198,711	$196,076	$201,786	$134,542	$315,809	$170,600	$1,529,550
	Special Mention	5,836	4,759	5,630	1,422	13,267	27,909	11,306	$70,129
	Substandard	5,498	7,648	5,585	6,421	15,618	12,431	9,050	$62,251
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	2,777	1,991	1,608	625	463	2,937	—	$10,401
Total commercial loans		$326,137	$213,109	$208,899	$210,254	$163,890	$359,086	$190,956	$1,672,331

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

		September 30, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$50,313	$41,216	$22,039	$24,469	$26,484	$134,510	$2,417	$301,448
	Non-performing	—	150	528	70	319	2,801	—	$3,868
	Subtotal	$50,313	$41,366	$22,567	$24,539	$26,803	$137,311	$2,417	$305,316

Home Equity	Performing	$1,643	$9	$191	$131	$64	$1,367	$54,088	$57,493
	Non-performing	—	—	—	—	3	96	—	$99
	Subtotal	$1,643	$9	$191	$131	$67	$1,463	$54,088	$57,592

Junior Liens	Performing	$10,379	$10,642	$8,962	$8,640	$4,650	$6,306	$1,102	$50,681
	Non-performing	—	7	39	74	122	99	—	$341
	Subtotal	$10,379	$10,649	$9,001	$8,714	$4,772	$6,405	$1,102	$51,022

Other Residential	Performing	$7,849	$4,493	$1,405	$325	$281	$1,072	$0	$15,425
	Non-performing	—	—	57	45	—	30	—	$132
	Subtotal	$7,849	$4,493	$1,462	$370	$281	$1,102	$0	$15,557

Consumer
Motor Vehicle	Performing	$155,728	$176,592	$71,421	$28,477	$12,091	$3,674	$—	$447,983
	Non-performing	29	203	266	144	50	11	—	$703
	Subtotal	$155,757	$176,795	$71,687	$28,621	$12,141	$3,685	$—	$448,686

Other Consumer	Performing	$13,309	$9,441	$3,651	$1,065	$327	$982	$4,013	$32,788
	Non-performing	251	199	125	41	19	4	2	$641
	Subtotal	$13,560	$9,640	$3,776	$1,106	$346	$986	$4,015	$33,429

Total	Performing	$239,221	$242,393	$107,669	$63,107	$43,897	$147,911	$61,620	$905,818
	Non-performing	280	559	1,015	374	513	3,041	2	$5,784
Total other loans		$239,501	$242,952	$108,684	$63,481	$44,410	$150,952	$61,622	$911,602

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Residential
First Liens	Performing	$47,875	$33,737	$31,634	$36,426	$30,419	$135,456	$3,235	$318,782
	Non-performing	—	40	95	343	107	4,062	—	$4,647
	Subtotal	$47,875	$33,777	$31,729	$36,769	$30,526	$139,518	$3,235	$323,429

Home Equity	Performing	$854	$135	$644	$20	$—	$1,525	$57,334	$60,512
	Non-performing	—	—	1	—	—	91	24	$116
	Subtotal	$854	$135	$645	$20	$—	$1,616	$57,358	$60,628

Junior Liens	Performing	$13,125	$12,742	$11,139	$6,214	$3,948	$5,099	$1,333	$53,600
	Non-performing	—	129	48	198	9	66	—	$450
	Subtotal	$13,125	$12,871	$11,187	$6,412	$3,957	$5,165	$1,333	$54,050

Other Residential	Performing	$9,773	$2,775	$1,372	$292	$178	$733	$651	$15,774
	Non-performing	—	62	50	—	—	39	—	$151
	Subtotal	$9,773	$2,837	$1,422	$292	$178	$772	$651	$15,925

Consumer
Motor Vehicle	Performing	$245,839	$113,293	$51,649	$24,786	$10,026	$1,600	$—	$447,193
	Non-performing	318	355	257	127	36	11	—	$1,104
	Subtotal	$246,157	$113,648	$51,906	$24,913	$10,062	$1,611	$—	$448,297

Other Consumer	Performing	$15,298	$7,328	$2,622	$724	$854	$703	$3,352	$30,881
	Non-performing	231	200	92	22	—	8	19	$572
	Subtotal	$15,529	$7,528	$2,714	$746	$854	$711	$3,371	$31,453

Total	Performing	$332,764	$170,010	$99,060	$68,462	$45,425	$145,116	$65,905	$926,742
	Non-performing	549	786	543	690	152	4,277	43	$7,040
Total other loans		$333,313	$170,796	$99,603	$69,152	$45,577	$149,393	$65,948	$933,782

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2021
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$115,492	$3,965	$(366)	$119,091
Mortgage Backed Securities - residential	574,048	6,056	(5,165)	574,939
Mortgage Backed Securities - commercial	15,591	336	—	15,927
Collateralized mortgage obligations	160,643	2,397	(772)	162,268
State and municipal obligations	345,263	18,664	(770)	363,157
Municipal taxable	31,067	539	(68)	31,538
U.S. Treasury	656	—	—	656
Collateralized debt obligations	—	3,244	—	3,244
TOTAL	$1,242,760	$35,201	$(7,141)	$1,270,820

	December 31, 2020
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$92,710	$5,105	$(1)	$97,814
Mortgage Backed Securities-residential	346,606	8,794	(279)	355,121
Mortgage Backed Securities-commercial	17,931	559	—	18,490
Collateralized mortgage obligations	209,556	4,761	(157)	214,160
State and municipal obligations	285,837	20,294	—	306,131
Municipal taxable	22,440	702	(3)	23,139
U.S. Treasury	2,750	3	—	2,753
Collateralized debt obligations	—	3,136	—	3,136
TOTAL	$977,830	$43,354	$(440)	$1,020,744

Contractual maturities of debt securities at September 30, 2021 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$12,587	$12,658
Due after one but within five years	46,094	47,490
Due after five but within ten years	71,063	74,923
Due after ten years	362,734	382,615
	492,478	517,686
Mortgage-backed securities and collateralized mortgage obligations	750,282	753,134
TOTAL	$1,242,760	$1,270,820

There were $5 thousand and $268 thousand in gross gains and zero and $157 thousand in losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020 there were $5 thousand and $283 thousand in gross gains and zero and $53 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$28,142	$(364)	$159	$(2)	$28,301	$(366)
Mortgage Backed Securities - Residential	341,414	(5,047)	4,746	(118)	346,160	(5,165)
Collateralized mortgage obligations	53,536	(702)	7,938	(70)	61,474	(772)
State and municipal obligations	64,791	(770)	—	—	64,791	(770)
Municipal taxable	6,459	(49)	731	(19)	7,190	(68)
U.S. Treasury	—	—	—	—	—	—
Total temporarily impaired securities	$494,342	$(6,932)	$13,574	$(209)	$507,916	$(7,141)

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$944	$(1)	$944	$(1)
Mortgage Backed Securities - Residential	76,962	(279)	—	—	76,962	(279)
Collateralized mortgage obligations	12,282	(108)	3,767	(49)	16,049	(157)
State and municipal obligations	747	(3)	—	—	747	(3)
U.S. Treasury	250	—	—	—	250	—
Total temporarily impaired securities	$90,241	$(390)	$4,711	$(50)	$94,952	$(440)

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

Gross unrealized losses on investment securities were $7.1 million as of September 30, 2021 and $440 thousand as of December 31, 2020. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2021 and 2020:

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2021
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$119,091	$—	$119,091
Mortgage Backed Securities-residential	—	574,939	—	574,939
Mortgage Backed Securities-commercial	—	15,927	—	15,927
Collateralized mortgage obligations	—	162,268	—	162,268
State and municipal	—	361,262	1,895	363,157
Municipal taxable	—	31,538	—	31,538
U.S. Treasury	—	656	—	656
Collateralized debt obligations	—	—	3,244	3,244
TOTAL	$—	$1,265,681	$5,139	$1,270,820
Derivative Assets		1,371
Derivative Liabilities		(1,371)

	December 31, 2020
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$97,814	$—	$97,814
Mortgage Backed Securities-residential	—	355,121	—	355,121
Mortgage Backed Securities-commercial	—	18,490	—	18,490
Collateralized mortgage obligations	—	214,160	—	214,160
State and municipal	—	304,236	1,895	306,131
Municipal taxable	—	23,139	—	23,139
U.S. Treasury	—	2,753	—	2,753
Collateralized debt obligations	—	—	3,136	3,136
TOTAL	$—	$1,015,713	$5,031	$1,020,744
Derivative Assets		2,465
Derivative Liabilities		(2,465)

There were no transfers between Level 1 and Level 2 during 2021 and 2020.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, July 1	$1,895	$3,265	$5,160
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(21)	(21)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$1,895	$3,244	$5,139

	Nine Months Ended September 30, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$1,895	$3,136	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	108	108
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$1,895	$3,244	$5,139

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2020
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(483)	(483)
Purchases	—	—	—
Settlements	(670)	—	(670)
Ending balance, December 31	$1,895	$3,136	$5,031

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	$2,231	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2020.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate Probability of default	3.41%-4.44% 0%
Collateral dependent loans	6,581	Discounted collateral	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The following tables presents collateral dependent loans measured at fair value on a non-recurring basis, as of September 30, 2021 and December 31, 2020, which are all considered Level 3.

	September 30, 2021
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$3,297	$1,162	$2,135
Farmland	—	—	—
Non Farm, Non Residential	3,079	3,058	21
Agriculture	—	—	—
All Other Commercial	248	207	41
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	205	171	34
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$6,829	$4,598	$2,231

	December 31, 2020
(Dollar amounts in thousands)	Carrying Value	Allowance for Credit Losses Allocated	Fair Value
Commercial
Commercial & Industrial	$4,435	$1,363	$3,072
Farmland	1,231	35	1,196
Non Farm, Non Residential	3,193	3,038	155
Agriculture	600	162	438
All Other Commercial	528	52	476
Residential
First Liens	—	—	—
Home Equity	—	—	—
Junior Liens	—	—	—
Multifamily	1,380	136	1,244
All Other Residential	—	—	—
Consumer
Motor Vehicle	—	—	—
All Other Consumer	—	—	—
TOTAL	$11,367	$4,786	$6,581

The carrying amounts and estimated fair value of financial instruments at September 30, 2021 and December 31, 2020, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$758,120	$25,996	$732,124	$—	$758,120
Federal funds sold	6,183	—	6,183	—	6,183
Securities available-for-sale	1,270,820	—	1,265,681	5,139	1,270,820
Restricted stock	14,837	n/a	n/a	n/a	n/a
Loans, net	2,436,948	—	—	2,381,649	2,381,649
Accrued interest receivable	15,963	—	5,638	10,325	15,963
Deposits	(4,028,636)	—	(4,036,693)	—	(4,036,693)
Short-term borrowings	(101,051)	—	(101,051)	—	(101,051)
Other borrowings	(5,902)	—	(6,207)	—	(6,207)
Accrued interest payable	(664)	—	(664)	—	(664)

	December 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$657,470	$25,645	$631,825	$—	$657,470
Federal funds sold	301	—	301	—	301
Securities available-for-sale	1,020,744	—	1,015,713	5,031	1,020,744
Restricted stock	14,812	n/a	n/a	n/a	n/a
Loans, net	2,563,242	—	—	2,560,683	2,560,683
Accrued interest receivable	16,957	—	3,521	13,436	16,957
Deposits	(3,755,945)	—	(3,763,358)	—	(3,763,358)
Short-term borrowings	(116,061)	—	(116,061)	—	(116,061)
Other borrowings	(5,859)	—	(6,297)	—	(6,297)
Accrued interest payable	(1,033)	—	(1,033)	—	(1,033)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	September 30, 2021	December 31, 2020
Federal Funds Purchased	$1,575	$6,500
Repurchase Agreements	99,476	109,561
	$101,051	$116,061

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	September 30, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$92,952	$—	$—	$6,524	$99,476

	December 31, 2020
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,335	$1,086	$21,342	$798	$109,561

6.Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollar amounts in thousands)	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$339	$325	$10	$10	$1,016	$975	$32	$29
Interest cost	658	779	26	32	1,974	2,337	77	94
Expected return on plan assets	(1,178)	(1,050)	—	—	(3,535)	(3,149)	—	—
Net amortization of prior service cost	—	1	—	—	—	1	—	—
Net amortization of net (gain) loss	518	492	—	—	1,554	1,476	—	—
Net Periodic Benefit Cost	$337	$547	$36	$42	$1,009	$1,640	$109	$123

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2020 that it expected to contribute $2.3 million and $715 thousand respectively to its Pension Plan and ESOP and $240 thousand to the Post Retirement Health Benefits Plan in 2021. Contributions of $1.5 million have been made to the Pension Plan thus far in 2021. Contributions of $167 thousand have been made through the first nine months of 2021 for the Post Retirement Health Benefits plan. No contributions have been made in 2021 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2021 and 2020 there has been $2.3 million and $1.4 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and nine months ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2021	2020	2021	2020
Non-interest income
Service charges on deposits and debit card fee income	$6,421	$5,670	$18,031	$16,196
Asset management fees	1,156	1,056	3,774	3,448
Interchange income	224	84	423	250
Net gains on sales of loans (a)	1,426	2,910	4,268	4,813
Loan servicing fees (a)	344	539	1,485	1,191
Net gains/(losses) on sales of securities (a)	5	5	111	230
Other service charges and fees (a)	135	449	957	1,339
Other (b)	1,381	1,026	2,268	2,143
Total non-interest income	$11,092	$11,739	$31,317	$29,610
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2021 and September 30, 2020, totaling $(11) thousand and $5 thousand, respectively, and for the nine months ended for the same periods, totaling $16 thousand and $(3) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

9.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2021 and 2020.

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$24,866	$(23,454)	$1,412
Change in other comprehensive income (loss) before reclassification	(2,981)	—	(2,981)
Amounts reclassified from accumulated other comprehensive income	(4)	471	467
Net current period other comprehensive income (loss)	(2,985)	471	(2,514)
Ending balance, September 30,	$21,881	$(22,983)	$(1,102)

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(12,198)	—	(12,198)
Amounts reclassified from accumulated other comprehensive income	(83)	1,415	1,332
Net current period other comprehensive income (loss)	(12,281)	1,415	(10,866)
Ending balance, September 30,	$21,881	$(22,983)	$(1,102)

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$31,121	$(21,606)	$9,515
Change in other comprehensive income (loss) before reclassification	2,227	—	2,227
Amounts reclassified from accumulated other comprehensive income	(4)	383	379
Net current period other comprehensive income (loss)	2,223	383	2,606
Ending balance, September 30,	$33,344	$(21,223)	$12,121

	Unrealized
	gains and	2020
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income (loss) before reclassification	18,624	—	18,624
Amounts reclassified from accumulated other comprehensive income	(173)	1,171	998
Net current period other comprehensive income (loss)	18,451	1,171	19,622
Ending balance, September 30,	$33,344	$(21,223)	$12,121

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2021	Change	9/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$22,417	$(2,969)	$19,448
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,449	(16)	2,433
Total unrealized loss on securities available-for-sale	$24,866	$(2,985)	$21,881
Unrealized gain (loss) on retirement plans	(23,454)	471	(22,983)
TOTAL	$1,412	$(2,514)	$(1,102)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	9/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(12,362)	$19,448
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	81	2,433
Total unrealized gain (loss) on securities available-for-sale	$34,162	$(12,281)	$21,881
Unrealized loss on retirement plans	(24,398)	1,415	(22,983)
TOTAL	$9,764	$(10,866)	$(1,102)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2020	Change	9/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$28,913	$2,154	$31,067
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,208	69	2,277
Total unrealized gain (loss) on securities available-for-sale	$31,121	$2,223	$33,344
Unrealized loss on retirement plans	(21,606)	383	(21,223)
TOTAL	$9,515	$2,606	$12,121

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	9/30/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$18,889	$31,067
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(438)	2,277
Total unrealized income (loss) on securities available-for-sale	$14,893	$18,451	$33,344
Unrealized gain (loss) on retirement plans	(22,394)	1,171	(21,223)
TOTAL	$(7,501)	$19,622	$12,121

	Three Months Ended September 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(518)	(a) Salary and benefits
retirement plan items	47	Income tax expense
	$(471)	Net of tax
Total reclassifications for the period	$(467)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$111	Net securities gains (losses)
on available-for-sale	(28)	Income tax expense
securities	$83	Net of tax

Amortization of	$(1,554)	(a) Salary and benefits
retirement plan items	139	Income tax expense
	$(1,415)	Net of tax
Total reclassifications for the period	$(1,332)	Net of tax

	Three Months Ended September 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(492)	(a) Salary and benefits
retirement plan items	109	Income tax expense
	$(383)	Net of tax
Total reclassifications for the period	$(379)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$230	Net securities gains (losses)
on available-for-sale	(57)	Income tax expense
securities	$173	Net of tax

Amortization of	$(1,476)	(a) Salary and benefits
retirement plan items	305	Income tax expense
	$(1,171)	Net of tax
Total reclassifications for the period	$(998)	Net of tax

10.Leases

The Corporation leases certain branches under operating leases. At September 30, 2021, the Corporation had lease liabilities totaling $6,863,000 and right-of-use assets totaling $6,845,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2021, the weighted average remaining lease term for operating leases was 9.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.31%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Nine Months Ended September 30, 2021
Operating lease cost	$721
Short-term lease cost	137
Variable lease cost	10
Total lease cost	$868

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	695
Right-of-use assets obtained in exchange for new operating lease liabilities	9,293

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021 were as follows:

(Dollar amounts in thousands)	September 30, 2021
Twelve Months Ended September 30,
2022	$1,030
2023	1,010
2024	933
2025	873
2026	691
Thereafter	3,181
Total Future Minimum Lease Payments	7,718
Amounts Representing Interest	(855)
Present Value of Net Future Minimum Lease Payments	$6,863

11.Subsequent Events

On August 10, 2021, First Financial Corporation, an Indiana corporation ("FFC"), HB Subsidiary, Inc., a Kentucky corporation and wholly owned subsidiary of FFC ("Merger Sub"), and Hancock Bancorp, Inc., a Kentucky corporation ("HBI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into HBI, with HBI as the surviving entity (the "Merger") under the name HB Subsidiary, Inc. Immediately following the Merger, or simultaneously therewith, Hancock Bank and Trust Company, a Kentucky chartered commercial bank and wholly owned subsidiary of HBI ("Hancock Bank & Trust") will merge with and into First Financial Bank, N.A., a national banking association and wholly owned subsidiary of FFC ("First Financial Bank"), with First Financial Bank as the surviving entity (the "Bank Merger"). As soon as practicable following the Bank Merger, HB Subsidiary, Inc. (f/k /a HBI) will merge with and into FFC, with FFC as the surviving corporation (the "Holdco Merger", and together with the Merger and the Bank Merger, the "Transactions").

Merger Consideration
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time") other than dissenting shares, each share of HBI Common Stock issued and outstanding immediately prior to the Effective Time, except for certain shares held by HBI, will be converted into the right to receive $18.38 per share in cash. The aggregate value of the transaction is $31.35 million..

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

Summary of Operating Results

Net income for the three months ended September 30, 2021 was $16.1 million, compared to $14.0 million for the same period in 2020. Basic earnings per share increased to $1.24 for the third quarter of 2021 compared to $1.02 for the same period in 2020. Return on Assets and Return on Equity were 1.34% and 10.75% respectively, for the three months ended September 30, 2021 compared to 1.28% and 9.29% for the three months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $45.6 million, compared to $38.1 million for the same period in 2020. Basic earnings per share increased to $3.42 for the first nine months of 2021 compared to $2.78 for the same period in 2020. Return on Assets and Return on Equity were 1.28% and 10.10% respectively, for the nine months ended September 30, 2021, compared to 1.20% and 8.62% for the nine months ended September 30, 2020.

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

On August 10, 2021, First Financial Corporation, an Indiana corporation ("FFC"), HB Subsidiary, Inc., a Kentucky corporation and wholly owned subsidiary of FFC ("Merger Sub"), and Hancock Bancorp, Inc., a Kentucky corporation ("HBI"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into HBI, with HBI as the surviving entity (the "Merger") under the name HB Subsidiary, Inc. Immediately following the Merger, or simultaneously therewith, Hancock Bank and Trust Company, a Kentucky chartered commercial bank and wholly owned subsidiary of HBI ("Hancock Bank & Trust") will merge with and into First Financial Bank, N.A., a national banking association and wholly owned subsidiary of FFC ("First Financial Bank"), with First Financial Bank as the surviving entity (the "Bank Merger"). As soon as practicable following the Bank Merger, HB Subsidiary, Inc. (f/k /a HBI) will merge with and into FFC, with FFC as the surviving corporation (the "Holdco Merger", and together with the Merger and the Bank Merger, the "Transactions").

On September 27, 2021, First Financial Corporation issued a press release announcing that its Board of Directors has approved the merger of subsidiary, The Morris Plan Company of Terre Haute, into subsidiary, First Financial Bank N.A. The merger will be effective on December 31, 2021, subject to regulatory approval. The merger will result in increased efficiencies, which will be recognized beginning in the first quarter of 2022.

On September 30, 2021, First Financial Corporation issued a press release announcing plans to optimize its banking center network as part of a plan to improve operating efficiencies and accommodate changing customer preferences. Subject to regulatory requirements, over the next two quarters the Corporation will close and consolidate nine of its eighty branches. These consolidations are projected to save the Company approximately $2.3 million per year in operating expenses, commencing in the first quarter of 2022.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $503 thousand in the three months ended September 30, 2021 to $36.0 million from $36.5 million in the same period in 2020. The net interest margin for the three months ended September 30, 2021 is 3.22% compared to 3.99% for the same period in 2020, a 19.30% decrease. Net interest income decreased $2.2 million in the nine months ended September 30, 2021 to $106.6 million from $108.8 million in the same period in 2020. The net interest margin for the nine months ended September 30, 2021 is 3.24% compared to 4.03% for the same period in 2020. Interest rates dropped significantly from 2020 to 2021, due to federal rate adjustments in response to the COVID-19 pandemic. Also, as a result of the pandemic, cash on hand increased significantly, which yields at a much lower rate.

Non-Interest Income

 Non-interest income for the three months ended September 30, 2021 was $11.1 million compared to $11.7 million for the same period of 2020. Non-interest income for the nine months ended September 30, 2021 was $31.3 million compared to $29.6 million for the same period in 2020. The change in non-interest income from 2020 to 2021 was primarily driven by increases in other service charges and fees as a result of increased debit card fee income.

Non-Interest Expenses

    The Corporation’s non-interest expense for the quarter ended September 30, 2021 was $28.5 million compared to $27.1 million for the same period in 2020. The Corporation's non-interest expense for the nine months ended September 30, 2021 increased $2.5 million to $84.1 million compared to the same period in 2020.

Allowance for Credit Losses

    The Corporation’s provision for credit losses decreased to $(1.5) million for the third quarter of 2021 as compared to $4.4 million for the same period in 2020. Net charge offs for the third quarter of 2021 were $270 thousand compared to $750 thousand for the same period of 2020. The provision for loan losses decreased $13.3 million to $(3.2) million for the nine months ended September 30, 2021 compared to $10.1 million for the same period in 2020. Net charge offs for the first nine months of 2021 decreased $2.2 million to $846 thousand compared to the same period in 2020. In the first three quarters of 2020 the provision was calculated using the incurred loss basis. Beginning in the fourth quarter 2020, the provision was calculated using CECL. In 2020 the provision was adjusted to add in a component for probable losses due to COVID-19. In 2021 those potential losses have not been realized, and the economy has shown improvements which allowed for the decrease in provision. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Income Tax Expense

    The Corporation’s effective income tax rate for the first nine months of 2021 was 20.07% compared to 18.47% for the same period in 2020.

Non-performing Loans

    Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $19.5 million at September 30, 2021 compared to $21.9 million at December 31, 2020. Nonperforming loans decreased 17.7% compared to $23.7 million as of September 30, 2020. A summary of non-performing loans at September 30, 2021 and December 31, 2020 follows:

	(000's)
	September 30, 2021	December 31, 2020
Non-accrual loans	$13,650	$15,367
Accruing restructured loans	3,305	3,052
Nonaccrual restructured loans	1,184	1,154
Accruing loans past due over 90 days	1,355	2,324
	$19,494	$21,897
Ratio of the allowance for credit losses
as a percentage of non-performing loans	220.4%	214.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2021	December 31, 2020
Non-accrual loans
Commercial loans	$9,056	$9,704
Residential loans	3,428	4,355
Consumer loans	1,166	1,308
	$13,650	$15,367
Past due 90 days or more
Commercial loans	$—	$—
Residential loans	1,167	1,962
Consumer loans	188	362
	$1,355	$2,324
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The date was subsequently extended to December 31, 2021. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. From the inception of the CARES Act through September 30, 2021, 1,332 loans totaling $268 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,053 loans totaling $224 million have resumed normal scheduled payments. 217 remaining loans are still under a debt relief plan, which include 12 commercial loans totaling $36 million that have been provided additional payment relief since the initial payment relief plan. 5 loans totaling $232 thousand are under the original payment relief plan. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2021. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 5.66% over the next 12 months and increase 9.52% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 6.21% over the next 12 months and decrease 9.82% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-6.21	-9.82	-11.78
Up 100	5.66	9.52	12.63
Up 200	7.17	14.24	20.49
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $17.5 million of investments that mature throughout the next 12 months. The Corporation also anticipates $176.3 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $24.2 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2021 to the same period in 2020, loans, net of deferred loan costs, have decreased $274 million to $2.5 billion. Deposits increased 11.8% to $4.03 billion at September 30, 2021 compared to September 30, 2020. Shareholders' equity decreased 2.00% or $12.2 million. This financial performance increased book value per share 4.41% to $46.22 at September 30, 2021 from $44.27 at September 30, 2020. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through September 30, 2021, we processed approximately $253 million of approved PPP loans. The carrying value of these loans is $41 million as of September 30, 2021.

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

	September 30, 2021	December 31, 2020	To Be Well Capitalized
Common equity tier 1 capital
Corporation	16.63%	16.15%	N/A
First Financial Bank	15.25%	15.78%	6.50%
Total risk-based capital
Corporation	17.88%	17.40%	N/A
First Financial Bank	16.49%	17.03%	10.00%
Tier I risk-based capital
Corporation	16.63%	16.15%	N/A
First Financial Bank	15.25%	15.78%	8.00%
Tier I leverage capital
Corporation	10.77%	11.24%	N/A
First Financial Bank	9.74%	10.90%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2021, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2021 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporations outstanding shares of common stock, or approximately 652,411 shares may be repurchased.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2021	—	—	—	—
August 1-31, 2021	—	—	—	—
September 1-30, 2021	176,293	39.87	176,293	476,118
Total	176,293	39.87	176,293	476,118
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(ii) of the Corporation’s Form 8-K filed on August 24, 2012.
3.3	Resolution to Amend Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3(iii) of the Corporation’s Form 8-K filed on April 13, 2020.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2021, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on July 1, 2021.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K for the annual meeting filed on April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 1, 2021.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2021, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 1, 2021.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2021, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 1, 2021.
10.16*	Employment Agreement for Karen L. Stinson-Milienu, effective July 1, 2021, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 1, 2021.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 by Principal Executive Officer, dated November 3, 2021.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 by Principal Financial Officer, dated November 3, 2021.
32.1	Certification, dated November 3, 2021, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2021.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2021, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 3, 2021	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date:	November 3, 2021	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)