Form 10-K
period 2021-12-31
FIRST FINANCIAL CORP /IN/
filed 2022-03-09
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $491,919,028. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2022—12,470,926 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 20, 2022 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION
2021 ANNUAL REPORT ON FORM 10-K

FIRST FINANCIAL CORPORATION
2021 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its four subsidiaries. At the close of business in 2021 the Corporation and its subsidiaries had 883 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates nine full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; one in Knox County, Ind.; two in Parke County, Ind.; one in Putnam County, Ind., three in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; three in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; two in Coles County, Ill.; two in Crawford County, Ill.; one in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; two in McLean County, Ill.; one in Richland County, Ill.; six in Vermilion County, Ill.; one in Wayne County, Ill; one in Breckinridge County, Kentucky; two in Calloway County, Ky; three in Christian County, Ky; two in Fulton County, Ky; two in Hancock County, Ky; two in Hopkins County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; two in Warren County, Ky; three in Cheatham County, Tennessee; one in Houston County, Tn; and three in Montgomery County, Tn. There are four loan production offices, one in Hamilton County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation's operations center and provides additional office space. The Morris Plan Company of Terre Haute, Inc. (“Morris Plan”) has one office and is located in Vigo County. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries. JBMM, LLC, Heritage USA Title LLC, and Fort Webb LP, LLC are all located in Christian County, Ky.

COMPETITION

First Financial Bank and Morris Plan face competition from other financial institutions. These competitors consist of commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions.

The Corporation's business activities are centered in west-central Indiana, east-central Illinois, western Kentucky, and central Tennessee. The Corporation has no foreign activities other than periodically investing available funds in time deposits held in foreign branches of domestic banks.

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

Certain regulatory capital ratios for the Corporation as of December 31, 2021, are shown below:

•14.37% CET1 to risk-weighted assets;
•14.37% Tier 1 capital to risk-weighted assets;

•15.63% Total capital to risk-weighted assets; and
• 9.83% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2021, are shown below:

•13.53% CET1 to risk-weighted assets;
•13.53% Tier 1 capital to risk-weighted assets;
•14.78% Total capital to risk-weighted assets; and
• 9.18% leverage ratio.

Certain regulatory capital ratios for Morris Plan as of December 31, 2021, are shown below:

•27.99% CET1 to risk-weighted assets;
•27.99% Tier 1 capital to risk-weighted assets;
•29.29% Total capital to risk-weighted assets; and
•27.45% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $1.3 million and Morris Plan paid a total FDIC assessment of $27 thousand in 2021.

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

The Corporation believes that, as of December 31, 2021, the Bank and Morris Plan were each “well capitalized” based on the aforementioned ratios.

Temporary Regulatory Capital Relief Related to Impact of CECL. Concurrent with enactment of the CARES Act, in March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Corporation did not adopt the capital transition relief.

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

The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Corporation offers, is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. An economic downturn or sustained, high unemployment levels, inflation, supply chain disruptions that impact borrowers, recession, currency devaluation, changes in the monetary supply, decreased investor or business confidence, trade wars and the imposition of tariffs on goods purchased or sold by our customers, the effect of a pandemic, epidemic, or outbreak of an infectious disease on our customers, stock market volatility, and other factors beyond our control may have a negative effect on the ability of our borrowers to make timely repayments of their loans (thereby, increasing the risk of loan defaults and losses), the value of collateral securing those loans, demand for loans and other products and services we offer, and our deposit levels and composition. As a result, our operating results could be negatively impacted.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation, with the consumer price index reaching approximately 7.0% in late 2021. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. While we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Additionally, if interest rates were to rise, we could see consumer sentiment shift and demand for loans may decrease which would impact our results of operations. Continued elevated levels of inflation could also increase volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

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

Labor shortages and the loss of one or more of those key personnel may materially and adversely affect our business.

Our success depends, in large part, on our ability to attract and retain key personnel. Key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate our business, including major revenue producing functions, such as loan and deposit generation. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation. The competition for talent has become exacerbated by the labor shortage in the U.S. caused by the increase in employee resignations as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” The “great resignation” has been, and continues to be, felt across all levels of employment. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of accounts managed by key personnel could have a material adverse impact on our business.

Terrorist attacks, threats or actual war, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, civil unrest, protests, and other global and domestic conflicts may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions, may impact our operations. In addition, natural disasters, global climate change, pandemics (in addition to the COVID-19 pandemic), other catastrophic events, trade policies, domestic civil unrest, protest, and other global or domestic conflicts may impact our operations as well. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

The COVID-19 pandemic has had and may continue to have an adverse effect on the Corporation’s business operations, asset valuations, financial condition, profitability as a result of potential increased credit risk of our borrowers and results of operations.

While progress has been made in efforts to contain the COVID-19 pandemic, including vaccinations, and some restrictions have relaxed, new variants of the virus have and may continue to have, significant economic and policy impacts. Even with these efforts to contain the pandemic, it is possible that continued developments, including new variants, could adversely affect the Corporation’s operations, asset valuations, financial condition, profitability as a result of potential increased credit risk of our borrowers, and results of operations. Notwithstanding our contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 or new variants could also negatively impact the availability of our personnel who are necessary to conduct our business operations, as well as potentially impact the business and operations of our third-party service providers who perform critical services for us. Material adverse impacts as a result of the COVID-19 pandemic may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives. Banks, such as the Corporation, still face a risk of potential COVID-19 litigation alleging the mishandling of the Paycheck Protection Program (“PPP”) loans, violations of executive orders and regulatory guidance prohibiting or limiting debt collection, evictions and foreclosures, discriminatory program administration, workplace safety claims and claims alleging minimization in securities filings of the COVID-19 effect on operations. The dynamic nature of COVID-19, and policies adopted to combat the pandemic, make it difficult to project the impact it will have on the Corporation’s business.

Our participation in the SBA Paycheck Protection Program (“PPP”) exposes us to credit risk and regulatory enforcement risk, which could have a material adverse impact on our business, financial condition, and results of operations.

The Corporation was a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guaranteed 100% of the amounts loaned under the PPP The Corporation made total loans under the PPP program in the amount of $275.1 million, of which all but $27.2 million have been forgiven by the SBA. The Corporation may be exposed to credit risk on a PPP loan (even if such loan has been forgiven) if a determination is made by the SBA that there is a deficiency in the manner in which these loans were originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Corporation.

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

The Corporation and its subsidiaries have financial instruments which have a rate indexed to LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In late 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021.

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

As of December 31, 2021, approximately 59.5% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

We also rely on the integrity and security of a variety of third-party processors and payment, clearing, and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption. In addition, a number of our third-party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

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

As of December 31, 2021, the Corporation had $94.1 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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
•macroeconomic and geopolitical factors discussed in this Risk Factors section; and
•the Corporation’s announcement of new acquisitions or other projects.

As such, the market price of the Corporation’s common stock may not accurately reflect the underlying value of the stock, and investors should consider this before relying on the market prices of the Corporation’s common stock when making an investment decision.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to or, if our or the Bank’s or the Morris Plan’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 12,629,893 shares were outstanding as of December 31,

2021, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns one other facility in Terre Haute, which is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee seven other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. Two other branch bank buildings are leased by the Bank. The expiration dates on the leases are May 30, 2023 and May 31, 2025.

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

Facilities of the Corporation’s banking center in Knox County include one office in Vincennes, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Parke County include one office in Rockville, Indiana and one office in Marshall, Indiana. Both buildings are held in fee.

Facilities of the Corporation’s banking center in Putnam County include an office in Greencastle, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Sullivan County include offices in Sullivan, Dugger, and Farmersburg, Indiana. All three buildings are held in fee.

Facilities of the Corporation’s banking center in Vanderburgh County include an office in Evansville, Indiana. This building is held in fee.

Facilities of the Corporation’s banking centers in Vermillion County include two offices in Clinton, Indiana and an office in Cayuga, Indiana. All three buildings are held in fee.

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

Facilities of the Corporation’s banking centers in Coles County include an office in Charleston, Illinois and an office in Mattoon, Illinois. These buildings are held in fee.

Facilities of the Corporation’s banking centers in Crawford County include its main office and a drive-up facility in Robinson, Illinois. Both buildings are held in fee.

Facilities of the Corporation’s banking center in Franklin County include an office in Benton, Illinois. This building is held in fee.

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

Facilities of the Corporation’s banking center in McLean County include two offices in Bloomington, Illinois. A banking center in Bloomington is leased and the lease expires on June 30, 2026. The other building is held in fee.

Facilities of the Corporation’s banking center in Richland County includes an office in Olney, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, an office in Westville, Illinois, and an office in Ridge Farm, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2023 and the other five buildings are held in fee.

Facilities of the Corporation’s banking center in Wayne County includes an office in Fairfield, Illinois. This building is held in fee.

Facilities of the Corporation's banking center in Breckinridge County includes an office in Cloverport, Kentucky. The building is held in fee.

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

Facilities of the Corporation's banking center in Hancock County include an office in Hawesville, Kentucky, and an office in Lewisport, Kentucky. The buildings are held in fee.

Facilities of the Corporation's banking center in Hopkins County include two offices in Madisonville, Kentucky. The buildings are held in fee.

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

Facilities of the Corporation's banking center in Warren County include two offices in Bowling Green, Kentucky. A banking center in Bowling Green is leased and the lease expires on September 30, 2023. The other building is held in fee.

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

Facilities of the Corporation's loan production offices, include an office in Carmel, Indiana, an office in Evansville, Indiana, an office in Murfreesboro, Tennessee, and an office in Brentwood, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are April 30, 2028, August 15, 2025, February 28, 2026, and September 30, 2026.

The facility of the Corporation’s subsidiary, The Morris Plan Company, includes an office facility in Terre Haute, Indiana. The building is leased by The Morris Plan Company. The expiration date on the lease is April 1, 2022.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2022 shareholders owned 12,470,926 shares of the Corporation's common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2022, approximately 7,998 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2021 and 2020.

	2021			2020
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$46.31	$38.30		$45.72	$28.98
June 30	$45.62	$40.73	$0.53	$39.37	$30.26	$0.52
September 30	$42.21	$38.33		$36.08	$30.26
December 31	$45.29	$41.96	$0.63	$39.28	$31.88	$0.53

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was (0.22)%. During this same period, the return on The Russell 2000 Index was 76.39% and the SNL Index of Banks $1 - $5 Billion had a return of 45.47%.

Total Return Performance
First Financial Corporation
Russell 2000
SNL Bank $1B-$5B
Index Value
325
300
275
250
225
200
175
150
125
100
75
50
25
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

		Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
First Financial Corporation	100.00	90.46	81.95	95.71	83.52	99.78
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
SNL Bank $1B-$5B	100.00	107.95	87.69	111.92	103.98	145.47

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 685,726 shares may be repurchased. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation's outstanding shares of common stock, or 652,411 shares may be repurchased.There were 981,132 and 242,031 purchases of common stock by the Corporation during the years ended December 31, 2021 and December 31, 2020. The Corporation contributed 31,355 shares of treasury stock to the ESOP in November of 2021. There were 271,166 shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter ended December 31, 2021.

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Programs	Maximum Number of Shares That May Yet Be Purchased
October 1-31, 2021	—	$—	—	—
November 1-30, 2021	124,130	$44.28	124,130	351,988
December 1-31, 2021	147,036	$44.59	147,036	202,720
Total	271,166	$44.45	271,166	202,720

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2021	2020	2019	2018	2017
BALANCE SHEET DATA
Total assets	$5,175,099	$4,560,520	$4,023,250	$3,008,718	$3,000,668
Securities	1,364,734	1,020,744	926,717	784,916	814,931
Loans	2,815,895	2,610,294	2,656,390	1,953,988	1,906,761
Deposits	4,409,569	3,755,945	3,275,357	2,436,727	2,458,653
Borrowings	109,311	121,920	111,092	69,656	57,686
Shareholders’ equity	582,576	596,992	557,608	442,701	413,569
INCOME STATEMENT DATA
Interest income	152,198	160,485	149,121	126,224	114,195
Interest expense	8,797	14,139	17,469	9,645	6,338
Net interest income	143,401	146,346	131,652	116,579	107,857
Provision for credit losses	2,466	10,528	4,700	5,768	5,295
Other income	42,084	42,476	38,452	38,206	35,938
Other expenses	117,406	112,758	104,405	91,289	88,747
Net income	52,987	53,844	48,872	46,583	29,131
PER SHARE DATA:
Net Income	4.02	3.93	3.80	3.80	2.38
Cash dividends	1.06	1.04	1.03	1.02	2.51
PERFORMANCE RATIOS:
Return on average assets	1.10%	1.25%	1.42%	1.57%	0.98%
Return on average shareholders’ equity	8.87	9.07	9.83	10.98	6.69
Average total capital to average assets	13.36	14.31	15.05	14.93	15.24
Average shareholders’ equity to average assets	12.41	13.77	14.46	14.25	14.58
Dividend payout	28.22	26.58	27.69	26.85	105.32

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this report are based upon First Financial Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, securities valuation and goodwill. Actual results could differ from those estimates.

Allowance for credit losses. The allowance for credit losses represents management's estimate of expected losses inherent within the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions, nonperforming loans, determination of acquired loans as purchase credit deteriorated, and reasonable and supportable forecasts. Loans are individually evaluated when they do not share risk characteristics with other loans in the respective pool. Loans evaluated individually are excluded from the collective evaluation. Management elected the collateral dependent practical expedient upon adoption of ASC 326. Expected credit losses on individually evaluated loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2021.

Goodwill. The carrying value of goodwill requires management to use estimates and assumptions about the fair value of the reporting unit compared to its book value. An impairment analysis is prepared on an annual basis. Fair values of the reporting units are determined by an analysis which considers cash flows streams, profitability and estimated market values of the reporting unit. With the decrease in market value as a result of the pandemic, the Corporation engaged a third party to conduct an in-depth analysis of the Corporation as of October 31, 2021. The final results determined that there was no impairment of goodwill. From the effective date of the analysis to December 31, 2021, the Corporation's market value increased. The majority of the Corporation's goodwill is recorded at First Financial Bank, N. A.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2021

COMPARISON OF 2021 TO 2020

Net income for 2021 was $53.0 million, or $4.02 per share versus $53.8 million, or $3.93 per share for 2020. The decrease in 2021 net income is due to increased expenses from the Hancock acquisition, as well as declining interest rates. Return on average assets at December 31, 2021 decreased 12.00% to 1.10% compared to 1.25% at December 31, 2020.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation's earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income decreased in 2021 to $143.4 million compared to $146.3 million in 2020. Total average interest earning assets increased to $4.61 billion in 2021 from $3.71 billion in 2020. The tax-equivalent yield on these assets decreased to 3.39% in 2021 from 4.43% in 2020. Total average interest-bearing liabilities increased to $3.43 billion in 2021 from $2.98 billion in 2020. The average cost of these interest-bearing liabilities decreased to 0.26% in 2021 from 0.47% in 2020.

The net interest margin decreased from 4.05% in 2020 to 3.20% in 2021. Earning asset yields decreased 104 basis points while the rate on interest-bearing liabilities decreased by 21 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2021			2020			2019
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$2,602,344	128,978	4.96%	$2,702,225	138,302	5.12%	$2,270,313	125,906	5.55%
Taxable investment securities	890,563	13,110	1.47%	689,203	13,625	1.98%	621,756	15,191	2.44%
Tax-exempt investments (2)	387,935	13,544	3.49%	322,121	12,731	3.95%	302,757	11,999	3.96%
Cash and due from banks	726,412	888	0.12%	—	—	—%	—	—	—%
Federal funds sold	4,487	42	0.94%	1,245	71	5.70%	3,029	143	4.72%
Total interest-earning assets	4,611,741	156,562	3.39%	3,714,794	164,729	4.43%	3,197,855	153,239	4.79%
Non-interest earning assets:
Cash and due from banks	—			370,883			86,592
Premises and equipment, net	64,787			63,145			54,336
Other assets	183,589			187,415			121,411
Less allowance for loan losses	(45,767)			(23,318)			(20,401)
TOTALS	$4,814,350			$4,312,919			$3,439,793
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$2,799,227	2,751	0.10%	$2,282,750	4,424	0.19%	$2,057,713	9,847	0.48%
Time deposits	520,885	5,407	1.04%	589,975	8,377	1.42%	447,172	5,864	1.31%
Short-term borrowings	99,805	387	0.39%	90,613	568	0.63%	60,924	1,105	1.81%
Other borrowings	7,562	252	3.33%	18,335	770	4.20%	24,780	653	2.64%
Total interest-bearing liabilities:	3,427,479	8,797	0.26%	2,981,673	14,139	0.47%	2,590,589	17,469	0.67%
Non interest-bearing liabilities:
Demand deposits	717,764			660,011			292,445
Other	71,738			77,444			59,430
	4,216,981			3,719,128			2,942,464
Shareholders' equity	597,369			593,791			497,329
TOTALS	$4,814,350			$4,312,919			$3,439,793
Net interest earnings		$147,765			$150,590			$135,770
Net yield on interest- earning assets			3.20%			4.05%			4.25%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2021 to 2020 and 2020 to 2019.

	2021 Compared to 2020 Increase (Decrease) Due to				2020 Compared to 2019 Increase (Decrease) Due to
(Dollar amounts in thousands)	Volume	Rate	Volume/ Rate	Total	Volume	Rate	Volume/ Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$(5,112)	$(4,374)	$162	$(9,324)	$23,953	$(9,710)	$(1,847)	$12,396
Taxable investment securities	3,981	(3,479)	(1,017)	(515)	1,648	(2,899)	(315)	(1,566)
Tax-exempt investment securities (2)	2,600	(1,484)	(303)	813	767	(33)	(2)	732
Cash and due from banks	—	—	888	888	—	—	—	—
Federal funds sold	185	(59)	(155)	(29)	(84)	30	(18)	(72)
Total interest income	$1,654	$(9,396)	$(425)	$(8,167)	$26,284	$(12,612)	$(2,182)	$11,490
Interest paid on interest-bearing liabilities:
Transaction accounts	1,001	(2,181)	(493)	(1,673)	1,077	(5,859)	(641)	(5,423)
Time deposits	(981)	(2,253)	264	(2,970)	1,873	485	155	2,513
Short-term borrowings	58	(217)	(22)	(181)	538	(723)	(352)	(537)
Other borrowings	(452)	(159)	93	(518)	(170)	388	(101)	117
Total interest expense	(374)	(4,810)	(158)	(5,342)	3,318	(5,709)	(939)	(3,330)
Net interest income	$2,028	$(4,586)	$(267)	$(2,825)	$22,966	$(6,903)	$(1,243)	$14,820

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which uses an economic forecast that includes the impact of the COVID-19 pandemic. For the year ended December 31, 2021, the provision for credit losses was $2.5 million, a decrease of $8.1 million, or 77%, compared to 2020. In 2020, along with the adoption of CECL, $4 million was added to allowance to accommodate anticipated losses from the pandemic. In 2021 when those losses became unrealized, the additional pandemic allowances were removed, as well as CECL performance requiring lower allowance for credit losses. Continued loan growth in future periods, an increase in charge-offs, or a decline in our current level of recoveries could result in an increase in provision expense. Additionally, with the adoption of ASC 326 in 2020, provision expense may become more volatile due to changes in CECL model assumptions of credit quality, economic conditions, and loan composition, which drive allowance for credit losses.

Net charge-offs for 2021 were $2.6 million as compared to $3.5 million for 2020 and $5.2 million for 2019. Non-accrual loans, excluding TDR's, decreased to $9.6 million at December 31, 2021 from $15.4 million at December 31, 2020. Loans past due 90 days and still on accrual decreased to $515 thousand compared to $2.3 million at December 31, 2020.

NON-INTEREST INCOME

Non-interest income of $42.1 million decreased $392 thousand from the $42.5 million earned in 2020. Non-interest income decreased due to a decrease in gains on sales of mortgage loans.

NON-INTEREST EXPENSES

Non-interest expenses increased to $117.4 million in 2021 from $112.8 million in 2020. The increase was mainly due to increased expenses from the acquisition of Hancock Bancorp, Inc.

INCOME TAXES

The Corporation's federal income tax provision was $12.6 million in 2021 compared to $11.7 million in 2020. The overall effective tax rate in 2021 of 19.2% increased as compared to a 2020 effective rate of 17.8%. The increase is primarily due to increase of general business tax credits benefits earned in 2020.

COMPARISON OF 2020 TO 2019

Net income for 2020 was $53.8 million or $3.93 per share compared to $48.9 million in 2019 or $3.80 per share. The increase in 2020 net income is primarily due to an increase in net interest income related to full year impact of acquisition. 2019 net income includes the results from the acquisition of HopFed, Inc.

Net interest income increased $14.6 million in 2020 compared to 2019. The provision for credit losses increased $5.8 million from $4.7 million in 2019 to $10.5 million in 2020. Non-interest expenses increased $8.4 million and non-interest income increased $4.0 million. The increase in non-interest expenses was largely due to the acquisition of HopFed, Inc.

The provision for income taxes decreased $492 thousand from 2019 to 2020 and the effective tax rate decreased to 17.8% in 2020 from 20.0% in 2019. The decrease is primarily due to increase of general business tax credits benefits earned in 2020.

COMPARISON AND DISCUSSION OF 2021 BALANCE SHEET TO 2020

The Corporation's total assets increased 13.5% or $614.6 million at December 31, 2021, from a year earlier. Available-for-sale securities increased $344.0 million at December 31, 2021, from the previous year. Loans, net increased by $204.3 million to $2.77 billion. Deposits increased $653.6 million while borrowings decreased by $12.6 million. Total shareholders' equity decreased $14.4 million to $582.6 million at December 31, 2021. In 2021 dividends paid by the Corporation totaled $1.06 per share. There were also 31,355 shares from the treasury with a value of $1.40 million that were contributed to the ESOP plan in 2021 compared to 39,029 shares with a value of $1.47 million in 2020.

Following is an analysis of the components of the Corporation's balance sheet.

SECURITIES

The Corporation's investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2021 the portfolio's balance increased by 33.7%. The average life of the portfolio increased from 3.8 years in 2020 to 5.0 years in 2021. The portfolio structure will continue to provide cash flows to be reinvested during 2022.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2021
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$12,784	2.37%	$28,466	1.84%	$42,881	3.96%	$678,295	2.15%	$762,426
Collateralized mortgage obligations (1)	3,449	2.17%	688	3.79%	7,516	2.15%	163,352	2.32%	175,005
States and political subdivisions	5,358	3.27%	34,438	2.97%	75,506	2.68%	303,422	2.57%	418,724
Other securities	3,477	1.40%	1,245	0.01%	498	0.01%	—	—%	5,220
Collateralized debt obligations	—	—%	—	—%	—	—%	3,359	—%	3,359
TOTAL	$25,068	2.40%	$64,837	2.42%	$126,401	3.07%	$1,148,428	2.28%	$1,364,734
 (1) Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2020
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$8,892	2.21%	$36,343	1.87%	$40,007	5.02%	$388,936	2.44%	$474,178
Collateralized mortgage obligations (1)	—	—%	3,728	5.19%	5,400	1.67%	205,032	2.42%	214,160
States and political subdivisions	4,414	3.17%	35,651	3.15%	57,755	3.06%	231,450	2.87%	329,270
Collateralized debt obligations	—	—%	—	—%	—	—%	3,136	—%	3,136
TOTAL	13,306	2.53%	75,722	2.64%	103,162	3.74%	828,554	2.55%	1,020,744
 (1) Distribution of maturities is based on the estimated life of the asset.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2021 are set forth in the following analyses.

(Dollar amounts in thousands)	2021	2020	2019	2018	2017
Loan Category
Commercial	$1,674,066	$1,521,711	$1,584,447	$1,166,352	$1,139,490
Residential	664,509	604,652	682,077	443,670	436,143
Consumer	474,026	479,750	386,006	341,041	327,976
TOTAL	$2,812,601	$2,606,113	$2,652,530	$1,951,063	$1,903,609

	Within	After One But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$535,632	$748,859	$389,575	$1,674,066
TOTAL
Residential				664,509
Consumer				474,026
TOTAL				$2,812,601
Loans maturing after one year with:
Fixed interest rates		$437,115	$346,566
Variable interest rates		311,744	43,009
TOTAL		$748,859	$389,575

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation's allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2021	2020	2019	2018	2017
Amount of loans outstanding at December 31,	$2,812,601	$2,606,113	$2,652,530	$1,951,063	$1,903,609
Average amount of loans by year	$2,602,344	$2,702,225	$2,270,313	$1,855,092	$1,792,609
Allowance for credit losses at beginning of year	$44,076	$19,943	$20,436	$19,909	$18,773
Loans charged off:
Commercial	2,158	1,097	2,616	1,122	1,572
Residential	812	944	1,050	841	761
Consumer	5,246	6,355	7,007	6,868	6,429
Total loans charged off	8,216	8,396	10,673	8,831	8,762
Recoveries of loans previously charged off:
Commercial	1,069	856	1,092	606	1,377
Residential	616	657	1,360	639	842
Consumer	3,884	3,404	3,028	2,345	2,384
Total recoveries	5,569	4,917	5,480	3,590	4,603
Net loans charged off	2,647	3,479	5,193	5,241	4,159
Provision charged to expense *	2,466	10,528	4,700	5,768	5,295
CECL adoption	—	17,084	—	—	—
PCD ACL on acquired loans	4,410	—	—	—	—
Balance at end of year	$48,305	$44,076	$19,943	$20,436	$19,909
Ratio of net charge-offs during period to average loans outstanding	0.10%	0.13%	0.23%	0.22%	0.25%

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

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans increased to 1.72% at year end 2021 compared to 1.69% at year end 2020. The increase is primarily due to the adoption of CECL. A portion of the increase was due to the requirement to include an allowance for credit losses on purchased loans that previously only required an allocation if there was a deterioration since acquisition date. The calculation of historical losses used in the allowance computation averages the net charge off activity and qualitative factors that supplement historical losses and consider internal and external factors, including reasonable and supportable forecasts, that influence management's expectations of loss in the portfolio. Non-performing loans of $14.9 million at December 31, 2021 decreased from $21.9 million at December 31, 2020. Management believes the allowance for credit losses balance at year end 2021 is reasonable based on their analysis of specific loans and the credit trends reflected within the loan portfolio.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019	2018	2017
Commercial	$18,883	$13,925	$8,945	$9,848	$10,281
Residential	18,316	19,142	1,302	1,313	1,455
Consumer	10,721	11,009	8,304	7,481	6,709
Unallocated	385	—	1,392	1,794	1,464
TOTAL ALLOWANCE FOR CREDIT LOSSES	$48,305	$44,076	$19,943	$20,436	$19,909

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation's policy to discontinue the accrual of interest on loans where, in management's opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans increased in 2021 and in 2020 due to the increased number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms. Additional information regarding restructured loans is available in the footnotes to the financial statements.

(Dollar amounts in thousands)	2021	2020	2019	2018	2017
Non-accrual loans	$9,590	$15,367	$9,535	$10,974	$13,245
Accruing restructured loans	3,897	3,052	3,318	3,702	3,280
Non-accrual restructured loans	902	1,154	876	1,104	3,754
Accruing loans past due over 90 days	515	2,324	1,610	798	1,403
	$14,904	$21,897	$15,339	$16,578	$21,682

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 324.11% at December 31, 2021, compared to 226.83% in 2020. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2021 and 2020:

(Dollar amounts in thousands)	2021		2020
Non-accrual loans:
Commercial loans	$4,991	52%	$9,704	63%
Residential loans	3,049	32%	4,355	28%
Consumer loans	1,550	16%	1,308	9%
	$9,590	100%	$15,367	100%
Past due 90 days or more:
Commercial loans	$14	3%	$—	—%
Residential loans	410	79%	1,962	84%
Consumer loans	91	18%	362	16%
	$515	100%	$2,324	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2021, 2020 and 2019.

	2021		2020		2019
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$717,764		$660,011		$292,445
Interest-bearing demand deposits	1,309,682	0.15%	1,061,745	0.27%	979,195	0.60%
Savings deposits	1,489,545	0.05%	1,221,005	0.12%	1,078,518	0.37%
Time deposits: $100,000 or more	214,976	1.36%	260,314	1.88%	139,416	1.82%
Other time deposits	305,909	0.81%	329,661	1.05%	307,756	1.08%
TOTAL	$4,037,876		$3,532,736		$2,797,330

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2021, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$40,254
Over 3 through 6 months	28,258
Over 6 through 12 months	67,474
Over 12 months	109,835
TOTAL	$245,821

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $15.9 million in 2021 compared to $5.9 million in 2020. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements ("Regulatory Matters"), the Corporation's subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2021.

First Financial Corporation's objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation's management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation's dividend payout ratio for 2021 and 2020 was 28.2% and 26.6%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation's estimated sensitivity profile as of December 31, 2021. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 5.09% over the next 12 months and increase 8.96% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 6.49% over the next 12 months and decrease 10.91% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-6.49%	-10.91%	-13.51%
Up 100	5.09%	8.96%	11.92%
Up 200	6.61%	13.62%	19.54%

Typical rate shock analysis does not reflect management's ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank's ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $25.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $164.5 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $30.0 million in securities to be called within the next 12 months.

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

Contractual Obligations: The following table presents, as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
	Note	One year	One year to	Three to	Over Five
(Dollar amounts in thousands)	Reference	or less	Three Years	Five Years	Years	Total
Deposits without a stated maturity		$3,859,753	$—	$—	$—	$3,859,753
Consumer certificates of deposit		326,173	191,871	31,681	91	549,816
Short-term borrowings	11	93,374	—	—	—	93,374
Other borrowings	12	—	15,937	—	—	15,937

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 16 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2021. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$823,422	$698,588	$124,834
Commercial letters of credit	7,042	7,042	—

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

Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2021, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework."

Crowe LLP (PCAOB ID: 173) , independent registered public accounting firm, has audited the Corporation's internal control over financial reporting as of December 31, 2021 and has issued a report dated March 9, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation
Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans
As discussed in Notes 1, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Provision for credit loss expense for the year ending December 31, 2021 was $2.4 million and the Allowance for Credit Losses at December 31, 2021 was $48.3 million.
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
The allowance for credit losses on loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the determination process. The principal considerations resulting in our determination included the following:
•Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
•Significant audit effort to test the relevance and reliability of the critical data used in the methodology.

The primary procedures performed to address this critical audit matter included:
•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, relevance and reliability of data used in the model, charge-off approval, information systems and model validation

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation
•Evaluating management’s judgments in the selection of the loss estimation model as well as the loan segmentation and historical loss periods used in the model
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•Testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness

  /s/ Crowe LLP
Crowe LLP

We have served as the Corporation's auditor since 1999.

Indianapolis, Indiana
March 9, 2022

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$682,807	$657,470
Federal funds sold	308	301
Securities available-for-sale	1,364,734	1,020,744
Loans, net of allowance for credit losses of $48,305 in 2021 and $44,076 in 2020	2,767,590	2,566,218
Restricted stock	16,200	14,812
Accrued interest receivable	16,946	16,957
Premises and equipment, net	69,522	62,063
Bank-owned life insurance	116,997	95,849
Goodwill	86,135	78,592
Other intangible assets	8,024	8,972
Other real estate owned	108	1,012
Other assets	45,728	37,530
TOTAL ASSETS	$5,175,099	$4,560,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$914,933	$732,694
Interest-bearing:
Certificates of deposit that meet or exceed the FDIC insurance limit	74,015	107,764
Other interest-bearing deposits	3,420,621	2,915,487
	4,409,569	3,755,945
Short-term borrowings	93,374	116,061
Other borrowings	15,937	5,859
Other liabilities	73,643	85,663
TOTAL LIABILITIES	4,592,523	3,963,528
Shareholders’ equity
Common stock, $.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,096,313 in 2021 and 16,075,154 in 2020
Outstanding shares-12,629,893 in 2021 and 13,558,511 in 2020	2,009	2,007
Additional paid-in capital	141,979	140,820
Retained earnings	559,139	521,103
Accumulated other comprehensive income (loss)	(2,426)	9,764
Less: Treasury shares at cost-3,466,420 in 2021 and 2,516,643 in 2020	(118,125)	(76,702)
TOTAL SHAREHOLDERS’ EQUITY	582,576	596,992
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,175,099	$4,560,520
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including related fees	$128,000	$137,241	$124,788
Securities:
Taxable	13,998	13,625	15,191
Tax-exempt	8,762	7,952	7,674
Other	1,438	1,667	1,468
TOTAL INTEREST AND DIVIDEND INCOME	152,198	160,485	149,121
INTEREST EXPENSE:
Deposits	8,158	12,801	15,711
Short-term borrowings	387	568	1,105
Other borrowings	252	770	653
TOTAL INTEREST EXPENSE	8,797	14,139	17,469
NET INTEREST INCOME	143,401	146,346	131,652
Provision for credit loss expense	2,466	10,528	4,700
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	140,935	135,818	126,952
NON-INTEREST INCOME:
Trust and financial services	5,255	5,423	5,036
Service charges and fees on deposit accounts	10,089	10,256	11,795
Other service charges and fees	18,212	15,644	14,012
Securities gain (loss), net	114	233	44
Insurance commissions	162	158	133
Gain on sale of mortgage loans	5,003	6,626	2,573
Other	3,249	4,136	4,859
TOTAL NON-INTEREST INCOME	42,084	42,476	38,452
NON-INTEREST EXPENSES:
Salaries and employee benefits	64,474	61,931	54,827
Occupancy expense	8,774	8,202	7,600
Equipment expense	10,174	10,568	8,244
Federal Deposit Insurance	1,294	316	693
Other	32,690	31,741	33,041
TOTAL NON-INTEREST EXPENSE	117,406	112,758	104,405
INCOME BEFORE INCOME TAXES	65,613	65,536	60,999
Provision for income taxes	12,626	11,692	12,127
NET INCOME	52,987	53,844	48,872
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(18,488)	19,269	20,998
Change in funded status of post-retirement benefits, net of taxes	6,298	(2,004)	(5,045)
COMPREHENSIVE INCOME	$40,797	$71,109	$64,825
EARNINGS PER SHARE:
BASIC AND DILUTED	$4.02	$3.93	$3.80
Weighted average number of shares outstanding (in thousands)	13,190	13,716	12,865
See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common	Additional	Retained	Accumulated Other Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2019	$1,824	$76,774	$456,716	$(23,454)	$(69,159)	$442,701
Net income	—	—	48,872	—	—	48,872
Other comprehensive income (loss)	—	—	—	15,953	—	15,953
Omnibus Equity Incentive Plan, net	3	798	—	—	—	801
Treasury stock purchases (7,866 shares)	—	—	—	—	(315)	(315)
Contribution of 28,470 shares to ESOP	—	422	—	—	829	1,251
Acquisition of HopFed, Inc. (1,423,143 shares)	178	61,700	—	—	—	61,878
Cash Dividends, $1.04 per share	—	—	(13,533)	—	—	(13,533)
Balance, December 31, 2019	2,005	139,694	492,055	(7,501)	(68,645)	557,608
Cumulative change in accounting principle (Note 1)	—	—	(10,483)	—	—	(10,483)
Balance, January 1, 2020	2,005	139,694	481,572	(7,501)	(68,645)	547,125
Net income	—	—	53,844	—	—	53,844
Other comprehensive income (loss)	—	—	—	17,265	—	17,265
Omnibus Equity Incentive Plan, net	2	818	—	—	—	820
Treasury stock purchases (242,031 shares)	—	—	—	—	(9,220)	(9,220)
Contribution of 39,029 shares to ESOP	—	308	—	—	1,163	1,471
Cash Dividends, $1.05 per share	—	—	(14,313)	—	—	(14,313)
Balance, December 31, 2020	2,007	140,820	521,103	9,764	(76,702)	596,992
Net income	—	—	52,987	—	—	52,987
Other comprehensive income (loss)	—	—	—	(12,190)	—	(12,190)
Omnibus Equity Incentive Plan, net	2	805	—	—	—	807
Treasury stock purchases (981,132 shares)	—	—	—	—	(42,471)	(42,471)
Contribution of 31,355 shares to ESOP	—	354	—	—	1,048	1,402
Cash Dividends, $1.16 per share	—	—	(14,951)	—	—	(14,951)
Balance, December 31, 2021	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands, except per share data)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,987	$53,844	$48,872
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization on securities	8,433	7,184	4,848
Provision for credit losses	2,466	10,528	4,700
Securities (gains) losses	(114)	(233)	(44)
Depreciation and amortization	6,154	6,092	4,826
Provision for deferred income taxes	(1,568)	(3,768)	(2,841)
Net change in accrued interest receivable	982	1,566	(903)
Contribution of shares to ESOP	1,402	1,471	1,251
Stock compensation expense	807	820	801
Gain on sale of mortgage loans	(5,003)	(6,626)	(2,573)
Loss (gain) on sales of other real estate	18	(761)	44
Origination of loans held for sale	(115,144)	(165,524)	(79,454)
Proceeds from loans held for sale	123,079	170,834	79,454
Other, net	(19,432)	1,998	(9,080)
NET CASH FROM OPERATING ACTIVITIES	55,067	77,425	49,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of securities available-for-sale	9,369	28,161	3,259
Calls, maturities and principal reductions on securities available-for-sale	262,209	260,631	181,763
Purchases of securities available-for-sale	(589,802)	(365,998)	(129,466)
Loans made to customers, net of payments	31,628	53,144	(47,169)
Net change in federal funds sold	10,463	7,199	(7,500)
Purchase of bank owned life insurance	(10,000)	—	—
Redemption of restricted stock	—	600	3,588
Purchase of restricted stock	(25)	(18)	(4,164)
Cash received (disbursed) from acquisitions	(28,312)	—	(32,830)
Sale of other real estate	929	3,941	756
Additions to premises and equipment	(3,835)	(3,908)	(1,103)
NET CASH FROM INVESTING ACTIVITIES	(317,376)	(16,248)	(32,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	367,985	481,728	104,113
Net change in short-term borrowings	(22,687)	35,942	(55,147)
Dividends paid	(14,181)	(14,273)	(12,648)
Purchases of treasury stock	(42,471)	(9,220)	(315)
Proceeds from other borrowings	—	16,700	217,000
Repayments on other borrowings	(1,000)	(42,010)	(217,000)
NET CASH FROM FINANCING ACTIVITIES	287,646	468,867	36,003

Continued

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,337	530,044	53,038
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	657,470	127,426	74,388
CASH AND DUE FROM BANKS, END OF YEAR	$682,807	$657,470	$127,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$9,144	$14,845	$16,339
Income Taxes	$15,025	$7,549	$9,595

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A. headquartered in Vigo County, Indiana, The Morris Plan Company of Terre Haute (Morris Plan), First Chanticleer Corporation, a property rental entity headquartered in Terre Haute, Indiana, JBMM, LLC, Heritage USA Title LLC, and Fort Webb LP, LLC, and FFB Risk Management Co., Inc., a captive insurance subsidiary headquartered in Las Vegas, Nevada. Inter-company transactions and balances have been eliminated. First Chanticleer Corporation was dissolved in December 2020.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2021, $910.1 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation's primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 78 branches in west-central Indiana, east-central Illinois, western Kentucky, and central Tennessee. First Financial Bank is the largest bank in Vigo County. It operates nine full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; one in Knox County, Indiana; two in Parke County, Indiana; one in Putnam County, Indiana; three in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; three in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; two in Coles County, Illinois; two in Crawford County, Illinois; one in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; two in McLean County, Illinois; one in Richland County, Illinois; six in Vermilion County, Illinois; one in Wayne County, Illinois; one in Breckinridge County, Kentucky; two in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Hancock County, Kentucky; two in Hopkins County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; two in Warren County, Kentucky; three in Cheatham County, Tennessee; one in Houston County, Tennessee; and three in Montgomery County, Tennessee. There are four loan production offices, one in Hamilton County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $43 thousand, $567 thousand and $458 thousand for the years ended December 31, 2021, 2020 and 2019 respectively.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future until maturity or pay-off are reported at the principal balance outstanding, net of unearned interest, purchase premiums and discounts, deferred loan fees and costs, and allowance for credit losses. Loans held for sale are reported at the lower of cost or fair value, on an aggregate basis. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term without anticipating prepayments. The recorded investment in loans includes accrued interest receivable and net deferred loan fees and costs. Interest income is not reported when full loan repayment is in doubt, typically when the loan is collateral dependent or payments are significantly past due. Past-due status is based on the contractual terms of the loan.

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

The Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), on December 31, 2020 with an effective date of January 1, 2020. As of the adoption date, the Corporation increased the allowance for credit losses for loan, by $20 million, since the ASU covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. As of January 1, 2020, the Corporation recorded a cumulative effect adjustment of $10.5 million to decrease retained earnings.

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

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $3.0 million at December 31, 2021, and $3.4 million at December 31, 2020.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected December 31 as the date to perform the annual impairment test. The Corporation engaged a third party to conduct an in-depth analysis of the Corporation as of October 31, 2021. The final results determined that there was no impairment of goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $117 thousand, $111 thousand and $109 thousand, resulting in a deferred compensation liability of $1.3 million at December 31, 2021 and $1.5 million at December 31, 2020. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2021, 2020 and 2019. There is a liability of $6.0 million and $6.8 million as of year-end 2021 and 2020. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2021, 2020 and 2019 was $2.3 million, $2.2 million and $1.9 million, respectively, and resulted in a liability of $1.8 million at December 31, 2021 and $1.4 million at December 31, 2020.

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

Recently Issued Not Yet Effective Accounting Pronouncements:

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	December 31, 2021 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$120,123	$—	$120,123
Mortgage-backed securities, residential	—	626,428	—	626,428
Mortgage-backed securities, commercial	—	15,671	—	15,671
Collateralized mortgage obligations	—	175,005	—	175,005
State and municipal obligations	—	378,203	1,895	380,098
Municipal taxable	—	38,626	—	38,626
U.S. Treasury	—	204	—	204
Collateralized debt obligations	—	—	3,359	3,359
Other securities	—	3,477	1,743	5,220
TOTAL	$—	$1,357,737	$6,997	$1,364,734
Derivative Assets		$1,030
Derivative Liabilities		(1,030)

	December 31, 2020 Fair Value Measurement Using
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Carrying Value
U.S. Government entity mortgage-backed securities	$—	$97,814	$—	$97,814
Mortgage-backed securities, residential	—	355,121	—	355,121
Mortgage-backed securities, commercial	—	18,490	—	18,490
Collateralized mortgage obligations	—	214,160	—	214,160
State and municipal obligations	—	304,236	1,895	306,131
Municipal taxable	—	23,139	—	23,139
U.S. Treasury	—	2,753	—	2,753
Collateralized debt obligations	—	—	3,136	3,136
TOTAL	$—	$1,015,713	$5,031	$1,020,744
Derivative Assets		$2,465
Derivative Liabilities		(2,465)
There were no transfers between Level 1 and Level 2 during 2021 and 2020.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2021 and 2020.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2021
	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,136	$—	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	223	—	223
Purchases	—	—	1,743	1,743
Settlements	—	—	—	—
Ending balance, December 31	$1,895	$3,359	$1,743	$6,997

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) December 31, 2020
	State and municipal obligations	Collateralized debt obligations	Total
Beginning balance, January 1	$2,565	$3,619	$6,184
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(483)	(483)
Transfers	—	—	—
Settlements	(670)	—	(670)
Ending balance, December 31	$1,895	$3,136	$5,031

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2021, 2020 or 2019.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2021 with a value of $108 thousand was reduced by zero for fair value adjustment. At December 31, 2021 other real estate owned was comprised of $68 thousand from commercial loans and $40 thousand from residential loans. Other real estate owned at December 31, 2020 with a value of $1.0 million was reduced zero for fair value adjustment. At December 31, 2020 other real estate owned was comprised of $846 thousand from commercial loans and $167 thousand from residential loans.

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

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2021 and 2020.

2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,359	Discounted cash flow	Discount rate	1.83%
Other securities	$1,743	Discounted cash flow	Discount rate	0.65%-1.40%
Collateral dependent loans	$12,839	Discounted cash flows	Discount rate for age of appraisal and market conditions	0.00%-50.00%

2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,136	Discounted cash flow	Discount rate	1.93%
Collateral dependent loans	$6,581	Sales comparison/income approach	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2021 and 2020. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$682,807	$24,901	$657,906	$—	$682,807
Securities available-for-sale	1,364,734	—	1,357,737	6,997	1,364,734
Restricted stock	16,200	n/a	n/a	n/a	n/a
Loans, net	2,767,590	—	—	2,682,257	2,682,257
Accrued interest receivable	16,946	—	4,709	12,237	16,946
Deposits	(4,409,569)	—	(4,418,117)	—	(4,418,117)
Short-term borrowings	(93,374)	—	(93,374)	—	(93,374)
Other borrowings	(15,937)	—	(16,483)	—	(16,483)
Accrued interest payable	(687)	—	(687)	—	(687)

	December 31, 2020
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$657,470	$25,645	$631,825	$—	$657,470
Securities available-for-sale	1,020,744	—	1,015,713	5,031	1,020,744
Restricted stock	14,812	n/a	n/a	n/a	n/a
Loans, net	2,563,242	—	—	2,560,683	2,560,683
Accrued interest receivable	16,957	—	3,521	13,436	16,957
Deposits	(3,755,945)	—	(3,763,358)	—	(3,763,358)
Short-term borrowings	(116,061)	—	(116,061)	—	(116,061)
Other borrowings	(5,859)	—	(6,297)	—	(6,297)
Accrued interest payable	(1,033)	—	(1,033)	—	(1,033)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was zero at December 31, 2021 and 2020.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2021
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$118,176	$2,688	$(741)	$120,123
Mortgage-backed securities, residential	628,920	4,387	(6,879)	626,428
Mortgage-backed securities, commercial	15,480	191	—	15,671
Collateralized mortgage obligations	175,501	1,272	(1,768)	175,005
State and municipal obligations	362,843	17,833	(578)	380,098
Municipal taxable	38,445	396	(215)	38,626
U.S. Treasury	205	—	(1)	204
Collateralized debt obligations	—	3,359	—	3,359
Other securities	5,220	—	—	5,220
TOTAL	$1,344,790	$30,126	$(10,182)	$1,364,734

	December 31, 2020
	Amortized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government entity mortgage-backed securities	$92,710	$5,105	$(1)	$97,814
Mortgage-backed securities, residential	346,606	8,794	(279)	355,121
Mortgage-backed securities, commercial	17,931	559	—	18,490
Collateralized mortgage obligations	209,556	4,761	(157)	214,160
State and municipal obligations	285,837	20,294	—	306,131
Municipal taxable	22,440	702	(3)	23,139
U.S. Treasury	2,750	3	—	2,753
Collateralized debt obligations	—	3,136	—	3,136
TOTAL	$977,830	$43,354	$(440)	$1,020,744

As of December 31, 2021, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders' equity.

Securities with a carrying value of approximately $814.7 million and $744.5 million at December 31, 2021 and 2020, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2021, 2020 and 2019, respectively.

(Dollar amounts in thousands)	2021	2020	2019
Proceeds	$12,886	$36,696	$11,210
Gross gains	274	290	55
Gross losses	(160)	(57)	(11)

Gains of $274 thousand and losses of $160 thousand in 2021 and gains of $290 thousand and losses of $57 thousand in 2020 and gains of $55 thousand and losses of $11 thousand in 2019 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2021 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$16,769	$16,956
Due after one but within five years	47,479	48,391
Due after five but within ten years	83,680	87,192
Due after ten years	376,961	395,091
	524,889	547,630
Mortgage-backed securities and collateralized mortgage obligations	819,901	817,104
TOTAL	$1,344,790	$1,364,734

The following tables show the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2021 and 2020.

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$48,939	$(739)	146	(2)	$49,085	$(741)
Mortgage-backed securities, residential	436,726	(5,281)	60,807	(1,598)	497,533	(6,879)
Collateralized mortgage obligations	73,530	(1,327)	12,505	(441)	86,035	(1,768)
State and municipal obligations	54,040	(578)	—	—	54,040	(578)
Municipal taxable	15,048	(195)	729	(20)	15,777	(215)
U.S. Treasury	204	(1)	—	—	204	(1)
Total temporarily impaired securities	$628,487	$(8,121)	$74,187	$(2,061)	$702,674	$(10,182)

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government entity mortgage-backed securities	$—	$—	$944	$(1)	$944	$(1)
Mortgage-backed securities, residential	76,962	(279)	—	—	76,962	(279)
Collateralized mortgage obligations	12,282	(108)	3,767	(49)	16,049	(157)
Municipal taxable	747	(3)	—	—	747	(3)
U.S. Treasury	250	—	—	—	250	—
Total temporarily impaired securities	$90,241	$(390)	$4,711	$(50)	$94,952	$(440)

The Corporation held 221 investment securities with an amortized cost greater than fair value as of December 31, 2021. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $10.2 million as of December 31, 2021 and $440 thousand as of December 31, 2020. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO's was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2021 which has been reduced to $3.4 million by $750 thousand of interest payments received, $3.0 million of cumulative credit loss charges recorded through earnings to date and increased by $3.4 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies.

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

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2021	2020	2019
Beginning balance, January 1,	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—
Ending balance, December 31,	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2021	2020
Commercial	$1,674,066	$1,521,711
Residential	664,509	604,652
Consumer	474,026	479,750
Total gross loans	2,812,601	2,606,113
Deferred costs, net	3,294	4,181
Allowance for credit losses	(48,305)	(44,076)
TOTAL	$2,767,590	$2,566,218

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2021 and 2020, loans held for sale were $4.2 million and $7.1 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2021, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to

$57.5 million at the beginning of the year. During 2021, advances of $57.5 million, repayments of $64.1 million, and additions for new directors of $0.0 million were made with respect to related party loans for an aggregate dollar amount outstanding of $50.9 million at December 31, 2021.

Loans serviced for others, which are not reported as assets, total $542.8 million and $490.4 million at year-end 2021 and 2020. Custodial escrow balances maintained in connection with serviced loans were $3.0 million and $3.0 million at year-end 2021 and 2020.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2021	2020	2019
Servicing rights:
Beginning of year	$1,601	$1,435	$1,431
Additions	1,094	956	579
Amortized to expense	(736)	(790)	(575)
End of year	$1,959	$1,601	$1,435

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.7 million and $2.4 million at year end 2021 and 2020. There was no valuation allowance in 2021 or 2020.

Fair value for 2021 was determined using a discount rate of 12.5%, prepayment speeds ranging from 185% to 453%, depending on the stratification of the specific right. Fair value at year end 2020 was determined using a discount rate of 12.5%, prepayment speeds ranging from 239% to 403%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.ACQUISITIONS:

On November 5, 2021, the Corporation completed its acquisition of Hancock Bancorp, Inc. and its banking subsidiary, Hancock Bank and Trust Company. Therefore, the results of Hancock Bancorp have been included in the results of operations beginning on November 5, 2021. Pursuant to the terms of the merger agreement, each issued and outstanding share of Hancock Bancorp, Inc. common stock, issued and outstanding, was converted into the right to receive $18.38 per share in cash. The aggregate value of the transaction was $31.36 million. Acquisition-related costs of $1.2 million are included in the Corporation's income statement for the year ended December 31, 2021.

Goodwill of $7.5 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

(Dollar amounts in thousands)	2021
Consideration
Cash consideration	$31,358

Fair value of total consideration transferred	$31,358

Assets acquired
Cash	$3,046
Investment securities available-for-sale	57,054
Federal funds sold	10,470
Bank owned life insurance	9,753
Federal Home Loan Bank stock	1,362
Loans	227,827
Premises and equipment	8,180
Core deposit intangibles	652
Other assets	4,567
Total assets acquired	322,911

Liabilities assumed
Deposits	286,098
FHLB advances	11,042
Other liabilities	1,956
Total liabilities assumed	299,096

Net identifiable assets	23,815

Goodwill	$7,543

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

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2020. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2021	2020

Net interest income	$150,806	$156,051
Net income	$53,714	$55,958
Basic and diluted earnings per share	$4.07	$4.08

The fair value of purchased financial assets with credit deterioration was $12.9 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $18.3 million. The Corporation estimates, on the date of acquisition, that $4.4 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2021, 2020 and 2019.

Allowance for Credit Losses:		December 31, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,925	$19,142	$11,009	$—	$44,076
PCD ACL on acquired loans	4,410	—	—		4,410
Provision for credit losses	1,637	(630)	1,074	385	2,466
Loans charged off	(2,158)	(812)	(5,246)	—	(8,216)
Recoveries	1,069	616	3,884	—	5,569
Ending Balance	$18,883	$18,316	$10,721	$385	$48,305

Allowance for Credit Losses:		December 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Impact of adopting ASC 326	6,843	9,515	2,118		17,084
Provision for credit losses	(1,622)	8,612	3,538	—	10,528
Loans charged off	(1,097)	(944)	(6,355)	—	(8,396)
Recoveries	856	657	3,404	—	4,917
Ending Balance	$13,925	$19,142	$11,009	$—	$44,076

Allowance for Credit Losses:		December 31, 2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$9,848	$1,313	$7,481	$1,794	$20,436
Provision for credit losses	621	(321)	4,802	(402)	4,700
Loans charged off	(2,616)	(1,050)	(7,007)	—	(10,673)
Recoveries	1,092	1,360	3,028	—	5,480
Ending Balance	$8,945	$1,302	$8,304	$1,392	$19,943

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2021
	Loans Past		Non-accrual
	Due Over 90 Day Still		With No Allowance
(Dollar amounts in thousands)	Accruing	Non-accrual	For Credit Loss
Commercial
Commercial & Industrial	$14	$1,950	$1,662
Farmland	—	15	—
Non Farm, Non Residential	—	2,911	2,898
Agriculture	—	111	—
All Other Commercial	—	4	—
Residential
First Liens	346	2,339	33
Home Equity	—	84	—
Junior Liens	89	294	—
Multifamily	—	225	—
All Other Residential	—	107	—
Consumer
Motor Vehicle	94	864	—
All Other Consumer	—	686	—
TOTAL	$543	$9,590	$4,593

	December 31, 2020
	Loans Past		Non-accrual
	Due Over 90 Day Still		With No Allowance
(Dollar amounts in thousands)	Accruing	Non-accrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$4,838	$1,080
Farmland	—	195	—
Non Farm, Non Residential	—	3,729	3,267
Agriculture	—	409	—
All Other Commercial	—	533	24
Residential
First Liens	1,746	2,604	86
Home Equity	88	30	—
Junior Liens	252	206	—
Multifamily	—	1,380	—
All Other Residential	—	135	—
Consumer
Motor Vehicle	372	754	—
All Other Consumer	—	554	—
TOTAL	$2,458	$15,367	$4,457

During the years ending December 31, 2021, 2020, and 2019 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR's.

				2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$—	$3,589	$617	$4,206
Added	407	491	402	1,300
Charged Off	—	(29)	(82)	(111)
Payments	—	(365)	(231)	(596)
December 31,	$407	$3,686	$706	$4,799

				2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$11	$3,485	$698	$4,194
Added	—	692	304	996
Charged Off	—	(6)	(158)	(164)
Payments	(11)	(582)	(227)	(820)
December 31,	$—	$3,589	$617	$4,206

				2019
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$145	$4,043	$618	$4,806
Added	—	195	375	570
Charged Off	—	(24)	(81)	(105)
Payments	(134)	(729)	(214)	(1,077)
December 31,	$11	$3,485	$698	$4,194

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2021, 2020 or 2019 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2021, 2020 and 2019 the Corporation modified 39, 42, and 45 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2021, 2020, or 2019.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2021, 2020, and 2019. The Corporation has not committed to lend additional amounts as of December 31, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of December 31, 2021, 1,225 loans totaling $253 million were modified, related to COVID-19, that were not considered troubled debt restructurings. As of December 31, 2020, 961 loans totaling $210 million have resumed normal scheduled payments. 204 remaining loans are still under a debt relief plan, which include 9 commercial loans totaling $36 million that have been provided additional payment relief since the initial payment relief plan. 1 loan totaling $17 thousand is under the original payment relief plan.

The following table presents the amortized cost basis of collateral dependent loans by class of loans:

	December 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$17,734	$720
Farmland	3,669	—
Non Farm, Non Residential	6,135	—
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	33	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	935	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$28,506	$720

	December 31, 2020
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,293	$2,221
Farmland	2,771
Non Farm, Non Residential	6,838
Agriculture	—	599
All Other Commercial	528	24
Residential
First Liens	86	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,380	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$14,896	$2,844

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

			Greater
December 31, 2021	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,132	$388	$1,614	$3,134	$693,949	$697,083
Farmland	57	—	—	57	141,189	141,246
Non Farm, Non Residential	62	—	—	62	361,174	361,236
Agriculture	90	42	89	221	141,682	141,903
All Other Commercial	390	—	—	390	340,076	340,466
Residential
First Liens	4,686	680	949	6,315	336,064	342,379
Home Equity	131	24	58	213	62,085	62,298
Junior Liens	179	120	283	582	50,048	50,630
Multifamily	342	146	—	488	178,849	179,337
All Other Residential	284	291	—	575	30,843	31,418
Consumer
Motor Vehicle	7,633	1,105	486	9,224	433,095	442,319
All Other Consumer	192	37	—	229	33,425	33,654
TOTAL	$15,178	$2,833	$3,479	$21,490	$2,802,479	$2,823,969

			Greater
December 31, 2020	30-59 Days	60-89 Days	than 90 days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$685	$746	$3,364	$4,795	$603,777	$608,572
Farmland	22	—	91	113	118,528	118,641
Non Farm, Non Residential	155	—	271	426	350,681	351,107
Agriculture	28	30	275	333	146,147	146,480
All Other Commercial	—	—	24	24	305,612	305,636
Residential
First Liens	5,506	1,866	2,365	9,737	314,730	324,467
Home Equity	260	29	104	393	60,362	60,755
Junior Liens	421	68	341	830	53,346	54,176
Multifamily	—	—	—	—	151,042	151,042
All Other Residential	—	50	—	50	15,918	15,968
Consumer
Motor Vehicle	6,975	1,294	560	8,829	441,283	450,112
All Other Consumer	164	19	13	196	31,401	31,597
TOTAL	$14,216	$4,102	$7,408	$25,726	$2,592,827	$2,618,553

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

The following tables present the recorded investment of the commercial loan portfolio by risk category:

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,588	$71,271	$80,668	$40,441	$37,739	$113,887	$111,594	$619,188
	Special Mention	7,561	393	1,841	5,375	263	4,523	7,482	27,438
	Substandard	4,521	896	348	5,148	2,325	7,934	2,648	23,820
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	21,134	1,610	959	466	189	140	—	24,498
	Subtotal	$196,804	$74,170	$83,816	$51,430	$40,516	$126,484	$121,724	$694,944

Farmland	Pass	$25,673	$12,060	$13,111	$13,246	$11,049	$49,158	$1,418	$125,715
	Special Mention	—	1,191	914	—	342	3,247	—	5,694
	Substandard	3,455	444	—	326	558	2,876	—	7,659
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	—	—	—
	Subtotal	$29,128	$13,695	$14,025	$13,572	$11,949	$55,281	$1,418	$139,068

Non Farm, Non Residential	Pass	$81,203	$37,971	$24,716	$32,775	$54,732	$97,241	$10,548	$339,186
	Special Mention	—	—	1,103	182	1,948	1,996	—	5,229
	Substandard	—	—	910	—	1,440	13,391	—	15,741
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	402	—	402
	Subtotal	$81,203	$37,971	$26,729	$32,957	$58,120	$113,030	$10,548	$360,558

Agriculture	Pass	$14,426	$10,386	$10,135	$2,585	$4,932	$15,755	$68,937	$127,156
	Special Mention	—	—	1,000	—	537	271	5,257	7,065
	Substandard	—	20	216	—	46	485	4,828	5,595
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	110	120	131	55	1	—	—	417
	Subtotal	$14,536	$10,526	$11,482	$2,640	$5,516	$16,511	$79,022	$140,233

Other Commercial	Pass	$77,821	$69,117	$33,231	$36,495	$53,479	$58,819	$3,488	$332,450
	Special Mention	—	—	—	—	—	6,106	—	6,106
	Substandard	72	—	25	475	—	9	—	581
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	89	—	—	37	—	—	—	126
	Subtotal	$77,982	$69,117	$33,256	$37,007	$53,479	$64,934	$3,488	$339,263

Residential
Multifamily >5 Residential	Pass	$37,244	$63,312	$16,037	$7,471	$5,370	$35,284	$1,434	$166,152
	Special Mention	—	—	—	—	—	10,282	—	10,282
	Substandard	—	—	—	—	—	958	—	958
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	1,149	—	—	—	44	384	—	1,577
	Subtotal	$38,393	$63,312	$16,037	$7,471	$5,414	$46,908	$1,434	$178,969

Total	Pass	$399,955	$264,117	$177,898	$133,013	$167,301	$370,144	$197,419	$1,709,847
	Special Mention	7,561	1,584	4,858	5,557	3,090	26,425	12,739	61,814
	Substandard	8,048	1,360	1,499	5,949	4,369	25,653	7,476	54,354
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	22,482	1,730	1,090	558	234	926	—	27,020
Total commercial loans		$438,046	$268,791	$185,345	$145,077	$174,994	$423,148	$217,634	$1,853,035

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$159,494	$77,253	$64,298	$41,806	$20,564	$103,598	$91,615	$558,628
	Special Mention	4,848	1,331	4,427	216	1,278	4,566	3,695	20,361
	Substandard	3,780	323	4,187	1,148	3,543	2,565	3,124	18,670
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	2,618	1,772	1,446	580	105	2,255	—	8,776
	Subtotal	$170,740	$80,679	$74,358	$43,750	$25,490	$112,984	$98,434	$606,435

Farmland	Pass	$10,010	$12,775	$12,149	$10,089	$15,863	$40,338	$1,386	$102,610
	Special Mention	988	947	—	230	1,900	2,656	—	6,721
	Substandard	1,718	2,303	—	716	1,628	826	—	7,191
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	—	—	—
	Subtotal	$12,716	$16,025	$12,149	$11,035	$19,391	$43,820	$1,386	$116,522

Non Farm, Non Residential	Pass	$39,914	$33,261	$38,111	$63,371	$49,511	$83,052	$4,092	$311,312
	Special Mention	—	998	—	305	9,982	6,811	—	18,096
	Substandard	—	1,188	—	4,310	7,484	7,028	—	20,010
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	682	—	682
	Subtotal	$39,914	$35,447	$38,111	$67,986	$66,977	$97,573	$4,092	$350,100

Agriculture	Pass	$13,336	$8,330	$3,485	$5,329	$3,732	$16,792	$67,052	$118,056
	Special Mention	—	1,483	1,203	664	5	428	7,611	11,394
	Substandard	—	3,834	18	223	2,435	1,988	5,926	14,424
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	159	216	110	6	13	—	—	504
	Subtotal	$13,495	$13,863	$4,816	$6,222	$6,185	$19,208	$80,589	$144,378

Other Commercial	Pass	$44,673	$57,200	$41,470	$61,442	$40,196	$50,325	$5,162	$300,468
	Special Mention	—	—	—	7	—	2,786	—	2,793
	Substandard	—	—	—	24	528	24	—	576
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	3	52	39	345	—	—	439
	Subtotal	$44,673	$57,203	$41,522	$61,512	$41,069	$53,135	$5,162	$304,276

Residential
Multifamily >5 Residential	Pass	$44,599	$9,892	$36,563	$19,749	$4,676	$21,704	$1,293	$138,476
	Special Mention	—	—	—	—	102	10,662	—	10,764
	Substandard	—	—	1,380	—	—	—	—	1,380
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	—	—	—	—	—	—	—	—
	Subtotal	$44,599	$9,892	$37,943	$19,749	$4,778	$32,366	$1,293	$150,620

Total	Pass	$312,026	$198,711	$196,076	$201,786	$134,542	$315,809	$170,600	$1,529,550
	Special Mention	5,836	4,759	5,630	1,422	13,267	27,909	11,306	70,129
	Substandard	5,498	7,648	5,585	6,421	15,618	12,431	9,050	62,251
	Doubtful	—	—	—	—	—	—	—	—
	Not Rated	2,777	1,991	1,608	625	463	2,937	—	10,401
Total commercial loans		$326,137	$213,109	$208,899	$210,254	$163,890	$359,086	$190,956	$1,672,331

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

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$86,224	$49,633	$22,262	$24,377	$26,437	$126,828	$3,061	$338,822
	Non-performing	—	—	35	69	160	2,421	—	2,685
	Subtotal	$86,224	$49,633	$22,297	$24,446	$26,597	$129,249	$3,061	$341,507

Home Equity	Performing	$757	$9	$152	$719	$62	$1,332	$59,059	$62,090
	Non-performing	—	25	—	—	3	57	—	85
	Subtotal	$757	$34	$152	$719	$65	$1,389	$59,059	$62,175

Junior Liens	Performing	$13,255	$10,189	$8,124	$7,888	$4,158	$5,554	$968	$50,136
	Non-performing	—	6	64	97	119	94	—	380
	Subtotal	$13,255	$10,195	$8,188	$7,985	$4,277	$5,648	$968	$50,516

Other Residential	Performing	$20,218	$6,665	$1,697	$662	$883	$1,092	$—	$31,217
	Non-performing	—	—	55	43	—	27	—	125
	Subtotal	$20,218	$6,665	$1,752	$705	$883	$1,119	$—	$31,342

Consumer
Motor Vehicle	Performing	$188,675	$155,156	$60,676	$23,367	$9,307	$2,384	$—	$439,565
	Non-performing	199	373	191	109	43	23	—	938
	Subtotal	$188,874	$155,529	$60,867	$23,476	$9,350	$2,407	$—	$440,503

Other Consumer	Performing	$14,924	$8,225	$3,119	$948	$304	$1,121	$4,194	$32,835
	Non-performing	342	181	107	35	18	3	2	688
	Subtotal	$15,266	$8,406	$3,226	$983	$322	$1,124	$4,196	$33,523

Total	Performing	$324,053	$229,877	$96,030	$57,961	$41,151	$138,311	$67,282	$954,665
	Non-performing	541	585	452	353	343	2,625	2	4,901
Total other loans		$324,594	$230,462	$96,482	$58,314	$41,494	$140,936	$67,284	$959,566

		December 31, 2020
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2020	2019	2018	2017	2016	Prior	Loans	Total
Residential
First Liens	Performing	$47,875	$33,737	$31,634	$36,426	$30,419	$135,456	$3,235	$318,782
	Non-performing	—	40	95	343	107	4,062	—	4,647
	Subtotal	$47,875	$33,777	$31,729	$36,769	$30,526	$139,518	$3,235	$323,429

Home Equity	Performing	$854	$135	$644	$20	$—	$1,525	$57,334	$60,512
	Non-performing	—	—	1	—	—	91	24	116
	Subtotal	$854	$135	$645	$20	$—	$1,616	$57,358	$60,628

Junior Liens	Performing	$13,125	$12,742	$11,139	$6,214	$3,948	$5,099	$1,333	$53,600
	Non-performing	—	129	48	198	9	66	—	450
	Subtotal	$13,125	$12,871	$11,187	$6,412	$3,957	$5,165	$1,333	$54,050

Other Residential	Performing	$9,773	$2,775	$1,372	$292	$178	$733	$651	$15,774
	Non-performing	—	62	50	—	—	39	—	151
	Subtotal	$9,773	$2,837	$1,422	$292	$178	$772	$651	$15,925

Consumer
Motor Vehicle	Performing	$245,839	$113,293	$51,649	$24,786	$10,026	$1,600	$—	$447,193
	Non-performing	318	355	257	127	36	11	—	1,104
	Subtotal	$246,157	$113,648	$51,906	$24,913	$10,062	$1,611	$—	$448,297

Other Consumer	Performing	$15,298	$7,328	$2,622	$724	$854	$703	$3,352	$30,881
	Non-performing	231	200	92	22	—	8	19	572
	Subtotal	$15,529	$7,528	$2,714	$746	$854	$711	$3,371	$31,453

Total	Performing	$332,764	$170,010	$99,060	$68,462	$45,425	$145,116	$65,905	$926,742
	Non-performing	549	786	543	690	152	4,277	43	7,040
Total other loans		$333,313	$170,796	$99,603	$69,152	$45,577	$149,393	$65,948	$933,782

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2021	2020
Land	$18,612	$17,574
Building and leasehold improvements	73,739	66,658
Furniture and equipment	44,839	42,167
	137,190	126,399
Less accumulated depreciation	(67,668)	(64,336)
TOTAL	$69,522	$62,063

Aggregate depreciation expense was $4.6 million, $4.4 million and $3.9 million for 2021, 2020 and 2019, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.4 million, $1.1 million, and $1.1 million for 2021, 2020, and 2019. Rent commitments, before considering renewal options that generally are present, were as follows:

2022	$922
2023	799
2024	530
2025	425
2026	260
Thereafter	838
$3,774
See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2021 and 2020. Management does not believe any amount of goodwill is impaired.

Goodwill was as follows at year-end:

	2021	2020	2019
Beginning of year	$78,592	$78,592	$34,355
Acquired goodwill	7,543	—	44,237
Impairment	—	—	—
End of year	$86,135	$78,592	$78,592

Intangible assets subject to amortization at December 31, 2021 and 2020 are as follows:

	2021		2020
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,205	$13,849	$21,205	$12,233
Acquired cored deposit intangible	652	(16)	—	—
	$21,857	$13,833	$21,205	$12,233

 Aggregate amortization expense was $1.6 million, $1.7 million and $923 thousand for 2021, 2020 and 2019, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2022	$1,311
2023	1,128
2024	888
2025	786
2026	679

10.DEPOSITS:

 Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2022	$326,173
2023	136,691
2024	55,180
2025	17,710
2026	13,971

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation's short-term borrowings at December 31, 2021 and 2020 is presented below:

(Dollar amounts in thousands)	2021	2020
Federal funds purchased	$3,275	$6,500
Repurchase-agreements	90,099	109,561
	$93,374	$116,061

(Dollar amounts in thousands)	2021	2020
Average amount outstanding	$99,810	$90,561
Maximum amount outstanding at a month end	117,337	116,061
Average interest rate during year	0.40%	0.63%
Interest rate at year-end	0.08%	0.11%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	December 31, 2021
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$83,576	$—	$5,816	$707	$90,099

	December 31, 2020
Repurchase Agreements and Repurchase to Maturity Transactions	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,335	$1,086	$21,342	$798	$109,561

12.OTHER BORROWINGS:

Other borrowings at December 31, 2020 and 2019 are summarized as follows:

(Dollar amounts in thousands)	2021	2020
FHLB advances	$15,937	$5,859
Junior subordinated debentures	—	—
TOTAL	$15,937	$5,859

The aggregate minimum annual retirements of other borrowings are as follows:

2022	$—
2023	6,933
2024	2,658
2025	5,929
2026	417
Thereafter	—
$15,937

At December 31, 2021 and 2020, other borrowings are summarized as follows: The Corporation's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $15.9 million of advances from the FHLB at December 31, 2021, and $5.9 million of advances at December 31, 2020, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.68% to 3.32% in 2021 and 0.25% to 0.39% during the year in 2020. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $58.5 million at December 31, 2021, and $97.1 million at December 31, 2020, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation's holdings of FHLB stock, the Corporation is eligible to borrow up to $232.2 million at year end 2021. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the years ended December 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2021	2020
Non-interest income
Service charges on deposits and debit card fee income	$24,700	$21,809
Asset management fees	5,255	4,838
Interchange income	438	344
Net gains on sales of loans (a)	5,003	6,626
Loan servicing fees (a)	1,849	1,715
Net gains on sales of securities (a)	114	233
Other service charges and fees (a)	1,163	1,888
Other (b)	3,562	5,023
Total non-interest income	$42,084	$42,476
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2021 and December 31, 2020, totaling $5 thousand and $942 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

14.INCOME TAXES:

 Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2021	2020	2019
Federal:
Currently payable	$7,978	$7,886	$7,118
Deferred	1,488	1,188	2,435
	9,466	9,074	9,553
State:
Currently payable	3,080	2,422	2,168
Deferred	80	196	406
	3,160	2,618	2,574
TOTAL	$12,626	$11,692	$12,127

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2021	2020	2019
Federal income taxes computed at the statutory rate	$13,779	$13,763	$12,810
Add (deduct) tax effect of:
Tax exempt income	(2,745)	(2,643)	(2,551)
ESOP dividend deduction	(101)	(98)	(115)
State tax, net of federal benefit	2,496	2,068	2,034
General business tax credits	(716)	(1,648)	(148)
Other, net	(87)	250	97
TOTAL	$12,626	$11,692	$12,127

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

(Dollar amounts in thousands)	2021	2020
Deferred tax assets:
Other than temporary impairment	$764	$753
Net unrealized losses on retirement plans	6,033	8,132
Loan loss provisions	12,476	12,150
Unfunded commitments	764	—
Deferred compensation	2,367	2,496
Compensated absences	739	623
Post-retirement benefits	1,284	1,286
Lease liability	1,597	1,450
Purchase accounting	1,333	1,060
Deferred loss on acquisition	—	—
Other	2,770	2,186
GROSS DEFERRED ASSETS	30,127	30,136
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(4,269)	(8,752)
Depreciation	(1,611)	(2,155)
Mortgage servicing rights	(515)	(390)
Pensions	(1,647)	(843)
Right-of-use asset	(1,591)	(1,446)
Intangibles	(5,717)	(5,458)
FHLB stock dividends	(32)	(111)
Other	(4,113)	(3,963)
GROSS DEFERRED LIABILITIES	(19,495)	(23,118)
NET DEFERRED TAX ASSETS	$10,632	$7,018

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2021	2020	2019
Balance at January 1	$867	$825	$922
Additions based on tax positions related to the current year	9	114	298
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(68)	(72)	(395)
Balance at December 31	$808	$867	$825

Of this total, $808 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2021, 2020 and 2019 was an expense increase of $21 thousand, an increase of $11 thousand, and an decrease of $9 thousand, respectively. The amount accrued for interest and penalties at December 31, 2021, 2020 and 2019 was $85 thousand, $64 thousand and $53 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana and Illinois. The Corporation is no longer subject to examination by taxing authorities for years before 2018.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2021	2020
Home Equity	$92,346	$88,672
Commercial Operating Lines	610,965	508,602
Other Commitments	120,111	119,108
TOTAL	$823,422	$716,382
Commercial letters of credit	$7,042	$3,601

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 3.25% to 6.00% in 2021. In 2020 this range of rates was from 3.25% to 6.00%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $32.9 million and $29.1 million at December 31, 2021 and 2020. The fair value of these contracts combined was zero, as gains offset losses. The gross losses associated with these interest rate swaps was $1.0 million and $2.5 million at December 31, 2021 and 2020.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation's Board of Directors. The Corporation made contributions to the defined benefit plan of $2.05 million, $4.44 million and $1.77 million in 2021, 2020 and 2019. The Corporation contributed $1.40 million, $1.47 million and $1.25 million to the ESOP in 2021, 2020 and 2019. There were contributions of $1.1 million, $1.2 million and $926 thousand to the ESOP for employees no longer participating in the defined benefit plan in 2021, 2020 and 2019 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2021	2020	2019
Service cost - benefits earned	$1,355	$1,300	$1,218
Interest cost on projected benefit obligation	2,632	3,116	3,465
Expected return on plan assets	(4,713)	(4,198)	(3,585)
Net amortization and deferral	2,072	1,968	1,558
Net periodic pension cost	1,346	2,186	2,656
Net loss (gain) during the period	(5,883)	3,188	6,362
Amortization of prior service cost	(1)	(1)	(1)
Amortization of unrecognized gain (loss)	(2,072)	(1,967)	(1,558)
Total recognized in other comprehensive (income) loss	(7,956)	1,220	4,803
Total recognized net periodic pension cost and other comprehensive income	$(6,610)	$3,406	$7,459

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation's retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$109,922	$102,791
Service cost	1,355	1,300
Interest cost	2,632	3,116
Actuarial (gain) loss	(2,943)	6,845
Benefits paid	(4,470)	(4,130)
Benefit obligation at December 31	106,496	109,922
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	82,437	73,962
Actual return on plan assets	7,654	7,856
Employer contributions	2,358	4,749
Benefits paid	(4,470)	(4,130)
Fair value of plan assets at December 31	87,979	82,437
Funded status at December 31 (plan assets less benefit obligation)	$(18,517)	$(27,485)

Amounts recognized in accumulated other comprehensive income at December 31, 2021 and 2020 consist of:

(Dollar amounts in thousands)	2021	2020
Net loss (gain)	$21,051	$29,006
Prior service cost (credit)	—	1
	$21,051	$29,007

The accumulated benefit obligation for the defined benefit pension plan was $102.4 million and $105.2 million at year-end
2021 and 2020.

Principal assumptions used to determine pension benefit obligation at year end:	2021	2020
Discount rate	2.83%	2.52%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2021	2020
Discount rate	2.52%	3.22%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan's target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation's pension plan weighted-average asset allocation for the years 2021 and 2020 by asset category are as follows:

	Pension Plan Target Allocation	ESOP Target Allocation	Pension Percentage of Plan Assets at December 31,		ESOP Percentage of Plan Assets at December 31,
ASSET CATEGORY	2021	2021	2021	2020	2021	2020
Equity securities	25-75%	95-99%	63%	63%	98%	99%
Debt securities	0-50%	0-0%	32%	31%	—%	—%
Other	0-20%	0-5%	5%	6%	2%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2021 and 2020, by asset category, is as follows:

		Fair Value Measurements at December 31, 2021 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$62,382	$62,382	$—	$—
Debt securities	10,102	—	10,102	—
Investment Funds	15,495	15,495	—	—
Total plan assets	$87,979	$77,877	$10,102	$—

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$55,235	$55,235	$—	$—
Debt securities	12,673	—	12,673	—
Investment Funds	14,529	14,529	—	—
Total plan assets	$82,437	$69,764	$12,673	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $18.1 million (21 percent of total plan assets) and $16.5 million (20 percent of total plan assets) at December 31, 2021 and 2020, respectively. In addition the ESOP for non plan participants holds an estimated $7.2 million and $5.5 million of First Financial Corporation stock at December 31, 2021 and December 31, 2020 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $250 thousand to its pension plan and $703 thousand to its ESOP in 2022.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2022	$5,889
2023	6,107
2024	6,293
2025	6,430
2026	6,663
2027-2031	34,497

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan's participants who are also participants in the Corporation's defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation's tax qualified defined benefit pension plan. Expenses related to the plan were $748 thousand in 2021 and $539 thousand in 2020 and $339 thousand in 2019.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2021	2020	2019
Net loss (gain) during the period	$54	$1,459	$1,357
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(441)	(246)	(75)
Total recognized in other comprehensive (income) loss	$(387)	$1,213	$1,282

The Corporation has $8.8 million and $8.4 million recognized in the balance sheet as a liability at December 31, 2021 and 2020. Amounts in accumulated other comprehensive income consist of $3.2 million net loss at December 31, 2021 and $3.6 million net loss at December 31, 2020.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2022	$—
2023	203
2024	399
2025	390
2026	380
2027-2031	3,104

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2021 and 2020 are as follows:

	December 31,
(Dollar amounts in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$4,147	$3,975
Service cost	43	38
Interest cost	103	125
Plan participants' contributions	34	75
Actuarial (gain) loss	(53)	238
Benefits paid	(259)	(304)
Benefit obligation at December 31	$4,015	$4,147
Funded status at December 31	$4,015	$4,147

Amounts recognized in accumulated other comprehensive income consist of a net loss of $212 thousand at December 31, 2021 and $266 thousand net loss at December 31, 2020. The post-retirement benefits paid in 2021 and 2020 of $259 thousand and $305 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2021	2020
Discount rate	2.83%	2.52%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2022	2021

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019
Service cost	$43	$38	$34
Interest cost	103	125	146
Amortization of net actuarial loss (gain)	—	—	(16)
Net periodic benefit cost	146	163	164
Net loss (gain) during the period	(53)	238	626
Amortization of prior service cost	—	—	16
Total recognized in other comprehensive income (loss)	(53)	238	642
Total recognized net periodic benefit cost and other comprehensive income	$93	$401	$806

Contributions — The Corporation expects to contribute $248 thousand to its other post-retirement benefit plan in 2022.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2022	$248
2023	253
2024	258
2025	253
2026	250
2027-2031	1,242

17.STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation's Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the "2011 Stock Incentive Plan") effective upon the approval of the Plan by the Corporation's shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock were reserved for issuance under the 2011 Stock Incentive Plan. A total of 205,760 shares of restricted common stock of the Corporation were granted under the 2011 Stock Incentive Plan. On April 21, 2021 at the Corporation's annual meeting of shareholders, the shareholders approved the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan ("2011 Amended Plan"). An aggregate of 400,000 shares of common stock are reserved for issuance under the 2011 Amended Plan. Shares issuable under the 2011 Amended Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2021 and 2020, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation's annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 21,159 shares of restricted common stock of the Corporation were granted under the 2011 Amended Plan. A total of 378,841 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $807 thousand, $820 thousand, and $799 thousand in 2021, 2020 and 2019, respectively.

		2021		2020
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	19,724	42.51	18,931	43.44
Granted during the year	20,016	41.81	19,688	42.50
Vested during the year	(19,105)	42.27	(18,895)	43.43
Forfeited during the year	(1,089)	42.51	—	—
Nonvested balance at December 31,	19,546	42.03	19,724	42.51

As of December 31, 2021 and 2020, there was $821 thousand and $838 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2021 and 2020 was $865 thousand and $734 thousand, respectively.

18.    OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2021 and 2020.

	Unrealized
	gains and	2021
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$34,162	$(24,398)	$9,764
Change in other comprehensive income before reclassification	(18,403)	4,744	(13,659)
Amounts reclassified from accumulated other comprehensive income	(85)	1,554	1,469
Net current period other comprehensive income (loss)	(18,488)	6,298	(12,190)
Ending balance, December 31	$15,674	$(18,100)	$(2,426)

	Unrealized
	gains and	2020
	Losses on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1	$14,893	$(22,394)	$(7,501)
Change in other comprehensive income before reclassification	19,444	(3,479)	15,965
Amounts reclassified from accumulated other comprehensive income	(175)	1,475	1,300
Net current period other comprehensive income (loss)	19,269	(2,004)	17,265
Ending balance, December 31	$34,162	$(24,398)	$9,764

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	12/31/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(18,655)	$13,155
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	167	2,519
Total unrealized gain (loss) on securities available-for-sale	$34,162	$(18,488)	$15,674
Unrealized loss on retirement plans	(24,398)	6,298	(18,100)
TOTAL	$9,764	$(12,190)	$(2,426)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2020	Change	12/31/2020
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$12,178	$19,632	$31,810
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,715	(363)	2,352
Total unrealized gain (loss) on securities available-for-sale	$14,893	$19,269	$34,162
Unrealized loss on retirement plans	(22,394)	(2,004)	(24,398)
TOTAL	$(7,501)	$17,265	$9,764

	Balance at December 31, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$114	Net securities gains (losses)
on available-for-sale	(29)	Income tax expense
securities	$85	Net of tax

Amortization of	$(2,072)	(a)
retirement plan items	518	Income tax expense
	$(1,554)	Net of tax
Total reclassifications for the period	$(1,469)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2020
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$233	Net securities gains (losses)
on available-for-sale	(58)	Income tax expense
securities	$175	Net of tax

Amortization of	$(1,967)	(a)
retirement plan items	492	Income tax expense
	$(1,475)	Net of tax
Total reclassifications for the period	$(1,300)	Net of tax

(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2019
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$44	Net securities gains (losses)
on available-for-sale	(11)	Income tax expense
securities	$33	Net of tax

Amortization of	$(1,558)	(a)
retirement plan items	390	Income tax expense
	$(1,168)	Net of tax
Total reclassifications for the period	$(1,135)	Net of tax
(a) Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2021, the Corporation had lease liabilities totaling $6,218,000 and right-of-use assets totaling $6,197,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2021, the weighted average remaining lease term for operating leases was 10.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.26%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Year Ended December 31, 2021
Operating lease cost	$1,235
Short-term lease cost	196
Variable lease cost	10
Total lease cost	$1,441

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	1,200
Right-of-use assets obtained in exchange for new operating lease liabilities	9,293

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

(Dollar amounts in thousands)	December 31, 2021
Twelve Months Ended December 31,
2022	$916
2023	858
2024	793
2025	751
2026	671
Thereafter	3,021
Total future minimum lease payments	7,010
Amounts representing interest	(792)
Present value of net future minimum lease payments	$6,218

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

Further, the Corporation's primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2021, approximately $8.4 million of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation with regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes, as of December 31, 2021 and 2020, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks' category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2021 and 2020.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2021	$533,599	15.63%	$358,575	10.500%	N/A	N/A
Corporation – 2020	$538,440	17.40%	$324,849	10.500%	N/A	N/A
First Financial Bank – 2021	487,416	14.78%	346,248	10.500%	329,760	10.00%
First Financial Bank – 2020	507,869	17.03%	313,075	10.500%	298,166	10.00%
Common equity tier I capital
Corporation – 2021	$490,842	14.37%	$239,050	7.000%	N/A	N/A
Corporation – 2020	$499,664	16.15%	$216,566	7.000%	N/A	N/A
First Financial Bank – 2021	446,189	13.53%	230,832	7.000%	214,344	6.50%
First Financial Bank – 2020	470,551	15.78%	208,716	7.000%	193,808	6.50%
Tier I risk-based capital
Corporation – 2021	$490,842	14.37%	$290,275	8.500%	N/A	N/A
Corporation – 2020	$499,664	16.15%	$262,973	8.500%	N/A	N/A
First Financial Bank – 2021	446,189	13.53%	280,296	8.500%	263,808	8.00%
First Financial Bank – 2020	470,551	15.78%	253,441	8.500%	238,533	8.00%
Tier I leverage capital
Corporation – 2021	$490,842	9.83%	$199,702	4.00%	N/A	N/A
Corporation – 2020	$499,664	11.24%	$177,781	4.00%	N/A	N/A
First Financial Bank – 2021	446,189	9.18%	194,405	4.00%	243,006	5.00%
First Financial Bank – 2020	470,551	10.90%	172,728	4.00%	215,910	5.00%

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

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2021 and 2020, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2021, are as follows:

CONDENSED BALANCE SHEETS
	December 31,
(Dollar amounts in thousands)	2021	2020
ASSETS
Cash deposits in affiliated banks	$13,844	$2,480
Investments in subsidiaries	571,986	597,888
Land and headquarters building, net	4,423	4,614
Other	7,518	6,000
Total Assets	$597,771	$610,982
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	7,952	7,182
Other liabilities	7,243	6,808
TOTAL LIABILITIES	15,195	13,990
Shareholders' Equity	582,576	596,992
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$597,771	$610,982

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019
Dividends from subsidiaries	$99,231	$31,069	$81,281
Other income	746	1,054	720
Interest on borrowings	—	(374)	(142)
Other operating expenses	(2,611)	(3,430)	(4,327)
Income before income taxes and equity in undistributed earnings of subsidiaries	97,366	28,319	77,532
Income tax benefit	681	801	908
Income before equity in undistributed earnings of subsidiaries	98,047	29,120	78,440
Equity in undistributed earnings of subsidiaries	(45,060)	24,724	(29,568)
Net income	$52,987	$53,844	$48,872

Comprehensive income	$40,797	$71,109	$64,825

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollar amounts in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,987	$53,844	$48,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	328	193
Equity in undistributed earnings	45,060	(24,724)	(29,568)
Contribution of shares to ESOP	1,402	1,471	1,251
Restricted stock compensation	807	820	801
Increase (decrease) in other liabilities	435	6,127	(2,150)
(Increase) decrease in other assets	(1,518)	(5,977)	1,187
NET CASH FROM OPERATING ACTIVITIES	99,364	31,889	20,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received (disbursed) from acquisitions	(31,348)	—	(6,571)
NET CASH FROM INVESTING ACTIVITIES	(31,348)	—	(6,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(10,310)	—
Purchase of treasury stock	(42,471)	(9,220)	(315)
Dividends paid	(14,181)	(14,273)	(12,648)
NET CASH FROM FINANCING ACTIVITES	(56,652)	(33,803)	(12,963)
NET (DECREASE) INCREASE IN CASH	11,364	(1,914)	1,052
CASH, BEGINNING OF YEAR	2,480	4,394	3,342
CASH, END OF YEAR	$13,844	$2,480	$4,394
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$375	$—
Income taxes	$15,025	$7,549	$9,595

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

Changes in Internal Controls Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
“Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” are included in Item 8 hereof and incorporated by reference.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2021 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2021 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2021 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining (1)
Equity compensation plans approved by security holders (2)	—	—	378,841
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	378,841
(1)Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)Includes the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan.
(3)The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2021 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2021 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Consolidated Balance Sheets—December 31, 2021 and 2020
Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows—Years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
(a) (2)     Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.
(a) (3) Listing of Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger among First Financial Corporation, HB Subsidiary, Inc. and Hancock Bancorp, Inc. dated as of August 10, 2021, incorporated by reference to Exhibit 2.1 of the Corporation's Form 8-K filed August 10, 2021.
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Amended and Restated Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed February 22, 2021.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 27, 2021.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2021, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed July 1, 2021.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.1 to the Corporation’s Form 8-K for the annual meeting filed April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
continued

Exhibit Number	Description
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 1, 2021.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2021, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 1, 2021.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2021, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 1, 2021.
10.16*	Separation and Release Agreement, dated December 9, 2021, among First Financial Corporation, First Financial Bank, N.A. and Karen L. Stinson-Milienu.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2021, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**
*Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
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

First Financial Corporation

Date:	March 9, 2022	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 9, 2022
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 9, 2022
Mark Blade, Director

/s/ W. Curtis Brighton	March 9, 2022
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 9, 2022
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 9, 2022
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 9, 2022
Gregory L. Gibson, Director

/s/ Susan M. Jensen	March 9, 2022
Susan M. Jensen, Director

/s/ William R. Krieble	March 9, 2022
William R. Krieble, Director

/s/ Norman D. Lowery	March 9, 2022
Norman D. Lowery, Chief Operations Officer & Director

/s/ Norman L. Lowery	March 9, 2022
Norman L. Lowery, Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Tina J. Maher	March 9, 2022
Tina J. Maher, Director

/s/ Thomas C. Martin	March 9, 2022
Thomas C. Martin, Director

/s/ James O. McDonald	March 9, 2022
James O. McDonald, Director

/s/ Paul J. Pierson II	March 9, 2022
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 9, 2022
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 9, 2022
Richard J. Shagley, Director

/s/ William J. Voges	March 9, 2022
William J. Voges, Director

EXHIBIT INDEX

Exhibit
Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.	The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2021, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

*Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.