Form 10-Q
period 2022-03-31
FIRST FINANCIAL CORP /IN/
filed 2022-05-04
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2022

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
Yes ☐ No ☑.

As of May 2, 2022, the registrant had outstanding 12,421,849 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$598,175	$682,807
Federal funds sold	736	308
Securities available-for-sale	1,359,483	1,364,734
Loans:
Commercial	1,701,507	1,674,066
Residential	635,264	664,509
Consumer	464,035	474,026
	2,800,806	2,812,601
(Less) plus:
Net deferred loan (fees)/costs	3,844	3,294
Allowance for credit losses	(40,516)	(48,305)
	2,764,134	2,767,590
Restricted stock	15,547	16,200
Accrued interest receivable	15,633	16,946
Premises and equipment, net	69,978	69,522
Bank-owned life insurance	117,354	116,997
Goodwill	86,135	86,135
Other intangible assets	7,680	8,024
Other real estate owned	236	108
Other assets	63,497	45,728
TOTAL ASSETS	$5,098,588	$5,175,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$893,375	$914,933
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	62,899	74,015
Other interest-bearing deposits	3,438,916	3,420,621
	4,395,190	4,409,569
Short-term borrowings	96,672	93,374
Other borrowings	15,924	15,937
Other liabilities	65,358	73,643
TOTAL LIABILITIES	4,573,144	4,592,523

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,114,992 in 2022 and 16,096,313 in 2021
Outstanding shares-12,435,309 in 2022 and 12,629,893 in 2021	2,010	2,009
Additional paid-in capital	142,185	141,979
Retained earnings	580,063	559,139
Accumulated other comprehensive income/(loss)	(71,025)	(2,426)
Less: Treasury shares at cost-3,679,683 in 2022 and 3,466,420 in 2021	(127,789)	(118,125)
TOTAL SHAREHOLDERS’ EQUITY	525,444	582,576
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,098,588	$5,175,099
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$32,357	$31,857
Securities:
Taxable	4,583	3,079
Tax-exempt	2,348	2,074
Other	365	346
TOTAL INTEREST INCOME	39,653	37,356
INTEREST EXPENSE:
Deposits	1,676	2,286
Short-term borrowings	82	98
Other borrowings	84	59
TOTAL INTEREST EXPENSE	1,842	2,443
NET INTEREST INCOME	37,811	34,913
Provision for credit losses	(6,550)	452
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	44,361	34,461
NON-INTEREST INCOME:
Trust and financial services	1,372	1,305
Service charges and fees on deposit accounts	6,654	5,594
Other service charges and fees	106	416
Securities gains (losses), net	5	(152)
Interchange income	118	84
Loan servicing fees	359	353
Gain on sales of mortgage loans	662	1,393
Other	4,462	301
TOTAL NON-INTEREST INCOME	13,738	9,294
NON-INTEREST EXPENSE:
Salaries and employee benefits	17,342	15,677
Occupancy expense	2,522	2,149
Equipment expense	2,907	2,578
FDIC Expense	428	298
Other	8,145	6,937
TOTAL NON-INTEREST EXPENSE	31,344	27,639
INCOME BEFORE INCOME TAXES	26,755	16,116
Provision for income taxes	5,831	3,239
NET INCOME	20,924	12,877
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(68,914)	(11,068)
Change in funded status of post retirement benefits, net of taxes	315	472
COMPREHENSIVE INCOME	$(47,675)	$2,281
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.67	$0.95
Weighted average number of shares outstanding (in thousands)	12,538	13,533
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
March 31, 2022, and 2021
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	12,877	—	—	12,877
Other comprehensive income (loss)	—	—	—	(10,596)	—	(10,596)
Omnibus Equity Incentive Plan	1	204	—	—	—	205
Treasury shares purchased (34,441 shares)	—	—	—	—	(1,366)	(1,366)
Balance, March 31, 2021	$2,008	$141,024	$533,980	$(832)	$(78,068)	$598,112

Balance, January 1, 2022	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
Net income	—	—	20,924	—	—	20,924
Other comprehensive income (loss)	—	—	—	(68,599)	—	(68,599)
Omnibus Equity Incentive Plan	1	206	—	—	—	207
Treasury shares purchased (213,263 shares)	—	—	—	—	(9,664)	(9,664)
Balance, March 31, 2022	$2,010	$142,185	$580,063	$(71,025)	$(127,789)	$525,444
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,924	$12,877
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,903	2,015
Provision for credit losses	(6,550)	452
Securities (gains) losses	(5)	152
Gain on sales of mortgage loans	(662)	(1,393)
(Gain) Loss on sale of other real estate	—	28
Restricted stock compensation	207	205
Depreciation and amortization	1,529	1,572
Other, net	3,199	(716)
NET CASH FROM OPERATING ACTIVITIES	20,545	15,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	4,913
Calls, maturities and principal reductions on securities available-for-sale	51,989	75,551
Purchases of securities available-for-sale	(138,610)	(172,833)
Loans made to customers, net of repayment	11,188	(35,178)
Redemption of restricted stock	1,605	—
Purchase of restricted stock	(952)	(13)
Proceeds from sales of other real estate owned	67	36
Net change in federal funds sold	(428)	(284)
Additions to premises and equipment	(1,641)	(1,660)
NET CASH FROM INVESTING ACTIVITIES	(76,782)	(129,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(14,055)	149,486
Net change in short-term borrowings	3,298	(17,286)
Maturities of other borrowings	(22)	—
Purchase of treasury stock	(9,664)	(1,366)
Dividends paid	(7,952)	(7,182)
NET CASH FROM FINANCING ACTIVITIES	(28,395)	123,652
NET CHANGE IN CASH AND CASH EQUIVALENTS	(84,632)	9,376
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	682,807	657,470
CASH AND DUE FROM BANKS, END OF PERIOD	$598,175	$666,846
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2022 and 2021 consolidated financial statements are unaudited. The December 31, 2021 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2021 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2021.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also included a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies implemented. Further, in response to the COVID-19 outbreak, the Federal Reserve Board implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

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

Recent declines in COVID-19 cases have resulted in most businesses reopening to capacity and a declining unemployment rate. Some supply chain issues persist contributing to inflation. COVID-19 continues to impact the Corporation's customers and still may result in adverse conditions on the Corporation's loans and investments.

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2022 and 2021, 18,679 and 21,159 shares were awarded, respectively. These shares had a grant date value of $847 thousand and $885 thousand for 2022 and 2021, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:	March 31, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(1,040)	(5,144)	(300)	(66)	(6,550)
Loans charged-off	(883)	(466)	(1,905)	—	(3,254)
Recoveries	340	529	1,146	—	2,015
Ending Balance	$17,300	$13,235	$9,662	$319	$40,516

Allowance for Credit Losses:	March 31, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,925	$19,142	$11,009	$—	$44,076
Provision for credit losses	(478)	(262)	1,028	164	452
Loans charged-off	(186)	(188)	(1,964)	—	(2,338)
Recoveries	478	147	985	—	1,610
Ending Balance	$13,739	$18,839	$11,058	$164	$43,800

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2022
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$4	$689	$352
Farmland	—	15	—
Non Farm, Non Residential	—	2,717	2,703
Agriculture	—	84	—
All Other Commercial	—	4	—
Residential
First Liens	279	2,036	18
Home Equity	—	66	—
Junior Liens	89	244	—
Multifamily	—	211	—
All Other Residential	—	101	—
Consumer
Motor Vehicle	362	863	—
All Other Consumer	13	682	—
TOTAL	$747	$7,712	$3,073

	December 31, 2021
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$14	$1,950	$1,662
Farmland	—	15	—
Non Farm, Non Residential	—	2,911	2,898
Agriculture	—	111	—
All Other Commercial	—	4	—
Residential
First Liens	346	2,339	33
Home Equity	—	84	—
Junior Liens	89	294	—
Multifamily	—	225	—
All Other Residential	—	107	—
Consumer
Motor Vehicle	94	864	—
All Other Consumer	—	686	—
TOTAL	$543	$9,590	$4,593

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$6,008	$546
Farmland	3,650
Non Farm, Non Residential	13,796
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	18	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	920	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$24,392	$546

	December 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$17,734	$720
Farmland	3,669
Non Farm, Non Residential	6,135
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	33	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	935	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$28,506	$720

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,086	$382	$227	$1,695	$705,981	$707,676
Farmland	94	205	—	299	134,430	134,729
Non Farm, Non Residential	48	—	—	48	386,785	386,833
Agriculture	—	—	49	49	114,251	114,300
All Other Commercial	162	—	—	162	364,273	364,435
Residential
First Liens	3,628	446	747	4,821	329,788	334,609
Home Equity	233	57	38	328	60,287	60,615
Junior Liens	301	110	200	611	51,008	51,619
Multifamily	386	—	—	386	161,473	161,859
All Other Residential	93	—	—	93	27,978	28,071
Consumer
Motor Vehicle	5,935	883	686	7,504	426,290	433,794
All Other Consumer	178	50	17	245	31,875	32,120
TOTAL	$12,144	$2,133	$1,964	$16,241	$2,794,419	$2,810,660

	December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,132	$388	$1,614	$3,134	$693,949	$697,083
Farmland	57	—	—	57	141,189	141,246
Non Farm, Non Residential	62	—	—	62	361,174	361,236
Agriculture	90	42	89	221	141,682	141,903
All Other Commercial	390	—	—	390	340,076	340,466
Residential
First Liens	4,686	680	949	6,315	336,064	342,379
Home Equity	131	24	58	213	62,085	62,298
Junior Liens	179	120	283	582	50,048	50,630
Multifamily	342	146	—	488	178,849	179,337
All Other Residential	284	291	—	575	30,843	31,418
Consumer
Motor Vehicle	7,633	1,105	486	9,224	433,095	442,319
All Other Consumer	192	37	—	229	33,425	33,654
TOTAL	$15,178	$2,833	$3,479	$21,490	$2,802,479	$2,823,969

During the three months ended March 31, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$407	$3,686	$706	$4,799
Added	—	27	68	95
Charged Off	—	—	—	—
Payments	—	(268)	(84)	(352)
March 31,	$407	$3,445	$690	$4,542

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	—	3,589	617	4,206
Added	—	378	48	426
Charged Off	—	—	(43)	(43)
Payments	—	(79)	(46)	(125)
March 31,	—	3,888	576	4,464

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2022 or 2021 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended March 31, 2022 and 2021 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2022 and 2021. The Corporation has not committed to lend additional amounts as of March 31, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three months ended March 31, 2022 and 2021 were of restructurings that had occurred in the previous 12 months.

    The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. From the inception of the CARES Act through March 31, 2022, 1,105 loans totaling $225 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 863 loans totaling $183 million have resumed normal scheduled payments. 184 remaining loans are still under a debt relief plan, which include 9 commercial loans totaling $35 million that have been provided additional payment relief since the initial payment relief plan. 1 loan totaling $16 thousand is under the original payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		March 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$54,640	$142,201	$67,137	$76,940	$34,752	$127,934	$146,245	$649,849
	Special Mention	3,098	4,603	356	1,750	2,192	4,576	722	$17,297
	Substandard	—	390	453	536	3,187	6,455	13,372	$24,393
	Doubtful	—	—	—	—	—	5	—	$5
	Not Rated	9,715	2,002	1,288	815	362	246	—	$14,428
	Subtotal	$67,453	$149,196	$69,234	$80,041	$40,493	$139,216	$160,339	$705,972

Farmland	Pass	$3,965	$24,146	$11,567	$11,594	$11,783	$56,064	$1,253	$120,372
	Special Mention	—	3,346	1,191	914	—	3,496	—	$8,947
	Substandard	—	—	—	—	426	3,346	—	$3,772
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	58	—	$58
	Subtotal	$3,965	$27,492	$12,758	$12,508	$12,209	$62,964	$1,253	$133,149

Non Farm, Non Residential	Pass	$29,516	$86,348	$32,771	$22,486	$32,792	$144,708	$10,382	$359,003
	Special Mention	—	—	—	1,089	180	3,876	—	$5,145
	Substandard	—	1,766	—	537	2,434	16,835	—	$21,572
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	425	—	$425
	Subtotal	$29,516	$88,114	$32,771	$24,112	$35,406	$165,844	$10,382	$386,145

Agriculture	Pass	$1,280	$11,482	$9,663	$9,697	$2,357	$20,269	$47,047	$101,795
	Special Mention	—	—	—	1,000	—	803	6,495	$8,298
	Substandard	89	—	10	137	—	449	1,593	$2,278
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	38	105	93	101	35	—	—	$372
	Subtotal	$1,407	$11,587	$9,766	$10,935	$2,392	$21,521	$55,135	$112,743

Other Commercial	Pass	$12,561	$93,145	$75,132	$21,401	$36,150	$114,794	$3,028	$356,211
	Special Mention	—	—	—	—	—	5,978	—	$5,978
	Substandard	—	68	—	20	468	9	—	$565
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	87	—	—	35	622	—	$744
	Subtotal	$12,561	$93,300	$75,132	$21,421	$36,653	$121,403	$3,028	$363,498

Residential
Multifamily >5 Residential	Pass	$7,261	$39,771	$46,791	$12,371	$6,698	$37,737	$2,046	$152,675
	Special Mention	—	—	—	—	—	6,478	—	$6,478
	Substandard	—	—	—	—	—	933	—	$933
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	1,143	—	—	—	272	—	$1,415
	Subtotal	$7,261	$40,914	$46,791	$12,371	$6,698	$45,420	$2,046	$161,501

Total	Pass	$109,223	$397,093	$243,061	$154,489	$124,532	$501,506	$210,001	$1,739,905
	Special Mention	3,098	7,949	1,547	4,753	2,372	25,207	7,217	$52,143
	Substandard	89	2,224	463	1,230	6,515	28,027	14,965	$53,513
	Doubtful	—	—	—	—	—	5	—	$5
	Not Rated	9,753	3,337	1,381	916	432	1,623	—	$17,442
Total commercial loans		$122,163	$410,603	$246,452	$161,388	$133,851	$556,368	$232,183	$1,863,008

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,588	$71,271	$80,668	$40,441	$37,739	$113,887	$111,594	$619,188
	Special Mention	7,561	393	1,841	5,375	263	4,523	7,482	$27,438
	Substandard	4,521	896	348	5,148	2,325	7,934	2,648	$23,820
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	21,134	1,610	959	466	189	140	—	$24,498
	Subtotal	$196,804	$74,170	$83,816	$51,430	$40,516	$126,484	$121,724	$694,944

Farmland	Pass	$25,673	$12,060	$13,111	$13,246	$11,049	$49,158	$1,418	$125,715
	Special Mention	—	1,191	914	—	342	3,247	—	$5,694
	Substandard	3,455	444	—	326	558	2,876	—	$7,659
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$29,128	$13,695	$14,025	$13,572	$11,949	$55,281	$1,418	$139,068

Non Farm, Non Residential	Pass	$81,203	$37,971	$24,716	$32,775	$54,732	$97,241	$10,548	$339,186
	Special Mention	—	—	1,103	182	1,948	1,996	—	$5,229
	Substandard	—	—	910	—	1,440	13,391	—	$15,741
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	402	—	$402
	Subtotal	$81,203	$37,971	$26,729	$32,957	$58,120	$113,030	$10,548	$360,558

Agriculture	Pass	$14,426	$10,386	$10,135	$2,585	$4,932	$15,755	$68,937	$127,156
	Special Mention	—	—	1,000	—	537	271	5,257	$7,065
	Substandard	—	20	216	—	46	485	4,828	$5,595
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	110	120	131	55	1	—	—	$417
	Subtotal	$14,536	$10,526	$11,482	$2,640	$5,516	$16,511	$79,022	$140,233

Other Commercial	Pass	$77,821	$69,117	$33,231	$36,495	$53,479	$58,819	$3,488	$332,450
	Special Mention	—	—	—	—	—	6,106	—	$6,106
	Substandard	72	—	25	475	—	9	—	$581
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	89	—	—	37	—	—	—	$126
	Subtotal	$77,982	$69,117	$33,256	$37,007	$53,479	$64,934	$3,488	$339,263

Residential
Multifamily >5 Residential	Pass	$37,244	$63,312	$16,037	$7,471	$5,370	$35,284	$1,434	$166,152
	Special Mention	—	—	—	—	—	10,282	—	$10,282
	Substandard	—	—	—	—	—	958	—	$958
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	1,149	—	—	—	44	384	—	$1,577
	Subtotal	$38,393	$63,312	$16,037	$7,471	$5,414	$46,908	$1,434	$178,969

Total	Pass	$399,955	$264,117	$177,898	$133,013	$167,301	$370,144	$197,419	$1,709,847
	Special Mention	7,561	1,584	4,858	5,557	3,090	26,425	12,739	$61,814
	Substandard	8,048	1,360	1,499	5,949	4,369	25,653	7,476	$54,354
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	22,482	1,730	1,090	558	234	926	—	$27,020
Total commercial loans		$438,046	$268,791	$185,345	$145,077	$174,994	$423,148	$217,634	$1,853,035

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

		March 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$14,671	$82,001	$46,694	$20,505	$22,331	$142,807	$2,432	$331,441
	Non-performing	—	—	—	34	67	2,218	—	$2,319
	Subtotal	$14,671	$82,001	$46,694	$20,539	$22,398	$145,025	$2,432	$333,760

Home Equity	Performing	$1,191	$481	$65	$128	$711	$1,311	$56,549	$60,436
	Non-performing	—	—	24	—	—	42	—	$66
	Subtotal	$1,191	$481	$89	$128	$711	$1,353	$56,549	$60,502

Junior Liens	Performing	$4,469	$12,836	$9,292	$7,590	$7,049	$8,828	$1,115	$51,179
	Non-performing	—	—	—	25	119	186	—	$330
	Subtotal	$4,469	$12,836	$9,292	$7,615	$7,168	$9,014	$1,115	$51,509

Other Residential	Performing	$553	$17,731	$5,533	$1,474	$640	$1,942	$0	$27,873
	Non-performing	—	—	—	54	41	24	—	$119
	Subtotal	$553	$17,731	$5,533	$1,528	$681	$1,966	$0	$27,992

Consumer
Motor Vehicle	Performing	$48,190	$170,684	$134,583	$50,638	$18,668	$8,085	$—	$430,848
	Non-performing	—	259	613	176	91	53	—	$1,192
	Subtotal	$48,190	$170,943	$135,196	$50,814	$18,759	$8,138	$—	$432,040

Other Consumer	Performing	$2,941	$12,991	$6,934	$2,448	$794	$1,161	$4,023	$31,292
	Non-performing	21	323	220	85	29	20	5	$703
	Subtotal	$2,962	$13,314	$7,154	$2,533	$823	$1,181	$4,028	$31,995

Total	Performing	$72,015	$296,724	$203,101	$82,783	$50,193	$164,134	$64,119	$933,069
	Non-performing	21	582	857	374	347	2,543	5	$4,729
Total other loans		$72,036	$297,306	$203,958	$83,157	$50,540	$166,677	$64,124	$937,798

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$86,224	$49,633	$22,262	$24,377	$26,437	$126,828	$3,061	$338,822
	Non-performing	—	—	35	69	160	2,421	—	$2,685
	Subtotal	$86,224	$49,633	$22,297	$24,446	$26,597	$129,249	$3,061	$341,507

Home Equity	Performing	$757	$9	$152	$719	$62	$1,332	$59,059	$62,090
	Non-performing	—	25	—	—	3	57	—	$85
	Subtotal	$757	$34	$152	$719	$65	$1,389	$59,059	$62,175

Junior Liens	Performing	$13,255	$10,189	$8,124	$7,888	$4,158	$5,554	$968	$50,136
	Non-performing	—	6	64	97	119	94	—	$380
	Subtotal	$13,255	$10,195	$8,188	$7,985	$4,277	$5,648	$968	$50,516

Other Residential	Performing	$20,218	$6,665	$1,697	$662	$883	$1,092	$0	$31,217
	Non-performing	—	—	55	43	—	27	—	$125
	Subtotal	$20,218	$6,665	$1,752	$705	$883	$1,119	$0	$31,342

Consumer
Motor Vehicle	Performing	$188,675	$155,156	$60,676	$23,367	$9,307	$2,384	$—	$439,565
	Non-performing	199	373	191	109	43	23	—	$938
	Subtotal	$188,874	$155,529	$60,867	$23,476	$9,350	$2,407	$—	$440,503

Other Consumer	Performing	$14,924	$8,225	$3,119	$948	$304	$1,121	$4,194	$32,835
	Non-performing	342	181	107	35	18	3	2	$688
	Subtotal	$15,266	$8,406	$3,226	$983	$322	$1,124	$4,196	$33,523

Total	Performing	$324,053	$229,877	$96,030	$57,961	$41,151	$138,311	$67,282	$954,665
	Non-performing	541	585	452	353	343	2,625	2	$4,901
Total other loans		$324,594	$230,462	$96,482	$58,314	$41,494	$140,936	$67,284	$959,566

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2022
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$116,581	$343	$(4,522)	$112,402
Mortgage Backed Securities - residential	668,331	398	(45,062)	623,667
Mortgage Backed Securities - commercial	11,490	8	(54)	11,444
Collateralized mortgage obligations	211,507	24	(9,555)	201,976
State and municipal obligations	377,351	5,208	(17,604)	364,955
Municipal taxable	38,440	34	(2,777)	35,697
U.S. Treasury	2,083	—	(7)	2,076
Collateralized debt obligations	—	3,531	—	3,531
Other securities	3,735	—	—	3,735
TOTAL	$1,429,518	$9,546	$(79,581)	$1,359,483

	December 31, 2021
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$118,176	$2,688	$(741)	$120,123
Mortgage Backed Securities-residential	628,920	4,387	(6,879)	626,428
Mortgage Backed Securities-commercial	15,480	191	—	15,671
Collateralized mortgage obligations	175,501	1,272	(1,768)	175,005
State and municipal obligations	362,843	17,833	(578)	380,098
Municipal taxable	38,445	396	(215)	38,626
U.S. Treasury	205	—	(1)	204
Collateralized debt obligations	—	3,359	—	3,359
Other securities	5,220	—	—	5,220
TOTAL	$1,344,790	$30,126	$(10,182)	$1,364,734

Contractual maturities of debt securities at March 31, 2022 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$17,169	$17,253
Due after one but within five years	47,121	46,898
Due after five but within ten years	82,626	81,719
Due after ten years	391,274	376,526
	538,190	522,396
Mortgage-backed securities and collateralized mortgage obligations	891,328	837,087
TOTAL	$1,429,518	$1,359,483

There were $5 thousand in gross gains and zero in losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2022. For the three months ended March 31, 2021 there were $5 thousand in gross gains and $157 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$80,851	$(4,056)	$4,387	$(466)	$85,238	$(4,522)
Mortgage Backed Securities - Residential	420,840	(27,386)	174,550	(17,676)	595,390	(45,062)
Mortgage Backed Securities - Commercial	5,206	(54)	—	—	5,206	(54)
Collateralized mortgage obligations	158,532	(7,536)	21,506	(2,019)	180,038	(9,555)
State and municipal obligations	167,005	(16,557)	5,557	(1,047)	172,562	(17,604)
Municipal taxable	31,454	(2,439)	2,710	(338)	34,164	(2,777)
U.S. Treasury	2,076	(7)	—	—	2,076	(7)
Total temporarily impaired securities	$865,964	$(58,035)	$208,710	$(21,546)	$1,074,674	$(79,581)

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$48,939	$(739)	$146	$(2)	$49,085	$(741)
Mortgage Backed Securities - Residential	436,726	(5,281)	60,807	(1,598)	497,533	(6,879)
Collateralized mortgage obligations	73,530	(1,327)	12,505	(441)	86,035	(1,768)
State and municipal obligations	54,040	(578)	—	—	54,040	(578)
Municipal taxable	15,048	(195)	729	(20)	15,777	(215)
U.S. Treasury	204	(1)	—	—	204	(1)
Total temporarily impaired securities	$628,487	$(8,121)	$74,187	$(2,061)	$702,674	$(10,182)

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

Gross unrealized losses on investment securities were $79.6 million as of March 31, 2022 and $10.2 million as of December 31, 2021. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2022	2021
Beginning balance	$2,974	$2,974
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	March 31, 2022
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$112,402	$—	$112,402
Mortgage Backed Securities-residential	—	623,667	—	623,667
Mortgage Backed Securities-commercial	—	11,444	—	11,444
Collateralized mortgage obligations	—	201,976	—	201,976
State and municipal	—	363,410	1,545	364,955
Municipal taxable	—	35,697	—	35,697
U.S. Treasury	—	2,076	—	2,076
Collateralized debt obligations	—	—	3,531	3,531
Other securities	—	1,992	1,743	3,735
TOTAL	$—	$1,352,664	$6,819	$1,359,483
Derivative Assets		884
Derivative Liabilities		(884)

	December 31, 2021
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$120,123	$—	$120,123
Mortgage Backed Securities-residential	—	626,428	—	626,428
Mortgage Backed Securities-commercial	—	15,671	—	15,671
Collateralized mortgage obligations	—	175,005	—	175,005
State and municipal	—	378,203	1,895	380,098
Municipal taxable	—	38,626	—	38,626
U.S. Treasury	—	204	—	204
Collateralized debt obligations	—	—	3,359	3,359
Other securities	—	3,477	1,743	5,220
TOTAL	$—	$1,357,737	$6,997	$1,364,734
Derivative Assets		1,030
Derivative Liabilities		(1,030)

There were no transfers between Level 1 and Level 2 during 2022 and 2021.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and the year ended December 31, 2021.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2022
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,359	$1,743	$6,997
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	172	—	172
Transfers	—	—	—	—
Settlements	(350)	—	—	(350)
Ending balance, March 31	$1,545	$3,531	$1,743	$6,819

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,136	$—	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	223	—	223
Purchases	—	—	1,743	1,743
Settlements	—	—	—	—
Ending balance, December 31	$1,895	$3,359	$1,743	$6,997

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$3,531	Discounted cash flow	Discount rate	1.83%
Other securities	$1,743	Discounted cash flow	Discount rate	0.65%-1.40%
Collateral dependent loans	$10,964	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,359	Discounted cash flow	Discount rate	1.83%
Other securities	$1,743	Discounted cash flow	Discount rate	0.65%-1.40%
Collateral dependent loans	12,839	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The carrying amounts and estimated fair value of financial instruments at March 31, 2022 and December 31, 2021, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$598,175	$25,661	$572,514	$—	$598,175
Federal funds sold	736	—	736	—	736
Securities available-for-sale	1,359,483	—	1,352,664	6,819	1,359,483
Restricted stock	15,547	n/a	n/a	n/a	n/a
Loans, net	2,764,134	—	—	2,641,346	2,641,346
Accrued interest receivable	15,633	—	6,019	9,614	15,633
Deposits	(4,395,190)	—	(4,403,416)	—	(4,403,416)
Short-term borrowings	(96,672)	—	(96,672)	—	(96,672)
Other borrowings	(15,924)	—	(15,920)	—	(15,920)
Accrued interest payable	(605)	—	(605)	—	(605)

	December 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$682,807	$24,901	$657,906	$—	$682,807
Federal funds sold	308	—	308	—	308
Securities available-for-sale	1,364,734	—	1,357,737	6,997	1,364,734
Restricted stock	16,200	n/a	n/a	n/a	n/a
Loans, net	2,767,590	—	—	2,682,257	2,682,257
Accrued interest receivable	16,946	—	4,709	12,237	16,946
Deposits	(4,409,569)	—	(4,418,117)	—	(4,418,117)
Short-term borrowings	(93,374)	—	(93,374)	—	(93,374)
Other borrowings	(15,937)	—	(16,483)	—	(16,483)
Accrued interest payable	(687)	—	(687)	—	(687)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	March 31, 2022	December 31, 2021
Federal Funds Purchased	$4,800	$3,275
Repurchase Agreements	91,872	90,099
	$96,672	$93,374

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	March 31, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$86,007	$—	$415	$5,450	$91,872

	December 31, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$83,576	$—	$5,816	$707	$90,099

6.Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
(Dollar amounts in thousands)	Pension Benefits		Post-Retirement Health Benefits
	2022	2021	2022	2021
Service cost	$297	$339	$8	$11
Interest cost	706	658	28	26
Expected return on plan assets	(1,227)	(1,178)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	315	518	—	—
Net Periodic Benefit Cost	$91	$337	$36	$37

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $250 thousand and $703 thousand respectively to its Pension Plan and ESOP and $248 thousand to the Post Retirement Health Benefits Plan in 2022. Contributions of $32 thousand have been made to the Pension Plan thus far in 2022. Contributions of $57 thousand have been made through the first three months of 2022 for the Post Retirement Health Benefits plan. No contributions have been made in 2022 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2022 and 2021 there has been $849 thousand and $552 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

7.New accounting standards

Recent Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation has discontinued originating LIBOR based loans and has a plan in place to transition all LIBOR indexed loans to term SOFR.

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three months ended March 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2022		2021
Non-interest income
Service charges on deposits and debit card fee income	$6,654		$5,594
Asset management fees	1,372		1,305
Interchange income	118		84
Net gains on sales of loans (a)	662		1,393
Loan servicing fees (a)	359		353
Net gains/(losses) on sales of securities (a)	5		(152)
Other service charges and fees (a)	106		416
Other (b)	4,462	(c)	301
Total non-interest income	$13,738		$9,294
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2022 and March 31, 2021, totaling $68 thousand and zero , respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
(c) Legal settlement totaling $4 million received in first quarter 2022.

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

10.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2022 and 2021.

	Unrealized
	gains and	2022
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(68,910)	—	(68,910)
Amounts reclassified from accumulated other comprehensive income	(4)	315	311
Net current period other comprehensive income (loss)	(68,914)	315	(68,599)
Ending balance, March 31,	$(53,240)	$(17,785)	$(71,025)

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(11,182)	—	(11,182)
Amounts reclassified from accumulated other comprehensive income	114	472	586
Net current period other comprehensive income (loss)	(11,068)	472	(10,596)
Ending balance, March 31,	$23,094	$(23,926)	$(832)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	3/31/2022
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$13,155	$(69,043)	$(55,888)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,519	129	2,648
Total unrealized loss on securities available-for-sale	$15,674	$(68,914)	$(53,240)
Unrealized gain (loss) on retirement plans	(18,100)	315	(17,785)
TOTAL	$(2,426)	$(68,599)	$(71,025)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	3/31/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(11,212)	$20,598
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	144	2,496
Total unrealized gain (loss) on securities available-for-sale	$34,162	$(11,068)	$23,094
Unrealized loss on retirement plans	(24,398)	472	(23,926)
TOTAL	$9,764	$(10,596)	$(832)

	Three Months Ended March 31, 2022
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(420)	(a) Salary and benefits
retirement plan items	105	Income tax expense
	$(315)	Net of tax
Total reclassifications for the period	$(311)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$(152)	Net securities gains (losses)
on available-for-sale	38	Income tax expense
securities	$(114)	Net of tax

Amortization of	$(518)	(a) Salary and benefits
retirement plan items	46	Income tax expense
	$(472)	Net of tax
Total reclassifications for the period	$(586)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

11.Leases

The Corporation leases certain branches under operating leases. At March 31, 2022, the Corporation had lease liabilities totaling $6,517,000 and right-of-use assets totaling $6,489,000 related to these leases. At December 31, 2021, the Corporation had lease liabilities totaling $6,218,000 and right-of-use assets totaling $6,197,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2022, the weighted average remaining lease term for operating leases was 10.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.20%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Three Months Ended March 31, 2022
Operating lease cost	$274
Short-term lease cost	57
Variable lease cost	4
Total lease cost	$335

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	515
Right-of-use assets obtained in exchange for new operating lease liabilities	9,811

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows:

(Dollar amounts in thousands)	March 31, 2022
Twelve Months Ended March 31,
2023	$974
2024	896
2025	837
2026	770
2027	698
Thereafter	3,133
Total Future Minimum Lease Payments	7,308
Amounts Representing Interest	(796)
Present Value of Net Future Minimum Lease Payments	$6,512

ITEMS 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2021 in the 10-K filed for the fiscal year ended December 31, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Risks related to COVID-19 include the disruption of local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality; changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic; inaccuracy of the assumptions and estimates that the management of our Corporation makes in establishing reserves for probable credit losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic; and an increase in the rate of personal or commercial customers' bankruptcies generally, and specifically as a result of the COVID-19 pandemic. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2021, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2021 Form 10-K.

Summary of Operating Results

Net income for the three months ended March 31, 2022 was $20.9 million, compared to $12.9 million for the same period in 2021. Basic earnings per share increased to $1.67 for the first quarter of 2022 compared to $0.95 for the same period in 2021. Return on Assets and Return on Equity were 1.63% and 14.81% respectively, for the three months ended March 31, 2022 compared to 1.12% and 8.58% for the three months ended March 31, 2021.

In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 caused economic and social disruption resulting in unprecedented uncertainty. Recent declines in COVID-19 cases have resulted in most businesses reopening to capacity and a declining unemployment rate. Some supply chain issues persist contributing to inflation. COVID-19 continues to impact the Corporation's customers and still may result in adverse conditions on the Corporation's loans and investments.

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

On September 27, 2021, First Financial Corporation issued a press release announcing that its Board of Directors approved the merger of subsidiary, The Morris Plan Company of Terre Haute, into subsidiary, First Financial Bank N.A. The merger was effective on February 21, 2022. The merger resulted in increased efficiencies, which were recognized in the first quarter of 2022.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $2.9 million in the three months ended March 31, 2022 to $37.8 million from $34.9 million in the same period in 2021. The net interest margin for the three months ended March 31, 2022 is 3.16% compared to 3.27% for the same period in 2021, a 3.42% decrease.

Non-Interest Income

 Non-interest income for the three months ended March 31, 2022 was $13.7 million compared to $9.3 million for the same period of 2021. The change in non-interest income from 2021 to 2022 was primarily driven by a $4.0 million legal settlement received in the first quarter.

Non-Interest Expenses

    The Corporation’s non-interest expense for the quarter ended March 31, 2022 was $31.3 million compared to $27.6 million for the same period in 2021. The year-over-year change is, in part, impacted by the acquisition of Hancock Bancorp in the fourth quarter of 2021.

Allowance for Credit Losses

    The Corporation’s provision for credit losses decreased to $(6.6) million for the first quarter of 2022 as compared to $452 thousand for the same period in 2021. Net charge offs for the first quarter of 2022 were $1.2 million compared to $728 thousand for the same period of 2021. The negative provision for the quarter was the result of several factors. The first was the annual model recalibration in which delay periods are updated as well as the qualitative factor scorecard ranges. Secondly, management removed two qualitative factors that are no longer applicable. Lastly, loss rates continue to decline, lowering the required reserve. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Income Tax Expense

    The Corporation’s effective income tax rate for the first three months of 2022 was 21.79% compared to 20.10% for the same period in 2021.

Non-performing Loans

    Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $13.0 million at March 31, 2022 compared to $14.9 million at December 31, 2021. Nonperforming loans decreased 38.3% compared to $21.0 million as of March 31, 2021. A summary of non-performing loans at March 31, 2022 and December 31, 2021 follows:

	(000's)
	March 31, 2022	December 31, 2021
Non-accrual loans	$7,712	$9,590
Accruing restructured loans	3,723	3,897
Nonaccrual restructured loans	819	902
Accruing loans past due over 90 days	707	515
	$12,961	$14,904
Ratio of the allowance for credit losses
as a percentage of non-performing loans	312.6%	324.1%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	March 31, 2022	December 31, 2021
Non-accrual loans
Commercial loans	$3,509	$4,991
Residential loans	2,658	3,049
Consumer loans	1,545	1,550
	$7,712	$9,590
Past due 90 days or more
Commercial loans	$4	$14
Residential loans	347	410
Consumer loans	356	91
	$707	$515
The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The date was subsequently extended to December 31, 2021. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. From the inception of the CARES Act through March 31, 2022, 1,105 loans totaling $225 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 863 loans totaling $183 million have resumed normal scheduled payments. 184 remaining loans are still under a debt relief plan, which include 9 commercial loans totaling $35 million that have been provided additional payment relief since the initial payment relief plan. 1 loan totaling $16 thousand is under the original payment relief plan. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2022. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 5.53% over the next 12 months and increase 9.00% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 7.81% over the next 12 months and decrease 15.26% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 100	-7.81	-15.26	-19.66
Up 100	5.53	9.00	11.98
Up 200	7.36	13.83	19.82
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $27.7 million of investments that mature throughout the next 12 months. The Corporation also anticipates $131.2 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $21.3 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2022 to the same period in 2021, loans, net of deferred loan costs, have increased $158 million to $2.8 billion. Deposits increased 12.5% to $4.4 billion at March 31, 2022 compared to March 31, 2021. Shareholders' equity decreased 12.15% or $72.7 million. This financial performance decreased book value per share 4.41% to $42.25 at March 31, 2022 from $44.20 at March 31, 2021. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding. Accumulated other comprehensive income decreased $68.6 million primarily due to the market value of the securities portfolio, which reflected the large decrease in securities pricing.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through March 31, 2022, we processed approximately $275 million of approved PPP loans. The carrying value of these loans is $18 million as of March 31, 2022.

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

	March 31, 2022	December 31, 2021	To Be Well Capitalized
Common equity tier 1 capital
Corporation	14.46%	14.37%	N/A
First Financial Bank	13.72%	13.53%	6.50%
Total risk-based capital
Corporation	15.63%	15.63%	N/A
First Financial Bank	14.89%	14.78%	10.00%
Tier I risk-based capital
Corporation	14.46%	14.37%	N/A
First Financial Bank	13.72%	13.53%	8.00%
Tier I leverage capital
Corporation	9.94%	9.83%	N/A
First Financial Bank	9.40%	9.18%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2022 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A.Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2021 Form 10-K filed for December 31, 2021.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
Januaryy 1-31, 2022	—	—	—	—
February 1-28, 2022	169,335	45.17	169,335	35,617
March 1-31, 2022	35,617	46.00	35,617	—
Total	204,952	45.31	204,952	—
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Amended and Restated Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed on February 22, 2021.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed on April 27, 2021.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2021, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on July 1, 2021.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K for the annual meeting filed on April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 1, 2021.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2021, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 1, 2021.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2021, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 1, 2021.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 by Principal Executive Officer, dated May 4, 2022.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 by Principal Financial Officer, dated May 4, 2022.
32.1	Certification, dated May 4, 2022, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2022.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2022, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 4, 2022	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date:	May 4, 2022	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)