Form 10-Q
period 2022-06-30
FIRST FINANCIAL CORP /IN/
filed 2022-08-03
CIK 714562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2022

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
Yes ☐ No ☑.

As of August 1, 2022, the registrant had outstanding 12,031,123 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information
Item 1.Financial Statements
FIRST FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$412,136	$682,807
Federal funds sold	11,133	308
Securities available-for-sale	1,338,452	1,364,734
Loans:
Commercial	1,707,105	1,674,066
Residential	670,641	664,509
Consumer	509,781	474,026
	2,887,527	2,812,601
(Less) plus:
Net deferred loan (fees)/costs	4,961	3,294
Allowance for credit losses	(41,468)	(48,305)
	2,851,020	2,767,590
Restricted stock	15,620	16,200
Accrued interest receivable	16,701	16,946
Premises and equipment, net	69,022	69,522
Bank-owned life insurance	117,695	116,997
Goodwill	86,985	86,135
Other intangible assets	7,336	8,024
Other real estate owned	170	108
Other assets	80,378	45,728
TOTAL ASSETS	$5,006,648	$5,175,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$886,204	$914,933
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	60,311	74,015
Other interest-bearing deposits	3,436,742	3,420,621
	4,383,257	4,409,569
Short-term borrowings	84,232	93,374
Other borrowings	15,912	15,937
Other liabilities	61,716	73,643
TOTAL LIABILITIES	4,545,117	4,592,523

Shareholders’ equity
Common stock, $0.125 stated value per share;
Authorized shares-40,000,000
Issued shares-16,114,992 in 2022 and 16,096,313 in 2021
Outstanding shares-12,031,123 in 2022 and 12,629,893 in 2021	2,011	2,009
Additional paid-in capital	142,390	141,979
Retained earnings	589,169	559,139
Accumulated other comprehensive income/(loss)	(126,630)	(2,426)
Less: Treasury shares at cost-4,083,869 in 2022 and 3,466,420 in 2021	(145,409)	(118,125)
TOTAL SHAREHOLDERS’ EQUITY	461,531	582,576
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,006,648	$5,175,099
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$34,305	$31,966	$66,662	$63,823
Securities:
Taxable	6,048	3,355	10,631	6,434
Tax-exempt	2,492	2,163	4,840	4,237
Other	358	387	723	733
TOTAL INTEREST INCOME	43,203	37,871	82,856	75,227
INTEREST EXPENSE:
Deposits	2,473	2,090	4,149	4,376
Short-term borrowings	176	94	258	192
Other borrowings	85	59	169	118
TOTAL INTEREST EXPENSE	2,734	2,243	4,576	4,686
NET INTEREST INCOME	40,469	35,628	78,280	70,541
Provision for credit losses	750	(2,196)	(5,800)	(1,744)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	39,719	37,824	84,080	72,285
NON-INTEREST INCOME:
Trust and financial services	1,300	1,313	2,672	2,618
Service charges and fees on deposit accounts	7,079	6,015	13,733	11,610
Other service charges and fees	222	406	328	822
Securities gains (losses), net	—	258	5	106
Interchange income	151	115	269	199
Loan servicing fees	368	788	727	1,141
Gain on sales of mortgage loans	603	1,450	1,265	2,843
Other	547	586	5,009	886
TOTAL NON-INTEREST INCOME	10,270	10,931	24,008	20,225
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,668	16,031	33,010	31,708
Occupancy expense	2,372	2,002	4,894	4,151
Equipment expense	2,959	2,440	5,866	5,018
FDIC Expense	542	287	970	585
Other	9,133	7,236	17,278	14,173
TOTAL NON-INTEREST EXPENSE	30,674	27,996	62,018	55,635
INCOME BEFORE INCOME TAXES	19,315	20,759	46,070	36,875
Provision for income taxes	3,702	4,145	9,533	7,384
NET INCOME	15,613	16,614	36,537	29,491
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(55,919)	1,772	(124,833)	(9,296)
Change in funded status of post retirement benefits, net of taxes	314	472	629	944
COMPREHENSIVE INCOME (LOSS)	$(39,992)	$18,858	$(87,667)	$21,139
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.27	$1.24	$2.95	$2.19
Weighted average number of shares outstanding (in thousands)	12,248	13,414	12,393	13,473
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended
June 30, 2022, and 2021
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, April 1, 2021	$2,008	$141,024	$533,980	$(832)	$(78,068)	$598,112
Net income	—	—	16,614	—	—	16,614
Other comprehensive income (loss)	—	—	—	2,244	—	2,244
Omnibus Equity Incentive Plan	—	216	—	—	—	216
Treasury shares purchased (497,000 shares)	—	—	—	—	(22,024)	(22,024)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, June 30, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163

Balance, April 1, 2022	$2,010	$142,185	$580,063	$(71,025)	$(127,789)	$525,444
Net income	—	—	15,613	—	—	15,613
Other comprehensive income (loss)	—	—	—	(55,605)	—	(55,605)
Omnibus Equity Incentive Plan	1	205	—	—	—	206
Treasury shares purchased (404,186 shares)	—	—	—	—	(17,620)	(17,620)
Cash dividends, $.54 per share	—	—	(6,507)	—	—	(6,507)
Balance, June 30, 2022	$2,011	$142,390	$589,169	$(126,630)	$(145,409)	$461,531
See accompanying notes.

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended
June 30, 2022, and 2021
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	29,491	—	—	29,491
Other comprehensive income (loss)	—	—	—	(8,352)	—	(8,352)
Omnibus Equity Incentive Plan	1	420	—	—	—	421
Treasury shares purchased (531,441 shares)	—	—	—	—	(23,390)	(23,390)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, June 30, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163

Balance, January 1, 2022	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
Net income	—	—	36,537	—	—	36,537
Other comprehensive income (loss)	—	—	—	(124,204)	—	(124,204)
Omnibus Equity Incentive Plan	2	411	—	—	—	413
Treasury shares purchased (617,449 shares)	—	—	—	—	(27,284)	(27,284)
Cash dividends, $.54 per share	—	—	(6,507)	—	—	(6,507)
Balance, June 30, 2022	$2,011	$142,390	$589,169	$(126,630)	$(145,409)	$461,531

FIRST FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,537	$29,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	3,609	4,080
Provision for credit losses	(5,800)	(1,744)
Securities (gains) losses	(5)	(106)
Gain on sales of mortgage loans	(1,265)	(2,843)
(Gain) Loss on sale of other real estate	19	16
Restricted stock compensation	413	421
Depreciation and amortization	3,100	3,142
Other, net	(3,990)	(4,937)
NET CASH FROM OPERATING ACTIVITIES	32,618	27,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	9,369
Calls, maturities and principal reductions on securities available-for-sale	98,774	141,410
Purchases of securities available-for-sale	(238,453)	(364,598)
Loans made to customers, net of repayment	(75,090)	43,118
Redemption of restricted stock	1,617	—
Purchase of restricted stock	(1,037)	(13)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of other real estate owned	190	69
Net change in federal funds sold	(10,825)	(215)
Additions to premises and equipment	(1,912)	(4,114)
NET CASH FROM INVESTING ACTIVITIES	(226,736)	(184,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(25,624)	232,953
Net change in short-term borrowings	(9,142)	(17,536)
Maturities of other borrowings	(44)	—
Purchase of treasury stock	(27,284)	(23,390)
Dividends paid	(14,459)	(14,181)
NET CASH FROM FINANCING ACTIVITIES	(76,553)	177,846
NET CHANGE IN CASH AND CASH EQUIVALENTS	(270,671)	20,392
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	682,807	657,470
CASH AND DUE FROM BANKS, END OF PERIOD	$412,136	$677,862
See accompanying notes.

FIRST FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2022 and 2021 consolidated financial statements are unaudited. The December 31, 2021 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2021 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2021.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the six months ended 2022 and 2021, 18,679 and 21,159 shares were awarded, respectively. These shares had a grant date value of $847 thousand and $885 thousand for 2022 and 2021, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended June 30.

Allowance for Credit Losses:	June 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$17,300	$13,235	$9,662	$319	$40,516
Provision for credit losses	(1,392)	895	1,319	(72)	750
Loans charged-off	(370)	(56)	(1,985)	—	(2,411)
Recoveries	931	94	1,588	—	2,613
Ending Balance	$16,469	$14,168	$10,584	$247	$41,468

Allowance for Credit Losses:	June 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,739	$18,839	$11,058	$164	$43,800
Provision for credit losses	(1,058)	(928)	(260)	50	(2,196)
Loans charged-off	(113)	(243)	(795)	—	(1,151)
Recoveries	149	169	985	—	1,303
Ending Balance	$12,717	$17,837	$10,988	$214	$41,756

The following table presents the activity of the allowance for credit losses by portfolio segment for the six months ended June 30.

Allowance for Credit Losses:	June 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(2,432)	(4,249)	1,019	(138)	(5,800)
Loans charged -off	(1,253)	(522)	(3,890)	—	(5,665)
Recoveries	1,271	623	2,734	—	4,628
Ending Balance	$16,469	$14,168	$10,584	$247	$41,468

Allowance for Credit Losses:	June 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,925	$19,142	$11,009	$—	$44,076
Provision for credit losses	(1,536)	(1,190)	768	214	(1,744)
Loans charged -off	(299)	(431)	(2,759)	—	(3,489)
Recoveries	627	316	1,970	—	2,913
Ending Balance	$12,717	$17,837	$10,988	$214	$41,756

The tables below present the recorded investment in non-performing loans by class of loans.

	June 30, 2022
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$734	$322
Farmland	—	304	—
Non Farm, Non Residential	—	2,521	2,508
Agriculture	—	451	—
All Other Commercial	—	4	—
Residential
First Liens	755	1,687	5
Home Equity	75	85	—
Junior Liens	106	208	—
Multifamily	—	241	—
All Other Residential	—	113	—
Consumer
Motor Vehicle	68	1,426	—
All Other Consumer	3	609	—
TOTAL	$1,007	$8,383	$2,835

	December 31, 2021
	Loans Past Due Over 90 Days Still		Nonaccrual With No Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$14	$1,950	$1,662
Farmland	—	15	—
Non Farm, Non Residential	—	2,911	2,898
Agriculture	—	111	—
All Other Commercial	—	4	—
Residential
First Liens	346	2,339	33
Home Equity	—	84	—
Junior Liens	89	294	—
Multifamily	—	225	—
All Other Residential	—	107	—
Consumer
Motor Vehicle	94	864	—
All Other Consumer	—	686	—
TOTAL	$543	$9,590	$4,593

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	June 30, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$5,891	$323
Farmland	3,330
Non Farm, Non Residential	13,460
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	5	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	916	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$23,602	$323

	December 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$17,734	$720
Farmland	3,669
Non Farm, Non Residential	6,135
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	33	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	935	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$28,506	$720

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2022
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$4,641	$616	$114	$5,371	$688,504	$693,875
Farmland	116	56	289	461	125,314	125,775
Non Farm, Non Residential	374	14	—	388	374,629	375,017
Agriculture	—	—	—	—	117,755	117,755
All Other Commercial	75	117	—	192	401,242	401,434
Residential
First Liens	1,062	857	1,174	3,093	330,319	333,412
Home Equity	147	190	114	451	62,484	62,935
Junior Liens	213	108	189	510	53,079	53,589
Multifamily	68	67	—	135	191,493	191,628
All Other Residential	—	—	—	—	30,769	30,769
Consumer
Motor Vehicle	10,431	1,650	550	12,631	465,968	478,599
All Other Consumer	238	50	20	308	33,027	33,335
TOTAL	$17,365	$3,725	$2,450	$23,540	$2,874,583	$2,898,123

	December 31, 2021
	30-59 Days	60-89 Days	90 Days and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,132	$388	$1,614	$3,134	$693,949	$697,083
Farmland	57	—	—	57	141,189	141,246
Non Farm, Non Residential	62	—	—	62	361,174	361,236
Agriculture	90	42	89	221	141,682	141,903
All Other Commercial	390	—	—	390	340,076	340,466
Residential
First Liens	4,686	680	949	6,315	336,064	342,379
Home Equity	131	24	58	213	62,085	62,298
Junior Liens	179	120	283	582	50,048	50,630
Multifamily	342	146	—	488	178,849	179,337
All Other Residential	284	291	—	575	30,843	31,418
Consumer
Motor Vehicle	7,633	1,105	486	9,224	433,095	442,319
All Other Consumer	192	37	—	229	33,425	33,654
TOTAL	$15,178	$2,833	$3,479	$21,490	$2,802,479	$2,823,969

During the three and six months ended June 30, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

		2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	$407	$3,445	$690	$4,542
Added/(Disposed)	305	101	(679)	(273)
Charged Off	—	—	—	—
Payments	(40)	(72)	(11)	(123)
June 30,	$672	$3,474	$—	$4,146

		2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$407	$3,686	$706	$4,799
Added/(Disposed)	305	128	(611)	(178)
Charged Off	—	—	—	—
Payments	(40)	(340)	(95)	(475)
June 30,	$672	$3,474	$—	$4,146

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
April 1,	—	3,888	576	4,464
Added	—	113	74	187
Charged Off	—	(27)	(32)	(59)
Payments	—	(70)	(62)	(132)
June 30,	—	3,904	556	4,460

		2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	—	3,589	617	4,206
Added	—	491	122	613
Charged Off	—	(27)	(75)	(102)
Payments	—	(149)	(108)	(257)
June 30,	—	3,904	556	4,460
Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2022 or 2021 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended June 30, 2022 and 2021 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2022 and 2021. The Corporation has not committed to lend additional amounts as of June 30, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and six months ended June 30, 2022 and 2021 were of restructurings that had occurred in the previous 12 months.

    The CARES Act included a provision that permitted a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must have been (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not troubled debt restructurings under ASC Subtopic 310-40. This included short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. From the inception of the CARES Act through December 31, 2021, 1,360 loans totaling $200 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,189 loans totaling $195 million have resumed normal scheduled payments. 116 remaining loans are still under a debt relief plan, which include no commercial loans that have been provided additional payment relief since the initial payment relief plan. There are no loans under the original payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		June 30, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$81,025	$149,492	$61,094	$65,887	$31,721	$109,210	$140,793	$639,222
	Special Mention	1,489	3,165	206	4,123	2,847	4,263	72	$16,165
	Substandard	—	424	1,497	447	2,648	6,096	14,596	$25,708
	Doubtful	—	—	—	52	—	—	—	$52
	Not Rated	6,798	1,879	1,085	736	270	146	—	$10,914
	Subtotal	$89,312	$154,960	$63,882	$71,245	$37,486	$119,715	$155,461	$692,061

Farmland	Pass	$7,471	$23,441	$10,308	$10,610	$11,128	$52,240	$290	$115,488
	Special Mention	—	—	1,191	882	—	3,922	—	$5,995
	Substandard	—	—	—	289	56	2,261	—	$2,606
	Doubtful	—	—	—	—	—	76	—	$76
	Not Rated	—	—	—	—	—	20	—	$20
	Subtotal	$7,471	$23,441	$11,499	$11,781	$11,184	$58,519	$290	$124,185

Non Farm, Non Residential	Pass	$53,042	$78,738	$32,040	$21,975	$32,250	$125,503	$8,012	$351,560
	Special Mention	—	—	—	941	—	376	—	$1,317
	Substandard	—	1,738	—	543	2,408	16,476	—	$21,165
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	311	—	$311
	Subtotal	$53,042	$80,476	$32,040	$23,459	$34,658	$142,666	$8,012	$374,353

Agriculture	Pass	$5,818	$10,025	$8,730	$9,156	$1,996	$19,726	$53,576	$109,027
	Special Mention	89	—	10	5	—	799	3,736	$4,639
	Substandard	—	—	—	597	—	393	1,370	$2,360
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	79	101	89	75	32	—	—	$376
	Subtotal	$5,986	$10,126	$8,829	$9,833	$2,028	$20,918	$58,682	$116,402

Other Commercial	Pass	$97,758	$64,636	$82,886	$20,245	$29,738	$89,207	$3,282	$387,752
	Special Mention	—	—	—	—	—	11,171	—	$11,171
	Substandard	—	—	—	—	462	8	—	$470
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	18	85	—	—	33	575	—	$711
	Subtotal	$97,776	$64,721	$82,886	$20,245	$30,233	$100,961	$3,282	$400,104

Residential
Multifamily >5 Residential	Pass	$50,963	$31,102	$44,676	$12,281	$5,191	$37,204	$951	$182,368
	Special Mention	—	—	—	—	—	6,406	—	$6,406
	Substandard	—	—	—	—	—	964	—	$964
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	1,137	—	—	—	267	—	$1,404
	Subtotal	$50,963	$32,239	$44,676	$12,281	$5,191	$44,841	$951	$191,142

Total	Pass	$296,077	$357,434	$239,734	$140,154	$112,024	$433,090	$206,904	$1,785,417
	Special Mention	1,578	3,165	1,407	5,951	2,847	26,937	3,808	$45,693
	Substandard	—	2,162	1,497	1,876	5,574	26,198	15,966	$53,273
	Doubtful	—	—	—	52	—	76	—	$128
	Not Rated	6,895	3,202	1,174	811	335	1,319	—	$13,736
Total commercial loans		$304,550	$365,963	$243,812	$148,844	$120,780	$487,620	$226,678	$1,898,247

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,588	$71,271	$80,668	$40,441	$37,739	$113,887	$111,594	$619,188
	Special Mention	7,561	393	1,841	5,375	263	4,523	7,482	$27,438
	Substandard	4,521	896	348	5,148	2,325	7,934	2,648	$23,820
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	21,134	1,610	959	466	189	140	—	$24,498
	Subtotal	$196,804	$74,170	$83,816	$51,430	$40,516	$126,484	$121,724	$694,944

Farmland	Pass	$25,673	$12,060	$13,111	$13,246	$11,049	$49,158	$1,418	$125,715
	Special Mention	—	1,191	914	—	342	3,247	—	$5,694
	Substandard	3,455	444	—	326	558	2,876	—	$7,659
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	—	—	$0
	Subtotal	$29,128	$13,695	$14,025	$13,572	$11,949	$55,281	$1,418	$139,068

Non Farm, Non Residential	Pass	$81,203	$37,971	$24,716	$32,775	$54,732	$97,241	$10,548	$339,186
	Special Mention	—	—	1,103	182	1,948	1,996	—	$5,229
	Substandard	—	—	910	—	1,440	13,391	—	$15,741
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	—	—	—	—	—	402	—	$402
	Subtotal	$81,203	$37,971	$26,729	$32,957	$58,120	$113,030	$10,548	$360,558

Agriculture	Pass	$14,426	$10,386	$10,135	$2,585	$4,932	$15,755	$68,937	$127,156
	Special Mention	—	—	1,000	—	537	271	5,257	$7,065
	Substandard	—	20	216	—	46	485	4,828	$5,595
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	110	120	131	55	1	—	—	$417
	Subtotal	$14,536	$10,526	$11,482	$2,640	$5,516	$16,511	$79,022	$140,233

Other Commercial	Pass	$77,821	$69,117	$33,231	$36,495	$53,479	$58,819	$3,488	$332,450
	Special Mention	—	—	—	—	—	6,106	—	$6,106
	Substandard	72	—	25	475	—	9	—	$581
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	89	—	—	37	—	—	—	$126
	Subtotal	$77,982	$69,117	$33,256	$37,007	$53,479	$64,934	$3,488	$339,263

Residential
Multifamily >5 Residential	Pass	$37,244	$63,312	$16,037	$7,471	$5,370	$35,284	$1,434	$166,152
	Special Mention	—	—	—	—	—	10,282	—	$10,282
	Substandard	—	—	—	—	—	958	—	$958
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	1,149	—	—	—	44	384	—	$1,577
	Subtotal	$38,393	$63,312	$16,037	$7,471	$5,414	$46,908	$1,434	$178,969

Total	Pass	$399,955	$264,117	$177,898	$133,013	$167,301	$370,144	$197,419	$1,709,847
	Special Mention	7,561	1,584	4,858	5,557	3,090	26,425	12,739	$61,814
	Substandard	8,048	1,360	1,499	5,949	4,369	25,653	7,476	$54,354
	Doubtful	—	—	—	—	—	—	—	$0
	Not Rated	22,482	1,730	1,090	558	234	926	—	$27,020
Total commercial loans		$438,046	$268,791	$185,345	$145,077	$174,994	$423,148	$217,634	$1,853,035

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

		June 30, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$41,977	$68,440	$43,841	$19,263	$21,173	$133,208	$2,121	$330,023
	Non-performing	—	—	—	34	66	2,419	—	$2,519
	Subtotal	$41,977	$68,440	$43,841	$19,297	$21,239	$135,627	$2,121	$332,542

Home Equity	Performing	$1,411	$862	$8	$122	$129	$1,284	$58,829	$62,645
	Non-performing	—	—	80	—	15	50	15	$160
	Subtotal	$1,411	$862	$88	$122	$144	$1,334	$58,844	$62,805

Junior Liens	Performing	$10,470	$12,055	$8,695	$6,818	$6,395	$7,667	$1,064	$53,164
	Non-performing	—	—	66	—	74	173	—	$313
	Subtotal	$10,470	$12,055	$8,761	$6,818	$6,469	$7,840	$1,064	$53,477

Other Residential	Performing	$6,103	$15,578	$4,997	$1,375	$598	$1,911	$0	$30,562
	Non-performing	—	—	—	52	39	22	—	$113
	Subtotal	$6,103	$15,578	$4,997	$1,427	$637	$1,933	$0	$30,675

Consumer
Motor Vehicle	Performing	$145,103	$150,683	$116,862	$42,134	$14,775	$5,561	$—	$475,118
	Non-performing	65	541	475	253	63	52	—	$1,449
	Subtotal	$145,168	$151,224	$117,337	$42,387	$14,838	$5,613	$—	$476,567

Other Consumer	Performing	$7,956	$10,825	$5,678	$1,920	$626	$1,022	$4,571	$32,598
	Non-performing	19	285	202	66	23	17	4	$616
	Subtotal	$7,975	$11,110	$5,880	$1,986	$649	$1,039	$4,575	$33,214

Total	Performing	$213,020	$258,443	$180,081	$71,632	$43,696	$150,653	$66,585	$984,110
	Non-performing	84	826	823	405	280	2,733	19	$5,170
Total other loans		$213,104	$259,269	$180,904	$72,037	$43,976	$153,386	$66,604	$989,280

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$86,224	$49,633	$22,262	$24,377	$26,437	$126,828	$3,061	$338,822
	Non-performing	—	—	35	69	160	2,421	—	$2,685
	Subtotal	$86,224	$49,633	$22,297	$24,446	$26,597	$129,249	$3,061	$341,507

Home Equity	Performing	$757	$9	$152	$719	$62	$1,332	$59,059	$62,090
	Non-performing	—	25	—	—	3	57	—	$85
	Subtotal	$757	$34	$152	$719	$65	$1,389	$59,059	$62,175

Junior Liens	Performing	$13,255	$10,189	$8,124	$7,888	$4,158	$5,554	$968	$50,136
	Non-performing	—	6	64	97	119	94	—	$380
	Subtotal	$13,255	$10,195	$8,188	$7,985	$4,277	$5,648	$968	$50,516

Other Residential	Performing	$20,218	$6,665	$1,697	$662	$883	$1,092	$0	$31,217
	Non-performing	—	—	55	43	—	27	—	$125
	Subtotal	$20,218	$6,665	$1,752	$705	$883	$1,119	$0	$31,342

Consumer
Motor Vehicle	Performing	$188,675	$155,156	$60,676	$23,367	$9,307	$2,384	$—	$439,565
	Non-performing	199	373	191	109	43	23	—	$938
	Subtotal	$188,874	$155,529	$60,867	$23,476	$9,350	$2,407	$—	$440,503

Other Consumer	Performing	$14,924	$8,225	$3,119	$948	$304	$1,121	$4,194	$32,835
	Non-performing	342	181	107	35	18	3	2	$688
	Subtotal	$15,266	$8,406	$3,226	$983	$322	$1,124	$4,196	$33,523

Total	Performing	$324,053	$229,877	$96,030	$57,961	$41,151	$138,311	$67,282	$954,665
	Non-performing	541	585	452	353	343	2,625	2	$4,901
Total other loans		$324,594	$230,462	$96,482	$58,314	$41,494	$140,936	$67,284	$959,566

3.Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2022
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$117,937	$39	$(7,979)	$109,997
Mortgage Backed Securities - residential	691,702	88	(78,592)	613,198
Mortgage Backed Securities - commercial	9,108	—	(147)	8,961
Collateralized mortgage obligations	223,190	25	(17,095)	206,120
State and municipal obligations	395,179	1,090	(37,893)	358,376
Municipal taxable	38,435	10	(5,044)	33,401
U.S. Treasury	2,084	—	(9)	2,075
Collateralized debt obligations	—	3,087	—	3,087
Other securities	3,237	—	—	3,237
TOTAL	$1,480,872	$4,339	$(146,759)	$1,338,452

	December 31, 2021
(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies	$118,176	$2,688	$(741)	$120,123
Mortgage Backed Securities-residential	628,920	4,387	(6,879)	626,428
Mortgage Backed Securities-commercial	15,480	191	—	15,671
Collateralized mortgage obligations	175,501	1,272	(1,768)	175,005
State and municipal obligations	362,843	17,833	(578)	380,098
Municipal taxable	38,445	396	(215)	38,626
U.S. Treasury	205	—	(1)	204
Collateralized debt obligations	—	3,359	—	3,359
Other securities	5,220	—	—	5,220
TOTAL	$1,344,790	$30,126	$(10,182)	$1,364,734

Contractual maturities of debt securities at June 30, 2022 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$16,521	$16,540
Due after one but within five years	45,794	45,110
Due after five but within ten years	82,851	79,055
Due after ten years	411,706	369,468
	556,872	510,173
Mortgage-backed securities and collateralized mortgage obligations	924,000	828,279
TOTAL	$1,480,872	$1,338,452

There were zero and $5 thousand in gross gains and zero in losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021 there were $258 thousand and $263 thousand in gross gains and zero and $157 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$97,256	$(7,293)	$4,068	$(686)	$101,324	$(7,979)
Mortgage Backed Securities - Residential	451,262	(50,476)	158,530	(28,116)	609,792	(78,592)
Mortgage Backed Securities - Commercial	8,961	(147)	—	—	8,961	(147)
Collateralized mortgage obligations	164,325	(13,798)	21,350	(3,297)	185,675	(17,095)
State and municipal obligations	251,392	(35,790)	6,668	(2,103)	258,060	(37,893)
Municipal taxable	29,346	(4,542)	2,545	(502)	31,891	(5,044)
U.S. Treasury	2,075	(9)	—	—	2,075	(9)
Total temporarily impaired securities	$1,004,617	$(112,055)	$193,161	$(34,704)	$1,197,778	$(146,759)

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$48,939	$(739)	$146	$(2)	$49,085	$(741)
Mortgage Backed Securities - Residential	436,726	(5,281)	60,807	(1,598)	497,533	(6,879)
Collateralized mortgage obligations	73,530	(1,327)	12,505	(441)	86,035	(1,768)
State and municipal obligations	54,040	(578)	—	—	54,040	(578)
Municipal taxable	15,048	(195)	729	(20)	15,777	(215)
U.S. Treasury	204	(1)	—	—	204	(1)
Total temporarily impaired securities	$628,487	$(8,121)	$74,187	$(2,061)	$702,674	$(10,182)

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

Gross unrealized losses on investment securities were $146.8 million as of June 30, 2022 and $10.2 million as of December 31, 2021. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2022	2021	2022	2021
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

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

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2022
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$109,997	$—	$109,997
Mortgage Backed Securities-residential	—	613,198	—	613,198
Mortgage Backed Securities-commercial	—	8,961	—	8,961
Collateralized mortgage obligations	—	206,120	—	206,120
State and municipal	—	356,831	1,545	358,376
Municipal taxable	—	33,401	—	33,401
U.S. Treasury	—	2,075	—	2,075
Collateralized debt obligations	—	—	3,087	3,087
Other securities	—	1,743	1,494	3,237
TOTAL	$—	$1,332,326	$6,126	$1,338,452
Derivative Assets		1,564
Derivative Liabilities		(1,564)

	December 31, 2021
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$120,123	$—	$120,123
Mortgage Backed Securities-residential	—	626,428	—	626,428
Mortgage Backed Securities-commercial	—	15,671	—	15,671
Collateralized mortgage obligations	—	175,005	—	175,005
State and municipal	—	378,203	1,895	380,098
Municipal taxable	—	38,626	—	38,626
U.S. Treasury	—	204	—	204
Collateralized debt obligations	—	—	3,359	3,359
Other securities	—	3,477	1,743	5,220
TOTAL	$—	$1,357,737	$6,997	$1,364,734
Derivative Assets		1,030
Derivative Liabilities		(1,030)

There were no transfers between Level 1 and Level 2 during 2022 and 2021.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and the year ended December 31, 2021.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2022
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, April 1	$1,545	$3,531	$1,743	$6,819
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(444)	—	(444)
Transfers	—	—	—	—
Settlements	—	—	(249)	(249)
Ending balance, June 30	$1,545	$3,087	$1,494	$6,126

	Six Months Ended June 30, 2022
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,359	$1,743	$6,997
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(272)	—	(272)
Transfers	—	—	—	—
Settlements	(350)	—	(249)	(599)
Ending balance, June 30	$1,545	$3,087	$1,494	$6,126

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2021
(Dollar amounts in thousands)	State and municipal obligations	Collateralized debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,136	$—	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	223	—	223
Purchases	—	—	1,743	1,743
Settlements	—	—	—	—
Ending balance, December 31	$1,895	$3,359	$1,743	$6,997

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$3,087	Discounted cash flow	Discount rate	2.67%
Other securities	$1,494	Discounted cash flow	Discount rate	0.65%-1.15%
Collateral dependent loans	$11,525	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,359	Discounted cash flow	Discount rate	1.83%
Other securities	$1,743	Discounted cash flow	Discount rate	0.65%-1.40%
Collateral dependent loans	12,839	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The carrying amounts and estimated fair value of financial instruments at June 30, 2022 and December 31, 2021, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$412,136	$25,623	$386,513	$—	$412,136
Federal funds sold	11,133	—	11,133	—	11,133
Securities available-for-sale	1,338,452	—	1,332,326	6,126	1,338,452
Restricted stock	15,620	n/a	n/a	n/a	n/a
Loans, net	2,851,020	—	—	2,613,980	2,613,980
Accrued interest receivable	16,701	—	6,338	10,363	16,701
Deposits	(4,383,257)	—	(4,390,916)	—	(4,390,916)
Short-term borrowings	(84,232)	—	(84,232)	—	(84,232)
Other borrowings	(15,912)	—	(15,446)	—	(15,446)
Accrued interest payable	(543)	—	(543)	—	(543)

	December 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$682,807	$24,901	$657,906	$—	$682,807
Federal funds sold	308	—	308	—	308
Securities available-for-sale	1,364,734	—	1,357,737	6,997	1,364,734
Restricted stock	16,200	n/a	n/a	n/a	n/a
Loans, net	2,767,590	—	—	2,682,257	2,682,257
Accrued interest receivable	16,946	—	4,709	12,237	16,946
Deposits	(4,409,569)	—	(4,418,117)	—	(4,418,117)
Short-term borrowings	(93,374)	—	(93,374)	—	(93,374)
Other borrowings	(15,937)	—	(16,483)	—	(16,483)
Accrued interest payable	(687)	—	(687)	—	(687)

5.Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	June 30, 2022	December 31, 2021
Federal Funds Purchased	$2,350	$3,275
Repurchase Agreements	81,882	90,099
	$84,232	$93,374

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

	June 30, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$76,142	$150	$143	$5,447	$81,882

	December 31, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(Dollar amounts in thousands)	Overnight and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$83,576	$—	$5,816	$707	$90,099

6.Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollar amounts in thousands)	Pension Benefits		Post-Retirement Health Benefits		Pension Benefits		Post-Retirement Health Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$298	$338	$9	$11	$595	$677	$17	$22
Interest cost	707	658	27	25	1,413	1,316	55	51
Expected return on plan assets	(1,228)	(1,179)	—	—	(2,455)	(2,357)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	314	518	—	—	629	1,036	—	—
Net Periodic Benefit Cost	$91	$335	$36	$36	$182	$672	$72	$73

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $250 thousand and $703 thousand respectively to its Pension Plan and ESOP and $248 thousand to the Post Retirement Health Benefits Plan in 2022. Contributions of $63 thousand have been made to the Pension Plan thus far in 2022. Contributions of $116 thousand have been made through the first six months of 2022 for the Post Retirement Health Benefits plan. No contributions have been made in 2022 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2022 and 2021 there has been $1.3 million and $1.4 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss (CECL) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 is effective for the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

8.Revenue from Contracts with Customers

All of the Corporation's revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation's sources of Non-Interest Income for the three and six months ended June 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2022	2021	2022		2020
Non-interest income
Service charges on deposits and debit card fee income	$7,079	$6,015	$13,733		$11,610
Asset management fees	1,300	1,313	2,672		2,618
Interchange income	151	115	269		199
Net gains on sales of loans (a)	603	1,450	1,265		2,843
Loan servicing fees (a)	368	788	727		1,141
Net gains/(losses) on sales of securities (a)	—	258	5		106
Other service charges and fees (a)	222	406	328		822
Other (b)	547	586	5,009	(c)	886
Total non-interest income	$10,270	$10,931	$24,008		$20,225
(a) Not within the scope of ASC 606.
(b) The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2022 and June 30, 2021, totaling $17 thousand and $16 thousand, respectively, and for the six months ended for the same periods, totaling $85 thousand and $16 thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

Goodwill of $8.4 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

(Dollar amounts in thousands)	As Initially Reported	Measurement Period Adjustments	As Adjusted
Consideration
Cash consideration	$31,358	$—	$31,358

Fair value of total consideration transferred	$31,358	$—	$31,358

Assets acquired
Cash	$3,046	$—	$3,046
Investment securities available-for-sale	57,054	—	57,054
Federal funds sold	10,470	—	10,470
Bank owned life insurance	9,753	—	9,753
Federal Home Loan Bank stock	1,362	—	1,362
Loans	227,827	—	227,827
Premises and equipment	8,180	—	8,180
Core deposit intangibles	652	—	652
Other assets	4,567	(850)	3,717
Total assets acquired	322,911	(850)	322,061

Liabilities assumed
Deposits	286,098	—	286,098
FHLB advances	11,042	—	11,042
Other liabilities	1,956	—	1,956
Total liabilities assumed	299,096	—	299,096

Net identifiable assets	23,815	(850)	22,965

Goodwill	$7,543	$850	$8,393

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

A goodwill adjustment was recorded in the second quarter 2022 of $850 thousand. The deferred tax assets were adjusted for the acquisition based on the final short-period income tax return that was filed for Hancock Bancorp, Inc. in the second quarter 2022.

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

10.Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2022 and 2021.

	Unrealized
	gains and	2022
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(53,240)	$(17,785)	$(71,025)
Change in other comprehensive income (loss) before reclassification	(55,919)	—	(55,919)
Amounts reclassified from accumulated other comprehensive income	—	314	314
Net current period other comprehensive income (loss)	(55,919)	314	(55,605)
Ending balance, June 30,	$(109,159)	$(17,471)	$(126,630)

	Unrealized
	gains and	2022
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(124,829)	—	(124,829)
Amounts reclassified from accumulated other comprehensive income	(4)	629	625
Net current period other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	(124,833)	629	(124,204)
Ending balance, June 30,	$(109,159)	$(17,471)	$(126,630)

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$23,094	$(23,926)	$(832)
Change in other comprehensive income (loss) before reclassification	1,965	—	1,965
Amounts reclassified from accumulated other comprehensive income	(193)	472	279
Net current period other comprehensive income (loss)	1,772	472	2,244
Ending balance, June 30,	$24,866	$(23,454)	$1,412

	Unrealized
	gains and	2021
	(Losses) on available- for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(9,217)	—	(9,217)
Amounts reclassified from accumulated other comprehensive income	(79)	944	865
Net current period other comprehensive income (loss)	(9,296)	944	(8,352)
ASU 2018-02 adjustment	—	—	—
Ending balance, June 30,	$24,866	$(23,454)	$1,412

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2022	Change	6/30/2022
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$(55,888)	$(55,586)	$(111,474)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,648	(333)	2,315
Total unrealized loss on securities available-for-sale	$(53,240)	$(55,919)	$(109,159)
Unrealized gain (loss) on retirement plans	(17,785)	314	(17,471)
TOTAL	$(71,025)	$(55,605)	$(126,630)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	6/30/2022
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$13,155	$(124,629)	$(111,474)
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,519	(204)	2,315
Total unrealized gain (loss) on securities available-for-sale	$15,674	$(124,833)	$(109,159)
Unrealized loss on retirement plans	(18,100)	629	(17,471)
TOTAL	$(2,426)	$(124,204)	$(126,630)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2021	Change	6/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$20,598	$1,819	$22,417
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,496	(47)	2,449
Total unrealized gain (loss) on securities available-for-sale	$23,094	$1,772	$24,866
Unrealized loss on retirement plans	(23,926)	472	(23,454)
TOTAL	$(832)	$2,244	$1,412

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	6/30/2021
Unrealized gains (losses) on securities available-for-sale
without other than temporary impairment	$31,810	$(9,393)	$22,417
Unrealized gains (losses) on securities available-for-sale
with other than temporary impairment	2,352	97	2,449
Total unrealized income (loss) on securities available-for-sale	$34,162	$(9,296)	$24,866
Unrealized gain (loss) on retirement plans	(24,398)	944	(23,454)
TOTAL	$9,764	$(8,352)	$1,412

Three Months Ended June 30, 2022
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
(in thousands)
Unrealized gains and losses	$—	Net securities gains (losses)
on available-for-sale	—	Income tax expense
securities	$—	Net of tax

Amortization of	$(420)	(a) Salary and benefits
retirement plan items	106	Income tax expense
	$(314)	Net of tax
Total reclassifications for the period	$(314)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2022
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$5	Net securities gains (losses)
on available-for-sale	(1)	Income tax expense
securities	$4	Net of tax

Amortization of	$(840)	(a) Salary and benefits
retirement plan items	211	Income tax expense
	$(629)	Net of tax
Total reclassifications for the period	$(625)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended June 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$258	Net securities gains (losses)
on available-for-sale	(65)	Income tax expense
securities	$193	Net of tax

Amortization of	$(518)	(a) Salary and benefits
retirement plan items	46	Income tax expense
	$(472)	Net of tax
Total reclassifications for the period	$(279)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Six Months Ended June 30, 2021
Details about accumulated	Amount reclassified from	Affected line item in
other comprehensive	accumulated other	the statement where
income components	comprehensive income	net income is presented
	(in thousands)
Unrealized gains and losses	$106	Net securities gains (losses)
on available-for-sale	(27)	Income tax expense
securities	$79	Net of tax

Amortization of	$(1,036)	(a) Salary and benefits
retirement plan items	92	Income tax expense
	$(944)	Net of tax
Total reclassifications for the period	$(865)	Net of tax
(a) Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

11.Leases

The Corporation leases certain branches under operating leases. At June 30, 2022, the Corporation had lease liabilities totaling $6,304,000 and right-of-use assets totaling $6,271,000 related to these leases. At December 31, 2021, the Corporation had lease liabilities totaling $6,218,000 and right-of-use assets totaling $6,197,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2022, the weighted average remaining lease term for operating leases was 9.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.19%.

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

Lease costs were as follows:

(Dollar amounts in thousands)	Six Months Ended June 30, 2022
Operating lease cost	$523
Short-term lease cost	103
Variable lease cost	9
Total lease cost	$635

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	498
Right-of-use assets obtained in exchange for new operating lease liabilities	59

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows:

(Dollar amounts in thousands)	June 30, 2022
Twelve Months Ended June 30,
2023	$968
2024	867
2025	837
2026	748
2027	683
Thereafter	2,962
Total Future Minimum Lease Payments	7,065
Amounts Representing Interest	(761)
Present Value of Net Future Minimum Lease Payments	$6,304

12.Subsequent Event
On July 12, 2022, the Corporation sold seven classified non farm non residential commercial loans, which were acquired in the two acquisitions in 2019 and 2021, with a total principal balance of $14.9 million. The net recovery on the sale of $361,000 was a result of the charge-off of the seven loans of $2.1 million, netted by the reserve on those loans and the unamortized discount remaining from the acquisitions. The loan sale was evaluated to determine if it should be classified as held for sale as of June 30, 2022. The loan sale did not meet the criteria to be classified as held for sale as of June 30, 2022.

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

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2021 Form 10-K. Since December 31, 2021, the critical accounting policy for determining the allowance for credit losses has been enhanced with the discussion below from December 31, 2021.

Allowance for credit losses. The allowance for credit losses (ACL) represents management's estimate of expected losses inherent within the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions, nonperforming loans, determination of acquired loans as purchase credit deteriorated, and reasonable and supportable forecasts. Loans are individually evaluated when they do not share risk characteristics with other loans in the respective pool. Loans evaluated individually are excluded from the collective evaluation. Management elected the collateral dependent practical expedient upon adoption of ASC 326. Expected credit losses on individually evaluated loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Management utilizes a cohort methodology to determine the allowance for credit losses. This method identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining life. The cohorts track loan balances and historical loss experience since 2008, and management extends the look back period each quarter to capture all available data points in the historical loss rate calculation. The quantitative component of the ACL involves assumptions that require a significant level of estimation; these include historical losses as a predictor of future performance, appropriateness of selected delay periods, and the reasonableness of the portfolio segmentation.

A historical data set is expected to provide the best indication of future credit performance. Delay periods represent the amount of time it takes a cohort of loans to become seasoned, or incur sufficient attrition through pay downs, renewals, or charge-offs. Portfolio segmentation relates to the pooling of loans with similar risk characteristics, such as industry types, collateral, and consumer purpose. On an annual basis, in the first quarter, management performs a recalibration of the delay periods and portfolio segmentation to determine whether they are reasonable and appropriate based on the information available at that time.

Management considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Where past performance may not be representative of future losses, loss rates are adjusted for qualitative and economic forecast factors. Management uses the peak three consecutive quarter net charge off rate to capture maximum potential volatility over the reasonable and supportable forecast period. Historical losses utilized in setting the qualitative factor ranges are anchored to 2008 and may be supplemented by peer information when needed. The qualitative factor ranges are recalibrated annually to capture recent behavior that is indicative of the credit profile of the current portfolio.

Qualitative factors include items, such as changes in lending policies or procedures, asset specific risks, and economic uncertainty in forward-looking forecasts. Economic indicators utilized in forecasting include unemployment rate, gross domestic product, housing starts, and interest rates. Management uses a two-year reasonable and supportable period across all loan segments to forecast economic conditions. Management believes the two-year time horizon aligns with available industry guidance and various forecasting sources. Economic forecast adjustments are overlaid onto historical loss rates. As such, reversion from forecast rates to historical loss rates is immediate.

The ACL and allowance for unfunded commitments were $48.3 million and $3.0 million, respectively at December 31, 2021, compared to $43.6 million and $3.4 million, respectively at December 31, 2020. The $4.7 million increase in the ACL was primarily attributable to the acquisition completed during 2021, offset by a reduction in our qualitative factors related to the COVID pandemic. The qualitative amount of the reserve increased $631 thousand to $14.3 million. The quantitative amount is $33.6 million compared to $29.9 million for the previous period. The $400 thousand decrease in the allowance for unfunded commitments was primarily a result of the removal of our COVID related qualitative factors.

Based on management’s analysis of the current portfolio, management believes the allowance is adequate.Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for credit losses and the associated provision for credit losses. As management monitors these changes, as well as those factors discussed above, adjustments may be recorded to the allowance for credit losses and the associated provision for credit losses in the future.

Summary of Operating Results

Net income for the three months ended June 30, 2022 was $15.6 million, compared to $16.6 million for the same period in 2021. Basic earnings per share increased to $1.27 for the first quarter of 2022 compared to $1.24 for the same period in 2021. Return on Assets and Return on Equity were 1.24% and 12.64% respectively, for the three months ended June 30, 2022 compared to 1.40% and 11.06% for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 was $36.5 million, compared to $29.5 million for the same period in 2021. Basic earnings per share increased to $2.95 for the first six months of 2022 compared to $2.19 for the same period in 2021. Return on Assets and Return on Equity were 1.43% and 13.80% respectively, for the six months ended June 30, 2022, compared to 1.26% and 9.82% for the six months ended June 30, 2021.

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

Net Interest Income

 The Corporation's primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $4.8 million in the three months ended June 30, 2022 to $40.5 million from $35.6 million in the same period in 2021. The net interest margin for the three months ended June 30, 2022 is 3.46% compared to 3.23% for the same period in 2021, a 7.17% increase. Net interest income increased $7.7 million in the six months ended June 30, 2022 to $78.3 million from $70.5 million in the same period in 2021. The net interest margin for the six months ended June 30, 2022 is 3.31% compared to 3.25% for the same period in 2021. Interest rates increased significantly from 2021 to 2022, due to federal rate adjustments.

Non-Interest Income

 Non-interest income for the three months ended June 30, 2022 was $10.3 million compared to $10.9 million for the same period of 2021. Non-interest income for the six months ended June 30, 2022 was $24.0 million compared to $20.2 million for the same period in 2021. The change in non-interest income from 2021 to 2022 was primarily driven by a $4.0 million legal settlement received in February, 2022. The Corporation does not expect this income to reoccur.

Non-Interest Expenses

    The Corporation’s non-interest expense for the quarter ended June 30, 2022 was $30.7 million compared to $28.0 million for the same period in 2021. The Corporation's non-interest expense for the six months ended June 30, 2022 increased $6.4 million to $62.0 million compared to the same period in 2021. The year-over-year changes are, in part, impacted by the acquisition of Hancock Bancorp in the fourth quarter of 2021.

Allowance for Credit Losses

The Corporation’s provision for credit losses increased to $750 thousand for the first quarter of 2022 as compared to $(2.2) million for the same period in 2021. Net recoveries for the second quarter of 2022 were $202 thousand compared to $152 thousand for the same period of 2021. In 2021 the potential losses from the original CECL calculation were not realized, and the economy had shown improvements which allowed for the decrease in provision. The provision for loan losses decreased $4.1 million to $(5.8) million for the six months ended June 30, 2022 compared to $(1.7) million for the same period in 2021. Net charge offs for the first six months of 2022 increased $461 thousand to $1.0 million compared to the same period in 2021. The negative provision for the year was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to an acquisition, which management believed to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Income Tax Expense

    The Corporation’s effective income tax rate for the first six months of 2022 was 20.69% compared to 20.02% for the same period in 2021.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $13.5 million at June 30, 2022 compared to $14.9 million at December 31, 2021. Nonperforming loans decreased 32.5% compared to $20.0 million as of June 30, 2021. A summary of non-performing loans at June 30, 2022 and December 31, 2021 follows:

	(000's)
	June 30, 2022	December 31, 2021
Non-accrual loans	$8,383	$9,590
Accruing restructured loans	3,645	3,897
Nonaccrual restructured loans	501	902
Accruing loans past due over 90 days	980	515
	$13,509	$14,904
Ratio of the allowance for credit losses
as a percentage of non-performing loans	307.0%	324.1%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	June 30, 2022	December 31, 2021
Non-accrual loans
Commercial loans	$4,014	$4,991
Residential loans	2,334	3,049
Consumer loans	2,035	1,550
	$8,383	$9,590
Past due 90 days or more
Commercial loans	$—	$14
Residential loans	909	410
Consumer loans	71	91
	$980	$515
The CARES Act included a provision that permitted a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must have been (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not troubled debt restructurings under ASC Subtopic 310-40. This included short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. From the inception of the CARES Act through December 31, 2021, 1,360 loans totaling $200 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,189 loans totaling $195 million have resumed normal scheduled payments. 116 remaining loans are still under a debt relief plan, which include no commercial loans that have been provided additional payment relief since the initial payment relief plan. There are no loans under the original payment relief plan. On these modifications, we have granted payment deferrals, generally for up to three months.

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2022. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 3.98% over the next 12 months and increase 7.25% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 4.95% over the next 12 months and decrease 9.69% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	-11.45%	-21.62%	-27.44%
Down 100	-4.95	-9.69	-12.71
Up 100	3.98	7.25	10.01
Up 200	4.37	10.73	16.30
     Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

 Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $22.3 million of investments that mature throughout the next 12 months. The Corporation also anticipates $115.1 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $20.5 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2022 to year-ended December 31, 2021, loans net of deferred loan costs, have increased $72 million to $2.9 billion. Deposits decreased 0.6% to $4.4 billion at June 30, 2022 compared to December 31, 2021. Shareholders' equity decreased 20.77% or $121.0 million. This financial performance decreased book value per share 16.84% to $38.36 at June 30, 2022 from $46.13 at December 31, 2021. Comparing the first six months of 2022 to the same period in 2021, loans, net of deferred loan costs, have increased $319 million to $2.9 billion. Deposits increased 9.9% to $4.4 billion at June 30, 2022 compared to June 30, 2021. Shareholders' equity decreased 21.53% or $126.6 million. This financial performance decreased book value per share 14.90% to $38.36 at June 30, 2022 from $45.08 at June 30, 2021. Book value per share is calculated by dividing the total shareholders' equity by the number of shares outstanding. Accumulated other comprehensive income decreased $124.2 million primarily due to the market value of the securities portfolio, which reflected the large decrease in securities pricing.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through June 30, 2022, we processed approximately $272 million of approved PPP loans. The carrying value of these loans is $5 million as of June 30, 2022.

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

	June 30, 2022	December 31, 2021	To Be Well Capitalized
Common equity tier 1 capital
Corporation	13.51%	14.37%	N/A
First Financial Bank	11.72%	13.53%	6.50%
Total risk-based capital
Corporation	14.65%	15.63%	N/A
First Financial Bank	12.86%	14.78%	10.00%
Tier I risk-based capital
Corporation	13.51%	14.37%	N/A
First Financial Bank	11.72%	13.53%	8.00%
Tier I leverage capital
Corporation	9.97%	9.83%	N/A
First Financial Bank	8.56%	9.18%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2022 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On April 21, 2022 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 10% of the Corporations outstanding shares of common stock, or approximately 1,243,531 shares may be repurchased.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

			(c)
			Total Number Of Shares
			Purchased As Part Of	(c) Maximum
	(a) Total Number Of	(b) Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2022	13,460	43.42	13,460	1,230,071
May 1-31, 2022	320,443	43.56	320,443	909,628
June 1-30, 2022	70,283	43.78	70,283	839,345
Total	404,186	45.31	404,186	839,345
ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

Not applicable.

ITEM 6.Exhibits.

Exhibit No.:	Description of Exhibit:
3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Amended and Restated Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed on February 22, 2021.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed on April 27, 2021.
10.1*	Employment Agreement for Norman L. Lowery, dated and effective July 1, 2022, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on July 29, 2022.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
10.11*	First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K for the annual meeting filed on April 27, 2021.
10.12*	Form of Restricted Stock Award Agreement under the First Financial Corporation 2011 Omnibus Equity Incentive Plan incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-Q for the quarter ended March 31, 2012 filed on May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2022, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 29, 2022.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 by Principal Executive Officer, dated August 3, 2022.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 by Principal Financial Officer, dated August 3, 2022.
32.1	Certification, dated August 3, 2022, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2022.
101.1	Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2022, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 3, 2022	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date:	August 3, 2022	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)