Form 10-Q
period 2022-09-30
FIRST FINANCIAL CORP /IN/
filed 2022-11-02
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☑.

As of November 1, 2022, the registrant had outstanding 12,021,998 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and due from banks	$328,222	$682,807
Federal funds sold	8,223	308
Securities available-for-sale	1,331,985	1,364,734
Loans:
Commercial	1,717,265	1,674,066
Residential	676,400	664,509
Consumer	570,245	474,026
	2,963,910	2,812,601
(Less) plus:
Net deferred loan (fees)/costs	6,565	3,294
Allowance for credit losses	(39,495)	(48,305)
	2,930,980	2,767,590
Restricted stock	15,372	16,200
Accrued interest receivable	19,128	16,946
Premises and equipment, net	68,113	69,522
Bank-owned life insurance	116,034	116,997
Goodwill	86,985	86,135
Other intangible assets	7,024	8,024
Other real estate owned	214	108
Other assets	97,059	45,728
TOTAL ASSETS	$5,009,339	$5,175,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$894,348	$914,933
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	56,596	74,015
Other interest-bearing deposits	3,456,562	3,420,621
	4,407,506	4,409,569
Short-term borrowings	89,321	93,374
Other borrowings	9,593	15,937
Other liabilities	64,293	73,643
TOTAL LIABILITIES	4,570,713	4,592,523
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares-40,000,000 Issued shares-16,114,992 in 2022 and 16,096,313 in 2021 Outstanding shares-12,021,998 in 2022 and 12,629,893 in 2021	2,011	2,009
Additional paid-in capital	142,596	141,979
Retained earnings	607,220	559,139
Accumulated other comprehensive income/(loss)	(167,375)	(2,426)
Less: Treasury shares at cost-4,092,994 in 2022 and 3,466,420 in 2021	(145,826)	(118,125)
TOTAL SHAREHOLDERS’ EQUITY	438,626	582,576
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,009,339	$5,175,099

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$38,021	$31,937	$104,683	$95,760
Securities:
Taxable	7,327	3,627	17,958	10,061
Tax-exempt	2,562	2,234	7,402	6,471
Other	336	347	1,059	1,080
TOTAL INTEREST INCOME	48,246	38,145	131,102	113,372
INTEREST EXPENSE:
Deposits	4,644	1,959	8,793	6,335
Short-term borrowings	418	99	676	291
Other borrowings	80	59	249	177
TOTAL INTEREST EXPENSE	5,142	2,117	9,718	6,803
NET INTEREST INCOME	43,104	36,028	121,384	106,569
Provision for credit losses	1,050	(1,500)	(4,750)	(3,244)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	42,054	37,528	126,134	109,813
NON-INTEREST INCOME:
Trust and financial services	1,015	1,156	3,687	3,774
Service charges and fees on deposit accounts	6,965	6,421	20,698	18,031
Other service charges and fees	160	135	488	957
Securities gains (losses), net	—	5	5	111
Interchange income	149	224	418	423
Loan servicing fees	457	344	1,184	1,485
Gain on sales of mortgage loans	440	1,426	1,705	4,268
Other	2,954	1,381	7,963	2,268
TOTAL NON-INTEREST INCOME	12,140	11,092	36,148	31,317
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,943	15,770	48,953	47,478
Occupancy expense	2,525	2,151	7,419	6,302
Equipment expense	3,311	2,177	9,177	7,195
FDIC Expense	556	313	1,526	898
Other	9,169	8,048	26,447	22,221
TOTAL NON-INTEREST EXPENSE	31,504	28,459	93,522	84,094
INCOME BEFORE INCOME TAXES	22,690	20,161	68,760	57,036
Provision for income taxes	4,639	4,063	14,172	11,447
NET INCOME	18,051	16,098	54,588	45,589
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(41,060)	(2,985)	(165,893)	(12,281)
Change in funded status of post retirement benefits, net of taxes	315	471	944	1,415
COMPREHENSIVE INCOME (LOSS)	$(22,694)	$13,584	$(110,361)	$34,723
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.50	$1.24	$4.45	$3.42
Weighted average number of shares outstanding (in thousands)	12,029	13,019	12,270	13,320

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

September 30, 2022, and 2021

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, July 1, 2021	$2,008	$141,240	$543,595	$1,412	$(100,092)	$588,163
Net income	—	—	16,098	—	—	16,098
Other comprehensive income (loss)	—	—	—	(2,514)	—	(2,514)
Omnibus Equity Incentive Plan	1	216	—	—	—	217
Treasury shares purchased (176,293 shares)	—	—	—	—	(7,029)	(7,029)
Balance, September 30, 2021	$2,009	$141,456	$559,693	$(1,102)	$(107,121)	$594,935

Balance, July 1, 2022	$2,011	$142,390	$589,169	$(126,630)	$(145,409)	$461,531
Net income	—	—	18,051	—	—	18,051
Other comprehensive income (loss)	—	—	—	(40,745)	—	(40,745)
Omnibus Equity Incentive Plan	—	206	—	—	—	206
Treasury shares purchased (9,125 shares)	—	—	—	—	(417)	(417)
Cash dividends, $0 per share	—	—	—	—	—	—
Balance, September 30, 2022	$2,011	$142,596	$607,220	$(167,375)	$(145,826)	$438,626

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended

September 30, 2022, and 2021

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2021	$2,007	$140,820	$521,103	$9,764	$(76,702)	$596,992
Net income	—	—	45,589	—	—	45,589
Other comprehensive income (loss)	—	—	—	(10,866)	—	(10,866)
Omnibus Equity Incentive Plan	2	636	—	—	—	638
Treasury shares purchased (707,734 shares)	—	—	—	—	(30,419)	(30,419)
Cash dividends, $.53 per share	—	—	(6,999)	—	—	(6,999)
Balance, September 30, 2021	$2,009	$141,456	$559,693	$(1,102)	$(107,121)	$594,935

Balance, January 1, 2022	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
Net income	—	—	54,588	—	—	54,588
Other comprehensive income (loss)	—	—	—	(164,949)	—	(164,949)
Omnibus Equity Incentive Plan	2	617	—	—	—	619
Treasury shares purchased (626,574 shares)	—	—	—	—	(27,701)	(27,701)
Cash dividends, $.54 per share	—	—	(6,507)	—	—	(6,507)
Balance, September 30, 2022	$2,011	$142,596	$607,220	$(167,375)	$(145,826)	$438,626

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,588	$45,589
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	5,174	6,207
Provision for credit losses	(4,750)	(3,244)
Securities (gains) losses	(5)	(111)
Gain on sales of mortgage loans	(1,705)	(4,268)
(Gain) Loss on sale of other real estate	26	10
Restricted stock compensation	619	638
Depreciation and amortization	4,615	4,670
Other, net	(6,266)	(6,583)
NET CASH FROM OPERATING ACTIVITIES	52,296	42,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	9,369
Calls, maturities and principal reductions on securities available-for-sale	141,274	198,613
Purchases of securities available-for-sale	(329,564)	(479,007)
Proceeds from loans held for sale previously classified as portfolio loans	12,802	—
Loans made to customers, net of repayment	(168,558)	135,691
Redemption of restricted stock	1,871	—
Purchase of restricted stock	(1,043)	(25)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of other real estate owned	223	237
Net change in federal funds sold	(7,915)	(5,882)
Additions to premises and equipment	(2,206)	(4,547)
NET CASH FROM INVESTING ACTIVITIES	(353,116)	(155,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(1,150)	272,903
Net change in short-term borrowings	(4,053)	(15,010)
Maturities of other borrowings	(6,402)	—
Proceeds from other borrowings	—	—
Purchase of treasury stock	(27,701)	(30,419)
Dividends paid	(14,459)	(14,181)
NET CASH FROM FINANCING ACTIVITIES	(53,765)	213,293
NET CHANGE IN CASH AND CASH EQUIVALENTS	(354,585)	100,650
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	682,807	657,470
CASH AND DUE FROM BANKS, END OF PERIOD	$328,222	$758,120

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2022 and 2021 consolidated financial statements are unaudited. The December 31, 2021 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2021 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2021.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the nine months ended 2022 and 2021, 18,679 and 21,159 shares were awarded, respectively. These shares had a grant date value of $847 thousand and $885 thousand for 2022 and 2021, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended September 30.

Allowance for Credit Losses:		September 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,469	$14,168	$10,584	$247	$41,468
Provision for credit losses	(1,403)	297	2,199	(43)	1,050
Loans charged-off	(2,406)	(57)	(3,190)	—	(5,653)
Recoveries	634	55	1,941	—	2,630
Ending Balance	$13,294	$14,463	$11,534	$204	$39,495

Allowance for Credit Losses:		September 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$15,693	$17,837	$10,988	$214	$44,732
Provision for credit losses	(531)	(1,387)	173	245	(1,500)
Loans charged-off	(313)	(61)	(1,240)	—	(1,614)
Recoveries	182	130	1,032	—	1,344
Ending Balance	$15,031	$16,519	$10,953	$459	$42,962

The following table presents the activity of the allowance for credit losses by portfolio segment for the nine months ended September 30.

Allowance for Credit Losses:		September 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(3,835)	(3,952)	3,218	(181)	(4,750)
Loans charged -off	(3,659)	(579)	(7,080)	—	(11,318)
Recoveries	1,905	678	4,675	—	7,258

Ending Balance	$13,294	$14,463	$11,534	$204	$39,495

Allowance for Credit Losses:		September 30, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,901	$19,142	$11,009	$—	$47,052
Provision for credit losses	(2,067)	(2,577)	941	459	(3,244)
Loans charged -off	(612)	(492)	(3,999)	—	(5,103)
Recoveries	809	446	3,002	—	4,257
Ending Balance	$15,031	$16,519	$10,953	$459	$42,962

The tables below present the recorded investment in non-performing loans by class of loans.

	September 30, 2022
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$242	$1,647	$322
Farmland	—	287	272
Non Farm, Non Residential	—	2,456	2,443
Agriculture	—	393	361
All Other Commercial	15	28	—
Residential
First Liens	480	1,599	—
Home Equity	—	140	—
Junior Liens	95	263	—
Multifamily	—	204	—
All Other Residential	—	108	—
Consumer
Motor Vehicle	402	1,492	—
All Other Consumer	1	530	—
TOTAL	$1,235	$9,147	$3,398

	December 31, 2021
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$14	$1,950	$1,662
Farmland	—	15	—
Non Farm, Non Residential	—	2,911	2,898
Agriculture	—	111	—
All Other Commercial	—	4	—
Residential
First Liens	346	2,339	33
Home Equity	—	84	—
Junior Liens	89	294	—
Multifamily	—	225	—
All Other Residential	—	107	—
Consumer
Motor Vehicle	94	864	—
All Other Consumer	—	686	—
TOTAL	$543	$9,590	$4,593

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	September 30, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$5,656	$142
Farmland	3,561	—
Non Farm, Non Residential	5,555	—
Agriculture	—	361
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	—	—
All Other Residential	906	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$15,678	$503

	December 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$17,734	$720
Farmland	3,669	—
Non Farm, Non Residential	6,135	—
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	33	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	935	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$28,506	$720

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2022
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,437	$217	$1,267	$3,921	$677,656	$681,577
Farmland	—	—	272	272	128,175	128,447
Non Farm, Non Residential	312	80	—	392	359,662	360,054
Agriculture	—	—	—	—	120,903	120,903
All Other Commercial	301	—	30	331	434,394	434,725
Residential
First Liens	935	1,056	1,038	3,029	329,304	332,333
Home Equity	616	40	102	758	63,834	64,592
Junior Liens	257	29	241	527	56,214	56,741
Multifamily	467	99	—	566	193,728	194,294
All Other Residential	—	38	—	38	30,169	30,207
Consumer
Motor Vehicle	10,129	2,088	853	13,070	525,363	538,433
All Other Consumer	273	56	3	332	33,713	34,045
TOTAL	$15,727	$3,703	$3,806	$23,236	$2,953,115	$2,976,351

	December 31, 2021
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,132	$388	$1,614	$3,134	$693,949	$697,083
Farmland	57	—	—	57	141,189	141,246
Non Farm, Non Residential	62	—	—	62	361,174	361,236
Agriculture	90	42	89	221	141,682	141,903
All Other Commercial	390	—	—	390	340,076	340,466
Residential
First Liens	4,686	680	949	6,315	336,064	342,379
Home Equity	131	24	58	213	62,085	62,298
Junior Liens	179	120	283	582	50,048	50,630
Multifamily	342	146	—	488	178,849	179,337
All Other Residential	284	291	—	575	30,843	31,418
Consumer
Motor Vehicle	7,633	1,105	486	9,224	433,095	442,319
All Other Consumer	192	37	—	229	33,425	33,654
TOTAL	$15,178	$2,833	$3,479	$21,490	$2,802,479	$2,823,969

During the three and nine months ended September 30, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDRs.

	2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	$672	$3,474	$—	$4,146
Added/(Disposed)	—	—	—	—
Charged Off	—	—	—	—
Payments	(19)	(180)	—	(199)
September 30,	$653	$3,294	$—	$3,947

	2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$407	$3,686	$706	$4,799
Added/(Disposed)	305	128	(611)	(178)
Charged Off	—	—	—	—
Payments	(59)	(520)	(95)	(674)
September 30,	$653	$3,294	$—	$3,947

	2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
July 1,	—	3,904	556	4,460
Added	—	—	172	172
Charged Off	—	—	—	—
Payments	—	(91)	(52)	(143)
September 30,	—	3,813	676	4,489

	2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	—	3,589	617	4,206
Added	—	491	294	785
Charged Off	—	(27)	(75)	(102)
Payments	—	(240)	(160)	(400)
September 30,	—	3,813	676	4,489

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2022 or 2021 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years. Troubled debt restructurings during the three months ended September 30, 2022 and 2021 did not result in any material charge-offs or additional provision expense.

The Corporation has no allocations of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2022 and 2021. The Corporation has not committed to lend additional amounts as of September 30, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings. None of the charge-offs during the three and nine months ended September 30, 2022 and 2021 were of restructurings that had occurred in the previous 12 months.

The CARES Act included a provision that permitted a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must have been (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not troubled debt restructurings under ASC Subtopic 310-40. This included short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. From the inception of the CARES Act through December 31, 2021, 1,242 loans totaling $172 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,076 loans totaling $168 million have resumed normal scheduled payments. 113 remaining loans are still under a debt relief plan, which include no commercial loans that have been provided additional payment relief since the initial payment relief plan.

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

The following tables present the commercial loan portfolio by risk category:

		September 30, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$118,289	$143,777	$57,461	$63,594	$28,655	$110,184	$106,028	$627,988
	Special Mention	1,635	2,954	413	611	3,516	4,065	288	$13,482
	Substandard	718	752	2,621	1,228	2,096	6,573	11,148	$25,136
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	9,694	1,588	913	560	211	112	—	$13,078
	Subtotal	$130,336	$149,071	$61,408	$65,993	$34,478	$120,934	$117,464	$679,684

Farmland	Pass	$13,583	$23,014	$9,382	$10,191	$10,752	$50,206	$267	$117,395
	Special Mention	—	—	1,164	882	—	3,796	—	$5,842
	Substandard	—	—	461	272	55	2,332	—	$3,120
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	20	—	$20
	Subtotal	$13,583	$23,014	$11,007	$11,345	$10,807	$56,354	$267	$126,377

Non Farm, Non Residential	Pass	$70,604	$76,794	$35,195	$19,915	$31,852	$114,737	$1,757	$350,854
	Special Mention	—	—	—	931	—	370	—	$1,301
	Substandard	—	—	—	521	—	6,436	—	$6,957
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	286	—	$286
	Subtotal	$70,604	$76,794	$35,195	$21,367	$31,852	$121,829	$1,757	$359,398

Agriculture	Pass	$7,934	$9,730	$8,381	$8,855	$1,987	$19,173	$56,124	$112,184
	Special Mention	89	—	10	5	—	712	3,450	$4,266
	Substandard	—	—	—	430	1,370	384	—	$2,184
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	75	42	86	67	30	—	—	$300
	Subtotal	$8,098	$9,772	$8,477	$9,357	$3,387	$20,269	$59,574	$118,934

Other Commercial	Pass	$117,094	$74,954	$89,027	$20,029	$29,456	$87,301	$3,240	$421,101
	Special Mention	24	—	—	11	—	11,070	—	$11,105
	Substandard	—	15	—	—	—	22	10	$47
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	17	84	—	—	31	487	—	$619
	Subtotal	$117,135	$75,053	$89,027	$20,040	$29,487	$98,880	$3,250	$432,872

Residential
Multifamily >5 Residential	Pass	$58,035	$33,076	$46,842	$12,212	$5,087	$34,770	$932	$190,954
	Special Mention	—	—	—	—	—	90	—	$90
	Substandard	—	—	—	—	—	1,301	—	$1,301
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1,129	—	—	—	267	—	$1,396
	Subtotal	$58,035	$34,205	$46,842	$12,212	$5,087	$36,428	$932	$193,741

Total	Pass	$385,539	$361,345	$246,288	$134,796	$107,789	$416,371	$168,348	$1,820,476
	Special Mention	1,748	2,954	1,587	2,440	3,516	20,103	3,738	$36,086
	Substandard	718	767	3,082	2,451	3,521	17,048	11,158	$38,745
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	9,786	2,843	999	627	272	1,172	—	$15,699
Total commercial loans		$397,791	$367,909	$251,956	$140,314	$115,098	$454,694	$183,244	$1,911,006

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,588	$71,271	$80,668	$40,441	$37,739	$113,887	$111,594	$619,188
	Special Mention	7,561	393	1,841	5,375	263	4,523	7,482	$27,438
	Substandard	4,521	896	348	5,148	2,325	7,934	2,648	$23,820
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	21,134	1,610	959	466	189	140	—	$24,498
	Subtotal	$196,804	$74,170	$83,816	$51,430	$40,516	$126,484	$121,724	$694,944

Farmland	Pass	$25,673	$12,060	$13,111	$13,246	$11,049	$49,158	$1,418	$125,715
	Special Mention	—	1,191	914	—	342	3,247	—	$5,694
	Substandard	3,455	444	—	326	558	2,876	—	$7,659
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	—	—	$—
	Subtotal	$29,128	$13,695	$14,025	$13,572	$11,949	$55,281	$1,418	$139,068

Non Farm, Non Residential	Pass	$81,203	$37,971	$24,716	$32,775	$54,732	$97,241	$10,548	$339,186
	Special Mention	—	—	1,103	182	1,948	1,996	—	$5,229
	Substandard	—	—	910	—	1,440	13,391	—	$15,741
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	402	—	$402
	Subtotal	$81,203	$37,971	$26,729	$32,957	$58,120	$113,030	$10,548	$360,558

Agriculture	Pass	$14,426	$10,386	$10,135	$2,585	$4,932	$15,755	$68,937	$127,156
	Special Mention	—	—	1,000	—	537	271	5,257	$7,065
	Substandard	—	20	216	—	46	485	4,828	$5,595
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	110	120	131	55	1	—	—	$417
	Subtotal	$14,536	$10,526	$11,482	$2,640	$5,516	$16,511	$79,022	$140,233

Other Commercial	Pass	$77,821	$69,117	$33,231	$36,495	$53,479	$58,819	$3,488	$332,450
	Special Mention	—	—	—	—	—	6,106	—	$6,106
	Substandard	72	—	25	475	—	9	—	$581
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	89	—	—	37	—	—	—	$126
	Subtotal	$77,982	$69,117	$33,256	$37,007	$53,479	$64,934	$3,488	$339,263

Residential
Multifamily >5 Residential	Pass	$37,244	$63,312	$16,037	$7,471	$5,370	$35,284	$1,434	$166,152
	Special Mention	—	—	—	—	—	10,282	—	$10,282
	Substandard	—	—	—	—	—	958	—	$958
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,149	—	—	—	44	384	—	$1,577
	Subtotal	$38,393	$63,312	$16,037	$7,471	$5,414	$46,908	$1,434	$178,969

Total	Pass	$399,955	$264,117	$177,898	$133,013	$167,301	$370,144	$197,419	$1,709,847
	Special Mention	7,561	1,584	4,858	5,557	3,090	26,425	12,739	$61,814
	Substandard	8,048	1,360	1,499	5,949	4,369	25,653	7,476	$54,354
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	22,482	1,730	1,090	558	234	926	—	$27,020
Total commercial loans		$438,046	$268,791	$185,345	$145,077	$174,994	$423,148	$217,634	$1,853,035

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

		September 30, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$53,596	$68,418	$42,892	$17,521	$20,943	$122,753	$3,201	$329,324
	Non-performing	—	—	—	33	64	2,068	—	$2,165
	Subtotal	$53,596	$68,418	$42,892	$17,554	$21,007	$124,821	$3,201	$331,489

Home Equity	Performing	$1,823	$—	$8	$115	$90	$1,074	$61,175	$64,285
	Non-performing	—	—	79	—	15	45	—	$139
	Subtotal	$1,823	$—	$87	$115	$105	$1,119	$61,175	$64,424

Junior Liens	Performing	$16,412	$11,274	$7,963	$6,220	$5,877	$6,783	$1,737	$56,266
	Non-performing	—	—	26	65	74	192	—	$357
	Subtotal	$16,412	$11,274	$7,989	$6,285	$5,951	$6,975	$1,737	$56,623

Other Residential	Performing	$9,348	$13,341	$4,450	$1,322	$503	$1,051	$—	$30,015
	Non-performing	—	—	—	50	38	20	—	$108
	Subtotal	$9,348	$13,341	$4,450	$1,372	$541	$1,071	$—	$30,123

Consumer
Motor Vehicle	Performing	$251,757	$132,338	$100,690	$34,889	$11,308	$3,552	$6	$534,540
	Non-performing	306	694	426	247	60	39	—	$1,772
	Subtotal	$252,063	$133,032	$101,116	$35,136	$11,368	$3,591	$6	$536,312

Other Consumer	Performing	$11,785	$9,216	$4,804	$1,502	$506	$884	$4,702	$33,399
	Non-performing	28	269	132	69	19	15	2	$534
	Subtotal	$11,813	$9,485	$4,936	$1,571	$525	$899	$4,704	$33,933

Total	Performing	$344,721	$234,587	$160,807	$61,569	$39,227	$136,097	$70,821	$1,047,829
	Non-performing	334	963	663	464	270	2,379	2	$5,075
Total other loans		$345,055	$235,550	$161,470	$62,033	$39,497	$138,476	$70,823	$1,052,904

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$86,224	$49,633	$22,262	$24,377	$26,437	$126,828	$3,061	$338,822
	Non-performing	—	—	35	69	160	2,421	—	$2,685
	Subtotal	$86,224	$49,633	$22,297	$24,446	$26,597	$129,249	$3,061	$341,507

Home Equity	Performing	$757	$9	$152	$719	$62	$1,332	$59,059	$62,090
	Non-performing	—	25	—	—	3	57	—	$85
	Subtotal	$757	$34	$152	$719	$65	$1,389	$59,059	$62,175

Junior Liens	Performing	$13,255	$10,189	$8,124	$7,888	$4,158	$5,554	$968	$50,136
	Non-performing	—	6	64	97	119	94	—	$380
	Subtotal	$13,255	$10,195	$8,188	$7,985	$4,277	$5,648	$968	$50,516

Other Residential	Performing	$20,218	$6,665	$1,697	$662	$883	$1,092	$—	$31,217
	Non-performing	—	—	55	43	—	27	—	$125
	Subtotal	$20,218	$6,665	$1,752	$705	$883	$1,119	$—	$31,342

Consumer
Motor Vehicle	Performing	$188,675	$155,156	$60,676	$23,367	$9,307	$2,384	$—	$439,565
	Non-performing	199	373	191	109	43	23	—	$938
	Subtotal	$188,874	$155,529	$60,867	$23,476	$9,350	$2,407	$—	$440,503

Other Consumer	Performing	$14,924	$8,225	$3,119	$948	$304	$1,121	$4,194	$32,835
	Non-performing	342	181	107	35	18	3	2	$688
	Subtotal	$15,266	$8,406	$3,226	$983	$322	$1,124	$4,196	$33,523

Total	Performing	$324,053	$229,877	$96,030	$57,961	$41,151	$138,311	$67,282	$954,665
	Non-performing	541	585	452	353	343	2,625	2	$4,901
Total other loans		$324,594	$230,462	$96,482	$58,314	$41,494	$140,936	$67,284	$959,566

3.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2022
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$117,925	$26	$(11,670)	$106,281
Mortgage Backed Securities - residential	725,085	22	(106,138)	618,969
Mortgage Backed Securities - commercial	11,763	—	(454)	11,309
Collateralized mortgage obligations	230,237	—	(23,877)	206,360
State and municipal obligations	399,040	100	(50,325)	348,815
Municipal taxable	39,326	40	(6,760)	32,606
U.S. Treasury	2,084	—	(28)	2,056
Collateralized debt obligations	—	3,111	—	3,111
Other securities	2,478	—	—	2,478
TOTAL	$1,527,938	$3,299	$(199,252)	$1,331,985

	December 31, 2021
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$118,176	$2,688	$(741)	$120,123
Mortgage Backed Securities-residential	628,920	4,387	(6,879)	626,428
Mortgage Backed Securities-commercial	15,480	191	—	15,671
Collateralized mortgage obligations	175,501	1,272	(1,768)	175,005
State and municipal obligations	362,843	17,833	(578)	380,098
Municipal taxable	38,445	396	(215)	38,626
U.S. Treasury	205	—	(1)	204
Collateralized debt obligations	—	3,359	—	3,359
Other securities	5,220	—	—	5,220
TOTAL	$1,344,790	$30,126	$(10,182)	$1,364,734

Contractual maturities of debt securities at September 30, 2022 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$14,709	$14,645
Due after one but within five years	45,896	44,462
Due after five but within ten years	88,156	81,746
Due after ten years	412,092	354,494
	560,853	495,347
Mortgage-backed securities and collateralized mortgage obligations	967,085	836,638
TOTAL	$1,527,938	$1,331,985

There were zero and $5 thousand in gross gains and zero in losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021 there were $5 thousand and $268 thousand in gross gains and zero and $157 thousand in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$83,013	$(6,952)	$22,164	$(4,718)	$105,177	$(11,670)
Mortgage Backed Securities - Residential	364,927	(48,470)	252,690	(57,668)	617,617	(106,138)
Mortgage Backed Securities - Commercial	11,309	(454)	—	—	11,309	(454)
Collateralized mortgage obligations	153,183	(14,893)	43,137	(8,984)	196,320	(23,877)
State and municipal obligations	280,127	(35,118)	38,129	(15,207)	318,256	(50,325)
Municipal taxable	25,851	(5,218)	5,715	(1,542)	31,566	(6,760)
U.S. Treasury	2,056	(28)	—	—	2,056	(28)
Total temporarily impaired securities	$920,466	$(111,133)	$361,835	$(88,119)	$1,282,301	$(199,252)

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$48,939	$(739)	$146	$(2)	$49,085	$(741)
Mortgage Backed Securities - Residential	436,726	(5,281)	60,807	(1,598)	497,533	(6,879)
Collateralized mortgage obligations	73,530	(1,327)	12,505	(441)	86,035	(1,768)
State and municipal obligations	54,040	(578)	—	—	54,040	(578)
Municipal taxable	15,048	(195)	729	(20)	15,777	(215)
U.S. Treasury	204	(1)	—	—	204	(1)
Total temporarily impaired securities	$628,487	$(8,121)	$74,187	$(2,061)	$702,674	$(10,182)

Management evaluates securities for impairment related to credit losses at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for impairment related to credit losses by segregating the portfolio into two general segments.

In evaluating for impairment, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

Gross unrealized losses on investment securities were $199.3 million as of September 30, 2022 and $10.2 million as of December 31, 2021. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, the majority are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2022	2021	2022	2021
Beginning balance	$—	$2,974	$—	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$—	$2,974	$—	$2,974

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

	September 30, 2022
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$106,281	$—	$106,281
Mortgage Backed Securities-residential	—	618,969	—	618,969
Mortgage Backed Securities-commercial	—	11,309	—	11,309
Collateralized mortgage obligations	—	206,360	—	206,360
State and municipal	—	347,270	1,545	348,815
Municipal taxable	—	32,606	—	32,606
U.S. Treasury	—	2,056	—	2,056
Collateralized debt obligations	—	—	3,111	3,111
Other securities	—	—	2,478	2,478
TOTAL	$—	$1,324,851	$7,134	$1,331,985
Derivative Assets		3,555
Derivative Liabilities		(3,555)

	December 31, 2021
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$120,123	$—	$120,123
Mortgage Backed Securities-residential	—	626,428	—	626,428
Mortgage Backed Securities-commercial	—	15,671	—	15,671
Collateralized mortgage obligations	—	175,005	—	175,005
State and municipal	—	378,203	1,895	380,098
Municipal taxable	—	38,626	—	38,626
U.S. Treasury	—	204	—	204
Collateralized debt obligations	—	—	3,359	3,359
Other securities	—	3,477	1,743	5,220
TOTAL	$—	$1,357,737	$6,997	$1,364,734
Derivative Assets		1,030
Derivative Liabilities		(1,030)

There were no transfers between Level 1 and Level 2 during 2022 and 2021.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	September 30, 2022
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Other securities	Total
Beginning balance, July 1	$1,545	$3,087	$1,494	$6,126
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	24	—	24
Transfers	—	—	984	984
Settlements	—	—	—	—
Ending balance, September 30	$1,545	$3,111	$2,478	$7,134

	Nine Months Ended
	September 30, 2022
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,359	$1,743	$6,997
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(248)	—	(248)
Transfers	—	—	984	984
Settlements	(350)	—	(249)	(599)
Ending balance, September 30	$1,545	$3,111	$2,478	$7,134

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2021
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,136	$—	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	223	—	223
Purchases	—	—	1,743	1,743
Settlements	—	—	—	—
Ending balance, December 31	$1,895	$3,359	$1,743	$6,997

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$3,111	Discounted cash flow	Discount rate	2.67%
Other securities	$2,478	Discounted cash flow	Discount rate	0.04%-3.35%
Collateral dependent loans	$5,172	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,359	Discounted cash flow	Discount rate	1.83%
Other securities	$1,743	Discounted cash flow	Discount rate	0.65%-1.40%
Collateral dependent loans	12,839	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The carrying amounts and estimated fair value of financial instruments at September 30, 2022 and December 31, 2021, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$328,222	$29,207	$299,015	$—	$328,222
Federal funds sold	8,223	—	8,223	—	8,223
Securities available-for-sale	1,331,985	—	1,324,851	7,134	1,331,985
Restricted stock	15,372	n/a	n/a	n/a	n/a
Loans, net	2,930,980	—	—	2,591,866	2,591,866
Accrued interest receivable	19,128	—	6,785	12,343	19,128
Deposits	(4,407,506)	—	(4,389,442)	—	(4,389,442)
Short-term borrowings	(89,321)	—	(89,321)	—	(89,321)
Other borrowings	(9,593)	—	(8,827)	—	(8,827)
Accrued interest payable	(479)	—	(479)	—	(479)

	December 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$682,807	$24,901	$657,906	$—	$682,807
Federal funds sold	308	—	308	—	308
Securities available-for-sale	1,364,734	—	1,357,737	6,997	1,364,734
Restricted stock	16,200	n/a	n/a	n/a	n/a
Loans, net	2,767,590	—	—	2,682,257	2,682,257
Accrued interest receivable	16,946	—	4,709	12,237	16,946
Deposits	(4,409,569)	—	(4,418,117)	—	(4,418,117)
Short-term borrowings	(93,374)	—	(93,374)	—	(93,374)
Other borrowings	(15,937)	—	(16,483)	—	(16,483)
Accrued interest payable	(687)	—	(687)	—	(687)

5.    Short-Term Borrowings

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	September 30, 2022	December 31, 2021
Federal Funds Purchased	$3,350	$3,275
Repurchase Agreements	85,971	90,099
	$89,321	$93,374

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

September 30, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$81,431	$—	$—	$4,540	$85,971

December 31, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$83,576	$—	$5,816	$707	$90,099

6.    Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$297	$339	$8	$10	$892	$1,016	$25	$32
Interest cost	707	658	28	26	2,120	1,974	83	77
Expected return on plan assets	(1,227)	(1,178)	—	—	(3,682)	(3,535)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	315	518	—	—	944	1,554	—	—
Net Periodic Benefit Cost	$92	$337	$36	$36	$274	$1,009	$108	$109

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2021 that it expected to contribute $250 thousand and $703 thousand respectively to its Pension Plan and ESOP and $248 thousand to the Post Retirement Health Benefits Plan in 2022. Contributions of $95 thousand have been made to the Pension Plan thus far in 2022. Contributions of $171 thousand have been made through the first nine months of 2022 for the Post Retirement Health Benefits plan. No contributions have been made in 2022 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2022 and 2021 there has been $1.7 million and $2.3 million of expense accrued for potential contributions to these alternative retirement benefit options.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (CECL) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Corporation is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for the Corporation for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption is permitted. The Corporation is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

8.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and nine months ended September 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2022	2021	2022		2021
Non-interest income
Service charges on deposits and debit card fee income	$6,965	$6,421	$20,698		$18,031
Asset management fees	1,015	1,156	3,687		3,774
Interchange income	149	224	418		423
Net gains on sales of loans (a)	440	1,426	1,705		4,268
Loan servicing fees (a)	457	344	1,184		1,485
Net gains/(losses) on sales of securities (a)	—	5	5		111
Other service charges and fees (a)	160	135	488		957
Other (b)	2,954	1,381	7,963	(c)	2,268
Total non-interest income	$12,140	$11,092	$36,148		$31,317
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2022 and September 30, 2021, totaling zero and $(11) thousand, respectively, and for the nine months ended for the same periods, totaling $85 thousand and $5 thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
(c)Legal settlement totaling $4 million received in first quarter 2022.

Service charges on deposits: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

9.    Acquisitions

On November 5, 2021, the Corporation completed its acquisition of Hancock Bancorp, Inc. and its banking subsidiary, Hancock Bank and Trust Company. Therefore, the results of Hancock Bancorp have been included in the results of operations beginning on November 5, 2021. Pursuant to the terms of the merger agreement, each issued and outstanding share of Hancock Bancorp, Inc. common stock, issued and outstanding, was converted into the right to receive $18.38 per share in cash. The aggregate value of the transaction was $31.36 million. Acquisition-related costs of $1.2 million are included in the Corporation’s income statement for the year ended December 31, 2021.

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

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$31,358	$—	$31,358

Fair value of total consideration transferred	$31,358	$—	$31,358

Assets acquired
Cash	$3,046	$—	$3,046
Investment securities available-for-sale	57,054	—	57,054
Federal funds sold	10,470	—	10,470
Bank owned life insurance	9,753	—	9,753
Federal Home Loan Bank stock	1,362	—	1,362
Loans	227,827	—	227,827
Premises and equipment	8,180	—	8,180
Core deposit intangibles	652	—	652
Other assets	4,567	(850)	3,717
Total assets acquired	322,911	(850)	322,061

Liabilities assumed
Deposits	286,098	—	286,098
FHLB advances	11,042	—	11,042
Other liabilities	1,956	—	1,956
Total liabilities assumed	299,096	—	299,096

Net identifiable assets	23,815	(850)	22,965
Goodwill	$7,543	$850	$8,393

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

10.   Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2022 and 2021.

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(109,159)	$(17,471)	$(126,630)
Change in other comprehensive income (loss) before reclassification	(41,060)	—	(41,060)
Amounts reclassified from accumulated other comprehensive income	—	315	315
Net current period other comprehensive income (loss)	(41,060)	315	(40,745)
Ending balance, September 30,	$(150,219)	$(17,156)	$(167,375)

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(165,889)	—	(165,889)
Amounts reclassified from accumulated other comprehensive income	(4)	944	940
Net current period other comprehensive income (loss)	(165,893)	944	(164,949)
Ending balance, September 30,	$(150,219)	$(17,156)	$(167,375)

	Unrealized
	gains and
	(Losses) on available-	2021
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$24,866	$(23,454)	$1,412
Change in other comprehensive income (loss) before reclassification	(2,981)	—	(2,981)
Amounts reclassified from accumulated other comprehensive income	(4)	471	467
Net current period other comprehensive income (loss)	(2,985)	471	(2,514)
Ending balance, September 30,	$21,881	$(22,983)	$(1,102)

	Unrealized
	gains and
	(Losses) on available-	2021
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(12,198)	—	(12,198)
Amounts reclassified from accumulated other comprehensive income	(83)	1,415	1,332
Net current period other comprehensive income (loss)	(12,281)	1,415	(10,866)
Ending balance, September 30,	$21,881	$(22,983)	$(1,102)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2022	Change	9/30/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(111,474)	$(41,078)	$(152,552)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,315	18	2,333
Total unrealized loss on securities available-for-sale	$(109,159)	$(41,060)	$(150,219)
Unrealized gain (loss) on retirement plans	(17,471)	315	(17,156)
TOTAL	$(126,630)	$(40,745)	$(167,375)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	9/30/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$13,155	$(165,707)	$(152,552)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,519	(186)	2,333
Total unrealized gain (loss) on securities available-for-sale	$15,674	$(165,893)	$(150,219)
Unrealized loss on retirement plans	(18,100)	944	(17,156)
TOTAL	$(2,426)	$(164,949)	$(167,375)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2021	Change	9/30/2021
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$22,417	$(2,969)	$19,448
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,449	(16)	2,433
Total unrealized gain (loss) on securities available-for-sale	$24,866	$(2,985)	$21,881
Unrealized loss on retirement plans	(23,454)	471	(22,983)
TOTAL	$1,412	$(2,514)	$(1,102)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	9/30/2021
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$31,810	$(12,362)	$19,448
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,352	81	2,433
Total unrealized income (loss) on securities available-for-sale	$34,162	$(12,281)	$21,881
Unrealized gain (loss) on retirement plans	(24,398)	1,415	(22,983)
TOTAL	$9,764	$(10,866)	$(1,102)

Three Months Ended September 30, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(420)	(a)	Salary and benefits
retirement plan items	105		Income tax expense
	$(315)		Net of tax
Total reclassifications for the period	$(315)		Net of tax

(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$5		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$4		Net of tax

Amortization of	$(1,260)	(a)	Salary and benefits
retirement plan items	316		Income tax expense
	$(944)		Net of tax
Total reclassifications for the period	$(940)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended September 30, 2021
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$5		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$4		Net of tax

Amortization of	$(518)	(a)	Salary and benefits
retirement plan items	47		Income tax expense
	$(471)		Net of tax
Total reclassifications for the period	$(467)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Nine Months Ended September 30, 2021
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$111		Net securities gains (losses)
on available-for-sale	(28)		Income tax expense
securities	$83		Net of tax

Amortization of	$(1,554)	(a)	Salary and benefits
retirement plan items	139		Income tax expense
	$(1,415)		Net of tax
Total reclassifications for the period	$(1,332)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

11.   Leases

The Corporation leases certain branches under operating leases. At September 30, 2022, the Corporation had lease liabilities totaling $6,095,000 and right-of-use assets totaling $6,056,000 related to these leases. At December 31, 2021, the Corporation had lease liabilities totaling $6,218,000 and right-of-use assets totaling $6,197,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2022, the weighted average remaining lease term for operating leases was 9.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.19%.

The calculated amount of the lease liabilities and right-of-use assets are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Corporation’s lease agreements often include one or more options to renew at the Corporation’s discretion. If at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation will include the extended term in the calculation of the lease liability and right-of-use asset. Regarding the discount rate, the new standard requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The following table represents lease costs and other lease information. As the Corporation elected, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease costs were as follows:

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2022
Operating lease cost	$775
Short-term lease cost	148
Variable lease cost	11
Total lease cost	$934

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	742
Right-of-use assets obtained in exchange for new operating lease liabilities	59

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows:

(Dollar amounts in thousands)	September 30, 2022
Twelve Months Ended September 30,
2023	$949
2024	853
2025	818
2026	727
2027	685
Thereafter	2,790
Total Future Minimum Lease Payments	6,822
Amounts Representing Interest	(727)
Present Value of Net Future Minimum Lease Payments	$6,095

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

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Risks related to COVID-19 include the disruption of local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality; changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic; inaccuracy of the assumptions and estimates that the management of our Corporation makes in establishing reserves for probable credit losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic; and an increase in the rate of personal or commercial customers’ bankruptcies generally, and specifically as a result of the COVID-19 pandemic. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2021, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

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

Allowance for credit losses. The allowance for credit losses (ACL) represents management’s estimate of expected losses inherent within the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions, nonperforming loans, determination of acquired loans as purchase credit deteriorated, and reasonable and supportable forecasts. Loans are individually evaluated when they do not share risk characteristics with other loans in the respective pool. Loans evaluated individually are excluded from the collective evaluation. Management elected the collateral dependent practical expedient upon adoption of ASC 326. Expected credit losses on individually evaluated loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The ACL and allowance for unfunded commitments were $39.5 million and $2.1 million, respectively at September 30, 2022, compared to $48.3 million and $3.0 million, respectively at December 31, 2021. The $8.8 million decrease in the ACL was the result of several factors. The first was the annual model recalibration. Additionally, the qualitative factors were lower from the seasoning of the acquired loans, as well as lower qualitative factors, due to the sale of non farm non residential commercial loans in the third quarter. Finally, the reserve was impacted by improved portfolio performance. The qualitative amount of the reserve decreased $3.9 million to $10.4 million. The quantitative amount is $28.9 million at September 30, 2022, compared to $33.6 million at December 31, 2021. There was a $900 thousand decrease in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended September 30, 2022 was $18.1 million, compared to $16.1 million for the same period in 2021. Basic earnings per share increased to $1.50 for the third quarter of 2022 compared to $1.24 for the same period in 2021. Return on Assets and Return on Equity were 1.43% and 15.00% respectively, for the three months ended September 30, 2022 compared to 1.34% and 10.75% for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was $54.6 million, compared to $45.6 million for the same period in 2021. Basic earnings per share increased to $4.45 for the first nine months of 2022 compared to $3.42 for the same period in 2021. Return on Assets and Return on Equity were 1.43% and 14.14% respectively, for the nine months ended September 30, 2022, compared to 1.28% and 10.10% for the nine months ended September 30, 2021.

On November 5, 2021, the Corporation completed its acquisition of Hancock Bancorp, Inc. and its banking subsidiary, Hancock Bank and Trust Company. Therefore, the results of Hancock Bancorp have been included in the results of operations beginning on November 5, 2021. Pursuant to the terms of the merger agreement, each issued and outstanding share of Hancock Bancorp, Inc. common stock, issued and outstanding, was converted into the right to receive $18.38 per share in cash. The aggregate value of the transaction was $31.36 million. Acquisition-related costs of $1.2 million are included in the Corporation’s income statement for the year ended December 31, 2021.

On September 27, 2021, First Financial Corporation issued a press release announcing that its Board of Directors approved the merger of subsidiary, The Morris Plan Company of Terre Haute, into subsidiary, First Financial Bank N.A. The merger was effective on February 21, 2022. The merger resulted in increased efficiencies, which were recognized in the first quarter of 2022.

On October 31, 2022, First Financial Corporation issued a press release announcing plans to optimize its banking center network as part of a plan to improve operating efficiencies and accommodate changing customer preferences. Subject to regulatory requirements, over the next two quarters the Corporation will close and consolidated seven of its seventy-two branches. These consolidations are projected to save the Corporation approximately $1.5 million per year in operating expenses, commencing in the first quarter of 2023.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $7.1 million in the three months ended September 30, 2022 to $43.1 million from $36.0 million in the same period in 2021. The net interest margin for the three months ended September 30, 2022 is 3.71% compared to 3.22% for the same period in 2021, a 15.37% increase. Net interest income increased $14.8 million in the nine months ended September 30, 2022 to $121.4 million from $106.6 million in the same period in 2021. The net interest margin for the nine months ended September 30, 2022 is 3.44% compared to 3.24% for the same period in 2021. Interest rates increased significantly from 2021 to 2022, due to federal rate adjustments.

Non-Interest Income

Non-interest income for the three months ended September 30, 2022 was $12.1 million compared to $11.1 million for the same period of 2021. Non-interest income for the nine months ended September 30, 2022 was $36.1 million compared to $31.3 million for the same period in 2021. The change in non-interest income from 2021 to 2022 was primarily driven by a $4.0 million legal settlement received in February, 2022. The Corporation does not expect this income to reoccur. In addition gains from the sale of mortgage loans declined $1.0 million for the three months ended September 30, 2022 compared to September 30, 2021, and $2.6 million for the nine months ended September 30, 2022 compared to September 30, 2021.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2022 was $31.5 million compared to $28.5 million for the same period in 2021. The Corporation’s non-interest expense for the nine months ended September 30, 2022 increased $9.4 million to $93.5 million compared to the same period in 2021. The year-over-year changes are, in part, impacted by the acquisition of Hancock Bancorp in the fourth quarter of 2021.

Allowance for Credit Losses

The Corporation’s provision for credit losses increased to $1.1 million for the third quarter of 2022 as compared to $(1.5) million for the same period in 2021. Net charge-offs for the third quarter of 2022 were $3.0 million compared to $270 thousand for the same period of 2021. In 2021 the potential losses from the original CECL calculation were not realized, and the economy had shown improvements which allowed for the decrease in provision. The provision for loan losses decreased $1.5 million to $(4.8) million for the nine months ended September 30, 2022 compared to $(3.2) million for the same period in 2021. Net charge offs for the first nine months of 2022 increased $3.2 million to $4.1 million compared to the same period in 2021. The negative provision for the year was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to an acquisition, which management believed to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

On July 12, 2022, the Corporation sold seven classified non farm non residential commercial loans, which were acquired in the two acquisitions in 2019 and 2021, with a total principal balance of $14.9 million. The net recovery on the sale of $361 thousand includes the charge-off of the seven loans of $2,145 thousand, netted by the $2,072 thousand reserve on those loans, previously charged off in the period, and the $434 thousand unamortized discount remaining from the acquisitions. As the related charge offs were previously reserved for and related to acquired loans, the increase in net charge offs for the quarter does not have a significant impact on the future expected losses.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2022 was 20.61% compared to 20.07% for the same period in 2021.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain, (2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower, and (3) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $14.3 million at September 30, 2022 compared to $14.9 million at December 31, 2021. Nonperforming loans decreased 26.8% compared to $19.5 million as of September 30, 2021. A summary of non-performing loans at September 30, 2022 and December 31, 2021 follows:

	(000's)
	September 30, 2022	December 31, 2021
Non-accrual loans	$9,147	$9,590
Accruing restructured loans	3,465	3,897
Nonaccrual restructured loans	482	902
Accruing loans past due over 90 days	1,185	515
	$14,279	$14,904

Ratio of the allowance for credit losses as a percentage of non-performing loans	276.6%	324.1%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	(000's)
	September 30, 2022	December 31, 2021
Non-accrual loans
Commercial loans	$4,811	$4,991
Residential loans	2,314	3,049
Consumer loans	2,022	1,550
	$9,147	$9,590
Past due 90 days or more
Commercial loans	$238	$14
Residential loans	551	410
Consumer loans	396	91
	$1,185	$515

The CARES Act included a provision that permitted a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must have been (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not troubled debt restructurings under ASC Subtopic 310-40. This included short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. From the inception of the CARES Act through December 31, 2021, 1,242 loans totaling $172 million were modified, related to COVID-19, that were not considered troubled debt restructurings. 1,189 loans totaling $195 million have resumed normal scheduled payments. 113 remaining loans are still under a debt relief plan, which include no commercial loans that have been provided additional payment relief since the initial payment relief plan.

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2022. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 2.48% over the next 12 months and increase 5.21% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.71% over the next 12 months and decrease 7.45% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	(7.64)%	(15.41)%	(20.96)%
Down 100	(3.71)	(7.45)	(10.24)
Up 100	2.48	5.21	7.86
Up 200	2.00	7.44	12.84

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $18.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $117.8 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $6.7 million in securities to be called within the next 12 months. The Corporation also has unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis and several correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2022 to year-ended December 31, 2021, loans net of deferred loan costs, have increased $155 million to $3.0 billion. Deposits decreased 0.05% to $4.4 billion at September 30, 2022 compared to December 31, 2021. Shareholders’ equity decreased 24.71% or $144.0 million. This financial performance decreased book value per share 20.90% to $36.49 at September 30, 2022 from $46.13 at December 31, 2021. Comparing the first nine months of 2022 to the same period in 2021, loans, net of deferred loan costs, have increased $491 million to $3.0 billion. Deposits increased 9.4% to $4.4 billion at September 30, 2022 compared to September 30, 2021. Shareholders’ equity decreased 26.27% or $156.3 million. This financial performance decreased book value per share 21.06% to $36.49 at September 30, 2022 from $46.22 at September 30, 2021. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive income decreased $164.9 million primarily due to the market value of the securities portfolio, which reflected the large decrease in securities pricing.

As a Small Business Administration lender, we were well positioned to assist business customers in accessing funds available through the Paycheck Protection Program (“PPP”) implemented in April 2020. Through September 30, 2022, we processed approximately $272 million of approved PPP loans. The carrying value of these loans is $880 thousand as of September 30, 2022.

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

	September 30, 2022	December 31, 2021	To Be Well Capitalized
Common equity tier 1 capital
Corporation	13.69%	14.37%	N/A
First Financial Bank	12.00%	13.53%	—%
Total risk-based capital
Corporation	14.75%	15.63%	N/A
First Financial Bank	13.07%	14.78%	—%
Tier I risk-based capital
Corporation	13.69%	14.37%	N/A
First Financial Bank	12.00%	13.53%	—%
Tier I leverage capital
Corporation	10.33%	9.83%	N/A
First Financial Bank	8.99%	9.18%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2022 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2022	—	—	—	—
August 1-31, 2022	—	—	—	—
September 1-30, 2022	9,125	45.71	9,125	830,220
Total	9,125	45.71	9,125	830,220

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2022, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 29, 2022.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 by Principal Executive Officer, dated November 3, 2022.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 by Principal Financial Officer, dated November 3, 2022.
32.1

Certification, dated November 3, 2022, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2022.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2022, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 2, 2022	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date: November 2, 2022	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)