Form 10-K
period 2022-12-31
FIRST FINANCIAL CORP /IN/
filed 2023-03-08
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☑

As of June 30, 2022 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $490,666,197. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2023—12,065,888 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 19, 2023 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION

2021 ANNUAL REPORT ON FORM 10-K

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FIRST FINANCIAL CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, depositor services and insurance services through its two subsidiaries. At the close of business in 2022 the Corporation and its subsidiaries had 900 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates nine full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; one in Knox County, Ind.; two in Parke County, Ind.; one in Putnam County, Ind., three in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; three in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; two in Coles County, Ill.; two in Crawford County, Ill.; one in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; two in McLean County, Ill.; one in Richland County, Ill.; six in Vermilion County, Ill.; one in Wayne County, Ill; one in Breckinridge County, Kentucky; two in Calloway County, Ky; three in Christian County, Ky; two in Fulton County, Ky; two in Hancock County, Ky; two in Hopkins County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; two in Warren County, Ky; three in Cheatham County, Tennessee; one in Houston County, Tn; and three in Montgomery County, Tn. There are five loan production offices, one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation’s operations center and provides additional office space. FFB Risk Management Co., Inc. located in Las Vegas, Nevada is a captive insurance subsidiary which insures various liability and property damage policies for First Financial Corporation subsidiaries. JBMM, LLC and Fort Webb LP, LLC are both located in Christian County, Ky.

COMPETITION

First Financial Bank faces competition from other financial institutions. These competitors consist of commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions.

The Corporation’s business activities are centered in west-central Indiana, east-central Illinois, western Kentucky, and central Tennessee. The Corporation has no foreign activities.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including the Corporation and the Bank.

The Volcker Rule

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Corporation does not engage in the businesses prohibited by the Volcker Rule; therefore, the Volcker Rule does not have a material effect on the operations of the Corporation and its subsidiaries.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (the “CFPB”), created by the Dodd-Frank Act, is responsible for administering federal consumer financial protection laws. The CFPB, which began operations on July 21, 2011, is an independent bureau within the Federal Reserve and has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The CFPB also has data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices. Abusive acts or practices are defined as those that:

(1)	materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or
(2)	take unreasonable advantage of a consumer’s:
●	lack of financial savvy,
●	inability to protect himself in the selection or use of consumer financial products or services, or
●	reasonable reliance on a covered entity to act in the consumer’s interests.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the former capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation, may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The Corporation has no trust preferred securities.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes from former capital rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

●	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
●	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
●	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and
●	Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

Fully phased in on January 1, 2019, the Basel III Capital Rules require the Corporation and its banking subsidiaries to maintain:

●	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

●	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
●	a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and
●	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

●	7.00% CET1 to risk-weighted assets;
●	8.50% Tier 1 capital to risk-weighted assets; and
●	10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2022, are shown below:

●	13.58% CET1 to risk-weighted assets;
●	13.58% Tier 1 capital to risk-weighted assets;
●	14.61% Total capital to risk-weighted assets; and
●	10.78% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2022, are shown below:

●	12.09% CET1 to risk-weighted assets;
●	12.09% Tier 1 capital to risk-weighted assets;
●	13.14% Total capital to risk-weighted assets; and
●	9.50% leverage ratio.

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

The Corporation is a financial holding company (“FHC”) within the meaning of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). The GLB Act restricts the business of FHC’s to financial and related activities, and provides the following:

●	it allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;
●	it allows insurers and other financial services companies to acquire banks;
●	it removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and
●	it establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The deposits of the Bank are insured by the FDIC and are subject to the FDIC’s rules and regulations respecting the insurance of deposits. See “Deposit Insurance”.

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

The deposits of the Bank are insured up to the applicable limits under the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and was required to achieve this ratio by September 30, 2020.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC bases assessments on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. This may shift the burden of deposit premiums toward larger depository institutions which rely on funding sources other than U.S. deposits.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $2.0 million in 2022.

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

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

●	be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
●	not involve more than the normal risk of repayment or present other unfavorable features.

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

Dividends. Applicable law provides that a financial institution, such as the Bank, may pay dividends from its undivided profits in an amount declared by its Board of Directors, subject to prior regulatory approval if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year’s net income and retained earnings for the previous two calendar years.

Federal law generally prohibits the Bank from paying a dividend to the Corporation if it would thereafter be undercapitalized. The FDIC may prevent a financial institution from paying dividends if it is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

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

The Corporation believes that, as of December 31, 2022, the Bank was “well capitalized” based on the aforementioned ratios.

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

Interest and other charges collected or contracted by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations are also subject to federal and state laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act and state consumer protection laws governing disclosures of credit terms and prohibiting certain practices with regard to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act and other fair lending laws, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978 and Fair and Accurate Credit Transactions Act of 2003, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations also are subject to the:

●	Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and implement response programs for security breaches.
●	Electronic Funds Transfer Act and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking service.
●	Gramm-Leach-Bliley Act, Fair and Accurate Credit Transactions Act. The Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and the implementing regulations govern consumer financial privacy, provide disclosure requirements and restrict the sharing of certain consumer financial information with other parties.

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

As noted above, the new Bureau of Consumer Financial Protection has authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau has the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OCC and the FDIC, respectively, since the Bank does not meet this $10 billion asset level threshold.

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

Given the current economic environment, an economic recession or downturn is a greater risk than in previous years. An economic recession or a downturn in various markets could have the following adverse effects on our business:

•	A decrease in net interest income derived from our lending and deposit gathering activities;
•	A decrease in the demand of our loans and other products we offer;
•	A decrease in our deposit balances due to overall reductions in the number or value in client accounts;
•	A decrease in the value of collateral securing our loans
•	An increase in the level of nonperforming and classified loans;
•	An increase in provisions for credit losses and loan charge-offs; and
•	An increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

As a result of these potential economic conditions, our operating results could be negatively impacted.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation, with the consumer price index reaching approximately 6.5% in December 2022. In connection with elevated levels of inflation, the Federal Reserve Board raised the Effective Federal Funds Rate seven times in 2022, ultimately targeting an Effective Federal Funds Rate between 4.25% and 4.50% in December, 2022. Interest rates may continue to rise or otherwise stagnate at heightened levels in 2023 in an effort to account for continued levels of inflation. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. While we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Additionally, if interest rates continue to rise, we could see consumer sentiment shift and demand for loans may decrease which would impact our results of operations. Continued elevated levels of inflation could also increase volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

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

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions, may impact our operations. In addition, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, domestic civil unrest, protest, and other global or domestic conflicts may impact our operations as well. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Our participation in the SBA Paycheck Protection Program (“PPP”) exposes us to credit risk and regulatory enforcement risk, which could have a material adverse impact on our business, financial condition, and results of operations.

The Corporation was a participating lender in the PPP, a loan program administered through the SBA, which was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guaranteed 100% of the amounts loaned under the PPP The Corporation made total loans under the PPP program in the amount of $275.1 million, of which all has been forgiven by the SBA. The Corporation may be exposed to credit risk on a PPP loan (even if such loan has been forgiven) if a determination is made by the SBA that there is a deficiency in the manner in which these loans were originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Corporation.

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

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana, east central Illinois, western Kentucky, and middle and western Tennessee, and most of our customers are located in these markets. The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following, which may adversely affect our business:

•	an increase in loan delinquencies;
•	an increase in problem assets and foreclosures;
•	an increase in our allowance for credit losses;
•	a decrease in the demand for our products and services;
•	a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage;
•	a decrease in net worth and liquidity of loan guarantors, which may impair their ability to honor guarantees made to us; and
•	a decrease in deposits balances.

Changes to the London Inter-Bank Offered Rate (“LIBOR”) may adversely impact the value of, and the return on, our financial instruments that are indexed to LIBOR.

The Corporation is continuing to evaluate the impacts of the phase out of LIBOR. Management has determined to initially replace LIBOR as an index for any new adjustable-rate loans with the Secured Overnight Finance Rate (“SOFR”). However, the transition from LIBOR could create considerable costs and additional risk for us. Since SOFR is calculated differently, payments under contracts indexed to new rates will differ from those indexed to LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Further, our failure to adequately manage this transition process with our customers could impact our reputation and may subject us to disputes or litigation with our customers over the appropriateness or comparability to LIBOR of the substitute indices. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, any market-wide transition away from LIBOR could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, approximately 58.8% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business and could be impacted by a recession or economic downturn. These loans are more likely to be adversely affected by weak conditions in the economy. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

As of December 31, 2022, the Corporation had $93.7 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The Corporation relies on dividends from its subsidiaries for most of its revenue.

The Corporation is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock and interest and principal on the Corporation’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations, or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Risks Related to the Legal and Regulatory Environment

We operate in a highly regulated environment and the regulatory framework to which we are subject may adversely affect our results of operations.

The Corporation, and the Bank operate in a highly regulated environment and we are subject to extensive regulation, supervision, and examination by the Federal Reserve, the OCC, and the FDIC and DFI, respectively. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not our shareholders. Further, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and to commit resources to support our subsidiary banks if needed. This regulatory framework affects our lending practices, capital structure, investment practices, and growth, among other things.

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

General market price declines or market volatility in the future could adversely affect the price of the Corporation’s common stock and may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. The Corporation’s common stock price can fluctuate significantly in response to a variety of factors, including:

•	announcements and news reports relating to the Corporation’s business and trends, concerns, and other issues in the financial services industry generally;
•	fluctuations in the Corporation’s results of operations;
•	sales or purchases of substantial amounts of the Corporation’s securities in the marketplace;
•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections;
•	actual or expected economic conditions that are perceived to affect the Corporation, such as changes in real estate values or interest rates;
•	perceptions in the marketplace regarding the Corporation and/or our competitors;
•	new technology used, or services offered, by competitors;
•	changes in applicable government regulation;
•	macroeconomic and geopolitical factors discussed in this Risk Factors section; and
•	the Corporation’s announcement of new acquisitions or other projects.

As such, the market price of the Corporation’s common stock may not accurately reflect the underlying value of the stock, and investors should consider this before relying on the market prices of the Corporation’s common stock when making an investment decision.

Future capital needs could result in dilution of shareholder investment.

Our board of directors may determine from time to time there is a need to or, if our or the Bank’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 12,051,964 shares were outstanding as of December 31, 2022, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and an office in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2027. The banking center in Mahomet is leased and the lease expires on June 4, 2024. The banking center in Urbana is held in fee.

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

Facilities of the Corporation’s banking center in Breckinridge County includes an office in Cloverport, Kentucky. The building is held in fee.

Facilities of the Corporation’s banking center in Calloway County include two offices in Murray, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Christian County include three offices in Hopkinsville, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Fulton County include two offices in Fulton, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Hancock County include an office in Hawesville, Kentucky, and an office in Lewisport, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Hopkins County include two offices in Madisonville, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Marshall County include an office in Benton, Kentucky, and an office in Calvert City, Kentucky. The buildings are held in fee.

Facilities of the Corporation’s banking center in Todd County include an office in Elkton, Kentucky. The building is held in fee.

Facilities of the Corporation’s banking center in Trigg County include an office in Cadiz, Kentucky. The building is held in fee.

Facilities of the Corporation’s banking center in Warren County include two offices in Bowling Green, Kentucky. A banking center in Bowling Green is leased and the lease expires on September 30, 2023. The other building is held in fee.

Facilities of the Corporation’s banking center in Cheatham County include an office in Ashland City, Tennessee, an office in Kingston Springs, Tennessee, and an office in Pleasant View, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Houston County include an office in Erin, Tennessee. The building is held in fee.

Facilities of the Corporation’s banking center in Montgomery County include three offices in Clarksville, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s loan production offices, include an office in Bloomington, Indiana, an office in Carmel, Indiana, an office in Evansville, Indiana, an office in Murfreesboro, Tennessee, and an office in Brentwood, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are January 31, 2024, April 30, 2028, August 15, 2025, February 28, 2026, and September 30, 2026.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2023 shareholders owned 12,065,888 shares of the Corporation’s common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2023, approximately 7,115 shareholders of record held our common stock.

Historically, the Corporation has paid cash dividends semi-annually and currently expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2022 and 2021.

	2022			2021
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$46.75	$43.09		$46.31	$38.30
June 30	$45.16	$41.42	$0.54	$45.62	$40.73	$0.53
September 30	$48.76	$42.94		$42.21	$38.33
December 31	$49.26	$44.82	$0.74	$45.29	$41.96	$0.63

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 15.20%. During this same period, the return on The Russell 2000 Index was 22.41% and the SNL Index of Banks $1 - $5 Billion had a return of 14.88%.

Total Return Performance
First Financial Corporation
Russell 2000 Index
S&P Regional Banks Select Industry Index
Index Value
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
First Financial Corporation	100.00	90.59	105.80	92.32	110.29	115.20
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
SNL Bank $1B-$5B	100.00	81.23	103.68	96.33	134.76	114.88

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 685,726 shares may be repurchased. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 652,411 shares may be repurchased. On April 21, 2022 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 10% of the Corporation’s outstanding shares of common stock, or 1,243,531 shares may be repurchased. There were 626,574 and 981,132 purchases of common stock by the Corporation during the years ended December 31, 2022 and December 31, 2021. The Corporation contributed 29,966 shares of treasury stock to the ESOP in November of 2022. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter ended December 31, 2022.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
October 1-31, 2022	—	—	—	—
November 1-30, 2022	—	—	—	—
December 1-31, 2022	—	—	—	—
Total	—	—	—	830,220

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2022	2021	2020	2019	2018
BALANCE SHEET DATA
Total assets	$4,989,281	$5,175,099	$4,560,520	$4,023,250	$3,008,718
Securities	1,330,481	1,359,514	1,020,744	926,717	784,916
Loans	3,067,438	2,815,895	2,610,294	2,656,390	1,953,988
Deposits	4,368,871	4,409,569	3,755,945	3,275,357	2,436,727
Borrowings	80,464	109,311	121,920	111,092	69,656
Shareholders’ equity	475,293	582,576	596,992	557,608	442,701
INCOME STATEMENT DATA
Interest income	183,301	152,198	160,485	149,121	126,224
Interest expense	18,259	8,797	14,139	17,469	9,645
Net interest income	165,042	143,401	146,346	131,652	116,579
Provision for credit losses	(2,025)	2,466	10,528	4,700	5,768
Other income	46,716	42,084	42,476	38,452	38,206
Other expenses	126,023	117,406	112,758	104,405	91,289
Net income	71,109	52,987	53,844	48,872	46,583
PER SHARE DATA:
Net Income	5.82	4.02	3.93	3.80	3.80
Cash dividends	1.17	1.06	1.04	1.03	1.02
PERFORMANCE RATIOS:
Return on average assets	1.41%	1.10%	1.25%	1.42%	1.57%
Return on average shareholders’ equity	14.37	8.87	9.07	9.83	10.98
Average total capital to average assets	10.64	13.36	14.31	15.05	14.93
Average shareholders’ equity to average assets	9.81	12.41	13.77	14.46	14.25
Dividend payout	21.68	28.22	26.58	27.69	26.85

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The ACL and allowance for unfunded commitments were $39.8 million and $2.1 million, respectively at December 31, 2022, compared to $48.3 million and $3.0 million, respectively at December 31, 2021. The $8.5 million decrease in the ACL was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Additionally, the qualitative factors for uncertainty were lowered due to the seasoning of the acquired loans, and as well as lower qualitative factors, due to the sale of non farm non residential commercial loans in the third quarter. Finally, the reserve was impacted by improved portfolio performance. The qualitative amount of the reserve decreased $3.3 million to $11.0 million. The quantitative amount is $28.6 million at December 31, 2022, compared to $33.6 million at December 31, 2021. There was a $900 thousand decrease in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

Based on management’s analysis of the current portfolio, management believes the allowance is adequate. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for credit losses and the associated provision for credit losses. As management monitors these changes, as well as those factors discussed above, adjustments may be recorded to the allowance for credit losses and the associated provision for credit losses in the future.

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2022.

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

Management believes the accounting estimates related to the allowance for credit losses, valuation of investment securities and the valuation of goodwill are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, valuation assumptions, and economic conditions, and (2) the impact of recognizing an impairment or credit loss could have a material effect on the Corporation’s assets reported on the balance sheet as well as net income.

RESULTS OF OPERATIONS - SUMMARY FOR 2022

COMPARISON OF 2022 TO 2021

Net income for 2022 was $71.1 million, or $5.82 per share versus $53.0 million, or $4.02 per share for 2021. The increase in 2022 net income is primarily due to increased interest rates and growth in earning assets. Return on average assets at December 31, 2022 increased 28.18% to 1.41% compared to 1.10% at December 31, 2021.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation’s earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2022 to $165.0 million compared to $143.4 million in 2021. Total average interest earning assets increased to $4.80 billion in 2022 from $4.61 billion in 2021. The tax-equivalent yield on these assets increased to 3.92% in 2022 from 3.39% in 2021. Total average interest-

bearing liabilities increased to $3.61 billion in 2022 from $3.43 billion in 2021. The average cost of these interest-bearing liabilities increased to 0.51% in 2022 from 0.26% in 2021.

The net interest margin increased from 3.20% in 2021 to 3.54% in 2022. Earning asset yields increased 53 basis points while the rate on interest-bearing liabilities increased by 25 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$2,884,053	147,398	5.11%	$2,602,344	128,978	4.96%	$2,702,225	138,302	5.12%
Taxable investment securities	981,453	21,014	2.14%	890,563	13,110	1.47%	689,203	13,625	1.98%
Tax-exempt investments (2)	451,228	14,216	3.15%	387,935	13,544	3.49%	322,121	12,731	3.95%
Cash and due from banks	479,854	5,224	1.09%	726,412	888	0.12%	—	—	—%
Federal funds sold	3,893	106	2.72%	4,487	42	0.94%	1,245	71	5.70%
Total interest-earning assets	4,800,481	187,958	3.92%	4,611,741	156,562	3.39%	3,714,794	164,729	4.43%
Non-interest earning assets:
Cash and due from banks	—			—			370,883
Premises and equipment, net	68,911			64,787			63,145
Other assets	216,592			183,589			187,415
Less allowance for loan losses	(41,997)			(45,767)			(23,318)
TOTALS	$5,043,987			$4,814,350			$4,312,919
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$3,034,430	13,483	0.44%	$2,799,227	2,751	0.10%	$2,282,750	4,424	0.19%
Time deposits	483,038	3,260	0.67%	520,885	5,407	1.04%	589,975	8,377	1.42%
Short-term borrowings	83,959	1,243	1.48%	99,805	387	0.39%	90,613	568	0.63%
Other borrowings	13,175	273	2.07%	7,562	252	3.33%	18,335	770	4.20%
Total interest-bearing liabilities:	3,614,602	18,259	0.51%	3,427,479	8,797	0.26%	2,981,673	14,139	0.47%
Non interest-bearing liabilities:
Demand deposits	891,042			717,764			660,011
Other	43,506			71,738			77,444
	4,549,150			4,216,981			3,719,128
Shareholders' equity	494,837			597,369			593,791
TOTALS	$5,043,987			$4,814,350			$4,312,919
Net interest earnings		$169,699			$147,765			$150,590
Net yield on interest- earning assets			3.54%			3.20%			4.05%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2022 to 2021 and 2021 to 2020.

	2022 Compared to 2021 Increase				2021 Compared to 2020 Increase
	(Decrease) Due to				(Decrease) Due to
			Volume/				Volume/
(Dollar amounts in thousands)	Volume	Rate	Rate	Total	Volume	Rate	Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$13,962	$4,023	$436	$18,421	$(5,112)	$(4,374)	$162	$(9,324)
Taxable investment securities	1,338	5,958	608	7,904	3,981	(3,479)	(1,017)	(515)
Tax-exempt investment securities (2)	2,210	(1,322)	(216)	672	2,600	(1,484)	(303)	813
Cash and due from banks	(301)	7,020	(2,383)	4,336	—	—	888	888
Federal funds sold	(6)	80	(11)	63	185	(59)	(155)	(29)
Total interest income	$17,203	$15,759	$(1,566)	$31,396	$1,654	$(9,396)	$(425)	$(8,167)
Interest paid on interest-bearing liabilities:
Transaction accounts	231	9,687	814	10,732	1,001	(2,181)	(493)	(1,673)
Time deposits	(393)	(1,892)	137	(2,148)	(981)	(2,253)	264	(2,970)
Short-term borrowings	(61)	1,091	(173)	857	58	(217)	(22)	(181)
Other borrowings	187	(95)	(71)	21	(452)	(159)	93	(518)
Total interest expense	(36)	8,791	707	9,462	(374)	(4,810)	(158)	(5,342)
Net interest income	$17,239	$6,968	$(2,273)	$21,934	$2,028	$(4,586)	$(267)	$(2,825)

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which uses an economic forecast that includes the impact of the COVID-19 pandemic. For the year ended December 31, 2022, the negative provision for credit losses was $2.0 million, a decrease of $4.5 million, or 182%, compared to 2021. The negative provision for the year was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to acquisition uncertainty, which management believes to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Net charge-offs for 2022 were $6.5 million as compared to $2.6 million for 2021 and $3.5 million for 2020. Non-accrual loans, excluding TDR’s, decreased to $8.5 million at December 31, 2022 from $9.6 million at December 31, 2021. Loans past due 90 days and still on accrual increased to $1.1 million compared to $515 thousand at December 31, 2021. On July 12, 2022, the Corporation sold seven classified non-farm nonresidential commercial loans, which were acquired in the two acquisitions in 2019 and 2021, with a total principal balance of $14.9 million. The net recovery on the sale of $361 thousand includes the charge-off of the seven loans of $2,145 thousand, netted by the $2,072 thousand reserve on those loans, previously charged off in the period, and the $434 thousand unamortized discount remaining from the acquisitions. As the related charge offs were previously reserved for and related to acquired loans, the increase in net charge offs for the year does not have a significant impact on the future expected losses.

NON-INTEREST INCOME

Non-interest income of $46.7 million increased $4.6 million from the $42.1 million earned in 2021. The change in non-interest income from 2021 to 2022 was primarily driven by a $4.0 million legal settlement received in February, 2022, and a $2.5 million bank owned life insurance mortality payment. The Corporation does not expect these items to reoccur.

NON-INTEREST EXPENSES

Non-interest expenses increased to $126.0 million in 2022 from $117.4 million in 2021. The year-over-year changes are, in part, impacted by the acquisition of Hancock Bancorp in the fourth quarter of 2021.

INCOME TAXES

The Corporation’s federal income tax provision was $16.7 million in 2022 compared to $12.6 million in 2021. The overall effective tax rate in 2022 of 19.0% decreased as compared to a 2021 effective rate of 19.2%.

COMPARISON OF 2021 TO 2020

Net income for 2021 was $53.0 million, or $4.02 per share versus $53.8 million, or $3.93 per share for 2020. The decrease in

2021 net income is due to increased expenses from the Hancock acquisition, as well as declining interest rates.

Net interest income decreased $2.9 million in 2021 compared to 2020. The provision for credit losses decreased $8.0 million from $10.5 million in 2020 to $2.5 million in 2021. Non-interest expenses increased $4.6 million and non-interest income decreased $392 thousand. The increase in non-interest expenses was largely due to the acquisition of HopFed, Inc.

The provision for income taxes increased $934 thousand from 2020 to 2021 and the effective tax rate increased to 19.2% in 2021 from 17.8% in 2020. The increase is primarily due to increase of general business tax credits benefits earned in 2020.

COMPARISON AND DISCUSSION OF 2022 BALANCE SHEET TO 2021

The Corporation’s total assets decreased 3.6% or $185.8 million at December 31, 2022, from a year earlier. Available-for-sale securities decreased $29.0 million at December 31, 2022, from the previous year. Loans, net increased by $260.1 million to $3.03 billion. Deposits decreased $40.7 million while borrowings decreased by $28.8 million. Total shareholders’ equity decreased $107.3 million to $475.3 million at December 31, 2022. Accumulated other comprehensive income decreased $137.6 million primarily due to the market value of the securities portfolio, which reflected the large decrease in securities pricing. In 2022 dividends paid by the Corporation totaled $1.17 per share. There were also 29,966 shares from the treasury with a value of $1.45 million that were contributed to the ESOP plan in 2022 compared to 31,355 shares with a value of $1.40 million in 2021.

Following is an analysis of the components of the Corporation’s balance sheet.

SECURITIES

The Corporation’s investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2022 the portfolio’s balance decreased by 2.1%. The average life of the portfolio increased from 5.0 years in 2021 to 6.9 years in 2022. The portfolio structure will continue to provide cash flows to be reinvested during 2023.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2022
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$5,066	1.91%	$22,871	2.05%	$37,360	3.91%	$666,045	2.44%	$731,342
Collateralized mortgage obligations (1)	11	1.66%	6,473	2.18%	7,727	2.70%	189,274	2.47%	203,485
States and political subdivisions	5,018	3.58%	31,550	2.80%	76,442	2.70%	279,658	2.62%	392,668
Collateralized debt obligations	—	—%	—	—%	—	—%	2,986	—%	2,986
TOTAL	$10,095	2.74%	$60,894	2.45%	$121,529	3.07%	$1,137,963	2.48%	$1,330,481
(1)	Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2021
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$12,784	2.37%	$28,466	1.84%	$42,881	3.96%	$678,295	2.15%	$762,426
Collateralized mortgage obligations (1)	3,449	2.17%	688	3.79%	7,516	2.15%	163,352	2.32%	175,005
States and political subdivisions	5,358	3.27%	34,438	2.97%	75,506	2.68%	303,422	2.57%	418,724
Collateralized debt obligations	—	—%	—	—%	—	—%	3,359	—%	3,359
TOTAL	21,591	2.56%	63,592	2.47%	125,903	3.08%	1,148,428	2.28%	1,359,514
(1)	Distribution of maturities is based on the estimated life of the asset.

Net unrealized gain/loss on available for sale securities decreased $188.1 million from a net unrealized gain of $19.9 million in 2021 to a net unrealized loss of $168.2 million in 2022. This decrease was primarily due to the significant decline in the markets in 2022. The decrease is not related to credit, but due to interest rates. The Corporation does not expect realized losses, as there is no intent to sell at a loss.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2022 are set forth in the following analyses.

(Dollar amounts in thousands)	2022	2021	2020	2019	2018
Loan Category
Commercial	$1,798,260	$1,674,066	$1,521,711	$1,584,447	$1,166,352
Residential	673,464	664,509	604,652	682,077	443,670
Consumer	588,539	474,026	479,750	386,006	341,041
TOTAL	$3,060,263	$2,812,601	$2,606,113	$2,652,530	$1,951,063

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$642,069	$769,205	$386,986	$1,798,260
TOTAL
Residential				673,464
Consumer				588,539
TOTAL				$3,060,263
Loans maturing after one year with:
Fixed interest rates		$387,285	$344,771
Variable interest rates		381,920	42,215
TOTAL		$769,205	$386,986

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation’s allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2022	2021	2020	2019	2018
Amount of loans outstanding at December 31,	$3,060,263	$2,812,601	$2,606,113	$2,652,530	$1,951,063
Average amount of loans by year	$2,884,053	$2,602,344	$2,702,225	$2,270,313	$1,855,092
Allowance for credit losses at beginning of year	$48,305	$44,076	$19,943	$20,436	$19,909
Loans charged off:
Commercial	3,917	2,158	1,097	2,616	1,122
Residential	657	812	944	1,050	841
Consumer	11,132	5,246	6,355	7,007	6,868
Total loans charged off	15,706	8,216	8,396	10,673	8,831
Recoveries of loans previously charged off:
Commercial	2,062	1,069	856	1,092	606
Residential	759	616	657	1,360	639
Consumer	6,384	3,884	3,404	3,028	2,345
Total recoveries	9,205	5,569	4,917	5,480	3,590
Net loans charged off	6,501	2,647	3,479	5,193	5,241
Provision charged to expense	(2,025)	2,466	10,528	4,700	5,768
CECL adoption	—	—	17,084	—	—
PCD ACL on acquired loans	—	4,410	—	—	—
Balance at end of year	$39,779	$48,305	$44,076	$19,943	$20,436
Ratio of net charge-offs during period to average loans outstanding	0.23%	0.10%	0.13%	0.23%	0.22%

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

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans decreased to 1.30% at year-end 2022 compared to 1.72%

at year-end 2021. The decrease was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to acquisition uncertainty, which management believes to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. The declines in historical loss rates were offset by increased qualitative factors due to the concerns of continuing inflation and overall economic conditions during the year, exclusive of the recalibration items noted above. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. Non-performing loans of $13.4 million at December 31, 2022 decreased from $14.9 million at December 31, 2021.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020	2019	2018
Commercial	$12,949	$18,883	$13,925	$8,945	$9,848
Residential	14,568	18,316	19,142	1,302	1,313
Consumer	12,104	10,721	11,009	8,304	7,481
Unallocated	158	385	—	1,392	1,794
TOTAL ALLOWANCE FOR CREDIT LOSSES	$39,779	$48,305	$44,076	$19,943	$20,436

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation’s policy to discontinue the accrual of interest on loans where, in management’s opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans, loans which have been restructured to provide for a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower and those loans which are past due more than 90 days where the Corporation continues to accrue interest. Restructured loans decreased in 2022 and increased in 2021 due to the decreased number and balance of loans added combined with the continued receipt of payments in accordance with the restructuring terms. Additional information regarding restructured loans is available in the footnotes to the financial statements.

	2022	2021	2020	2019	2018
Non-accrual loans	$11,554	$9,590	$15,367	$9,535	$10,974
Accruing restructured loans	3,390	3,897	3,052	3,318	3,702
Nonaccrual restructured loans	413	902	1,154	876	1,104
Accruing loans past due over 90 days	1,119	515	2,324	1,610	798
	$16,476	$14,904	$21,897	$15,339	$16,578

Ratio of the allowance for credit losses as a percentage of non-performing loans	296.8%	324.1%	226.8%	130.0%	123.0%

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 296.79% at December 31, 2022, compared to 324.11% in 2021. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2022 and 2021:

	2022		2021
Non-accrual loans
Commercial loans	$4,874	42%	$4,991	52%
Residential loans	3,715	32%	3,049	32%
Consumer loans	2,965	26%	1,550	16%
	$11,554	100%	$9,590	100%
Past due 90 days or more
Commercial loans	$112	10%	$14	3%
Residential loans	1,007	90%	410	79%
Consumer loans	—	—%	91	18%
	$1,119	100%	$515	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2022, 2021 and 2020.

	2022		2021		2020
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$891,042		$717,764		$660,011
Interest-bearing demand deposits	1,511,232	0.65%	1,309,682	0.15%	1,061,745	0.27%
Savings deposits	1,523,198	0.24%	1,489,545	0.05%	1,221,005	0.12%
Time deposits: $100,000 or more	172,916	1.15%	214,976	1.36%	260,314	1.88%
Other time deposits	310,122	0.41%	305,909	0.81%	329,661	1.05%
TOTAL	$4,408,510		$4,037,876		$3,532,736

The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2022, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$28,290
Over 3 through 6 months	30,310
Over 6 through 12 months	56,504
Over 12 months	48,446
TOTAL	$163,550

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $9.6 million in 2022 compared to $15.9 million in 2021. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements (“Regulatory Matters”), the Corporation’s subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2022.

First Financial Corporation’s objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation’s management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation’s dividend payout ratio for 2022 and 2021 was 21.7% and 28.2%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation’s estimated sensitivity profile as of December 31, 2022. The change in interest rates assumes a parallel shift in interest rates of 100 and 200 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.94% over the next 12 months and increase 4.64% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 3.30% over the next 12 months and decrease 6.74% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 200	(6.75)%	(13.97)%	(19.42)%
Down 100	(3.30)	(6.74)	(9.45)
Up 100	1.94	4.64	7.30
Up 200	1.15	6.56	11.91

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $10.1 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $114.0 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $11.2 million in securities to be called within the next 12 months.

The Corporation also has additional sources of liquidity available through secured and unsecured borrowing capacity. These include upstream correspondents, the Federal Home Loan Bank, and the Federal Reserve Bank.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The Corporation has obligations on deposits as described in Note 10 to the consolidated financial statements.

The Corporation has obligations on borrowings as described in Notes 11 and 12 to the consolidated financial statements.

The Corporation has obligations under its pension, supplemental executive retirement plan and post-retirement medical benefits plan as described in Note 16 to the consolidated financial statements.

The Corporation has lease obligations on certain branch properties and equipment as described in Note 8 to the consolidated financial statements.

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2022. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total
	Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$820,027	$303,554	$516,473
Commercial letters of credit	7,834	7,834	—

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2022, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

Crowe LLP (PCAOB ID: 173) , independent registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2022 and has issued a report dated March 8, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation

Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As discussed in Notes 1, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Provision for credit loss expense for the year ending December 31, 2022 was $(2.0) million and the Allowance for Credit Losses at December 31, 2022 was $39.8 million.

The Company utilizes the cohort or open pool methodology for determining the allowance for credit losses on loans.  The open pool methodology identifies and captures the balance of a pool of loans with similar risk characteristics, as of a particular point in time to form a cohort. The methodology then tracks the respective losses generated by that cohort of loans over their remaining lives. When past performance may not be representative of future losses, the historical loss experience is supplemented with other current factors based on the risks present for each portfolio segment.  These current factors include changes in lending policies or procedures, asset specific risks, and economic uncertainty in forward-looking forecasts.  Economic indicators that are used in determining the economic forecast factors include unemployment rate, gross domestic product, housing starts and interest rates.

The allowance for credit losses on loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the determination process. The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
●	Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
●	Significant audit effort to test the relevance and reliability of the critical data used in the methodology.

The primary procedures performed to address this critical audit matter included:

●	Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, relevance and reliability of data used in the model, charge-off approval, information systems and model validation
●	Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation
●	Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
●	Testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness.

/s/ Crowe LLP
Crowe LLP

We have served as the Corporation’s auditor since 1999.

Indianapolis, Indiana

March 8, 2023

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Cash and due from banks	$222,517	$688,027
Federal funds sold	9,374	308
Securities available-for-sale	1,330,481	1,359,514
Loans:
Commercial	1,798,260	1,674,066
Residential	673,464	664,509
Consumer	588,539	474,026
	3,060,263	2,812,601
(Less) plus:
Net deferred loan (fees)/costs	7,175	3,294
Allowance for credit losses	(39,779)	(48,305)
	3,027,659	2,767,590
Restricted stock	15,378	16,200
Accrued interest receivable	21,288	16,946
Premises and equipment, net	66,147	69,522
Bank-owned life insurance	115,704	116,997
Goodwill	86,985	86,135
Other intangible assets	6,714	8,024
Other real estate owned	337	108
Other assets	86,697	45,728
TOTAL ASSETS	$4,989,281	$5,175,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$857,920	$914,933
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	50,608	74,015
Other interest-bearing deposits	3,460,343	3,420,621
	4,368,871	4,409,569
Short-term borrowings	70,875	93,374
Other borrowings	9,589	15,937
Other liabilities	64,653	73,643
TOTAL LIABILITIES	4,513,988	4,592,523
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares-40,000,000 Issued shares-16,114,992 in 2022 and 16,096,313 in 2021 Outstanding shares-12,051,964 in 2022 and 12,629,893 in 2021	2,012	2,009
Additional paid-in capital	143,185	141,979
Retained earnings	614,829	559,139
Accumulated other comprehensive income/(loss)	(139,974)	(2,426)
Less: Treasury shares at cost-4,063,028 in 2022 and 3,466,420 in 2021	(144,759)	(118,125)
TOTAL SHAREHOLDERS’ EQUITY	475,293	582,576
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,989,281	$5,175,099

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020

INTEREST INCOME:
Loans, including related fees	$146,295	$128,000	$137,241
Securities:
Taxable	21,014	13,110	12,979
Tax-exempt	9,974	8,762	7,952
Other	6,018	2,326	2,313
TOTAL INTEREST INCOME	183,301	152,198	160,485
INTEREST EXPENSE:
Deposits	16,743	8,158	12,801
Short-term borrowings	1,243	387	568
Other borrowings	273	252	770
TOTAL INTEREST EXPENSE	18,259	8,797	14,139
NET INTEREST INCOME	165,042	143,401	146,346
Provision for credit losses	(2,025)	2,466	10,528
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	167,067	140,935	135,818
NON-INTEREST INCOME:
Trust and financial services	5,155	5,255	4,838
Service charges and fees on deposit accounts	27,540	24,700	21,809
Other service charges and fees	665	1,163	1,888
Securities gains, net	3	114	233
Interchange income	559	438	344
Loan servicing fees	1,554	1,849	1,715
Gain on sales of mortgage loans	1,994	5,003	6,626
Other	9,246	3,562	5,023
TOTAL NON-INTEREST INCOME	46,716	42,084	42,476
NON-INTEREST EXPENSE:
Salaries and employee benefits	65,555	64,474	61,931
Occupancy expense	9,764	8,774	8,202
Equipment expense	12,391	10,174	10,568
FDIC Expense	2,327	1,294	316
Other	35,986	32,690	31,741
TOTAL NON-INTEREST EXPENSE	126,023	117,406	112,758
INCOME BEFORE INCOME TAXES	87,760	65,613	65,536
Provision for income taxes	16,651	12,626	11,692
NET INCOME	71,109	52,987	53,844
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(144,570)	(18,488)	19,269
Change in funded status of post retirement benefits, net of taxes	7,022	6,298	(2,004)
COMPREHENSIVE INCOME (LOSS)	$(66,439)	$40,797	$71,109
PER SHARE DATA
Basic and Diluted Earnings per Share	$5.82	$4.02	$3.93
Weighted average number of shares outstanding (in thousands)	12,211	13,190	13,716

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2020	$2,005	139,694	481,572	(7,501)	(68,645)	$547,125
Net income	—	—	53,844	—	—	53,844
Other comprehensive income (loss)	—	—	—	17,265	—	17,265
Omnibus Equity Incentive Plan, net	2	818	—	—	—	820
Treasury stock purchases (242,031 shares)	—	—	—	—	(9,220)	(9,220)
Contribution of 39,029 shares to ESOP	—	308	—	—	1,163	1,471
Cash Dividends, $1.05 per share	—	—	(14,313)	—	—	(14,313)
Balance, December 31, 2020	2,007	140,820	521,103	9,764	(76,702)	596,992
Net income	—	—	52,987	—	—	52,987
Other comprehensive income (loss)	—	—	—	(12,190)	—	(12,190)
Omnibus Equity Incentive Plan, net	2	805	—	—	—	807
Treasury stock purchases (981,132 shares)	—	—	—	—	(42,471)	(42,471)
Contribution of 31,355 shares to ESOP	—	354	—	—	1,048	1,402
Cash Dividends, $1.16 per share	—	—	(14,951)	—	—	(14,951)
Balance, December 31, 2021	2,009	141,979	559,139	(2,426)	(118,125)	582,576
Net income	—	—	71,109	—	—	71,109
Other comprehensive income (loss)	—	—	—	(137,548)	—	(137,548)
Omnibus Equity Incentive Plan, net	3	822	—	—	—	825
Treasury stock purchases (626,574 shares)	—	—	—	—	(27,701)	(27,701)
Contribution of 29,966 shares to ESOP	—	384	—	—	1,067	1,451
Cash Dividends, $1.28 per share	—	—	(15,419)	—	—	(15,419)
Balance, December 31, 2022	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$71,109	$52,987	$53,844
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	6,551	8,433	7,184
Provision for credit losses	(2,025)	2,466	10,528
Securities gains	(3)	(114)	(233)
Depreciation and amortization	6,111	6,154	6,092
Provision for deferred income taxes	(3,150)	(1,568)	(3,768)
Net change in accrued interest receivable	(4,342)	982	1,566
Contribution of shares to ESOP	1,451	1,402	1,471
Restricted stock compensation	825	807	820
Gain on sale of mortgage loans	(1,994)	(5,003)	(6,626)
(Gain) Loss on sale of other real estate	55	18	(761)
Origination of loans held for sale	(65,412)	(115,144)	(165,524)
Proceeds from loans held for sale	69,946	123,079	170,834
Other, net	(335)	(19,432)	1,998
NET CASH FROM OPERATING ACTIVITIES	78,787	55,067	77,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	9,369	28,161
Calls, maturities and principal reductions on securities available-for-sale	179,597	262,209	260,631
Purchases of securities available-for-sale	(345,201)	(589,802)	(365,998)
Proceeds from loans sold previously classified as portfolio loans	12,802	—	—
Loans made to customers, net of repayment	(271,503)	31,628	53,144
Net change in federal funds sold	(9,066)	10,463	7,199
Purchase of bank owned life insurance	—	(10,000)	—
Redemption of restricted stock	1,871	—	600
Purchase of restricted stock	(1,049)	(25)	(18)
Cash received (disbursed) from acquisitions	—	(23,092)	—
Proceeds from sales of other real estate owned	286	929	3,941
Additions to premises and equipment	(1,426)	(3,835)	(3,908)
NET CASH FROM INVESTING ACTIVITIES	(433,689)	(312,156)	(16,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(39,547)	367,985	481,728
Net change in short-term borrowings	(22,499)	(22,687)	35,942
Dividends paid	(14,459)	(14,181)	(14,273)
Purchase of treasury stock	(27,701)	(42,471)	(9,220)
Proceeds from other borrowings	—	—	16,700
Repayments on other borrowings	(6,402)	(1,000)	(42,010)
NET CASH FROM FINANCING ACTIVITIES	(110,608)	287,646	468,867
NET CHANGE IN CASH AND CASH EQUIVALENTS	(465,510)	30,557	530,044
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	688,027	657,470	127,426
CASH AND DUE FROM BANKS, END OF PERIOD	$222,517	$688,027	$657,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$18,463	$9,144	$14,845
Income Taxes	$13,525	$15,025	$7,549

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiaries, First Financial Bank, N.A., headquartered in Vigo County, Indiana, and FFB Risk Management Co., Inc., a captive insurance subsidiary headquartered in Las Vegas, Nevada. Inter-company transactions and balances have been eliminated.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2022, $1.0 billion of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements. First Financial Bank also has wholly-owned subsidiaries JBMM, LLC and Fort Webb LP, LLC.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its four subsidiaries. The Corporation’s primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 78 branches in west-central Indiana, east-central Illinois, western Kentucky, and central Tennessee. First Financial Bank is the largest bank in Vigo County. It operates nine full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; one in Knox County, Indiana; two in Parke County, Indiana; one in Putnam County, Indiana; three in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; three in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; two in Coles County, Illinois; two in Crawford County, Illinois; one in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; two in McLean County, Illinois; one in Richland County, Illinois; six in Vermilion County, Illinois; one in Wayne County, Illinois; one in Breckinridge County, Kentucky; two in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Hancock County, Kentucky; two in Hopkins County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; two in Warren County, Kentucky; three in Cheatham County, Tennessee; one in Houston County, Tennessee; and three in Montgomery County, Tennessee. There are five loan production offices, one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $570 thousand, $43 thousand and $567 thousand for the years ended December 31, 2022, 2021 and 2020 respectively.

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

Purchased Credit Deteriorated (PCD) Loans: The Corporation purchases individual loans and groups of loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and initial allowance for credit losses becomes its amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit losses.

Concentration of Credit Risk: Most of the Corporation’s business activity is with customers located within west-central Indiana, east-central Illinois, western Kentucky, and middle and western Tennessee. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy of this area. A major economic downturn in this area would have a negative effect on the Corporation’s loan portfolio.

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

The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses consists of specific and pooled components. The specific component relates to loans that are individually evaluated. A loan is individually evaluated when the loan no longer shares similar risk characteristics with other loans in its respective loan pool. If a loan is individually evaluated, a portion of the allowance is allocated so that the loan is reported at the fair value of collateral, adjusted for selling costs, if repayment is expected solely from the collateral. The pooled component covers pools of loans that share similar risk characteristics, and is based on historical loss experienced since 2008. This historical loss experience is supplemented with other current factors based on the risks present for each portfolio segment. These current factors include items such as changes in lending policies or procedures, asset specific risks, and economic uncertainty in forward-looking forecasts. Economic indicators utilized in forecasting include unemployment rate, gross domestic product, housing starts, and interest rates.

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $2.1 million at December 31, 2022, and $3.0 million at December 31, 2021.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.4 million,

$1.3 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $78 thousand, $117 thousand, and $111 thousand, resulting in a deferred compensation liability of $1.2 million at December 31, 2022 and $1.3 million at December 31, 2021. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2022, 2021 and 2020. There is a liability of $4.8 million and $6.0 million as of year-end 2022 and 2021. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2022, 2021 and 2020 was $2.0 million, $2.3 million and $2.2 million, respectively, and resulted in a liability of $1.6 million at December 31, 2022 and $1.8 million at December 31, 2021.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings Per Share: Earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Corporation does not have any potentially dilutive securities as the restricted stock awards are included in outstanding shares. Earnings and dividends per share are restated for stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the retirement plans, net of taxes, which are also recognized as separate components of equity.

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

Accounting Pronouncements Adopted:

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which defers the sunset date of relief provisions within Topic 848 from December 31, 2022 to December 31, 2024. The objective of the guidance in Topic 848 is to provide relief during the transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024 The Corporation has discontinued originating LIBOR based loans and has a plan in place to transition all LIBOR indexed loans to term SOFR.

Recently Issued Not Yet Effective Accounting Pronouncements:

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

	December 31, 2022
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$98,473	$—	$98,473
Mortgage Backed Securities-residential	—	620,248	—	620,248
Mortgage Backed Securities-commercial	—	9,677	—	9,677
Collateralized mortgage obligations	—	203,485	—	203,485
State and municipal	—	358,608	1,545	360,153
Municipal taxable	—	32,515	—	32,515
U.S. Treasury	—	2,944	—	2,944
Collateralized debt obligations	—	—	2,986	2,986
TOTAL	$—	$1,325,950	$4,531	$1,330,481
Derivative Assets		2,838
Derivative Liabilities		(2,838)

	December 31, 2021
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$120,123	$—	$120,123
Mortgage Backed Securities-residential	—	626,428	—	626,428
Mortgage Backed Securities-commercial	—	15,671	—	15,671
Collateralized mortgage obligations	—	175,005	—	175,005
State and municipal	—	378,203	1,895	380,098
Municipal taxable	—	38,626	—	38,626
U.S. Treasury	—	204	—	204
Collateralized debt obligations	—	—	3,359	3,359
TOTAL	$—	$1,354,260	$5,254	$1,359,514
Derivative Assets		1,030
Derivative Liabilities		(1,030)

There were no transfers between Level 1 and Level 2 during 2022 and 2021.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,359	$—	$5,254
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(373)	—	(373)
Transfers	—	—	—	—
Settlements	(350)	—	—	(350)
Ending balance, December 31	$1,545	$2,986	$—	$4,531

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2021
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Other securities	Total
Beginning balance, January 1	$1,895	$3,136	$—	$5,031
Total realized/unrealized gains or losses
Included in earnings	—	—	—	—
Included in other comprehensive income	—	223	—	223
Purchases	—	—	—	—
Settlements	—	—	—	—
Ending balance, December 31	$1,895	$3,359	$—	$5,254

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2022, 2021 or 2020.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2022 with a value of $337 thousand was reduced by $25 thousand for fair value adjustment. At December 31, 2022 other real estate owned was comprised of $39 thousand from commercial loans and $298 thousand from residential loans. Other real estate owned at December 31, 2021 with a value of $108 thousand was reduced by zero for fair value adjustment. At December 31, 2021 other real estate owned was comprised of $68 thousand from commercial loans and $40 thousand from residential loans.

Fair value for collateral dependent loans is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 50%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and collateral dependent loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2022 and 2021.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$2,986	Discounted cash flow	Discount rate	5.34%
Collateral dependent loans	$4,477	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,895	Discounted cash flow	Discount rate	3.41%-4.44%
Collateralized debt obligations	$3,359	Discounted cash flow	Discount rate	1.83%
Collateral dependent loans	12,839	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2022 and 2021. Fair values for collateral dependent loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$222,517	$29,400	$193,117	$—	$222,517
Federal funds sold	9,374	—	9,374	—	9,374
Securities available-for-sale	1,330,481	—	1,325,950	4,531	1,330,481
Restricted stock	15,378	n/a	n/a	n/a	n/a
Loans, net	3,027,659	—	—	2,930,680	2,930,680
Accrued interest receivable	21,288	—	5,529	15,759	21,288
Deposits	(4,368,871)	—	(4,369,402)	—	(4,369,402)
Short-term borrowings	(70,875)	—	(70,875)	—	(70,875)
Other borrowings	(9,589)	—	(8,788)	—	(8,788)
Accrued interest payable	(483)	—	(483)	—	(483)

	December 31, 2021
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$688,027	$24,901	$663,126	$—	$688,027
Federal funds sold	308	—	308	—	308
Securities available-for-sale	1,359,514	—	1,354,260	5,254	1,359,514
Restricted stock	16,200	n/a	n/a	n/a	n/a
Loans, net	2,767,590	—	—	2,682,257	2,682,257
Accrued interest receivable	16,946	—	4,709	12,237	16,946
Deposits	(4,409,569)	—	(4,418,117)	—	(4,418,117)
Short-term borrowings	(93,374)	—	(93,374)	—	(93,374)
Other borrowings	(15,937)	—	(16,483)	—	(16,483)
Accrued interest payable	(687)	—	(687)	—	(687)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was zero at December 31, 2022 and 2021.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2022
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$110,226	$24	$(11,777)	$98,473
Mortgage Backed Securities - residential	711,131	133	(91,016)	620,248
Mortgage Backed Securities - commercial	10,103	—	(426)	9,677
Collateralized mortgage obligations	228,344	60	(24,919)	203,485
State and municipal obligations	396,522	745	(37,114)	360,153
Municipal taxable	39,321	41	(6,847)	32,515
U.S. Treasury	2,979	—	(35)	2,944
Collateralized debt obligations	—	2,986	—	2,986
TOTAL	$1,498,626	$3,989	$(172,134)	$1,330,481

	December 31, 2021
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$118,176	$2,688	$(741)	$120,123
Mortgage Backed Securities-residential	628,920	4,387	(6,879)	626,428
Mortgage Backed Securities-commercial	15,480	191	—	15,671
Collateralized mortgage obligations	175,501	1,272	(1,768)	175,005
State and municipal obligations	362,843	17,833	(578)	380,098
Municipal taxable	38,445	396	(215)	38,626
U.S. Treasury	205	—	(1)	204
Collateralized debt obligations	—	3,359	—	3,359
TOTAL	$1,339,570	$30,126	$(10,182)	$1,359,514

As of December 31, 2022, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders’ equity.

Securities with a carrying value of approximately $946.3 million and $814.7 million at December 31, 2022 and 2021, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2022, 2021 and 2020, respectively.

(Dollar amounts in thousands)	2022	2021	2020
Proceeds	$1,565	$12,886	$36,696
Gross gains	6	274	290
Gross losses	(3)	(160)	(57)

Gains of $6 thousand and losses of $3 thousand in 2022 and gains of $274 thousand and losses of $160 thousand in 2021 and gains of $290 thousand and losses of $57 thousand in 2020 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2022 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,031	$7,984
Due after one but within five years	45,010	43,566
Due after five but within ten years	88,684	83,055
Due after ten years	407,323	362,466
	549,048	497,071
Mortgage-backed securities and collateralized mortgage obligations	949,578	833,410
TOTAL	$1,498,626	$1,330,481

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2022 and 2021.

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$58,462	$(4,034)	$38,959	$(7,743)	$97,421	$(11,777)
Mortgage Backed Securities - Residential	234,488	(19,757)	379,520	(71,259)	614,008	(91,016)
Mortgage Backed Securities - Commercial	9,677	(426)	—	—	9,677	(426)
Collateralized mortgage obligations	135,135	(11,331)	63,792	(13,588)	198,927	(24,919)
State and municipal obligations	233,439	(24,291)	41,510	(12,823)	274,949	(37,114)
Municipal taxable	18,637	(3,706)	12,837	(3,141)	31,474	(6,847)
U.S. Treasury	2,944	(35)	—	—	2,944	(35)
Total temporarily impaired securities	$692,782	$(63,580)	$536,618	$(108,554)	$1,229,400	$(172,134)

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$48,939	$(739)	$146	$(2)	$49,085	$(741)
Mortgage Backed Securities - Residential	436,726	(5,281)	60,807	(1,598)	497,533	(6,879)
Collateralized mortgage obligations	73,530	(1,327)	12,505	(441)	86,035	(1,768)
State and municipal obligations	54,040	(578)	—	—	54,040	(578)
Municipal taxable	15,048	(195)	729	(20)	15,777	(215)
U.S. Treasury	204	(1)	—	—	204	(1)
Total temporarily impaired securities	$628,487	$(8,121)	$74,187	$(2,061)	$702,674	$(10,182)

The Corporation held 895 investment securities with an amortized cost greater than fair value as of December 31, 2022. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $172.1 million as of December 31, 2022 and $10.2 million as of December 31, 2021. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO’s was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2022 which has been reduced to $3.0 million by $750 thousand of interest payments received, $3.0 million of cumulative credit loss charges recorded through earnings to date and increased by $3.0 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2022	2021	2020
Beginning balance	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—
Ending balance	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2022	2021
Commercial	$1,798,260	$1,674,066
Residential	673,464	664,509
Consumer	588,539	474,026
Total gross loans	3,060,263	2,812,601
Deferred costs, net	7,175	3,294
Allowance for credit losses	(39,779)	(48,305)
TOTAL	$3,027,659	$2,767,590

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2022 and 2021, loans held for sale were $1.7 million and $4.2 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary banks make loans to directors and executive officers and to their associates. In 2022, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $50.9 million at the beginning of the year. During 2022, advances of $46.2 million, repayments of $45.7 million, and reductions for the removal of The Morris Plan directors of $5.3 million were made with respect to related party loans for an aggregate dollar amount outstanding of $46.1 million at December 31, 2022.

Loans serviced for others, which are not reported as assets, total $518.1 million and $542.8 million at year-end 2022 and 2021. Custodial escrow balances maintained in connection with serviced loans were $2.7 million and $3.0 million at year-end 2022 and 2021.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2022	2021	2020
Servicing rights:
Beginning of year	$1,959	$1,601	$1,435
Additions	489	1,094	956
Amortized to expense	(681)	(736)	(790)
End of year	$1,767	$1,959	$1,601

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $3.3 million and $2.7 million at year end 2022 and 2021. There was no valuation allowance in 2022 or 2021.

Fair value for 2022 was determined using a discount rate of 12.5%, prepayment speeds ranging from 113% to 238%, depending on the stratification of the specific right. Fair value at year end 2021 was determined using a discount rate of 12.5%, prepayment speeds ranging from 185% to 453%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

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

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$31,358	$—	$31,358

Fair value of total consideration transferred	$31,358	$—	$31,358

Assets acquired
Cash	$3,046	$5,220	$8,266
Investment securities available-for-sale	57,054	(5,220)	51,834
Federal funds sold	10,470	—	10,470
Bank owned life insurance	9,753	—	9,753
Federal Home Loan Bank stock	1,362	—	1,362
Loans	227,827	—	227,827
Premises and equipment	8,180	—	8,180
Core deposit intangibles	652	—	652
Other assets	4,567	(850)	3,717
Total assets acquired	322,911	(850)	322,061

Liabilities assumed
Deposits	286,098	—	286,098
FHLB advances	11,042	—	11,042
Other liabilities	1,956	—	1,956
Total liabilities assumed	299,096	—	299,096

Net identifiable assets	23,815	(850)	22,965
Goodwill	$7,543	$850	$8,393

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

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2022, 2021 and 2020.

Allowance for Credit Losses:		December 31, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(4,079)	(3,850)	6,131	(227)	(2,025)
Loans charged -off	(3,917)	(657)	(11,132)	—	(15,706)
Recoveries	2,062	759	6,384	—	9,205
Ending Balance	$12,949	$14,568	$12,104	$158	$39,779

Allowance for Credit Losses:		December 31, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,925	$19,142	$11,009	$—	$44,076
PCD ACL on acquired loans	4,410	—	—	0	4,410
Provision for credit losses	1,637	(630)	1,074	385	2,466
Loans charged -off	(2,158)	(812)	(5,246)	—	(8,216)
Recoveries	1,069	616	3,884	—	5,569
Ending Balance	$18,883	$18,316	$10,721	$385	$48,305

Allowance for Credit Losses:		December 31, 2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$8,945	$1,302	$8,304	$1,392	$19,943
Impact of adopting ASC 326	6,843	9,515	2,118	(1,392)	17,084
Provision for credit losses	(1,622)	8,612	3,538	—	10,528
Loans charged off	(1,097)	(944)	(6,355)	—	(8,396)
Recoveries	856	657	3,404	—	4,917
Ending Balance	$13,925	$19,142	$11,009	$—	$44,076

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2022
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$114	$2,137	$254
Farmland	—	461	—
Non Farm, Non Residential	—	2,064	2,052
Agriculture	—	186	155
All Other Commercial	—	26	—
Residential
First Liens	666	1,380	—
Home Equity	180	133	—
Junior Liens	197	256	—
Multifamily	—	1,468	—
All Other Residential	—	478	—
Consumer
Motor Vehicle	—	2,549	—
All Other Consumer	—	416	—
TOTAL	$1,157	$11,554	$2,461

	December 31, 2021
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$14	$1,950	$1,662
Farmland	—	15	—
Non Farm, Non Residential	—	2,911	2,898
Agriculture	—	111	—
All Other Commercial	—	4	—
Residential
First Liens	346	2,339	33
Home Equity	—	84	—
Junior Liens	89	294	—
Multifamily	—	225	—
All Other Residential	—	107	—
Consumer
Motor Vehicle	94	864	—
All Other Consumer	—	686	—
TOTAL	$543	$9,590	$4,593

During the years ending December 31, 2022, 2021, and 2020 the terms of certain loans were modified as troubled debt restructurings (TDRs). The following tables present the activity for TDR’s.

	2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$407	$3,686	$706	$4,799
Added	305	128	68	501
Disposed	—	—	(679)	(679)
Charged Off	—	(50)	—	(50)
Payments	(84)	(589)	(95)	(768)
December 31,	$628	$3,175	$—	$3,803

	2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	—	3,589	617	4,206
Added	407	491	402	1,300
Charged Off	—	(29)	(82)	(111)
Payments	—	(365)	(231)	(596)
December 31,	407	3,686	706	4,799

				2020
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Total
January 1,	$11	$3,485	$698	$4,194
Added	—	692	304	996
Charged Off	—	(6)	(158)	(164)
Payments	(11)	(582)	(227)	(820)
December 31,	$—	$3,589	$617	$4,206

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2022, 2021 or 2020 resulted in the permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from twelve months to five years. Modifications involving an extension of the maturity date were for periods ranging from twelve months to ten years.

During the years ended December 31, 2022, 2021 and 2020 the Corporation modified 8, 39, and 42 loans respectively as troubled debt restructurings. All of the loans modified were smaller balance residential and consumer loans. There were no loans that were charged off within 12 months of the modification for 2022, 2021 or 2020.

The Corporation had no allocation of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2022, 2021, and 2020. The Corporation has not committed to lend additional amounts as of December 31, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

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

As of December 31, 2022 no loans remained under the program. As of December 31, 2021, 1,225 loans totaling $253 million were modified, related to COVID-19, that were not considered troubled debt restructurings. As of December 31, 2021, 961 loans totaling $210 million had resumed normal scheduled payments. 204 remaining loans were still under a debt relief plan, which include 9 commercial loans totaling $36 million that had been provided additional payment relief since the initial payment relief plan. 1 loan totaling $17 thousand was under the original payment relief plan.

The following table presents the amortized cost basis of collateral dependent loans by class of loans:

	December 31, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$4,613	$1
Farmland	3,289	—
Non Farm, Non Residential	5,123	—
Agriculture	—	155
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	—	—
All Other Residential	895	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,920	$156

	December 31, 2021
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$17,734	$720
Farmland	3,669	—
Non Farm, Non Residential	6,135	—
Agriculture	—	—
All Other Commercial	—	—
Residential
First Liens	33	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	935	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$28,506	$720

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,698	$529	$726	$2,953	$674,569	$677,522
Farmland	112	—	—	112	127,498	127,610
Non Farm, Non Residential	274	34	—	308	387,108	387,416
Agriculture	—	1,231	—	1,231	136,451	137,682
All Other Commercial	333	—	14	347	478,095	478,442
Residential
First Liens	4,528	1,203	1,054	6,785	341,131	347,916
Home Equity	305	144	276	725	63,615	64,340
Junior Liens	213	69	327	609	56,367	56,976
Multifamily	317	83	—	400	180,305	180,705
All Other Residential	1,115	350	—	1,465	24,058	25,523
Consumer
Motor Vehicle	15,151	1,930	985	18,066	539,651	557,717
All Other Consumer	341	56	15	412	32,967	33,379
TOTAL	$24,387	$5,629	$3,397	$33,413	$3,041,815	$3,075,228

	December 31, 2021
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,132	$388	$1,614	$3,134	$693,949	$697,083
Farmland	57	—	—	57	141,189	141,246
Non Farm, Non Residential	62	—	—	62	361,174	361,236
Agriculture	90	42	89	221	141,682	141,903
All Other Commercial	390	—	—	390	340,076	340,466
Residential
First Liens	4,686	680	949	6,315	336,064	342,379
Home Equity	131	24	58	213	62,085	62,298
Junior Liens	179	120	283	582	50,048	50,630
Multifamily	342	146	—	488	178,849	179,337
All Other Residential	284	291	—	575	30,843	31,418
Consumer
Motor Vehicle	7,633	1,105	486	9,224	433,095	442,319
All Other Consumer	192	37	—	229	33,425	33,654
TOTAL	$15,178	$2,833	$3,479	$21,490	$2,802,479	$2,823,969

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,479	$128,012	$56,830	$54,208	$26,514	$99,522	$92,110	$620,675
	Special Mention	2,071	9,738	3,434	2,572	2,061	1,848	453	$22,177
	Substandard	423	723	1,861	954	3,169	6,264	9,103	$22,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,041	1,408	822	469	149	85	—	$9,974
	Subtotal	$173,014	$139,881	$62,947	$58,203	$31,893	$107,719	$101,666	$675,323

Farmland	Pass	$16,261	$22,530	$9,244	$9,438	$10,352	$48,847	$340	$117,012
	Special Mention	—	—	1,164	882	—	2,930	—	$4,976
	Substandard	—	—	456	608	337	1,969	—	$3,370
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$16,261	$22,530	$10,864	$10,928	$10,689	$53,763	$340	$125,375

Non Farm, Non Residential	Pass	$102,629	$75,011	$33,214	$19,596	$31,438	$111,586	$2,975	$376,449
	Special Mention	99	1,035	—	921	—	279	—	$2,334
	Substandard	—	—	—	513	—	6,281	—	$6,794
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	696	—	—	269	—	$965
	Subtotal	$102,728	$76,046	$33,910	$21,030	$31,438	$118,415	$2,975	$386,542

Agriculture	Pass	$13,085	$9,028	$8,015	$8,422	$1,987	$26,729	$62,397	$129,663
	Special Mention	89	—	10	3	—	709	2,519	$3,330
	Substandard	—	—	—	224	1,201	56	762	$2,243
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	71	39	68	61	25	—	—	$264
	Subtotal	$13,245	$9,067	$8,093	$8,710	$3,213	$27,494	$65,678	$135,500

Other Commercial	Pass	$143,941	$91,615	$90,845	$19,259	$29,143	$82,535	$5,602	$462,940
	Special Mention	23	—	—	10	—	11,911	—	$11,944
	Substandard	—	23	—	—	—	6	—	$29
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	16	82	—	—	29	480	—	$607
	Subtotal	$143,980	$91,720	$90,845	$19,269	$29,172	$94,932	$5,602	$475,520

Residential
Multifamily >5 Residential	Pass	$50,424	$33,415	$46,740	$6,734	$4,969	$27,353	$96	$169,731
	Special Mention	—	533	372	—	—	6,795	—	$7,700
	Substandard	—	—	—	—	—	1,280	—	$1,280
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1,124	—	—	—	263	—	$1,387
	Subtotal	$50,424	$35,072	$47,112	$6,734	$4,969	$35,691	$96	$180,098

Total	Pass	$489,819	$359,611	$244,888	$117,657	$104,403	$396,572	$163,520	$1,876,470
	Special Mention	2,282	11,306	4,980	4,388	2,061	24,472	2,972	$52,461
	Substandard	423	746	2,317	2,299	4,707	15,856	9,865	$36,213
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,128	2,653	1,586	530	203	1,114	—	$13,214
		$499,652	$374,316	$253,771	$124,874	$111,374	$438,014	$176,357	$1,978,358

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,588	$71,271	$80,668	$40,441	$37,739	$113,887	$111,594	$619,188
	Special Mention	7,561	393	1,841	5,375	263	4,523	7,482	$27,438
	Substandard	4,521	896	348	5,148	2,325	7,934	2,648	$23,820
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	21,134	1,610	959	466	189	140	—	$24,498
	Subtotal	$196,804	$74,170	$83,816	$51,430	$40,516	$126,484	$121,724	$694,944

Farmland	Pass	$25,673	$12,060	$13,111	$13,246	$11,049	$49,158	$1,418	$125,715
	Special Mention	—	1,191	914	—	342	3,247	—	$5,694
	Substandard	3,455	444	—	326	558	2,876	—	$7,659
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	—	—	$—
	Subtotal	$29,128	$13,695	$14,025	$13,572	$11,949	$55,281	$1,418	$139,068

Non Farm, Non Residential	Pass	$81,203	$37,971	$24,716	$32,775	$54,732	$97,241	$10,548	$339,186
	Special Mention	—	—	1,103	182	1,948	1,996	—	$5,229
	Substandard	—	—	910	—	1,440	13,391	—	$15,741
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	402	—	$402
	Subtotal	$81,203	$37,971	$26,729	$32,957	$58,120	$113,030	$10,548	$360,558

Agriculture	Pass	$14,426	$10,386	$10,135	$2,585	$4,932	$15,755	$68,937	$127,156
	Special Mention	—	—	1,000	—	537	271	5,257	$7,065
	Substandard	—	20	216	—	46	485	4,828	$5,595
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	110	120	131	55	1	—	—	$417
	Subtotal	$14,536	$10,526	$11,482	$2,640	$5,516	$16,511	$79,022	$140,233

Other Commercial	Pass	$77,821	$69,117	$33,231	$36,495	$53,479	$58,819	$3,488	$332,450
	Special Mention	—	—	—	—	—	6,106	—	$6,106
	Substandard	72	—	25	475	—	9	—	$581
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	89	—	—	37	—	—	—	$126
	Subtotal	$77,982	$69,117	$33,256	$37,007	$53,479	$64,934	$3,488	$339,263

Residential
Multifamily >5 Residential	Pass	$37,244	$63,312	$16,037	$7,471	$5,370	$35,284	$1,434	$166,152
	Special Mention	—	—	—	—	—	10,282	—	$10,282
	Substandard	—	—	—	—	—	958	—	$958
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,149	—	—	—	44	384	—	$1,577
	Subtotal	$38,393	$63,312	$16,037	$7,471	$5,414	$46,908	$1,434	$178,969

Total	Pass	$399,955	$264,117	$177,898	$133,013	$167,301	$370,144	$197,419	$1,709,847
	Special Mention	7,561	1,584	4,858	5,557	3,090	26,425	12,739	$61,814
	Substandard	8,048	1,360	1,499	5,949	4,369	25,653	7,476	$54,354
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	22,482	1,730	1,090	558	234	926	—	$27,020
		$438,046	$268,791	$185,345	$145,077	$174,994	$423,148	$217,634	$1,853,035

The Corporation evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on non-accrual status, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings are considered to be nonperforming for purposes of credit quality evaluation. The following table presents the other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming. These balances do not include accrued interest:

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$71,607	$70,197	$45,080	$16,968	$20,258	$117,488	$3,245	$344,843
	Non-performing	106	—	—	141	100	1,782	—	$2,129
	Subtotal	$71,713	$70,197	$45,080	$17,109	$20,358	$119,270	$3,245	$346,972

Home Equity	Performing	$1,995	$943	$8	$115	$55	$820	$59,875	$63,811
	Non-performing	—	—	78	—	14	40	176	$308
	Subtotal	$1,995	$943	$86	$115	$69	$860	$60,051	$64,119

Junior Liens	Performing	$19,074	$10,485	$7,507	$5,830	$5,366	$6,195	$1,928	$56,385
	Non-performing	—	4	77	90	139	141	—	$451
	Subtotal	$19,074	$10,489	$7,584	$5,920	$5,505	$6,336	$1,928	$56,836

Other Residential	Performing	$11,542	$9,923	$501	$915	$498	$1,582	$—	$24,961
	Non-performing	—	—	—	425	35	18	—	$478
	Subtotal	$11,542	$9,923	$501	$1,340	$533	$1,600	$—	$25,439

Consumer
Motor Vehicle	Performing	$306,565	$118,362	$88,144	$29,004	$8,652	$2,230	$6	$552,963
	Non-performing	813	739	437	237	66	47	—	$2,339
	Subtotal	$307,378	$119,101	$88,581	$29,241	$8,718	$2,277	$6	$555,302

Other Consumer	Performing	$13,426	$7,914	$4,109	$1,302	$429	$819	$4,819	$32,818
	Non-performing	18	247	89	39	12	12	2	$419
	Subtotal	$13,444	$8,161	$4,198	$1,341	$441	$831	$4,821	$33,237

Total	Performing	$424,209	$217,824	$145,349	$54,134	$35,258	$129,134	$69,873	$1,075,781
	Non-performing	937	990	681	932	366	2,040	178	$6,124
Total other loans		$425,146	$218,814	$146,030	$55,066	$35,624	$131,174	$70,051	$1,081,905

		December 31, 2021
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2021	2020	2019	2018	2017	Prior	Loans	Total
Residential
First Liens	Performing	$86,224	$49,633	$22,262	$24,377	$26,437	$126,828	$3,061	$338,822
	Non-performing	—	—	35	69	160	2,421	—	$2,685
	Subtotal	$86,224	$49,633	$22,297	$24,446	$26,597	$129,249	$3,061	$341,507

Home Equity	Performing	$757	$9	$152	$719	$62	$1,332	$59,059	$62,090
	Non-performing	—	25	—	—	3	57	—	$85
	Subtotal	$757	$34	$152	$719	$65	$1,389	$59,059	$62,175

Junior Liens	Performing	$13,255	$10,189	$8,124	$7,888	$4,158	$5,554	$968	$50,136
	Non-performing	—	6	64	97	119	94	—	$380
	Subtotal	$13,255	$10,195	$8,188	$7,985	$4,277	$5,648	$968	$50,516

Other Residential	Performing	$20,218	$6,665	$1,697	$662	$883	$1,092	$—	$31,217
	Non-performing	—	—	55	43	—	27	—	$125
	Subtotal	$20,218	$6,665	$1,752	$705	$883	$1,119	$—	$31,342

Consumer
Motor Vehicle	Performing	$188,675	$155,156	$60,676	$23,367	$9,307	$2,384	$—	$439,565
	Non-performing	199	373	191	109	43	23	—	$938
	Subtotal	$188,874	$155,529	$60,867	$23,476	$9,350	$2,407	$—	$440,503

Other Consumer	Performing	$14,924	$8,225	$3,119	$948	$304	$1,121	$4,194	$32,835
	Non-performing	342	181	107	35	18	3	2	$688
	Subtotal	$15,266	$8,406	$3,226	$983	$322	$1,124	$4,196	$33,523

Total	Performing	$324,053	$229,877	$96,030	$57,961	$41,151	$138,311	$67,282	$954,665
	Non-performing	541	585	452	353	343	2,625	2	$4,901
Total other loans		$324,594	$230,462	$96,482	$58,314	$41,494	$140,936	$67,284	$959,566

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2022	2021
Land	$17,888	$18,612
Building and leasehold improvements	70,310	73,739
Furniture and equipment	46,669	44,839
	134,867	137,190
Less accumulated depreciation	(68,720)	(67,668)
TOTAL	$66,147	$69,522

Aggregate depreciation expense was $4.8 million, $4.6 million and $4.4 million for 2022, 2021 and 2020, respectively.

On October 31, 2022, First Financial Corporation issued a press release announcing plans to optimize its banking center network as part of a plan to improve operating efficiencies and accommodate changing customer preferences. On January 31, 2023, the Corporation closed and consolidated seven of its seventy-two branches. These consolidations are projected to save the Corporation approximately $1.5 million per year in operating expenses, commencing in the first quarter of 2023. The Corporation recognized an impairment of $1.3 million on the value of the land and buildings on the owned buildings at these branches. One branch was leased, and no loss was recognized on the terminated lease.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.2 million, $1.4 million, and $1.1 million for 2022, 2021, and 2020. Rent commitments, before considering renewal options that generally are present, were as follows:

2023	$929
2024	563
2025	479
2026	329
2027	228
Thereafter	680
$3,208

See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2022 and 2021. Management does not believe any amount of goodwill is impaired.

Goodwill was as follows at year-end:

	2022	2021	2020
Beginning of year	$86,135	$78,592	$78,592
Acquired goodwill	850	7,543	—
Impairment	—	—	—
End of year	$86,985	$86,135	$78,592

Goodwill related to the acquisition of Hancock Bancorp, Inc. was increased by $850 thousand in 2022 due to adjustments to deferred tax assets related to the filing of the final Hancock Bancorp, Inc. tax return.

Intangible assets subject to amortization at December 31, 2022 and 2021 are as follows:

	2022		2021
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,857	$15,143	$21,857	$13,833
	$21,857	$15,143	$21,857	$13,833

Aggregate amortization expense was $1.3 million, $1.6 million and $1.7 million for 2022, 2021 and 2020, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2023	$1,128
2024	888
2025	786
2026	679
2027	590

10.DEPOSITS:

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2022 and 2021 were $50.6 million and $74.0 million.

Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2023	$274,613
2024	68,801
2025	23,789
2026	16,832
2027	13,185

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation’s short-term borrowings at December 31, 2022 and 2021 is presented below:

(Dollar amounts in thousands)	2022	2021
Federal Funds Purchased	$3,000	$3,275
Repurchase Agreements	67,875	90,099
	$70,875	$93,374

(Dollar amounts in thousands)	2022	2021
Average amount outstanding	$84,004	$99,810
Maximum amount outstanding at a month end	96,728	117,337
Average interest rate during year	1.48%	0.40%
Interest rate at year-end	0.27%	0.08%

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:
December 31, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$63,335	$—	$4,175	$365	$67,875

December 31, 2021
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$83,576	$—	$5,816	$707	$90,099

12.OTHER BORROWINGS:

Other borrowings at December 31, 2022 and 2021 are summarized as follows:

(Dollar amounts in thousands)	2022	2021
FHLB advances	$9,589	$15,937
TOTAL	$9,589	$15,937

The aggregate minimum annual retirements of other borrowings are as follows:

2023	$1,008
2024	2,635
2025	5,946
2026	—
2027	—
Thereafter	—
$9,589

At December 31, 2022 and 2021, other borrowings are summarized as follows: The Corporation’s subsidiary banks are members of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $9.6 million of advances from the FHLB at December 31, 2022, and $15.9 million of advances at December 31, 2021, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.68% to 1.70% in 2022 and 0.68% to 3.32% during the year in 2021. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $40.3 million at December 31, 2022, and $58.5 million at December 31, 2021, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $246.4 million at year end 2022. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the years ended December 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2022		2021
Non-interest income
Service charges on deposits and debit card fee income	$27,540		$24,700
Asset management fees	5,155		5,255
Interchange income	559		438
Net gains on sales of loans (a)	1,994		5,003
Loan servicing fees (a)	1,554		1,849
Net gains/(losses) on sales of securities (a)	3		114
Other service charges and fees (a)	665		1,163
Other (b)	9,246	(c)	3,562
Total non-interest income	$46,716		$42,084
(a)	Not within the scope of ASC 606.
(b)	The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2022 and December 31, 2021, totaling $60 thousand and $5 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
(c)	Legal settlement totaling $4 million received in first quarter 2022, and $2.5 million from BOLI mortality payment in third quarter 2022.

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

14.INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2022	2021	2020
Federal:
Currently payable	$11,016	$7,978	$7,886
Deferred	2,277	1,488	1,188
	13,293	9,466	9,074
State:
Currently payable	2,485	3,080	2,422
Deferred	873	80	196
	3,358	3,160	2,618
TOTAL	$16,651	$12,626	$11,692

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2022	2021	2020
Federal income taxes computed at the statutory rate	$18,430	$13,779	$13,763
Add (deduct) tax effect of:
Tax exempt income	(3,439)	(2,745)	(2,643)
ESOP dividend deduction	(103)	(101)	(98)
State tax, net of federal benefit	2,653	2,496	2,068
General business tax credits	(674)	(716)	(1,648)
Other, net	(216)	(87)	250
TOTAL	$16,651	$12,626	$11,692

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

(Dollar amounts in thousands)	2022	2021
Deferred tax assets:
Other than temporary impairment	$752	$764
Net unrealized losses on retirement plans	5,614	6,033
Net unrealized loss on available for sale securities	39,242	—
Loan loss provisions	10,054	12,476
Unfunded commitments	537	764
Deferred compensation	1,957	2,367
Compensated absences	709	739
Post-retirement benefits	1,051	1,284
Lease liability	1,572	1,597
Purchase accounting	114	1,333
Other	3,018	2,770
GROSS DEFERRED ASSETS	64,620	30,127
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	—	(4,269)
Depreciation	(660)	(1,611)
Mortgage servicing rights	(458)	(515)
Pensions	(1,120)	(1,647)
Right-of-use asset	(1,566)	(1,591)
Intangibles	(6,093)	(5,717)
FHLB stock dividends	(32)	(32)
Other	(4,118)	(4,113)
GROSS DEFERRED LIABILITIES	(14,047)	(19,495)
NET DEFERRED TAX ASSETS	$50,573	$10,632

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2022	2021	2020
Balance at January 1	$808	$867	$825
Additions based on tax positions related to the current year	59	9	114
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(9)	(68)	(72)
Balance at December 31	$858	$808	$867

Of this total, $858 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2022, 2021 and 2020 was an expense increase of $18 thousand, an increase of $21 thousand, and an increase of $11 thousand, respectively. The amount accrued for interest and penalties at December 31, 2022, 2021 and 2020 was $103 thousand, $85 thousand and $64 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana, Illinois, Kentucky, Tennessee, and other states. The Corporation is no longer subject to examination by taxing authorities for years before 2019.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2022	2021
Home Equity	$91,218	$92,346
Commercial Operating Lines	616,399	610,965
Other Commitments	112,410	120,111
TOTAL	$820,027	$823,422
Commercial letters of credit	$7,834	$7,042

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 5.45% to 9.00% in 2022. In 2021 this range of rates was from 3.25% to 6.00%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $39.9 million and $32.9 million at December 31, 2022 and 2021. The fair value of these contracts combined was zero, as gains offset losses. The gross losses associated with these interest rate swaps was $2.8 million and $1.0 million at December 31, 2022 and 2021. These balances are included in other assets and other liabilities.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation’s Board of Directors. The Corporation made contributions to the defined benefit plan of $126 thousand, $2.05 million and $4.44 million in 2022, 2021 and 2020. The Corporation contributed $1.45 million, $1.40 million and $1.47 million to the ESOP in 2022, 2021 and 2020. There were contributions of $1.1 million, $1.1 million and $1.2 million to the ESOP for employees no longer participating in the defined benefit plan in 2022, 2021 and 2020 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2022	2021	2020
Service cost - benefits earned	$1,190	$1,355	$1,300
Interest cost on projected benefit obligation	2,826	2,632	3,116
Expected return on plan assets	(4,910)	(4,713)	(4,198)
Net amortization and deferral	1,259	2,072	1,968
Net periodic pension cost	365	1,346	2,186
Net loss (gain) during the period	(5,323)	(5,883)	3,188
Amortization of prior service cost	—	(1)	(1)
Amortization of unrecognized (gain) loss	(1,259)	(2,072)	(1,967)
Total recognized in other comprehensive (income) loss	(6,582)	(7,956)	1,220
Total recognized net periodic pension cost and other comprehensive income	$(6,217)	$(6,610)	$3,406

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation’s retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$106,496	$109,922
Service cost	1,190	1,355
Interest cost	2,826	2,632
Actuarial (gain) loss	(21,350)	(2,943)
Benefits paid	(5,584)	(4,470)
Benefit obligation at December 31	83,578	106,496
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	87,979	82,437
Actual return on plan assets	(11,117)	7,654
Employer contributions	456	2,358
Benefits paid	(5,584)	(4,470)
Fair value of plan assets at December 31	71,734	87,979
Funded status at December 31 (plan assets less benefit obligation)	$(11,844)	$(18,517)

Amounts recognized in accumulated other comprehensive income at December 31, 2022 and 2021 consist of:

(Dollar amounts in thousands)	2022	2021
Net loss (gain)	$14,469	$21,051
Prior service cost (credit)	—	—
	$14,469	$21,051

The accumulated benefit obligation for the defined benefit pension plan was $81.5 million and $102.4 million at year-end 2022 and 2021.

Principal assumptions used to determine pension benefit obligation at year end:	2022	2021
Discount rate	5.02%	2.83%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2022	2021
Discount rate	2.83%	2.52%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation’s pension plan weighted-average asset allocation for the years 2022 and 2021 by asset category are as follows:

	Pension Plan	ESOP	Pension		ESOP
	Target	Target	Percentage of Plan		Percentage of Plan
	Allocation	Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2022	2022	2022	2021	2022	2021
Equity securities	25-75%	95-99%	63%	63%	99%	98%
Debt securities	0-50%	0-0%	34%	32%	—%	—%
Other	0-20%	0-5%	3%	5%	1%	2%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2022 and 2021, by asset category, is as follows:

		Fair Value Measurements at
		December 31, 2022 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$52,319	$52,319	$—	$—
Debt securities	10,409	—	10,409	—
Investment Funds	9,006	9,006	—	—
Total plan assets	$71,734	$61,325	$10,409	$—

		Fair Value Measurements at
		December 31, 2021 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$62,382	$62,382	$—	$—
Debt securities	10,102	—	10,102	—
Investment Funds	15,495	15,495	—	—
Total plan assets	$87,979	$77,877	$10,102	$—

The investment objective for the retirement program is to maximize total return without exposure to undue risk. Asset allocation favors equities. This target includes the Corporation’s ESOP, which is fully invested in corporate stock. Other investment allocations include fixed income securities and cash.

The plan is prohibited from investing in the following: private placement equity and debt transactions; letter stock and uncovered options; short-sale margin transactions and other specialized investment activity; and fixed income or interest rate futures. All other investments not prohibited by the plan are permitted.

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $17.2 million (24 percent of total plan assets) and $18.1 million (21 percent of total plan assets) at December 31, 2022 and 2021, respectively. In addition the ESOP for non plan participants holds an estimated $7.8 million and $7.2 million of First Financial Corporation stock at December 31, 2022 and December 31, 2021 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute zero to its pension plan and $642 thousand to its ESOP in 2023.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2023	$6,844
2024	7,034
2025	7,175
2026	7,384
2027	7,490
2028-2032	38,028

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan’s participants who are also participants in the Corporation’s defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation’s tax qualified defined benefit pension plan. Expenses related to the plan were $751 thousand in 2022 and $748 thousand in 2021 and $539 thousand in 2020.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2022	2021	2020
Net loss (gain) during the period	$(1,604)	$54	$1,459
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(418)	(441)	(246)
Total recognized in other comprehensive (income) loss	$(2,022)	$(387)	$1,213

The Corporation has $7.5 million and $8.8 million recognized in the balance sheet as a liability at December 31, 2022 and 2021. Amounts n accumulated other comprehensive income consist of $1.2 million net loss at December 31, 2022 and $3.2 million net loss at December 31, 2021.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2023	$—
2024	374
2025	731
2026	711
2027	730
2028-2032	3,457

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2022 and 2021 are as follows:

	December 31,
(Dollar amounts in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$4,015	$4,147
Service cost	34	43
Interest cost	111	103
Plan participants' contributions	74	34
Actuarial (gain)	(758)	(53)
Benefits paid	(301)	(259)
Benefit obligation at December 31	$3,175	$4,015
Funded status at December 31	$3,175	$4,015

Amounts recognized in accumulated other comprehensive income consist of a net gain of $546 thousand at December 31, 2022 and $212 thousand net loss at December 31, 2021. The post-retirement benefits paid in 2022 and 2021 of $300 thousand and $259 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2022	2021
Discount rate	5.02%	2.83%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2023	2022

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020
Service cost	$34	$43	$38
Interest cost	111	103	125
Amortization of net actuarial loss (gain)	—	—	—
Net periodic benefit cost	145	146	163
Net loss (gain) during the period	(758)	(53)	238
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive income (loss)	(758)	(53)	238
Total recognized net periodic benefit cost and other comprehensive income	$(613)	$93	$401

Contributions — The Corporation expects to contribute $245 thousand to its other post-retirement benefit plan in 2023.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2023	$245
2024	251
2025	247
2026	244
2027	244
2028-2032	1,171

17.STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation’s Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Stock Incentive Plan”) effective upon the approval of the Plan by the Corporation’s shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock were reserved for issuance under the 2011 Stock Incentive Plan. A total of 245,598 shares of restricted common stock of the Corporation were granted under the 2011 Stock Incentive Plan. On April 21, 2021 at the Corporation’s annual meeting of shareholders, the shareholders approved the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan (“2011 Amended Plan”). An aggregate of 400,000 shares of common stock are reserved for issuance under the 2011 Amended Plan. Shares issuable under the 2011 Amended Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2022 and 2021, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation’s annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 18,679 shares and 21,159 shares of restricted common stock of the Corporation were granted under the 2011 Amended Plan in 2022 and 2021, respectively. A total of 360,162 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $825 thousand, $807 thousand, and $820 thousand in 2022, 2021 and 2020, respectively.

		2022		2021
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	19,546	42.03	19,724	42.51
Granted during the year	18,679	45.35	20,016	41.81
Vested during the year	(19,098)	43.19	(19,105)	42.27
Forfeited during the year	—	—	(1,089)	42.51
Nonvested balance at December 31,	19,127	44.11	19,546	42.03

As of December 31, 2022 and 2021, there was $844 thousand and $821 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2022 and 2021 was $880 thousand and $865 thousand, respectively.

18.   OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2022 and 2021.

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(144,568)	6,078	(138,490)
Amounts reclassified from accumulated other comprehensive income	(2)	944	942
Net current period other comprehensive income (loss)	(144,570)	7,022	(137,548)
Ending balance, December 31,	$(128,896)	$(11,078)	$(139,974)

	Unrealized
	gains and
	(Losses) on available-	2021
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$34,162	$(24,398)	$9,764
Change in other comprehensive income (loss) before reclassification	(18,403)	4,744	(13,659)
Amounts reclassified from accumulated other comprehensive income	(85)	1,554	1,469
Net current period other comprehensive income (loss)	(18,488)	6,298	(12,190)
Ending balance, December 31,	$15,674	$(18,100)	$(2,426)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	12/31/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$13,155	$(144,290)	$(131,135)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,519	(280)	2,239
Total unrealized gain (loss) on securities available-for-sale	$15,674	$(144,570)	$(128,896)
Unrealized gain (loss) on retirement plans	(18,100)	7,022	(11,078)
TOTAL	$(2,426)	$(137,548)	$(139,974)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2021	Change	12/31/2021
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$31,810	$(18,655)	$13,155
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,352	167	2,519
Total unrealized income (loss) on securities available-for-sale	$34,162	$(18,488)	$15,674
Unrealized gain (loss) on retirement plans	(24,398)	6,298	(18,100)
TOTAL	$9,764	$(12,190)	$(2,426)

	Year Ended December 31, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$3		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$2		Net of tax

Amortization of	$(1,259)	(a)	Salary and benefits
retirement plan items	315		Income tax expense
	$(944)		Net of tax
Total reclassifications for the period	$(942)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2021
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$114		Net securities gains (losses)
on available-for-sale	(29)		Income tax expense
securities	$85		Net of tax

Amortization of	$(2,072)	(a)	Salary and benefits
retirement plan items	518		Income tax expense
	$(1,554)		Net of tax
Total reclassifications for the period	$(1,469)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2020
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$233		Net securities gains (losses)
on available-for-sale	(58)		Income tax expense
securities	$175		Net of tax

Amortization of	$(1,967)	(a)
retirement plan items	492		Income tax expense
	$(1,475)		Net of tax
Total reclassifications for the period	$(1,300)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2022, the Corporation had lease liabilities totaling $5,885,000 and right-of-use assets totaling $5,840,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2022, the weighted average remaining lease term for operating leases was 9.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.18%.

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

Lease costs were as follows:

Year Ended
(Dollar amounts in thousands)	December 31, 2022
Operating lease cost	$1,018
Short-term lease cost	200
Variable lease cost	11
Total lease cost	$1,229

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	985
Right-of-use assets obtained in exchange for new operating lease liabilities	59

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

(Dollar amounts in thousands)	December 31, 2022
Twelve Months Ended December 31,
2023	$930
2024	838
2025	794
2026	713
2027	686
Thereafter	2,618
Total Future Minimum Lease Payments	6,579
Amounts Representing Interest	(694)
Present Value of Net Future Minimum Lease Payments	$5,885

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

Further, the Corporation’s primary source of funds to pay dividends to shareholders is dividends from its subsidiary banks and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliates to pay dividends. At December 31, 2022, none of undistributed earnings of the subsidiary banks, included in consolidated retained earnings, were available for distribution to the Corporation with regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Banks to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Under the Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2022 and 2021, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2022, the most recent notification from the respective regulatory agencies categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks’ category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2022 and 2021.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2022	$561,347	14.61%	$403,400	10.500%	N/A	N/A
Corporation – 2021	533,599	15.63%	358,575	10.500%	N/A	N/A
First Financial Bank – 2022	498,246	13.14%	398,179	10.500%	379,219	10.00%
First Financial Bank – 2021	487,416	14.78%	346,248	10.500%	329,760	10.00%
Common equity tier I capital
Corporation – 2022	$521,568	13.58%	$268,933	7.000%	N/A	N/A
Corporation – 2021	490,842	14.37%	239,050	7.000%	N/A	N/A
First Financial Bank – 2022	458,467	12.09%	265,453	7.000%	246,492	6.50%
First Financial Bank – 2021	446,189	13.53%	230,832	7.000%	214,344	6.50%
Tier I risk-based capital
Corporation – 2022	$521,568	13.58%	$326,562	8.500%	N/A	N/A
Corporation – 2021	490,842	14.37%	290,275	8.500%	N/A	N/A
First Financial Bank – 2022	458,467	12.09%	322,336	8.500%	303,375	8.00%
First Financial Bank – 2021	446,189	13.53%	280,296	8.500%	263,808	8.00%
Tier I leverage capital
Corporation – 2022	$521,568	10.78%	$193,476	4.00%	N/A	N/A
Corporation – 2021	490,842	9.83%	199,702	4.00%	N/A	N/A
First Financial Bank – 2022	458,467	9.50%	193,073	4.00%	241,341	5.00%
First Financial Bank – 2021	446,189	9.18%	194,405	4.00%	243,006	5.00%

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

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2022 and 2021, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2022, are as follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands)	2022	2021
ASSETS
Cash deposits in affiliated banks	$60,692	$13,844
Investments in subsidiaries	412,570	571,986
Land and headquarters building, net	9,116	4,423
Other	42,120	7,518
Total Assets	$524,498	$597,771
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	8,912	7,952
Other liabilities	40,293	7,243
TOTAL LIABILITIES	49,205	15,195
Shareholders' Equity	475,293	582,576
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$524,498	$597,771

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020
Dividends from subsidiaries	$94,048	$99,231	$31,069
Other income	1,254	746	1,054
Interest on borrowings	—	—	(374)
Other operating expenses	(3,435)	(2,611)	(3,430)
Income before income taxes and equity in undistributed earnings of subsidiaries	91,867	97,366	28,319
Income tax benefit	1,110	681	801
Income before equity in undistributed earnings of subsidiaries	92,977	98,047	29,120
Equity in undistributed earnings of subsidiaries	(21,868)	(45,060)	24,724
Net income	$71,109	$52,987	$53,844

Comprehensive income (loss)	$(66,439)	$40,797	$71,109

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$71,109	$52,987	$53,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	191	328
Equity in undistributed earnings	21,868	45,060	(24,724)
Contribution of shares to ESOP	1,451	1,402	1,471
Restricted stock compensation	825	807	820
Increase (decrease) in other liabilities	33,050	435	6,127
(Increase) decrease in other assets	(34,602)	(1,518)	(5,977)
NET CASH FROM OPERATING ACTIVITIES	93,998	99,364	31,889
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in premises and equipment	(4,990)	—	—
Cash received (disbursed) from acquisitions	—	(31,348)	—
NET CASH FROM INVESTING ACTIVITIES	(4,990)	(31,348)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	—	(10,310)
Purchase of treasury stock	(27,701)	(42,471)	(9,220)
Dividends paid	(14,459)	(14,181)	(14,273)
NET CASH FROM FINANCING ACTIVITES	(42,160)	(56,652)	(33,803)
NET (DECREASE) INCREASE IN CASH	46,848	11,364	(1,914)
CASH, BEGINNING OF YEAR	13,844	2,480	4,394
CASH, END OF YEAR	$60,692	$13,844	$2,480
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$375
Income taxes	$13,525	$15,025	$7,549

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2022 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2022 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2022 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be
	issued upon exercise of	Weighted average exercise price
	outstanding options, warrants	of outstanding options, warrants	Number of securities
Plan Category	and rights	and rights	remaining (1)
Equity compensation plans approved by security holders (2)	—	—	360,162
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	360,162
(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)	Includes the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan.
(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2022 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2022 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this   document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—December 31, 2022 and 2021

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows—Years ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(a) (2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(a) (3) Listing of Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Amended and Restated Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed February 22, 2021.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed April 27, 2021.
10.1*	Employment Agreement for Norman L. Lowery, effective July 1, 2022, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed July 29, 2022.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
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
101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

First Financial Corporation

Date:	March 8, 2023	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 8, 2023
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 8, 2023
Mark Blade, Director

/s/ W. Curtis Brighton	March 8, 2023
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 8, 2023
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 8, 2023
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 8, 2023
Gregory L. Gibson, Director

/s/ Susan M. Jensen	March 8, 2023
Susan M. Jensen, Director

/s/ William R. Krieble	March 8, 2023
William R. Krieble, Director

/s/ Norman D. Lowery	March 8, 2023
Norman D. Lowery, Chief Operations Officer & Director

/s/ Norman L. Lowery	March 8, 2023
Norman L. Lowery, Chairman, President, CEO & Director
(Principal Executive Officer)

/s/ Tina J. Maher	March 8, 2023
Tina J. Maher, Director

/s/ Thomas C. Martin	March 8, 2023
Thomas C. Martin, Director

/s/ James O. McDonald	March 8, 2023
James O. McDonald, Director

/s/ Paul J. Pierson II	March 8, 2023
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 8, 2023
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 8, 2023
Richard J. Shagley, Director

/s/ William J. Voges	March 8, 2023
William J. Voges, Director

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.