Form 10-Q
period 2023-03-31
FIRST FINANCIAL CORP /IN/
filed 2023-05-04
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☑.

As of May 1, 2023, the registrant had outstanding 12,065,888 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks	$82,621	$222,517
Federal funds sold	12,931	9,374
Securities available-for-sale	1,340,781	1,330,481
Loans:
Commercial	1,798,240	1,798,260
Residential	675,978	673,464
Consumer	598,299	588,539
	3,072,517	3,060,263
(Less) plus:
Net deferred loan (fees)/costs	7,527	7,175
Allowance for credit losses	(39,620)	(39,779)
	3,040,424	3,027,659
Restricted stock	15,384	15,378
Accrued interest receivable	20,402	21,288
Premises and equipment, net	68,158	66,147
Bank-owned life insurance	116,117	115,704
Goodwill	86,985	86,985
Other intangible assets	6,396	6,714
Other real estate owned	336	337
Other assets	76,286	86,697
TOTAL ASSETS	$4,866,821	$4,989,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$830,233	$857,920
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	58,476	50,608
Other interest-bearing deposits	3,276,689	3,460,343
	4,165,398	4,368,871
Short-term borrowings	108,584	70,875
Other borrowings	34,585	9,589
Other liabilities	52,755	64,653
TOTAL LIABILITIES	4,361,322	4,513,988
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares-40,000,000 Issued shares-16,137,220 in 2023 and 16,114,992 in 2022 Outstanding shares-12,065,888 in 2023 and 12,051,964 in 2022	2,012	2,012
Additional paid-in capital	143,408	143,185
Retained earnings	630,809	614,829
Accumulated other comprehensive loss	(125,589)	(139,974)
Less: Treasury shares at cost-4,071,332 in 2023 and 4,063,028 in 2022	(145,141)	(144,759)
TOTAL SHAREHOLDERS’ EQUITY	505,499	475,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,866,821	$4,989,281

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$44,595	$32,357
Securities:
Taxable	6,236	4,583
Tax-exempt	2,598	2,348
Other	1,271	365
TOTAL INTEREST INCOME	54,700	39,653
INTEREST EXPENSE:
Deposits	9,527	1,676
Short-term borrowings	808	82
Other borrowings	30	84
TOTAL INTEREST EXPENSE	10,365	1,842
NET INTEREST INCOME	44,335	37,811
Provision for credit losses	1,800	(6,550)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	42,535	44,361
NON-INTEREST INCOME:
Trust and financial services	1,317	1,372
Service charges and fees on deposit accounts	6,818	6,654
Other service charges and fees	204	106
Securities gains, net	—	5
Interchange income	47	118
Loan servicing fees	285	359
Gain on sales of mortgage loans	180	662
Other	524	4,462
TOTAL NON-INTEREST INCOME	9,375	13,738
NON-INTEREST EXPENSE:
Salaries and employee benefits	17,158	17,342
Occupancy expense	2,599	2,522
Equipment expense	3,299	2,907
FDIC Expense	787	428
Other	8,478	8,145
TOTAL NON-INTEREST EXPENSE	32,321	31,344
INCOME BEFORE INCOME TAXES	19,589	26,755
Provision for income taxes	3,609	5,831
NET INCOME	15,980	20,924
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	14,238	(68,914)
Change in funded status of post retirement benefits, net of taxes	147	315
COMPREHENSIVE INCOME (LOSS)	$30,365	$(47,675)
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.33	$1.67
Weighted average number of shares outstanding (in thousands)	12,058	12,538

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2023, and 2022

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2022	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
Net income	—	—	20,924	—	—	20,924
Other comprehensive income (loss)	—	—	—	(68,599)	—	(68,599)
Omnibus Equity Incentive Plan	1	206	—	—	—	207
Treasury shares purchased (213,263 shares)	—	—	—	—	(9,664)	(9,664)
Balance, March 31, 2022	$2,010	$142,185	$580,063	$(71,025)	$(127,789)	$525,444

Balance, January 1, 2023	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293
Net income	—	—	15,980	—	—	15,980
Other comprehensive income (loss)	—	—	—	14,385	—	14,385
Omnibus Equity Incentive Plan	—	223	—	—	—	223
Treasury shares purchased (8,304 shares)	—	—	—	—	(382)	(382)
Balance, March 31, 2023	$2,012	$143,408	$630,809	$(125,589)	$(145,141)	$505,499

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,980	$20,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,275	1,903
Provision for credit losses	1,800	(6,550)
Securities gains	—	(5)
Depreciation and amortization	1,581	1,529
Restricted stock compensation	223	207
Gain on sale of mortgage loans	(180)	(662)
(Gain) Loss on sale of other real estate	4	—
Other, net	3,094	3,199
NET CASH FROM OPERATING ACTIVITIES	23,777	20,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	29,900	50,504
Purchases of securities available-for-sale	(22,911)	(138,610)
Loans made to customers, net of repayment	(14,020)	11,188
Net change in federal funds sold	(3,557)	(428)
Redemption of restricted stock	—	1,605
Purchase of restricted stock	(6)	(952)
Proceeds from sales of other real estate owned	40	67
Additions to premises and equipment	(3,274)	(1,641)
NET CASH FROM INVESTING ACTIVITIES	(13,828)	(78,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(203,260)	(14,055)
Net change in short-term borrowings	37,709	3,298
Dividends paid	(8,912)	(7,952)
Purchase of treasury stock	(382)	(9,664)
Proceeds from other borrowings	25,000	—
Maturities of other borrowings	—	(22)
NET CASH FROM FINANCING ACTIVITIES	(149,845)	(28,395)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(139,896)	(86,117)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	222,517	688,027
CASH AND DUE FROM BANKS, END OF PERIOD	$82,621	$601,910

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2023 and 2022 consolidated financial statements are unaudited. The December 31, 2022 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2022 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2022.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2023 and 2022, 22,228 and 18,679 shares were awarded, respectively. These shares had a grant date value of $1.0 million and $847 thousand for 2023 and 2022, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.    New accounting standards

Accounting Pronouncements Adopted:

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (CECL) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted ASU 2022-02 on January 1, 2023, and has applied the disclosure changes in this document. See Note 2. Allowance for Credit Losses for the additional disclosures.

Recent Accounting Pronouncements:

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:		March 31, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	(54)	500	1,254	100	1,800
Loans charged-off	(306)	(79)	(3,991)	—	(4,376)
Recoveries	201	70	2,146	—	2,417
Ending Balance	$12,790	$15,059	$11,513	$258	$39,620

Allowance for Credit Losses:		March 31, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(1,040)	(5,144)	(300)	(66)	(6,550)
Loans charged-off	(883)	(466)	(1,905)	—	(3,254)
Recoveries	340	529	1,146	—	2,015
Ending Balance	$17,300	$13,235	$9,662	$319	$40,516

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$1,503	$972
Farmland	—	584	456
Non Farm, Non Residential	—	1,803	1,791
Agriculture	—	184	155
All Other Commercial	297	24	—
Residential
First Liens	766	1,205	—
Home Equity	41	73	—
Junior Liens	80	220	—
Multifamily	—	1,459	1,264
All Other Residential	—	465	—
Consumer
Motor Vehicle	—	2,993	—
All Other Consumer	—	407	—
TOTAL	$1,184	$10,920	$4,638

	December 31, 2022
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$114	$2,137	$254
Farmland	—	461	—
Non Farm, Non Residential	—	2,064	2,052
Agriculture	—	186	155
All Other Commercial	—	26	—
Residential
First Liens	666	1,380	—
Home Equity	180	133	—
Junior Liens	197	256	—
Multifamily	—	1,468	—
All Other Residential	—	478	—
Consumer
Motor Vehicle	—	2,549	—
All Other Consumer	—	416	—
TOTAL	$1,157	$11,554	$2,461

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,983	$—
Farmland	2,224	—
Non Farm, Non Residential	4,818	—
Agriculture	—	155
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,264	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$12,289	$155

	December 31, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$4,613	$1
Farmland	3,289	—
Non Farm, Non Residential	5,123	—
Agriculture	—	155
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	895	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,920	$156

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$3,199	$67	$983	$4,249	$660,729	$664,978
Farmland	60	470	530	1,060	131,569	132,629
Non Farm, Non Residential	149	103	—	252	396,054	396,306
Agriculture	1,503	—	—	1,503	107,065	108,568
All Other Commercial	173	—	297	470	504,908	505,378
Residential
First Liens	3,187	574	961	4,722	348,644	353,366
Home Equity	213	107	80	400	61,512	61,912
Junior Liens	191	211	223	625	56,088	56,713
Multifamily	145	946	373	1,464	179,813	181,277
All Other Residential	369	—	—	369	24,369	24,738
Consumer
Motor Vehicle	8,113	1,595	730	10,438	558,332	568,770
All Other Consumer	232	40	5	277	31,578	31,855
TOTAL	$17,534	$4,113	$4,182	$25,829	$3,060,661	$3,086,490

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,698	$529	$726	$2,953	$674,569	$677,522
Farmland	112	—	—	112	127,498	127,610
Non Farm, Non Residential	274	34	—	308	387,108	387,416
Agriculture	—	1,231	—	1,231	136,451	137,682
All Other Commercial	333	—	14	347	478,095	478,442
Residential
First Liens	4,528	1,203	1,054	6,785	341,131	347,916
Home Equity	305	144	276	725	63,615	64,340
Junior Liens	213	69	327	609	56,367	56,976
Multifamily	317	83	—	400	180,305	180,705
All Other Residential	1,115	350	—	1,465	24,058	25,523
Consumer
Motor Vehicle	15,151	1,930	985	18,066	539,651	557,717
All Other Consumer	341	56	15	412	32,967	33,379
TOTAL	$24,387	$5,629	$3,397	$33,413	$3,041,815	$3,075,228

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:

Modification of the terms of such loans typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2023 or 2022 resulted in the permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2023, the Corporation had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

The following tables present the commercial loan portfolio by risk category:

		March 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$20,794	$143,766	$123,586	$46,757	$51,857	$114,938	$108,126	$609,824
	Special Mention	43	—	9,423	3,264	43	3,676	948	$17,397
	Substandard	3,297	256	676	1,167	931	8,456	7,823	$22,606
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	8,745	1,668	1,284	718	368	175	—	$12,958
	Subtotal	$32,879	$145,690	$134,969	$51,906	$53,199	$127,245	$116,897	$662,785

	Current period gross charge-offs	$8	$15	$39	$-	$-	$-	$-	$62

Farmland	Pass	$12,394	$16,577	$21,962	$8,885	$9,067	$54,997	$283	$124,165
	Special Mention	—	—	—	—	882	2,495	—	$3,377
	Substandard	—	—	—	504	608	2,133	—	$3,245
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$12,394	$16,577	$21,962	$9,389	$10,557	$59,642	$283	$130,804

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$15,142	$112,290	$73,946	$32,431	$18,736	$130,690	$2,893	$386,128
	Special Mention	—	96	1,025	—	904	276	—	$2,301
	Substandard	—	—	—	—	505	5,647	—	$6,152
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	692	—	91	—	$783
	Subtotal	$15,142	$112,386	$74,971	$33,123	$20,145	$136,704	$2,893	$395,364

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$2,397	$13,026	$8,962	$7,319	$8,134	$18,202	$43,559	$101,599
	Special Mention	—	86	—	8	3	705	1,446	$2,248
	Substandard	—	—	—	—	224	1,406	549	$2,179
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	62	37	63	45	15	—	$222
	Subtotal	$2,397	$13,174	$8,999	$7,390	$8,406	$20,328	$45,554	$106,248

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$7,514	$153,260	$96,815	$95,111	$18,223	$108,023	$10,792	$489,738
	Special Mention	—	22	—	—	846	11,815	—	$12,683
	Substandard	—	—	21	—	—	6	—	$27
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	15	80	—	—	496	—	$591
	Subtotal	$7,514	$153,297	$96,916	$95,111	$19,069	$120,340	$10,792	$503,039

	Current period gross charge-offs	$244	$-	$-	$-	$-	$-	$-	$244

Residential
Multifamily >5 Residential	Pass	$696	$55,592	$34,781	$42,724	$6,672	$29,669	$170	$170,304
	Special Mention	—	—	—	368	—	7,278	—	$7,646
	Substandard	—	—	—	—	—	1,275	—	$1,275
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,118	—	—	260	—	$1,378
	Subtotal	$696	$55,592	$35,899	$43,092	$6,672	$38,482	$170	$180,603

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$58,937	$494,511	$360,052	$233,227	$112,689	$456,519	$165,823	$1,881,758
	Special Mention	43	204	10,448	3,640	2,678	26,245	2,394	$45,652
	Substandard	3,297	256	697	1,671	2,268	18,923	8,372	$35,484
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	8,745	1,745	2,519	1,473	413	1,054	—	$15,949
		$71,022	$496,716	$373,716	$240,011	$118,048	$502,741	$176,589	$1,978,843

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,479	$128,012	$56,830	$54,208	$26,514	$99,522	$92,110	$620,675
	Special Mention	2,071	9,738	3,434	2,572	2,061	1,848	453	$22,177
	Substandard	423	723	1,861	954	3,169	6,264	9,103	$22,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,041	1,408	822	469	149	85	—	$9,974
	Subtotal	$173,014	$139,881	$62,947	$58,203	$31,893	$107,719	$101,666	$675,323

Farmland	Pass	$16,261	$22,530	$9,244	$9,438	$10,352	$48,847	$340	$117,012
	Special Mention	—	—	1,164	882	—	2,930	—	$4,976
	Substandard	—	—	456	608	337	1,969	—	$3,370
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$16,261	$22,530	$10,864	$10,928	$10,689	$53,763	$340	$125,375

Non Farm, Non Residential	Pass	$102,629	$75,011	$33,214	$19,596	$31,438	$111,586	$2,975	$376,449
	Special Mention	99	1,035	—	921	—	279	—	$2,334
	Substandard	—	—	—	513	—	6,281	—	$6,794
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	696	—	—	269	—	$965
	Subtotal	$102,728	$76,046	$33,910	$21,030	$31,438	$118,415	$2,975	$386,542

Agriculture	Pass	$13,085	$9,028	$8,015	$8,422	$1,987	$26,729	$62,397	$129,663
	Special Mention	89	—	10	3	—	709	2,519	$3,330
	Substandard	—	—	—	224	1,201	56	762	$2,243
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	71	39	68	61	25	—	—	$264
	Subtotal	$13,245	$9,067	$8,093	$8,710	$3,213	$27,494	$65,678	$135,500

Other Commercial	Pass	$143,941	$91,615	$90,845	$19,259	$29,143	$82,535	$5,602	$462,940
	Special Mention	23	—	—	10	—	11,911	—	$11,944
	Substandard	—	23	—	—	—	6	—	$29
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	16	82	—	—	29	480	—	$607
	Subtotal	$143,980	$91,720	$90,845	$19,269	$29,172	$94,932	$5,602	$475,520

Residential
Multifamily >5 Residential	Pass	$50,424	$33,415	$46,740	$6,734	$4,969	$27,353	$96	$169,731
	Special Mention	—	533	372	—	—	6,795	—	$7,700
	Substandard	—	—	—	—	—	1,280	—	$1,280
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1,124	—	—	—	263	—	$1,387
	Subtotal	$50,424	$35,072	$47,112	$6,734	$4,969	$35,691	$96	$180,098

Total	Pass	$489,819	$359,611	$244,888	$117,657	$104,403	$396,572	$163,520	$1,876,470
	Special Mention	2,282	11,306	4,980	4,388	2,061	24,472	2,972	$52,461
	Substandard	423	746	2,317	2,299	4,707	15,856	9,865	$36,213
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,128	2,653	1,586	530	203	1,114	—	$13,214
		$499,652	$374,316	$253,771	$124,874	$111,374	$438,014	$176,357	$1,978,358

The Corporation evaluates the credit quality of its other loan portfolios, which includes residential real estate, consumer and lease financing loans, based primarily on the aging status of the loan and payment activity. Accordingly, loans on non-accrual status and loans past due 90 days or more and still accruing interest are considered to be nonperforming for purposes of credit quality evaluation. The following table presents the balance of our other loan portfolio based on the credit risk profile of loans that are performing and loans that are nonperforming:

		March 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$9,258	$74,715	$69,431	$44,378	$16,703	$133,024	$2,835	$350,344
	Non-performing	—	27	418	—	115	1,521	—	$2,081
	Subtotal	$9,258	$74,742	$69,849	$44,378	$16,818	$134,545	$2,835	$352,425

	Current period gross charge-offs	$-	$-	$-	$-	$-	$79	$-	$79

Home Equity	Performing	$62	$590	$—	$8	$169	$810	$59,975	$61,614
	Non-performing	—	—	—	20	—	53	40	$113
	Subtotal	$62	$590	$—	$28	$169	$863	$60,015	$61,727

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$2,874	$19,375	$9,764	$7,038	$5,452	$10,747	$1,020	$56,270
	Non-performing	—	—	8	72	64	157	—	$301
	Subtotal	$2,874	$19,375	$9,772	$7,110	$5,516	$10,904	$1,020	$56,571

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Residential	Performing	$747	$12,414	$8,261	$488	$753	$1,523	$—	$24,186
	Non-performing	—	—	—	—	416	50	—	$466
	Subtotal	$747	$12,414	$8,261	$488	$1,169	$1,573	$—	$24,652

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$64,910	$287,205	$104,775	$75,616	$23,788	$7,578	$6	$563,878
	Non-performing	—	1,008	709	625	252	90	—	$2,684
	Subtotal	$64,910	$288,213	$105,484	$76,241	$24,040	$7,668	$6	$566,562

	Current period gross charge-offs	$-	$1,876	$1,247	$561	$149	$70	$-	$3,903

Other Consumer	Performing	$2,974	$11,645	$6,582	$3,492	$1,140	$1,070	$4,425	$31,328
	Non-performing	—	29	234	94	32	18	2	$409
	Subtotal	$2,974	$11,674	$6,816	$3,586	$1,172	$1,088	$4,427	$31,737

	Current period gross charge-offs	$-	$28	$23	$7	$-	$-	$30	$88

Total	Performing	$80,825	$405,944	$198,813	$131,020	$48,005	$154,752	$68,261	$1,087,620
	Non-performing	—	1,064	1,369	811	879	1,889	42	$6,054
Total other loans		$80,825	$407,008	$200,182	$131,831	$48,884	$156,641	$68,303	$1,093,674

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$71,607	$70,197	$45,080	$16,968	$20,258	$117,488	$3,245	$344,843
	Non-performing	106	—	—	141	100	1,782	—	$2,129
	Subtotal	$71,713	$70,197	$45,080	$17,109	$20,358	$119,270	$3,245	$346,972

Home Equity	Performing	$1,995	$943	$8	$115	$55	$820	$59,875	$63,811
	Non-performing	—	—	78	—	14	40	176	$308
	Subtotal	$1,995	$943	$86	$115	$69	$860	$60,051	$64,119

Junior Liens	Performing	$19,074	$10,485	$7,507	$5,830	$5,366	$6,195	$1,928	$56,385
	Non-performing	—	4	77	90	139	141	—	$451
	Subtotal	$19,074	$10,489	$7,584	$5,920	$5,505	$6,336	$1,928	$56,836

Other Residential	Performing	$11,542	$9,923	$501	$915	$498	$1,582	$—	$24,961
	Non-performing	—	—	—	425	35	18	—	$478
	Subtotal	$11,542	$9,923	$501	$1,340	$533	$1,600	$—	$25,439

Consumer
Motor Vehicle	Performing	$306,565	$118,362	$88,144	$29,004	$8,652	$2,230	$6	$552,963
	Non-performing	813	739	437	237	66	47	—	$2,339
	Subtotal	$307,378	$119,101	$88,581	$29,241	$8,718	$2,277	$6	$555,302

Other Consumer	Performing	$13,426	$7,914	$4,109	$1,302	$429	$819	$4,819	$32,818
	Non-performing	18	247	89	39	12	12	2	$419
	Subtotal	$13,444	$8,161	$4,198	$1,341	$441	$831	$4,821	$33,237

Total	Performing	$424,209	$217,824	$145,349	$54,134	$35,258	$129,134	$69,873	$1,075,781
	Non-performing	937	990	681	932	366	2,040	178	$6,124
Total other loans		$425,146	$218,814	$146,030	$55,066	$35,624	$131,174	$70,051	$1,081,905

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$110,289	$45	$(10,185)	$100,149
Mortgage Backed Securities - residential	700,397	185	(82,328)	618,254
Mortgage Backed Securities - commercial	8,033	—	(376)	7,657
Collateralized mortgage obligations	226,009	138	(22,945)	203,202
State and municipal obligations	403,085	1,362	(32,552)	371,895
Municipal taxable	39,882	52	(5,855)	34,079
U.S. Treasury	2,652	—	(21)	2,631
Collateralized debt obligations	—	2,914	—	2,914
TOTAL	$1,490,347	$4,696	$(154,262)	$1,340,781

	December 31, 2022
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$110,226	$24	$(11,777)	$98,473
Mortgage Backed Securities-residential	711,131	133	(91,016)	620,248
Mortgage Backed Securities-commercial	10,103	—	(426)	9,677
Collateralized mortgage obligations	228,344	60	(24,919)	203,485
State and municipal obligations	396,522	745	(37,114)	360,153
Municipal taxable	39,321	41	(6,847)	32,515
U.S. Treasury	2,979	—	(35)	2,944
Collateralized debt obligations	—	2,986	—	2,986
TOTAL	$1,498,626	$3,989	$(172,134)	$1,330,481

Contractual maturities of debt securities at March 31, 2023 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,441	$8,406
Due after one but within five years	43,678	42,314
Due after five but within ten years	92,137	87,646
Due after ten years	411,652	373,302
	555,908	511,668
Mortgage-backed securities and collateralized mortgage obligations	934,439	829,113
TOTAL	$1,490,347	$1,340,781

There were zero in gross gains and zero in losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2023. For the three months ended March 31, 2022 there were $5 thousand in gross gains and zero in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$26,041	$(1,069)	$70,008	$(9,116)	$96,049	$(10,185)
Mortgage Backed Securities - Residential	109,292	(3,725)	497,613	(78,603)	606,905	(82,328)
Mortgage Backed Securities - Commercial	3,914	(229)	3,743	(147)	7,657	(376)
Collateralized mortgage obligations	45,547	(1,898)	140,526	(21,047)	186,073	(22,945)
State and municipal obligations	91,667	(1,808)	157,646	(30,744)	249,313	(32,552)
Municipal taxable	873	(22)	30,839	(5,833)	31,712	(5,855)
U.S. Treasury	2,264	(21)	—	—	2,264	(21)
Total temporarily impaired securities	$279,598	$(8,772)	$900,375	$(145,490)	$1,179,973	$(154,262)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$58,462	$(4,034)	$38,959	$(7,743)	$97,421	$(11,777)
Mortgage Backed Securities - Residential	234,488	(19,757)	379,520	(71,259)	614,008	(91,016)
Mortgage Backed Securities - Commercial	9,677	(426)	—	—	9,677	(426)
Collateralized mortgage obligations	135,135	(11,331)	63,792	(13,588)	198,927	(24,919)
State and municipal obligations	233,439	(24,291)	41,510	(12,823)	274,949	(37,114)
Municipal taxable	18,637	(3,706)	12,837	(3,141)	31,474	(6,847)
U.S. Treasury	2,944	(35)	—	—	2,944	(35)
Total temporarily impaired securities	$692,782	$(63,580)	$536,618	$(108,554)	$1,229,400	$(172,134)

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

Gross unrealized losses on investment securities were $154.3 million as of March 31, 2023 and $172.1 million as of December 31, 2022. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, the majority are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2023	2022
Beginning balance	$2,974	$2,974
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

5.    Fair Value

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

	March 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$100,149	$—	$100,149
Mortgage Backed Securities-residential	—	618,254	—	618,254
Mortgage Backed Securities-commercial	—	7,657	—	7,657
Collateralized mortgage obligations	—	203,202	—	203,202
State and municipal	—	370,715	1,180	371,895
Municipal taxable	—	34,079	—	34,079
U.S. Treasury	—	2,631	—	2,631
Collateralized debt obligations	—	—	2,914	2,914
TOTAL	$—	$1,336,687	$4,094	$1,340,781
Derivative Assets		1,902
Derivative Liabilities		(1,902)

	December 31, 2022
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$98,473	$—	$98,473
Mortgage Backed Securities-residential	—	620,248	—	620,248
Mortgage Backed Securities-commercial	—	9,677	—	9,677
Collateralized mortgage obligations	—	203,485	—	203,485
State and municipal	—	358,608	1,545	360,153
Municipal taxable	—	32,515	—	32,515
U.S. Treasury	—	2,944	—	2,944
Collateralized debt obligations	—	—	2,986	2,986
TOTAL	$—	$1,325,950	$4,531	$1,330,481
Derivative Assets		2,838
Derivative Liabilities		(2,838)

There were no transfers between Level 1 and Level 2 during 2023 and 2022.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and the year ended December 31, 2022.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31, 2023
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,545	$2,986	$4,531
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(72)	(72)
Transfers	—	—	—
Settlements	(365)	—	(365)
Ending balance, March 31	$1,180	$2,914	$4,094

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2022
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,895	$3,359	$5,254
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(373)	(373)
Purchases	—	—	—
Settlements	(350)	—	(350)
Ending balance, December 31	$1,545	$2,986	$4,531

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$2,914	Discounted cash flow	Discount rate	5.34%
Collateral dependent loans	$3,325	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$2,986	Discounted cash flow	Discount rate	5.34%
Collateral dependent loans	4,477	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The carrying amounts and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$82,621	$25,004	$57,617	$—	$82,621
Federal funds sold	12,931	—	12,931	—	12,931
Securities available-for-sale	1,340,781	—	1,336,687	4,094	1,340,781
Restricted stock	15,384	n/a	n/a	n/a	n/a
Loans, net	3,040,424	—	—	2,893,586	2,893,586
Accrued interest receivable	20,402	—	6,716	13,686	20,402
Deposits	(4,165,398)	—	(4,148,628)	—	(4,148,628)
Short-term borrowings	(108,584)	—	(108,584)	—	(108,584)
Other borrowings	(34,585)	—	(34,357)	—	(34,357)
Accrued interest payable	(710)	—	(710)	—	(710)

	December 31, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$222,517	$29,400	$193,117	$—	$222,517
Federal funds sold	9,374	—	9,374	—	9,374
Securities available-for-sale	1,330,481	—	1,325,950	4,531	1,330,481
Restricted stock	15,378	n/a	n/a	n/a	n/a
Loans, net	3,027,659	—	—	2,930,680	2,930,680
Accrued interest receivable	21,288	—	5,529	15,759	21,288
Deposits	(4,368,871)	—	(4,369,402)	—	(4,369,402)
Short-term borrowings	(70,875)	—	(70,875)	—	(70,875)
Other borrowings	(9,589)	—	(8,788)	—	(8,788)
Accrued interest payable	(483)	—	(483)	—	(483)

6.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	March 31, 2023	December 31, 2022
Federal Funds Purchased	$22,800	$3,000
Repurchase Agreements	85,784	67,875
	$108,584	$70,875

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

March 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$79,732	$—	$215	$5,837	$85,784

December 31, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$63,335	$—	$4,175	$365	$67,875

Other borrowings:

Other borrowings at March 31, 2023 and December 31, 2022 are summarized as follows:

(Dollar amounts in thousands)	March 31, 2023	December 31, 2022
FHLB advances	$34,585	$9,589
TOTAL	$34,585	$9,589

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended March 31,

2024	$26,005
2025	3,638
2026	4,942
2027	—
2028	—
Thereafter	—
$34,585

At March 31, 2023 and December 31, 2022, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $35.6 million of advances from the FHLB at March 31, 2023, and $9.6 million of advances at December 31, 2022. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral.

7.    Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
			Post-Retirement
	Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2023	2022	2023	2022
Service cost	$157	$297	$5	$8
Interest cost	956	706	38	28
Expected return on plan assets	(970)	(1,227)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	188	315	(13)	—
Net Periodic Benefit Cost	$331	$91	$30	$36

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2022 that it expected to contribute zero and $642 thousand respectively to its Pension Plan and ESOP and $245 thousand to the Post Retirement Health Benefits Plan in 2023. No contributions have been made to the Pension Plan thus far in 2023. Contributions of $54 thousand have been made through the first three months of 2023 for the Post Retirement Health Benefits plan. No contributions have been made in 2023 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2023 and 2022 there has been $608 thousand and $849 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

8.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three months ended March 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2023	2022
Non-interest income
Service charges on deposits and debit card fee income	$6,818	$6,654
Asset management fees	1,317	1,372
Interchange income	47	118
Net gains on sales of loans (a)	180	662
Loan servicing fees (a)	285	359
Net gains/(losses) on sales of securities (a)	—	5
Other service charges and fees (a)	204	106
Other (b)	524	4,462	(c)
Total non-interest income	$9,375	$13,738
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2023 and March 31, 2022, totaling $6 thousand and $68 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

9.   Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2023 and 2022.

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	14,238	—	14,238
Amounts reclassified from accumulated other comprehensive income	—	147	147
Net current period other comprehensive income (loss)	14,238	147	14,385
Ending balance, March 31,	$(114,658)	$(10,931)	$(125,589)

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(68,910)	—	(68,910)
Amounts reclassified from accumulated other comprehensive income	(4)	315	311
Net current period other comprehensive income (loss)	(68,914)	315	(68,599)
Ending balance, March 31,	$(53,240)	$(17,785)	$(71,025)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	3/31/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$14,291	$(116,844)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	(53)	2,186
Total unrealized gain (loss) on securities available-for-sale	$(128,896)	$14,238	$(114,658)
Unrealized gain (loss) on retirement plans	(11,078)	147	(10,931)
TOTAL	$(139,974)	$14,385	$(125,589)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	3/31/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$13,155	$(69,043)	$(55,888)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,519	129	2,648
Total unrealized income (loss) on securities available-for-sale	$15,674	$(68,914)	$(53,240)
Unrealized gain (loss) on retirement plans	(18,100)	315	(17,785)
TOTAL	$(2,426)	$(68,599)	$(71,025)

Three Months Ended March 31, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(196)	(a)	Salary and benefits
retirement plan items	49		Income tax expense
	$(147)		Net of tax
Total reclassifications for the period	$(147)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

	Three Months Ended March 31, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$5		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$4		Net of tax

Amortization of	$(420)	(a)	Salary and benefits
retirement plan items	105		Income tax expense
	$(315)		Net of tax
Total reclassifications for the period	$(311)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 6 for additional details).

10.   Leases

The Corporation leases certain branches under operating leases. At March 31, 2023, the Corporation had lease liabilities totaling $5,672,000 and right-of-use assets totaling $5,623,000 related to these leases. At December 31, 2022, the Corporation had lease liabilities totaling $5,885,000 and right-of-use assets totaling $5,840,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2023, the weighted average remaining lease term for operating leases was 9.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.18%.

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

Lease costs were as follows:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2023
Operating lease cost	$265
Short-term lease cost	49
Variable lease cost	10
Total lease cost	$324

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	244
Right-of-use assets obtained in exchange for new operating lease liabilities	—

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023 were as follows:

(Dollar amounts in thousands)	March 31, 2023
Twelve Months Ended March 31,
2024	$896
2025	837
2026	770
2027	698
2028	688
Thereafter	2,445
Total Future Minimum Lease Payments	6,334
Amounts Representing Interest	(662)
Present Value of Net Future Minimum Lease Payments	$5,672

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2022 in the 10-K filed for the fiscal year ended December 31, 2022.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2022, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2022 Form 10-K.

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

The ACL and allowance for unfunded commitments were $39.6 million and $2.1 million, respectively at March 31, 2023, compared to $39.8 million and $2.1 million, respectively at December 31, 2022. The qualitative amount of the reserve decreased $92 thousand to $10.9 million. The quantitative amount is $28.4 million at March 31, 2023, compared to $28.6 million at December 31, 2022. There was no change in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended March 31, 2023 was $16.0 million, compared to $20.9 million for the same period in 2022. Basic earnings per share decreased to $1.33 for the first quarter of 2023 compared to $1.67 for the same period in 2022. Return on Assets and Return on Equity were 1.32% and 13.10% respectively, for the three months ended March 31, 2023 compared to 1.63% and 14.81% for the three months ended March 31, 2022.

In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 29.5% of assets at March 31, 2023. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.31% of total assets as of March 31, 2023 and net charge-offs of 0.26% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The Corporation will continue its safe and sound banking practices, but the continuing impact of the crisis and further extent on the Corporation’s operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

On October 31, 2022, First Financial Corporation issued a press release announcing plans to optimize its banking center network as part of a plan to improve operating efficiencies and accommodate changing customer preferences. Subject to regulatory requirements, the Corporation closed and consolidated seven of its seventy-two branches on January 31, 2023. The buildings and land on the owned branches recorded impairment on December 31, 2022 for $1.3 million. These consolidations are projected to save the Corporation approximately $1.5 million per year in operating expenses.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $6.5 million in the three months ended March 31, 2023 to $44.3 million from $37.8 million in the same period in 2022. The net interest margin for the three months ended March 31, 2023 is 3.96% compared to 3.16% for the same period in 2022, a 25.32% increase. Interest rates increased significantly throughout 2022 and in the first quarter of 2023, due to federal rate adjustments.

Non-Interest Income

Non-interest income for the three months ended March 31, 2023 was $9.4 million compared to $13.7 million for the same period of 2022. The change in non-interest income from 2022 to 2023 was primarily driven by a $4.0 million legal settlement received in February, 2022. The Corporation does not expect this income to reoccur.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2023 was $32.3 million compared to $31.3 million for the same period in 2022.

Allowance for Credit Losses

The Corporation’s provision for credit losses increased to $1.8 million for the first quarter of 2023 as compared to negative provision of $6.6 million for the same period in 2022. Net charge-offs for the first quarter of 2023 were $2.0 million compared to $1.2 million for the same period of 2022. The negative provision for first quarter 2022 was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to an acquisition, which management believed to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first quarter 2023, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2023 was 18.42% compared to 21.79% for the same period in 2022. Pretax income for the first quarter 2022 was significantly higher than pretax income for first quarter 2023. Since our permanent differences remained similar, income was the driving factor for the decrease in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $12.1 million at March 31, 2023 compared to $12.7 million at December 31, 2022. Nonperforming loans decreased 43.4% compared to $8.4 million as of March 31, 2022. A summary of non-performing loans at March 31, 2023 and December 31, 2022 follows:

	(000's)
	March 31, 2023	December 31, 2022
Non-accrual loans	$10,920	$11,554
Accruing loans past due over 90 days	1,157	1,119
	$12,077	$12,673

Ratio of the allowance for credit losses as a percentage of non-performing loans	328.1%	414.4%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	March 31, 2023	December 31, 2022
Non-accrual loans
Commercial loans	$4,098	$4,874
Residential loans	3,422	3,715
Consumer loans	3,400	2,965
	$10,920	$11,554
Past due 90 days or more
Commercial loans	$293	$112
Residential loans	863	1,007
Consumer loans	1	—
	$1,157	$1,119

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2023. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would increase 1.22% over the next 12 months and increase 3.86% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 2.57% over the next 12 months and decrease 6.00% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	(7.10)%	(18.15)%	(26.53)%
Down 200	(5.09)	(12.30)	(17.94)
Down 100	(2.57)	(6.00)	(8.81)
Up 100	1.22	3.86	6.66
Up 200	(0.50)	4.78	10.37
Up 300	(0.37)	7.55	16.00

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.5 million of investments that mature throughout the next 12 months. The Corporation also anticipates $113.7 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $11.2 million in securities to be called within the next 12 months. The Corporation also has $93.8 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $118.5 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2023 to year-ended December 31, 2022, loans net of deferred loan costs, have increased $13 million to $3.1 billion. Deposits decreased 4.66% to $4.2 billion at March 31, 2023 compared to December 31, 2022. The decline was in part driven by a decline in interest bearing public funds checking, which historically declines in the first quarter each year, and a decline in institutional deposits as a result of a pricing decision. Shareholders’ equity increased 6.36% or $30.2 million. This financial performance increased book value per share 6.21% to $41.89 at March 31, 2023 from $39.44 at December 31, 2022. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive income increased $14.4 million primarily due to the market value of the securities portfolio, which reflected the increase in securities pricing.

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

	March 31, 2023	December 31, 2022	To Be Well Capitalized
Common equity tier 1 capital
Corporation	14.27%	13.58%	N/A
First Financial Bank	12.74%	12.09%	—%
Total risk-based capital
Corporation	15.32%	14.61%	N/A
First Financial Bank	13.81%	13.14%	—%
Tier I risk-based capital
Corporation	14.27%	13.58%	N/A
First Financial Bank	12.74%	12.09%	—%
Tier I leverage capital
Corporation	11.30%	10.78%	N/A
First Financial Bank	10.00%	9.50%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2023 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Except as set forth below, where an already discussed risk factor has been updated for the current period, there have been no material changes in the risk factors from those disclosed in the Corporation’s 2022 Form 10-K filed for December 31, 2022.

A lack of liquidity could affect our operations and jeopardize our financial condition.

The Corporation requires liquidity to meet our deposit and other obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce its access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of depositors. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of depositors sought to withdraw their deposits, regardless of the reason. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition, and result of operations. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2023	—	—	—	—
February 1-28, 2023	—	—	—	—
March 1-31, 2023	—	—	—	—
Total	—	—	—	830,220

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2022, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 29, 2022.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 by Principal Executive Officer, dated May 4, 2023.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 by Principal Financial Officer, dated May 4, 2023.
32.1

Certification, dated May 4, 2023, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2023.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2023, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 4, 2023	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date: May 4, 2023	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)