Form 10-Q
period 2023-06-30
FIRST FINANCIAL CORP /IN/
filed 2023-08-02
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☑.

As of August 1, 2023, the registrant had outstanding 11,975,575 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks	$82,095	$222,517
Federal funds sold	363	9,374
Securities available-for-sale	1,299,226	1,330,481
Loans:
Commercial	1,812,035	1,798,260
Residential	689,199	673,464
Consumer	625,442	588,539
	3,126,676	3,060,263
(Less) plus:
Net deferred loan (fees)/costs	7,962	7,175
Allowance for credit losses	(39,907)	(39,779)
	3,094,731	3,027,659
Restricted stock	15,391	15,378
Accrued interest receivable	21,311	21,288
Premises and equipment, net	67,127	66,147
Bank-owned life insurance	116,613	115,704
Goodwill	86,985	86,985
Other intangible assets	6,079	6,714
Other real estate owned	90	337
Other assets	87,220	86,697
TOTAL ASSETS	$4,877,231	$4,989,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$817,380	$857,920
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	60,541	50,608
Other interest-bearing deposits	3,185,234	3,460,343
	4,063,155	4,368,871
Short-term borrowings	128,859	70,875
Other borrowings	134,582	9,589
Other liabilities	53,747	64,653
TOTAL LIABILITIES	4,380,343	4,513,988
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000 Issued shares-16,137,220 in 2023 and 16,114,992 in 2022 Outstanding shares - 11,982,985 in 2023 and 12,051,964 in 2022	2,013	2,012
Additional paid-in capital	143,632	143,185
Retained earnings	640,325	614,829
Accumulated other comprehensive loss	(141,250)	(139,974)
Less: Treasury shares at cost - 4,154,235 in 2023 and 4,063,028 in 2022	(147,832)	(144,759)
TOTAL SHAREHOLDERS’ EQUITY	496,888	475,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,877,231	$4,989,281

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$46,479	$34,305	$91,074	$66,662
Securities:
Taxable	6,231	6,048	12,467	10,631
Tax-exempt	2,678	2,492	5,276	4,840
Other	841	358	2,112	723
TOTAL INTEREST INCOME	56,229	43,203	110,929	82,856
INTEREST EXPENSE:
Deposits	11,957	2,473	21,484	4,149
Short-term borrowings	1,294	176	2,102	258
Other borrowings	791	85	821	169
TOTAL INTEREST EXPENSE	14,042	2,734	24,407	4,576
NET INTEREST INCOME	42,187	40,469	86,522	78,280
Provision for credit losses	1,800	750	3,600	(5,800)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	40,387	39,719	82,922	84,080
NON-INTEREST INCOME:
Trust and financial services	1,185	1,300	2,502	2,672
Service charges and fees on deposit accounts	7,054	7,079	13,872	13,733
Other service charges and fees	196	222	400	328
Securities gains, net	—	—	—	5
Interchange income	—	151	47	269
Loan servicing fees	264	368	549	727
Gain on sales of mortgage loans	311	603	490	1,265
Other	1,443	547	1,968	5,009
TOTAL NON-INTEREST INCOME	10,453	10,270	19,828	24,008
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,946	15,668	34,104	33,010
Occupancy expense	2,132	2,372	4,731	4,894
Equipment expense	3,525	2,959	6,824	5,866
FDIC Expense	577	542	1,364	970
Other	8,166	9,133	16,644	17,278
TOTAL NON-INTEREST EXPENSE	31,346	30,674	63,667	62,018
INCOME BEFORE INCOME TAXES	19,494	19,315	39,083	46,070
Provision for income taxes	3,507	3,702	7,116	9,533
NET INCOME	15,987	15,613	31,967	36,537
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(15,808)	(55,919)	(1,570)	(124,833)
Change in funded status of post retirement benefits, net of taxes	147	314	294	629
COMPREHENSIVE INCOME (LOSS)	$326	$(39,992)	$30,691	$(87,667)
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.33	$1.27	$2.66	$2.95
Weighted average number of shares outstanding (in thousands)	12,022	12,248	12,040	12,393

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2023, and 2022

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2022	$2,010	$142,185	$580,063	$(71,025)	$(127,789)	$525,444
Net income	—	—	15,613	—	—	15,613
Other comprehensive income (loss)	—	—	—	(55,605)	—	(55,605)
Omnibus Equity Incentive Plan	1	205	—	—	—	206
Treasury shares purchased (404,186 shares)	—	—	—	—	(17,620)	(17,620)
Cash dividends, $.54 per share	—	—	(6,507)	—	—	(6,507)
Balance, June 30, 2022	$2,011	$142,390	$589,169	$(126,630)	$(145,409)	$461,531

Balance, April 1, 2023	$2,012	$143,408	$630,809	$(125,589)	$(145,141)	$505,499
Net income	—	—	15,987	—	—	15,987
Other comprehensive income (loss)	—	—	—	(15,661)	—	(15,661)
Omnibus Equity Incentive Plan	1	224	—	—	—	225
Treasury shares purchased (82,903 shares)	—	—	—	—	(2,691)	(2,691)
Cash dividends, $.54 per share	—	—	(6,471)	—	—	(6,471)
Balance, June 30, 2023	$2,013	$143,632	$640,325	$(141,250)	$(147,832)	$496,888

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2023, and 2022

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2022	$2,009	$141,979	$559,139	$(2,426)	$(118,125)	$582,576
Net income	—	—	36,537	—	—	36,537
Other comprehensive income (loss)	—	—	—	(124,204)	—	(124,204)
Omnibus Equity Incentive Plan	2	411	—	—	—	413
Treasury shares purchased (617,449 shares)	—	—	—	—	(27,284)	(27,284)
Cash dividends, $.54 per share	—	—	(6,507)	—	—	(6,507)
Balance, June 30, 2022	$2,011	$142,390	$589,169	$(126,630)	$(145,409)	$461,531

Balance, January 1, 2023	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293
Net income	—	—	31,967	—	—	31,967
Other comprehensive income (loss)	—	—	—	(1,276)	—	(1,276)
Omnibus Equity Incentive Plan	1	447	—	—	—	448
Treasury shares purchased (91,207 shares)	—	—	—	—	(3,073)	(3,073)
Cash dividends, $.54 per share	—	—	(6,471)	—	—	(6,471)
Balance, June 30, 2023	$2,013	$143,632	$640,325	$(141,250)	$(147,832)	$496,888

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,967	$36,537
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,550	3,609
Provision for credit losses	3,600	(5,800)
Securities gains	—	(5)
Depreciation and amortization	3,250	3,100
Restricted stock compensation	448	413
Gain on sale of mortgage loans	(490)	(1,265)
(Gain) Loss on sale of other real estate	14	19
Other, net	(3,613)	(3,990)
NET CASH FROM OPERATING ACTIVITIES	37,726	32,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	56,322	96,791
Purchases of securities available-for-sale	(29,653)	(238,453)
Loans made to customers, net of repayment	(69,656)	(75,090)
Net change in federal funds sold	9,011	(10,825)
Redemption of restricted stock	—	1,617
Purchase of restricted stock	(13)	(1,037)
Proceeds from sales of other real estate owned	217	190
Additions to premises and equipment	(3,595)	(1,912)
NET CASH FROM INVESTING ACTIVITIES	(37,367)	(228,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(305,309)	(25,624)
Net change in short-term borrowings	57,984	(9,142)
Dividends paid	(15,383)	(14,459)
Purchase of treasury stock	(3,073)	(27,284)
Proceeds from other borrowings	680,000	—
Maturities of other borrowings	(555,000)	(44)
NET CASH FROM FINANCING ACTIVITIES	(140,781)	(76,553)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(140,422)	(272,654)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	222,517	688,027
CASH AND DUE FROM BANKS, END OF PERIOD	$82,095	$415,373

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2023 and 2022 consolidated financial statements are unaudited. The December 31, 2022 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2022 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2022.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the six months ended 2023 and 2022, 22,228 and 18,679 shares were awarded, respectively. These shares had a grant date value of $1.0 million and $847 thousand for 2023 and 2022, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

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

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Corporation is evaluating ASU 2023-02 and its effect on its consolidated financial statements and related disclosures.

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended June 30.

Allowance for Credit Losses:		June 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,790	$15,059	$11,513	$258	$39,620
Provision for credit losses	(377)	166	1,733	278	1,800
Loans charged-off	(209)	(63)	(3,271)	—	(3,543)
Recoveries	246	106	1,678	—	2,030
Ending Balance	$12,450	$15,268	$11,653	$536	$39,907

Allowance for Credit Losses:		June 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$17,300	$13,235	$9,662	$319	$40,516
Provision for credit losses	(1,392)	895	1,319	(72)	750
Loans charged-off	(370)	(56)	(1,985)	—	(2,411)
Recoveries	931	94	1,588	—	2,613
Ending Balance	$16,469	$14,168	$10,584	$247	$41,468

The following table presents the activity of the allowance for credit losses by portfolio segment for the six months ended June 30.

Allowance for Credit Losses:		June 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	(431)	666	2,987	378	3,600
Loans charged -off	(515)	(142)	(7,262)	—	(7,919)
Recoveries	447	176	3,824	—	4,447
Ending Balance	$12,450	$15,268	$11,653	$536	$39,907

Allowance for Credit Losses:		June 30, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(2,432)	(4,249)	1,019	(138)	(5,800)
Loans charged -off	(1,253)	(522)	(3,890)	—	(5,665)
Recoveries	1,271	623	2,734	—	4,628
Ending Balance	$16,469	$14,168	$10,584	$247	$41,468

The tables below present the recorded investment in non-performing loans by class of loans.

	June 30, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$1,536	$933
Farmland	—	2,070	1,662
Non Farm, Non Residential	—	1,641	1,530
Agriculture	—	1,242	1,208
All Other Commercial	—	22	—
Residential
First Liens	454	998	—
Home Equity	106	72	—
Junior Liens	140	218	—
Multifamily	—	1,430	1,250
All Other Residential	—	449	—
Consumer
Motor Vehicle	—	2,602	—
All Other Consumer	—	336	—
TOTAL	$700	$12,616	$6,583

	December 31, 2022
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$114	$2,137	$254
Farmland	—	461	—
Non Farm, Non Residential	—	2,064	2,052
Agriculture	—	186	155
All Other Commercial	—	26	—
Residential
First Liens	666	1,380	—
Home Equity	180	133	—
Junior Liens	197	256	—
Multifamily	—	1,468	—
All Other Residential	—	478	—
Consumer
Motor Vehicle	—	2,549	—
All Other Consumer	—	416	—
TOTAL	$1,157	$11,554	$2,461

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	June 30, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,890	$—
Farmland	2,435	—
Non Farm, Non Residential	4,519	—
Agriculture	68	1,140
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	1,250	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$12,162	$1,140

	December 31, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$4,613	$1
Farmland	3,289	—
Non Farm, Non Residential	5,123	—
Agriculture	—	155
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	895	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,920	$156

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,309	$128	$1,163	$2,600	$656,982	$659,582
Farmland	363	—	1,975	2,338	129,998	132,336
Non Farm, Non Residential	1,292	—	100	1,392	406,706	408,098
Agriculture	194	21	1,140	1,355	113,510	114,865
All Other Commercial	—	41	—	41	507,301	507,342
Residential
First Liens	652	881	638	2,171	355,819	357,990
Home Equity	172	133	145	450	63,192	63,642
Junior Liens	312	41	282	635	57,158	57,793
Multifamily	146	—	1,250	1,396	185,230	186,626
All Other Residential	—	—	—	—	25,266	25,266
Consumer
Motor Vehicle	10,222	1,614	584	12,420	582,729	595,149
All Other Consumer	244	47	6	297	32,476	32,773
TOTAL	$14,906	$2,906	$7,283	$25,095	$3,116,367	$3,141,462

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,698	$529	$726	$2,953	$674,569	$677,522
Farmland	112	—	—	112	127,498	127,610
Non Farm, Non Residential	274	34	—	308	387,108	387,416
Agriculture	—	1,231	—	1,231	136,451	137,682
All Other Commercial	333	—	14	347	478,095	478,442
Residential
First Liens	4,528	1,203	1,054	6,785	341,131	347,916
Home Equity	305	144	276	725	63,615	64,340
Junior Liens	213	69	327	609	56,367	56,976
Multifamily	317	83	—	400	180,305	180,705
All Other Residential	1,115	350	—	1,465	24,058	25,523
Consumer
Motor Vehicle	15,151	1,930	985	18,066	539,651	557,717
All Other Consumer	341	56	15	412	32,967	33,379
TOTAL	$24,387	$5,629	$3,397	$33,413	$3,041,815	$3,075,228

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

During the six months ended June 30, 2023, the Corporation had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

The following tables present the commercial loan portfolio by risk category:

		June 30, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$42,227	$144,886	$119,578	$43,911	$51,395	$110,920	$99,856	$612,773
	Special Mention	58	69	10,483	3,219	2,542	2,751	144	$19,266
	Substandard	3,296	252	731	1,087	961	8,515	5,977	$20,819
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	699	1,533	1,167	621	303	138	—	$4,461
	Subtotal	$46,280	$146,740	$131,959	$48,838	$55,201	$122,324	$105,977	$657,319

	Current period gross charge-offs	$8	$20	$39	$69	$-	$-	$-	$136

Farmland	Pass	$14,598	$16,549	$21,454	$8,518	$9,269	$54,810	$200	$125,398
	Special Mention	—	—	—	—	313	1,373	—	$1,686
	Substandard	—	—	—	456	608	2,144	—	$3,208
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$14,598	$16,549	$21,454	$8,974	$10,190	$58,344	$200	$130,309

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$38,087	$115,365	$71,005	$26,599	$21,963	$121,235	$3,613	$397,867
	Special Mention	—	92	1,015	—	863	1	—	$1,971
	Substandard	597	—	—	—	528	5,356	—	$6,481
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	687	—	85	—	$772
	Subtotal	$38,684	$115,457	$72,020	$27,286	$23,354	$126,677	$3,613	$407,091

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$6,297	$11,900	$7,810	$6,567	$7,709	$18,395	$49,793	$108,471
	Special Mention	—	107	—	8	3	700	1,916	$2,734
	Substandard	—	—	—	—	69	1,179	211	$1,459
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	68	59	35	55	31	1	—	$249
	Subtotal	$6,365	$12,066	$7,845	$6,630	$7,812	$20,275	$51,920	$112,913

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$19,209	$150,139	$94,461	$94,799	$14,423	$106,116	$9,592	$488,739
	Special Mention	—	21	—	2,555	7	11,718	—	$14,301
	Substandard	—	—	19	—	849	5	—	$873
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	14	—	—	—	476	—	$490
	Subtotal	$19,209	$150,174	$94,480	$97,354	$15,279	$118,315	$9,592	$504,403

	Current period gross charge-offs	$379	$-	$-	$-	$-	$-	$-	$379

Residential
Multifamily >5 Residential	Pass	$8,132	$58,632	$31,343	$42,385	$6,517	$28,843	$90	$175,942
	Special Mention	—	—	—	365	—	6,664	361	$7,390
	Substandard	—	—	—	—	—	1,250	—	$1,250
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,112	—	—	257	—	$1,369
	Subtotal	$8,132	$58,632	$32,455	$42,750	$6,517	$37,014	$451	$185,951

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$128,550	$497,471	$345,651	$222,779	$111,276	$440,319	$163,144	$1,909,190
	Special Mention	58	289	11,498	6,147	3,728	23,207	2,421	$47,348
	Substandard	3,893	252	750	1,543	3,015	18,449	6,188	$34,090
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	767	1,606	2,314	1,363	334	974	—	$7,358
		$133,268	$499,618	$360,213	$231,832	$118,353	$482,949	$171,753	$1,997,986

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,479	$128,012	$56,830	$54,208	$26,514	$99,522	$92,110	$620,675
	Special Mention	2,071	9,738	3,434	2,572	2,061	1,848	453	$22,177
	Substandard	423	723	1,861	954	3,169	6,264	9,103	$22,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,041	1,408	822	469	149	85	—	$9,974
	Subtotal	$173,014	$139,881	$62,947	$58,203	$31,893	$107,719	$101,666	$675,323

Farmland	Pass	$16,261	$22,530	$9,244	$9,438	$10,352	$48,847	$340	$117,012
	Special Mention	—	—	1,164	882	—	2,930	—	$4,976
	Substandard	—	—	456	608	337	1,969	—	$3,370
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$16,261	$22,530	$10,864	$10,928	$10,689	$53,763	$340	$125,375

Non Farm, Non Residential	Pass	$102,629	$75,011	$33,214	$19,596	$31,438	$111,586	$2,975	$376,449
	Special Mention	99	1,035	—	921	—	279	—	$2,334
	Substandard	—	—	—	513	—	6,281	—	$6,794
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	696	—	—	269	—	$965
	Subtotal	$102,728	$76,046	$33,910	$21,030	$31,438	$118,415	$2,975	$386,542

Agriculture	Pass	$13,085	$9,028	$8,015	$8,422	$1,987	$26,729	$62,397	$129,663
	Special Mention	89	—	10	3	—	709	2,519	$3,330
	Substandard	—	—	—	224	1,201	56	762	$2,243
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	71	39	68	61	25	—	—	$264
	Subtotal	$13,245	$9,067	$8,093	$8,710	$3,213	$27,494	$65,678	$135,500

Other Commercial	Pass	$143,941	$91,615	$90,845	$19,259	$29,143	$82,535	$5,602	$462,940
	Special Mention	23	—	—	10	—	11,911	—	$11,944
	Substandard	—	23	—	—	—	6	—	$29
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	16	82	—	—	29	480	—	$607
	Subtotal	$143,980	$91,720	$90,845	$19,269	$29,172	$94,932	$5,602	$475,520

Residential
Multifamily >5 Residential	Pass	$50,424	$33,415	$46,740	$6,734	$4,969	$27,353	$96	$169,731
	Special Mention	—	533	372	—	—	6,795	—	$7,700
	Substandard	—	—	—	—	—	1,280	—	$1,280
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1,124	—	—	—	263	—	$1,387
	Subtotal	$50,424	$35,072	$47,112	$6,734	$4,969	$35,691	$96	$180,098

Total	Pass	$489,819	$359,611	$244,888	$117,657	$104,403	$396,572	$163,520	$1,876,470
	Special Mention	2,282	11,306	4,980	4,388	2,061	24,472	2,972	$52,461
	Substandard	423	746	2,317	2,299	4,707	15,856	9,865	$36,213
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,128	2,653	1,586	530	203	1,114	—	$13,214
		$499,652	$374,316	$253,771	$124,874	$111,374	$438,014	$176,357	$1,978,358

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

		June 30, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$22,550	$76,215	$68,330	$42,893	$16,503	$127,413	$1,525	$355,429
	Non-performing	—	26	—	—	44	1,474	—	$1,544
	Subtotal	$22,550	$76,241	$68,330	$42,893	$16,547	$128,887	$1,525	$356,973

	Current period gross charge-offs	$-	$-	$-	$-	$-	$142	$-	$142

Home Equity	Performing	$62	$398	$—	$8	$133	$920	$61,755	$63,276
	Non-performing	—	26	—	19	—	72	58	$175
	Subtotal	$62	$424	$—	$27	$133	$992	$61,813	$63,451

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$7,541	$18,253	$9,263	$6,451	$5,049	$9,838	$899	$57,294
	Non-performing	—	—	8	106	65	180	—	$359
	Subtotal	$7,541	$18,253	$9,271	$6,557	$5,114	$10,018	$899	$57,653

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Residential	Performing	$2,987	$11,662	$7,183	$440	$736	$1,580	$133	$24,721
	Non-performing	—	—	—	—	403	47	—	$450
	Subtotal	$2,987	$11,662	$7,183	$440	$1,139	$1,627	$133	$25,171

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$148,410	$260,415	$92,262	$64,929	$19,388	$5,185	$—	$590,589
	Non-performing	54	916	526	478	174	57	—	$2,205
	Subtotal	$148,464	$261,331	$92,788	$65,407	$19,562	$5,242	$—	$592,794

	Current period gross charge-offs	$56	$3,861	$1,931	$855	$277	$144	$-	$7,124

Other Consumer	Performing	$7,572	$9,755	$5,477	$2,887	$985	$870	$4,753	$32,299
	Non-performing	4	25	202	68	26	12	12	$349
	Subtotal	$7,576	$9,780	$5,679	$2,955	$1,011	$882	$4,765	$32,648

	Current period gross charge-offs	$-	$38	$30	$11	$-	$-	$59	$138

Total	Performing	$189,122	$376,698	$182,515	$117,608	$42,794	$145,806	$69,065	$1,123,608
	Non-performing	58	993	736	671	712	1,842	70	$5,082
Total other loans		$189,180	$377,691	$183,251	$118,279	$43,506	$147,648	$69,135	$1,128,690

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$71,607	$70,197	$45,080	$16,968	$20,258	$117,488	$3,245	$344,843
	Non-performing	106	—	—	141	100	1,782	—	$2,129
	Subtotal	$71,713	$70,197	$45,080	$17,109	$20,358	$119,270	$3,245	$346,972

Home Equity	Performing	$1,995	$943	$8	$115	$55	$820	$59,875	$63,811
	Non-performing	—	—	78	—	14	40	176	$308
	Subtotal	$1,995	$943	$86	$115	$69	$860	$60,051	$64,119

Junior Liens	Performing	$19,074	$10,485	$7,507	$5,830	$5,366	$6,195	$1,928	$56,385
	Non-performing	—	4	77	90	139	141	—	$451
	Subtotal	$19,074	$10,489	$7,584	$5,920	$5,505	$6,336	$1,928	$56,836

Other Residential	Performing	$11,542	$9,923	$501	$915	$498	$1,582	$—	$24,961
	Non-performing	—	—	—	425	35	18	—	$478
	Subtotal	$11,542	$9,923	$501	$1,340	$533	$1,600	$—	$25,439

Consumer
Motor Vehicle	Performing	$306,565	$118,362	$88,144	$29,004	$8,652	$2,230	$6	$552,963
	Non-performing	813	739	437	237	66	47	—	$2,339
	Subtotal	$307,378	$119,101	$88,581	$29,241	$8,718	$2,277	$6	$555,302

Other Consumer	Performing	$13,426	$7,914	$4,109	$1,302	$429	$819	$4,819	$32,818
	Non-performing	18	247	89	39	12	12	2	$419
	Subtotal	$13,444	$8,161	$4,198	$1,341	$441	$831	$4,821	$33,237

Total	Performing	$424,209	$217,824	$145,349	$54,134	$35,258	$129,134	$69,873	$1,075,781
	Non-performing	937	990	681	932	366	2,040	178	$6,124
Total other loans		$425,146	$218,814	$146,030	$55,066	$35,624	$131,174	$70,051	$1,081,905

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$108,064	$5	$(12,349)	$95,720
Mortgage Backed Securities - residential	686,922	32	(92,069)	594,885
Mortgage Backed Securities - commercial	7,996	—	(503)	7,493
Collateralized mortgage obligations	220,357	—	(28,297)	192,060
State and municipal obligations	404,022	630	(34,352)	370,300
Municipal taxable	39,878	5	(6,188)	33,695
U.S. Treasury	2,164	—	(32)	2,132
Collateralized debt obligations	—	2,941	—	2,941
TOTAL	$1,469,403	$3,613	$(173,790)	$1,299,226

	December 31, 2022
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$110,226	$24	$(11,777)	$98,473
Mortgage Backed Securities-residential	711,131	133	(91,016)	620,248
Mortgage Backed Securities-commercial	10,103	—	(426)	9,677
Collateralized mortgage obligations	228,344	60	(24,919)	203,485
State and municipal obligations	396,522	745	(37,114)	360,153
Municipal taxable	39,321	41	(6,847)	32,515
U.S. Treasury	2,979	—	(35)	2,944
Collateralized debt obligations	—	2,986	—	2,986
TOTAL	$1,498,626	$3,989	$(172,134)	$1,330,481

Contractual maturities of debt securities at June 30, 2023 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,011	$7,959
Due after one but within five years	45,357	43,379
Due after five but within ten years	93,979	88,146
Due after ten years	406,781	365,304
	554,128	504,788
Mortgage-backed securities and collateralized mortgage obligations	915,275	794,438
TOTAL	$1,469,403	$1,299,226

There were zero in gross gains and zero in losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022 there were zero and $5 thousand in gross gains and zero in losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$21,440	$(965)	$73,836	$(11,384)	$95,276	$(12,349)
Mortgage Backed Securities - Residential	70,911	(2,835)	518,769	(89,234)	589,680	(92,069)
Mortgage Backed Securities - Commercial	3,837	(304)	3,656	(199)	7,493	(503)
Collateralized mortgage obligations	42,327	(1,638)	149,733	(26,659)	192,060	(28,297)
State and municipal obligations	100,350	(951)	200,088	(33,401)	300,438	(34,352)
Municipal taxable	1,846	(49)	30,529	(6,139)	32,375	(6,188)
U.S. Treasury	—	—	2,132	(32)	2,132	(32)
Total temporarily impaired securities	$240,711	$(6,742)	$978,743	$(167,048)	$1,219,454	$(173,790)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$58,462	$(4,034)	$38,959	$(7,743)	$97,421	$(11,777)
Mortgage Backed Securities - Residential	234,488	(19,757)	379,520	(71,259)	614,008	(91,016)
Mortgage Backed Securities - Commercial	9,677	(426)	—	—	9,677	(426)
Collateralized mortgage obligations	135,135	(11,331)	63,792	(13,588)	198,927	(24,919)
State and municipal obligations	233,439	(24,291)	41,510	(12,823)	274,949	(37,114)
Municipal taxable	18,637	(3,706)	12,837	(3,141)	31,474	(6,847)
U.S. Treasury	2,944	(35)	—	—	2,944	(35)
Total temporarily impaired securities	$692,782	$(63,580)	$536,618	$(108,554)	$1,229,400	$(172,134)

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

Gross unrealized losses on investment securities were $173.8 million as of June 30, 2023 and $172.1 million as of December 31, 2022. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, the majority are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2023	2022	2023	2022
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

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

	June 30, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$95,720	$—	$95,720
Mortgage Backed Securities-residential	—	594,885	—	594,885
Mortgage Backed Securities-commercial	—	7,493	—	7,493
Collateralized mortgage obligations	—	192,060	—	192,060
State and municipal	—	369,120	1,180	370,300
Municipal taxable	—	33,695	—	33,695
U.S. Treasury	—	2,132	—	2,132
Collateralized debt obligations	—	—	2,941	2,941
TOTAL	$—	$1,295,105	$4,121	$1,299,226
Derivative Assets		2,726
Derivative Liabilities		(2,726)

	December 31, 2022
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$98,473	$—	$98,473
Mortgage Backed Securities-residential	—	620,248	—	620,248
Mortgage Backed Securities-commercial	—	9,677	—	9,677
Collateralized mortgage obligations	—	203,485	—	203,485
State and municipal	—	358,608	1,545	360,153
Municipal taxable	—	32,515	—	32,515
U.S. Treasury	—	2,944	—	2,944
Collateralized debt obligations	—	—	2,986	2,986
TOTAL	$—	$1,325,950	$4,531	$1,330,481
Derivative Assets		2,838
Derivative Liabilities		(2,838)

There were no transfers between Level 1 and Level 2 during 2023 and 2022.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and the year ended December 31, 2022.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	June 30, 2023
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, April 1	$1,180	$2,914	$4,094
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	27	27
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$1,180	$2,941	$4,121

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
	June 30, 2023
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,545	$2,986	$4,531
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(45)	(45)
Transfers	—	—	—
Settlements	(365)	—	(365)
Ending balance, June 30	$1,180	$2,941	$4,121

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2022
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,895	$3,359	$5,254
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(373)	(373)
Purchases	—	—	—
Settlements	(350)	—	(350)
Ending balance, December 31	$1,545	$2,986	$4,531

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$2,914	Discounted cash flow	Discount rate	6.83%
Collateral dependent loans	$2,213	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$2,986	Discounted cash flow	Discount rate	5.34%
Collateral dependent loans	4,477	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

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

The carrying amounts and estimated fair value of financial instruments at June 30, 2023 and December 31, 2022, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$82,095	$28,661	$53,434	$—	$82,095
Federal funds sold	363	—	363	—	363
Securities available-for-sale	1,299,226	—	1,295,105	4,121	1,299,226
Restricted stock	15,391	n/a	n/a	n/a	n/a
Loans, net	3,094,731	—	—	2,937,476	2,937,476
Accrued interest receivable	21,311	—	6,789	14,522	21,311
Deposits	(4,063,155)	—	(4,056,356)	—	(4,056,356)
Short-term borrowings	(128,859)	—	(128,859)	—	(128,859)
Other borrowings	(134,582)	—	(134,401)	—	(134,401)
Accrued interest payable	(1,254)	—	(1,254)	—	(1,254)

	December 31, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$222,517	$29,400	$193,117	$—	$222,517
Federal funds sold	9,374	—	9,374	—	9,374
Securities available-for-sale	1,330,481	—	1,325,950	4,531	1,330,481
Restricted stock	15,378	n/a	n/a	n/a	n/a
Loans, net	3,027,659	—	—	2,930,680	2,930,680
Accrued interest receivable	21,288	—	5,529	15,759	21,288
Deposits	(4,368,871)	—	(4,369,402)	—	(4,369,402)
Short-term borrowings	(70,875)	—	(70,875)	—	(70,875)
Other borrowings	(9,589)	—	(8,788)	—	(8,788)
Accrued interest payable	(483)	—	(483)	—	(483)

6.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	June 30, 2023	December 31, 2022
Federal Funds Purchased	$54,100	$3,000
Repurchase Agreements	74,759	67,875
	$128,859	$70,875

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

June 30, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$68,758	$450	$300	$5,251	$74,759

December 31, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$63,335	$—	$4,175	$365	$67,875

Other borrowings:

Other borrowings at June 30, 2023 and December 31, 2022 are summarized as follows:

(Dollar amounts in thousands)	June 30, 2023	December 31, 2022
FHLB advances	$134,582	$9,589
TOTAL	$134,582	$9,589

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended June 30,

2024	$126,003
2025	3,632
2026	4,947
2027	—
2028	—
Thereafter	—
$134,582

At June 30, 2023 and December 31, 2022, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $134.6 million of advances from the FHLB at June 30, 2023, and $9.6 million of advances at December 31, 2022. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral.

7.    Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$157	$298	$5	$9	$314	$595	$10	$17
Interest cost	956	707	39	27	1,912	1,413	77	55
Expected return on plan assets	(969)	(1,228)	—	—	(1,939)	(2,455)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	188	314	(13)	—	376	629	(26)	—
Net Periodic Benefit Cost	$332	$91	$31	$36	$663	$182	$61	$72

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2022 that it expected to contribute zero and $642 thousand respectively to its Pension Plan and ESOP and $245 thousand to the Post Retirement Health Benefits Plan in 2023. No contributions have been made to the Pension Plan thus far in 2023. Contributions of $110 thousand have been made through the first six months of 2023 for the Post Retirement Health Benefits plan. No contributions have been made in 2023 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2023 and 2022 there has been $1.3 million and $849 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

8.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and six months ended June 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2023	2022	2023	2022
Non-interest income
Service charges on deposits and debit card fee income	$7,054	$7,079	$13,872	$13,733
Asset management fees	1,185	1,300	2,502	2,672
Interchange income	—	151	47	269
Net gains on sales of loans (a)	311	603	490	1,265
Loan servicing fees (a)	264	368	549	727
Net gains/(losses) on sales of securities (a)	—	—	—	5
Other service charges and fees (a)	196	222	400	328
Other (b)	1,443	547	1,968	5,009	(c)
Total non-interest income	$10,453	$10,270	$19,828	$24,008
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2023 and June 30, 2022, totaling $(37) thousand and $17 thousand, respectively, and for the six months ended for the same periods, totaling $(31) thousand and $85 thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

9.   Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2023 and 2022.

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(114,658)	$(10,931)	$(125,589)
Change in other comprehensive income (loss) before reclassification	(15,808)	—	(15,808)
Amounts reclassified from accumulated other comprehensive income	—	147	147
Net current period other comprehensive income (loss)	(15,808)	147	(15,661)
Ending balance, June 30,	$(130,466)	$(10,784)	$(141,250)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	(1,570)	—	(1,570)
Amounts reclassified from accumulated other comprehensive income	—	294	294
Net current period other comprehensive income (loss)	(1,570)	294	(1,276)
Ending balance, June 30,	$(130,466)	$(10,784)	$(141,250)

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(53,240)	$(17,785)	$(71,025)
Change in other comprehensive income (loss) before reclassification	(55,919)	—	(55,919)
Amounts reclassified from accumulated other comprehensive income	—	314	314
Net current period other comprehensive income (loss)	(55,919)	314	(55,605)
Ending balance, June 30,	$(109,159)	$(17,471)	$(126,630)

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(124,829)	—	(124,829)
Amounts reclassified from accumulated other comprehensive income	(4)	629	625
Net current period other comprehensive income (loss)	(124,833)	629	(124,204)
Ending balance, June 30,	$(109,159)	$(17,471)	$(126,630)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2023	Change	6/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(116,844)	$(15,827)	$(132,671)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,186	19	2,205
Total unrealized loss on securities available-for-sale	$(114,658)	$(15,808)	$(130,466)
Unrealized gain (loss) on retirement plans	(10,931)	147	(10,784)
TOTAL	$(125,589)	$(15,661)	$(141,250)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	6/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$(1,536)	$(132,671)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	(34)	2,205
Total unrealized gain (loss) on securities available-for-sale	$(128,896)	$(1,570)	$(130,466)
Unrealized gain (loss) on retirement plans	(11,078)	294	(10,784)
TOTAL	$(139,974)	$(1,276)	$(141,250)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2022	Change	6/30/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(55,888)	$(55,586)	$(111,474)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,648	(333)	2,315
Total unrealized gain (loss) on securities available-for-sale	$(53,240)	$(55,919)	$(109,159)
Unrealized loss on retirement plans	(17,785)	314	(17,471)
TOTAL	$(71,025)	$(55,605)	$(126,630)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	6/30/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$13,155	$(124,629)	$(111,474)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,519	(204)	2,315
Total unrealized income (loss) on securities available-for-sale	$15,674	$(124,833)	$(109,159)
Unrealized gain (loss) on retirement plans	(18,100)	629	(17,471)
TOTAL	$(2,426)	$(124,204)	$(126,630)

Three Months Ended June 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(196)	(a)	Salary and benefits
retirement plan items	49		Income tax expense
	$(147)		Net of tax
Total reclassifications for the period	$(147)		Net of tax
(a)Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Six Months Ended June 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(392)	(a)	Salary and benefits
retirement plan items	98		Income tax expense
	$(294)		Net of tax
Total reclassifications for the period	$(294)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended June 30, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(420)	(a)	Salary and benefits
retirement plan items	106		Income tax expense
	$(314)		Net of tax
Total reclassifications for the period	$(314)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Six Months Ended June 30, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$5		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$4		Net of tax

Amortization of	$(840)	(a)	Salary and benefits
retirement plan items	211		Income tax expense
	$(629)		Net of tax
Total reclassifications for the period	$(625)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

10.   Leases

The Corporation leases certain branches under operating leases. At June 30, 2023, the Corporation had lease liabilities totaling $5,781,000 and right-of-use assets totaling $5,728,000 related to these leases. At December 31, 2022, the Corporation had lease liabilities totaling $5,885,000 and right-of-use assets totaling $5,840,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2023, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.29%.

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

Lease costs were as follows:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2023
Operating lease cost	$518
Short-term lease cost	72
Variable lease cost	10
Total lease cost	$600

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	486
Right-of-use assets obtained in exchange for new operating lease liabilities	378

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023 were as follows:

(Dollar amounts in thousands)	June 30, 2023
Twelve Months Ended June 30,
2024	$920
2025	892
2026	832
2027	767
2028	749
Thereafter	2,290
Total Future Minimum Lease Payments	6,450
Amounts Representing Interest	(669)
Present Value of Net Future Minimum Lease Payments	$5,781

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

The ACL and allowance for unfunded commitments were $39.9 million and $2.0 million, respectively at June 30, 2023, compared to $39.8 million and $2.1 million, respectively at December 31, 2022. The qualitative amount of the reserve increased $93 thousand to $11.1 million. The quantitative amount is $28.3 million at June 30, 2023, compared to $28.6 million at December 31, 2022. There was a decrease of $100 thousand in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended June 30, 2023 was $16.0 million, compared to $15.6 million for the same period in 2022. Basic earnings per share increased to $1.33 for the second quarter of 2023 compared to $1.27 for the same period in 2022. Return on average assets and return on average equity were 1.34% and 12.75% respectively, for the three months ended June 30, 2023 compared to 1.24% and 12.64% for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 was $32.0 million, compared to $36.5 million for the same period in 2022. Basic earnings per share decreased to $2.66 for the first six months of 2023 compared to $2.95 for the same period in 2022. Return on average assets and return on average equity were 1.33% and 12.92% respectively, for the six months ended June 30, 2023, compared to 1.43% and 13.80% for the six months ended June 30, 2022.

In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 28.3% of assets at June 30, 2023. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.33% of total assets as of June 30, 2023 and net charge-offs of 0.23% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy

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

On October 31, 2022, First Financial Corporation issued a press release announcing plans to optimize its banking center network as part of a plan to improve operating efficiencies and accommodate changing customer preferences. Subject to regulatory requirements, the Corporation closed and consolidated seven of its seventy-two branches on January 31, 2023. The buildings and land in the owned branches, that were closed, recorded impairment on December 31, 2022 for $1.3 million. These consolidations are projected to save the Corporation approximately $1.5 million per year in operating expenses.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $1.7 million in the three months ended June 30, 2023 to $42.2 million from $40.5 million in the same period in 2022. The net interest margin for the three months ended June 30, 2023 is 3.81% compared to 3.46% for the same period in 2022, a 9.94% increase. Net interest income increased $8.2 million in the six months ended June 30, 2023 to $86.5 million from $78.3 million in the same period in 2022. The net interest margin for the six months ended June 30, 2023 is 3.88% compared to 3.31% for the same period in 2022.

The increase in yields on net loans and leases of 116 basis points is the primary contributor to the improved yield on average earning assets for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, which was due to market conditions as a result of Federal Reserve interest rate increases. Comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, the effective rate paid on average interest-bearing deposits increased 103 basis points, due to rate competition in the market. For the same period discussed above, interest paid on other borrowings increased 197 basis points due to higher borrowing rates.

Non-Interest Income

Non-interest income for the three months ended June 30, 2023 was $10.5 million compared to $10.3 million for the same period of 2022. Non-interest income for the six months ended June 30, 2023 was $19.8 million compared to $24.0 million for the same period in 2022. The change in non-interest income from 2022 to 2023 was primarily driven by a $4.0 million legal settlement received in February, 2022. The Corporation does not expect this income to reoccur.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2023 was $31.3 million compared to $30.7 million for the same period in 2022. The Corporation’s non-interest expense for the six months ended June 30, 2023 increased $1.6 million to $63.7 million compared to the same period in 2022.

Allowance for Credit Losses

The Corporation’s provision for credit losses increased to $1.8 million for the second quarter of 2023 as compared to provision of $750 thousand for the same period in 2022. Net charge-offs for the second quarter of 2023 were $1.5 million compared to net recoveries of $202 thousand for the same period of 2022. The provision for credit losses increased $9.4 million to $3.6 million for the six months ended June 30, 2023, compared to negative provision of $5.8 million for the same period in 2022. Net charge-offs for the first six months of 2023 increased $2.4 million to $3.5 million compared to the same period in 2022. The negative provision for first quarter 2022 was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to an acquisition, which management believed to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the second quarter 2023, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2023 was 18.21% compared to 20.69% for the same period in 2022. Pretax income for the first six months in 2022 was significantly higher than pretax income for first six months in 2023. Since our permanent differences remained similar, income was the driving factor for the decrease in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $13.3 million at June 30, 2023 compared to $12.7 million at December 31, 2022. Nonperforming loans increased 42.0% compared to $9.4 million as of June 30, 2022. A summary of non-performing loans at June 30, 2023 and December 31, 2022 follows:

	(000's)
	June 30, 2023	December 31, 2022
Non-accrual loans	$12,616	$11,554
Accruing loans past due over 90 days	682	1,119
	$13,298	$12,673

Ratio of the allowance for credit losses as a percentage of non-performing loans	300.1%	414.4%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	June 30, 2023	December 31, 2022
Non-accrual loans
Commercial loans	$6,511	$4,874
Residential loans	3,167	3,715
Consumer loans	2,938	2,965
	$12,616	$11,554
Past due 90 days or more
Commercial loans	$—	$112
Residential loans	681	1,007
Consumer loans	1	—
	$682	$1,119

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2023. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 2.11% over the next 12 months and decrease 1.27% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would decrease 1.34% over the next 12 months and decrease 4.81% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	(3.19)%	(14.57)%	(23.66)%
Down 200	(2.69)	(10.04)	(16.09)
Down 100	(1.34)	(4.81)	(7.83)
Up 100	(2.11)	(1.27)	0.29
Up 200	(5.03)	(1.52)	3.03
Up 300	(6.27)	(0.11)	7.49

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $8.0 million of investments that mature throughout the next 12 months. The Corporation also anticipates $116.2 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $9.4 million in securities to be called within the next 12 months. The Corporation also has $119.6 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $208.3 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2023 to year-ended December 31, 2022, loans net of deferred loan costs, have increased $67 million to $3.1 billion. Deposits decreased 7.00% to $4.1 billion at June 30, 2023 compared to December 31, 2022. The decline was in part driven by a decline in interest bearing public funds checking, which historically declines in the first quarter each year, and a decline in institutional deposits as a result of a pricing decision. Other borrowings increased $125 million to $134.6 million at June 30, 2023 compared to December 31, 2022. Shareholders’ equity increased 4.54% or $21.6 million. This financial performance increased book value per share 5.15% to $41.47 at June 30, 2023 from $39.44 at December 31, 2022. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss decreased $1.3 million primarily due to the market value of the securities portfolio, which reflected the increase in securities pricing.

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

	June 30, 2023	December 31, 2022	To Be Well Capitalized
Common equity tier 1 capital
Corporation	14.44%	13.58%	N/A
First Financial Bank	13.20%	12.09%	—%
Total risk-based capital
Corporation	15.50%	14.61%	N/A
First Financial Bank	14.27%	13.14%	—%
Tier I risk-based capital
Corporation	14.44%	13.58%	N/A
First Financial Bank	13.20%	12.09%	—%
Tier I leverage capital
Corporation	11.53%	10.78%	N/A
First Financial Bank	10.42%	9.50%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2023 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2023	—	—	—	—
May 1-31, 2023	82,903	32.45	82,903	747,317
June 1-30, 2023	—	—	—	—
Total	82,903	32.45	82,903	747,317

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2022, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed July 29, 2022.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 by Principal Executive Officer, dated August 2, 2023.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 by Principal Financial Officer, dated August 2, 2023.
32.1

Certification, dated August 2, 2023, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2023.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2023, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 2, 2023	By /s/ Norman L. Lowery
Norman L. Lowery, Chairman, President and CEO
(Principal Executive Officer)

Date: August 2, 2023	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)