Form 10-K
period 2023-12-31
FIRST FINANCIAL CORP /IN/
filed 2024-03-11
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $358,012,860. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 1, 2024—11,814,093 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 17, 2024 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, and depositor services through its subsidiary. At the close of business in 2023 the Corporation and its subsidiaries had 861 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates seven full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; one in Knox County, Ind.; two in Parke County, Ind.; one in Putnam County, Ind., two in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; three in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; one in Coles County, Ill.; one in Crawford County, Ill.; one in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; two in McLean County, Ill.; one in Richland County, Ill.; five in Vermilion County, Ill.; one in Wayne County, Ill; one in Breckinridge County, Kentucky; one in Calloway County, Ky; three in Christian County, Ky; two in Fulton County, Ky; two in Hancock County, Ky; two in Hopkins County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; one in Warren County, Ky; three in Cheatham County, Tennessee; and three in Montgomery County, Tn. There are six loan production offices, one in Allen County, Indiana; one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation’s operations center and provides additional office space. JBMM, LLC and Fort Webb LP, LLC are both located in Christian County, Ky.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

●	7.00% CET1 to risk-weighted assets;
●	8.50% Tier 1 capital to risk-weighted assets; and
●	10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2023, are shown below:

●	14.76% CET1 to risk-weighted assets;
●	14.76% Tier 1 capital to risk-weighted assets;
●	15.80% Total capital to risk-weighted assets; and
●	12.14% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2023, are shown below:

●	13.84% CET1 to risk-weighted assets;
●	13.84% Tier 1 capital to risk-weighted assets;
●	14.89% Total capital to risk-weighted assets; and
●	10.73% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $2.8 million in 2023.

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

The Corporation believes that, as of December 31, 2023, the Bank was “well capitalized” based on the aforementioned ratios.

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

Risks Related to the Acquisition of SimplyBank

Our proposed transaction with SimplyBank may create incremental business, regulatory and reputational risks.

As previously disclosed on November 13, 2023, we entered into a merger agreement (the “Merger Agreement”) with SimplyBank., a Tennessee-chartered commercial bank (“SimplyBank”) which sets forth the terms of our proposed transaction (the “Merger”). The Merger with SimplyBank comes with important risks, including, but not limited to: the expected timing and likelihood of completion of the Merger, including the timing, receipt, and terms and conditions of any required governmental, regulatory, or stockholder approvals or clearance of the Merger; the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement; the initiation or outcome of any legal proceedings that may in the future be initiated against the parties and others following the announcement of the Merger; the risks of expanding the Corporation’s business into new territories; the inability to consummate the Merger due to the failure to satisfy other conditions to complete the Merger; the risks that the Merger disrupts our current plans and operations; the potential effect of the announcement and or consummation of the Merger on relationships, including with associates, competitors, employees, and customers; the risk that management’s attention is diverted from other matters of the business to focus on the Merger; the risk that the transaction and/or integration costs are greater than expected; the risks that personnel, business, operational, regulatory, or other issues arise during the integration of the SimplyBank; the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement; and other risks described in our filings with the SEC.

We may be unable to retain personnel successfully as a result of the acquisition.

The success of the Merger will depend in part on the Corporation’s ability to retain the talents and dedication of key employees from SimplyBank. It is possible that these employees may decide not to remain with the Corporation. If the Corporation is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company, the Corporation could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and incur unanticipated recruitment costs. If key employees terminate their employment, the Corporation’s business activities may be adversely affected and the Corporation will incur costs to locate or retain suitable replacements, or may be unable to locate or retain suitable replacements at all.

We may be unable to retain customers as a result of the acquisition.

The success of the Merger will depend in part on the Corporation’s ability to retain some of its and SimplyBank’s customers. It is possible that current customers of SimplyBank or the Corporation may decide to move their banking activities as a result of the Merger. If the Corporation is unable to retain its or SimplyBank’s key customers, loses a large number of customers, or otherwise does not realize all of the anticipated benefits of the Merger, it could have a material adverse effect on the Corporation’s business, financial condition, and result of operations.

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

as a whole. An economic downturn or sustained, high unemployment levels, inflation, supply chain disruptions that impact borrowers, recession, currency devaluation, changes in the monetary supply, changes in fiscal and monetary policy, decreased investor or business confidence, trade wars and the imposition of tariffs on goods purchased or sold by our customers, the effect of a pandemic, epidemic, or outbreak of an infectious disease on our customers, stock market volatility, and other factors beyond our control may have a negative effect on the ability of our borrowers to make timely repayments of their loans (thereby, increasing the risk of loan defaults and losses), the value of collateral securing those loans, demand for loans and other products and services we offer, and our deposit levels and composition.

Worsening conditions in the current economic market could make an economic recession or a downturn more likely in various industries or markets and could have the following adverse effects on our business:

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

Unrelated bank failures, other issues of unrelated banks, and decreased depositor confidence in depository institutions could negatively impact our stock price and we may experience a material adverse effect on our financial condition and results of operations.

A collection of bank failures that began in March 2023 materially impacted depositor and investor confidence in community and regional depository institutions. On March 8, 2023, Silvergate Bank announced its decision to voluntarily liquidate its assets and wind down its operations. On March 10, 2023, the California Department of Financial Protection and Innovation (the “DFPI”) took possession of Silicon Valley Bank, citing inadequate liquidity and solvency. On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On May 1, 2023, the DFPI took possession of First Republic Bank citing that it was conducting its business in an unsafe or unsound manner and being in a condition that is unsafe or unsound to transact banking business. In each instance the FDIC was appointed as a receiver for the failed institution. There were a number of reasons for the failure of these institutions including, but not limited to, elevated levels of uninsured deposits, liquidity concerns, and losses in the financial institution’s long-term securities holdings.

These events impacted the confidence of investors and customers in financial institutions as a whole. It led regulators, investors, and institutions to focus on the on-balance sheet liquidity, customer deposit base, including level of deposits uninsured by the FDIC, the amount of accumulated other comprehensive loss, capital levels, interest rate risk management, and securities holdings of financial institutions. If any additional financial institutions fail in a similar manner as those financial institutions that failed in 2022, our stock price and deposit base could be negatively impacted.

As a result of these failures, enhanced scrutiny from regulators and potential new legislation may impact our ability to operate. Depending upon any adopted change in legislation or directives from regulators, we may need to adjust our strategy and operations to comply with such changing laws or regulatory directives and it could materially impact our operating results.

Continued elevated levels of inflation could adversely impact our business and results of operations.

While the Federal Reserve has taken steps to combat the heightened levels of inflation that began in 2021, continued levels of inflation and monetary policy adopted by the Federal Reserve to combat such inflation, could have complex effects on our business and results of operations, some of which could be materially adverse. While we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Additionally, if interest rates stay at their current level or continue to rise, we could see consumer sentiment shift and demand for loans may decrease which would impact our results of operations. The continued effects from elevated levels of inflation recently experienced could also increase volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

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

If the interest received on loans and other interest-earning assets decreases at a faster rate than the interest rates paid on deposits and other interest-bearing liabilities, our net interest income, and, therefore, our earnings could be adversely affected. Such an interest rate environment may also result in a decrease in our deposit base, potentially leading to an impact on our liquidity. While the lower payment amounts we would pay on deposits and other interest-bearing liabilities in a declining rate environment may increase our interest income, some depositors may use cash in other manners in an attempt earn greater returns than those interest rates paid on deposits, which could lead to a decline in our liquidity. Declining rates also may reduce the demand for new deposits and other interest-bearing liabilities. Accordingly, changes in interest rates could adversely affect our results of operations and financial condition.

Conversely, if the interest rates paid on deposits and other interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other interest-earning assets, our net interest income, and, therefore, our earnings, could be adversely affected. Such an interest rate environment may also result in us incurring a higher cost to retain our deposits. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. Accordingly, changes in interest rates could adversely affect our results of operations and financial condition.

Labor shortages and the loss of one or more of those key personnel may materially and adversely affect our business.

Our success depends, in large part, on our ability to attract and retain key personnel. Key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate our business, including major revenue producing functions, such as loan and deposit generation. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. In addition, we face additional risks of loss of key personnel from our acquisition of SimplyBank, as discussed in the Risk Factor titled “We may be unable to retain personnel successfully as a result of the acquisition.” Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of accounts managed by key personnel could have a material adverse impact on our business.

Terrorist attacks, threats, or actual war, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, civil unrest, protests, and other global and domestic conflicts may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions, may impact our operations as well as the operations of some of our customers. In addition, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, domestic civil unrest, protest, and other global or domestic conflicts may impact our operations or the operations of some of our customers as well. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Geographic concentration of the Corporation’s markets makes our business highly susceptible to local economic conditions and a downturn in local economic conditions may adversely affect our business.

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana, east central Illinois, western Kentucky, and middle and western Tennessee, and most of our customers are located in these markets. Additionally, we will expand further into eastern Tennessee and northern Georgia provided we successfully consummate the Merger. The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following, which may adversely affect our business:

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

Risks Related to Our Business

A lack of liquidity could affect our operations and jeopardize our financial condition.

The Corporation requires liquidity to meet our deposit and other obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of depositors. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of depositors sought to withdraw their deposits, regardless of the reason. If the Corporation is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs to achieve those liquidity objectives. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition, and result of operations.

The bank failures in 2023 as discussed in the Risk Factor titled “Unrelated bank failures, other issues of unrelated banks, and decreased depositor confidence in depository institutions could negatively impact our stock price and we may experience a material adverse effect on our financial condition and results of operations.” exemplifies the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors.

When we loan money, commit to loan money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.

As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses that are inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective, and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. There is the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit, and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts would have a disproportionately significant impact on our credit losses and reserves.

The Corporation has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2023, approximately 57.5% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business and could be impacted by a recession or economic downturn. These loans are more likely to be adversely affected by weak conditions in the economy. Weak conditions in the local market, the regional economy, the general economy, or industry specific factors may also adversely affect the value of the underlying collateral securing the loan. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans and a reduction in interest income. An increase in nonperforming loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Financial Accounts Standards Board adopted a new accounting standard, effective January 1, 2020, that represents a comprehensive change in estimating the allowance for credit losses from the previous “incurred loss” model of losses inherent in the loan portfolio to a current “expected loss” model (“CECL”), which encompasses losses expected to be incurred over the life of the portfolio. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. The Corporation implemented the CECL for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This change in methodology may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our business, financial condition, and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or incur significant costs in implementing new technology-driven products and services. Further, many of our competitors have substantially greater resources to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect the Corporation’s growth, revenue, and profit.

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

Banking and other financial services companies, such as the Corporation, rely on technology companies to provide information technology products and services necessary to support the Corporation’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Corporation’s vendors, or other individuals or companies, may claim to hold intellectual property rights in technology products or services sold or licensed to the Corporation by its vendors. Intellectual property claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of alleged patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Corporation may have to engage in protracted litigation, which may be expensive, time-consuming, and disruptive to the Corporation’s operations, and distracting to management. If the Corporation is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party and/or incur costs to replace or find an alternative for such technology products or services. The Corporation may also consider entering into licensing agreements for disputed intellectual property, however, these license agreements may also significantly increase the Corporation’s operating expenses. If legal matters related to intellectual property claims were resolved against the Corporation or settled, the Corporation could be required to make payments and/or incur costs in amounts that could have a material adverse effect on its business, financial condition, and results of operations.

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

As of December 31, 2023, the Corporation had $92.6 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Corporation and the Bank operate in a highly regulated environment and we are subject to extensive regulation, supervision, and examination by the Federal Reserve, the OCC, and the FDIC and DFI, respectively. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not our shareholders. Further, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and to commit resources to support our subsidiary banks if needed. This regulatory framework affects our lending practices, capital structure, investment practices, and growth, among other things.

If, as a result of an examination, a banking regulator were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors, and, if it is concluded that these conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us or failure to comply with applicable laws and regulations could have an adverse effect on our reputation, business, financial condition, and results of operations.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, regulatory structure, financial condition, and/or results of operations.

Since the 2007-2008 financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities which has been further exacerbated by the depository institution failures that occurred in 2023. These changes and increased scrutiny may result in increased costs of doing business, decreased revenues and net income, may reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of federal and state laws and regulations, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition, and results of operations.

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

The Bank Secrecy Act, the USA Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the other federal agencies, including federal banking regulators. We are also subject to increased scrutiny of compliance with the rules enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control. If our policies, procedures, and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisitions we desire to make. We could also incur increased costs and expenses to improve our anti-money laundering procedures and systems to comply with any regulatory requirements or actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

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

The Corporation has historically paid a semi-annual dividend to common shareholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Corporation’s earnings, capital requirements, financial condition, and other factors considered relevant by the Corporation’s Board of Directors.

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

The Corporation’s Board of Directors may determine from time to time there is a need to or, if our or the Bank’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 11,795,024 shares were outstanding as of December 31, 2023, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEMS 1C.CYBERSECURITY

We rely extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including through the employees, customers and other individuals who are authorized to use them, and threat actors use a sophisticated and constantly evolving set of software, tools, and strategies to do so. The nature of our business, as a financial services provider, and our relative size, make us and our business partners high-value targets for these bad actors to pursue. See section “Risks Related to Our Business.”

Accordingly, we have long devoted significant resources to assessing, identifying, and managing risks associated with cybersecurity threats, including:

an internal information security team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;

continuous monitoring tools that can detect and help respond to cybersecurity threats in real time;

performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;

third-party information security and cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and

ongoing cybersecurity training and phishing testing for our employees.

This information security program is a key part of our overall risk management system. The program includes administrative, technical, and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all our businesses and geographic locations.

From time-to-time, we have identified cybersecurity threats and cybersecurity incidents that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, results of operations and financial condition.

Our management team is responsible for the day-to-day management of risks we face, including our Chief Information Security Officer. Our Chief Information Security Officer has over 40 years of experience, including prior work in government, law enforcement, military, and private industry in cybersecurity and digital forensics. He has a PhD in information security specializing in digital forensics and multiple professional certifications in the field.

In addition, our board of directors, as a whole and through the Bank's Enterprise Risk Management Committee, is responsible for the oversight of risk management. In that role, our board of directors and the Enterprise Risk Management Committee, with support from the Corporation’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, our board of directors receives reports, at least quarterly, from our management team regarding cybersecurity risks, and the Corporation’s efforts to prevent, detect, mitigate, and remediate any cybersecurity incidents.

ITEM 2.PROPERTIES

The Corporation is located in a four-story office building in downtown Terre Haute, Indiana that was first occupied in June 1988. It is leased to the Bank. The Bank also owns one other facility in Terre Haute, which is a 50,000-square-foot building housing operations and administrative staff and equipment. In addition, the Bank holds in fee six other branch buildings. One of the branch buildings is a single-story 36,000-square-foot building which is located in a Terre Haute suburban area. One other branch bank building is leased by the Bank. The expiration date on the lease is May 31, 2028.

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

Facilities of the Corporation’s banking centers in Sullivan County include offices in Sullivan and Farmersburg, Indiana. Both buildings are held in fee.

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

Facilities of the Corporation’s banking centers in Coles County include an office in Charleston, Illinois. This building is held in fee.

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

Facilities of the Corporation’s banking center in Vermilion County include four offices in Danville, Illinois, and an office in Westville, Illinois. One of the buildings in Danville is leased and the lease expires on December 31, 2028 and the other four buildings are held in fee.

Facilities of the Corporation’s banking center in Wayne County includes an office in Fairfield, Illinois. This building is held in fee.

Facilities of the Corporation’s banking center in Breckinridge County includes an office in Cloverport, Kentucky. The building is held in fee.

Facilities of the Corporation’s banking center in Calloway County include an office in Murray, Kentucky. The building is held in fee.

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

Facilities of the Corporation’s banking center in Warren County include an office in Bowling Green, Kentucky. The building is held in fee.

Facilities of the Corporation’s banking center in Cheatham County include an office in Ashland City, Tennessee, an office in Kingston Springs, Tennessee, and an office in Pleasant View, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Montgomery County include three offices in Clarksville, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s loan production offices, include an office in Bloomington, Indiana, an office in Carmel, Indiana, an office in Evansville, Indiana, an office in Fort Wayne, Indiana, an office in Murfreesboro, Tennessee, and an office in Brentwood, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are January 31, 2029, April 30, 2028, August 15, 2025, November 30, 2030, February 28, 2026, and September 30, 2026.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 1, 2024 shareholders owned 11,814,093 shares of the Corporation’s common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 1, 2024, approximately 9,635 shareholders of record held our common stock.

Historically, the Corporation paid cash dividends semi-annually. Beginning with the dividend declared in the fourth quarter 2023, the Corporation will be paying cash dividends quarterly, and expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2023 and 2022.

	2023			2022
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$45.36	$36.98		$46.75	$43.09
June 30	$37.15	$31.68	$0.54	$45.16	$41.42	$0.54
September 30	$39.02	$32.30		$48.76	$42.94
December 31	$44.66	$31.83	$0.45	$49.26	$44.82	$0.74

The graph below represents the five-year total return of the Corporation’s stock. The five year total return for our stock during this time was 23.83%. During this same period, the return on The Russell 2000 Index was 60.85% and the SNL Index of Banks $1 - $5 Billion had a return of 30.91%.

Total Return Performance
200
150
100
50
Index Value
First Financial Corporation
Russell 2000 Index
S&P Regional Banks Select Industry Index
43465
43830
44196
44561
44926
45291

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
First Financial Corporation	100.00	116.79	101.91	121.74	127.16	123.83
Russell 2000	100.00	125.53	150.58	172.90	137.56	160.85
SNL Bank $1B-$5B	100.00	127.64	118.58	165.90	141.42	130.91

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 685,726 shares may be repurchased. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 652,411 shares may be repurchased. On April 21, 2022 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 10% of the Corporation’s outstanding shares of common stock, or 1,243,531 shares may be repurchased. There were 319,664 and 626,574 purchases of common stock by the Corporation during the years ended December 31, 2023 and December 31, 2022. The Corporation contributed 40,496 shares of treasury stock to the ESOP in November of 2023. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter ended December 31, 2023.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
October 1-31, 2023	—	—	—	—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	—	—	—	—
Total	—	—	—	518,860

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2023	2022	2021	2020	2019
BALANCE SHEET DATA
Total assets	$4,851,146	$4,989,281	$5,175,099	$4,560,520	$4,023,250
Securities	1,259,137	1,330,481	1,359,514	1,020,744	926,717
Loans	3,167,821	3,067,438	2,815,895	2,610,294	2,656,390
Deposits	4,090,068	4,368,871	4,409,569	3,755,945	3,275,357
Borrowings	175,798	80,464	109,311	121,920	111,092
Shareholders’ equity	527,976	475,293	582,576	596,992	557,608
INCOME STATEMENT DATA
Interest income	228,397	183,301	152,198	160,485	149,121
Interest expense	61,135	18,259	8,797	14,139	17,469
Net interest income	167,262	165,042	143,401	146,346	131,652
Provision for credit losses	7,295	(2,025)	2,466	10,528	4,700
Other income	42,702	46,716	42,084	42,476	38,452
Other expenses	130,176	126,023	117,406	112,758	104,405
Net income	60,672	71,109	52,987	53,844	48,872
PER SHARE DATA:
Net Income	5.08	5.82	4.02	3.93	3.80
Cash dividends	1.28	1.17	1.06	1.04	1.03
PERFORMANCE RATIOS:
Return on average assets	1.26%	1.41%	1.10%	1.25%	1.42%
Return on average shareholders’ equity	12.47	14.37	8.87	9.07	9.83
Average total capital to average assets	10.95	10.64	13.36	14.31	15.05
Average shareholders’ equity to average assets	10.13	9.81	12.41	13.77	14.46
Dividend payout	19.41	21.68	28.22	26.58	27.69

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The ACL and allowance for unfunded commitments were $39.8 million and $2.0 million, respectively at December 31, 2023, compared to $39.8 million and $2.1 million, respectively at December 31, 2022. The qualitative amount of the reserve decreased $44 thousand to $11.0 million. The quantitative amount is $28.4 million at December 31, 2023, compared to $28.6 million at December 31, 2022. There was a $100 thousand decrease in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, then the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2023.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2023

COMPARISON OF 2023 TO 2022

Net income for 2023 was $60.7 million, or $5.08 per share versus $71.1 million, or $5.82 per share for 2022. The decrease in 2023 net income is primarily due to increased provision for credit losses, as well as decreased non-interest income and increased non-interest expenses, as described in those respective sections in the following pages. Return on average assets at December 31, 2023 decreased 10.64% to 1.26% compared to 1.41% at December 31, 2022.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation’s earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2023 to $167.3 million compared to $165.0 million in 2022. Total average interest earning assets decreased to $4.56 billion in 2023 from $4.80 billion in 2022. The tax-equivalent yield on these assets increased to 5.12% in 2023 from 3.92% in 2022. Total average interest-bearing liabilities decreased to $3.50 billion in 2023 from $3.61 billion in 2022. The average cost of these interest-bearing liabilities increased to 1.74% in 2023 from 0.51% in 2022.

The net interest margin increased from 3.54% in 2022 to 3.78% in 2023. Earning asset yields increased 120 basis points while the rate on interest-bearing liabilities increased by 123 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2023			2022			2021
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$3,111,784	190,947	6.14%	$2,884,053	147,398	5.11%	$2,602,344	128,978	4.96%
Taxable investment securities	895,120	24,643	2.75%	981,453	21,014	2.14%	890,563	13,110	1.47%
Tax-exempt investments (2)	463,541	16,591	3.58%	451,228	14,216	3.15%	387,935	13,544	3.49%
Cash and due from banks	90,582	1,546	1.71%	479,854	5,224	1.09%	726,412	888	0.12%
Federal funds sold	3,108	124	3.99%	3,893	106	2.72%	4,487	42	0.94%
Total interest-earning assets	4,564,135	233,851	5.12%	4,800,481	187,958	3.92%	4,611,741	156,562	3.39%
Non-interest earning assets:
Premises and equipment, net	67,468			68,911			64,787
Other assets	210,277			216,592			183,589
Less allowance for loan losses	(39,432)			(41,997)			(45,767)
TOTALS	$4,802,448			$5,043,987			$4,814,350
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$2,869,873	42,594	1.48%	$3,034,430	13,483	0.44%	$2,799,227	2,751	0.10%
Time deposits	434,943	9,100	2.09%	483,038	3,260	0.67%	520,885	5,407	1.04%
Short-term borrowings	117,235	5,370	4.58%	83,959	1,243	1.48%	99,805	387	0.39%
Other borrowings	82,316	4,071	4.95%	13,175	273	2.07%	7,562	252	3.33%
Total interest-bearing liabilities:	3,504,367	61,135	1.74%	3,614,602	18,259	0.51%	3,427,479	8,797	0.26%
Non interest-bearing liabilities:
Demand deposits	801,316			891,042			717,764
Other	10,193			43,506			71,738
	4,315,876			4,549,150			4,216,981
Shareholders' equity	486,572			494,837			597,369
TOTALS	$4,802,448			$5,043,987			$4,814,350
Net interest earnings		$172,716			$169,699			$147,765
Net yield on interest- earning assets			3.78%			3.54%			3.20%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2023 to 2022 and 2022 to 2021.

	2023 Compared to 2022 Increase				2022 Compared to 2021 Increase
	(Decrease) Due to				(Decrease) Due to
			Volume/				Volume/
(Dollar amounts in thousands)	Volume	Rate	Rate	Total	Volume	Rate	Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$11,639	$29,575	$2,335	$43,549	$13,962	$4,023	$436	$18,421
Taxable investment securities	(1,848)	6,006	(528)	3,630	1,338	5,958	608	7,904
Tax-exempt investment securities (2)	388	1,934	53	2,375	2,210	(1,322)	(216)	672
Cash and due from banks	(4,238)	2,966	(2,406)	(3,678)	(301)	7,020	(2,383)	4,336
Federal funds sold	(21)	49	(10)	18	(6)	80	(11)	63
Total interest income	$5,920	$40,530	$(556)	$45,894	$17,203	$15,759	$(1,566)	$31,396
Interest paid on interest-bearing liabilities:
Transaction accounts	(731)	31,553	(1,711)	29,111	231	9,687	814	10,732
Time deposits	(325)	6,846	(682)	5,839	(393)	(1,892)	137	(2,148)
Short-term borrowings	493	2,603	1,032	4,128	(61)	1,091	(173)	857
Other borrowings	1,433	379	1,987	3,799	187	(95)	(71)	21
Total interest expense	870	41,381	626	42,877	(36)	8,791	707	9,462
Net interest income	$5,050	$(851)	$(1,182)	$3,017	$17,239	$6,968	$(2,273)	$21,934

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which used an economic forecast that included the impact of the COVID-19 pandemic. For the year ended December 31, 2023, the provision for credit losses was $7.3 million, an increase of $9.3 million, or 460%, compared to 2022. The negative provision for the first quarter of 2022 was the result of several factors. The first was the annual model recalibration. Each year, in the first quarter, management reviews each model variable to determine if adjustments are necessary to improve the model’s predictability. In the first quarter 2022 the delay periods were shortened to pick up more recent losses. Also, the qualitative factor maximum scorecard ranges for certain cohorts were reduced, which reduced the reserve. Secondly, management removed two qualitative factors that were deemed no longer applicable. The first was related to acquisition uncertainty, which management believes to have seasoned adequately that it was no longer warranted. The second was related to the CECL model and the related uncertainty. The uncertainty surrounded the newness of the model and potential regulatory scrutiny. Following two exam cycles, management elected to remove the factor. Also, during the quarter, historical loss rates continued to decline, which lowers the required reserve. The historical loss rate declined in most segments. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Net charge-offs for 2023 were $7.3 million as compared to $6.5 million for 2022 and $2.6 million for 2021. Non-accrual loans, increased to $23.6 million at December 31, 2023 from $8.5 million at December 31, 2022. The increase in non-accrual loans is due to a commercial relationship that was downgraded. Loans past due 90 days and still on accrual decreased to $960 thousand compared to $1.1 million at December 31, 2022. On July 12, 2022, the Corporation sold seven classified non-farm nonresidential commercial loans, which were acquired in the two acquisitions in 2019 and 2021, with a total principal balance of $14.9 million. The net recovery on the sale of $361 thousand includes the charge-off of the seven loans of $2,145 thousand, netted by the $2,072 thousand reserve on those loans, previously charged off in the period, and the $434 thousand unamortized discount remaining from the acquisitions. As the related charge offs were previously reserved for and related to acquired loans, the increase in net charge offs for 2022 does not have a significant impact on the future expected losses.

NON-INTEREST INCOME

Non-interest income of $42.7 million decreased $4.0 million from the $46.7 million earned in 2022. The change in non-interest income from 2022 to 2023 was primarily driven by a $4.0 million legal settlement received in February, 2022. The Corporation does not expect this item to reoccur.

NON-INTEREST EXPENSES

Non-interest expenses increased to $130.2 million in 2023 from $126.0 million in 2022. The increase in non-interest expenses is consistent with the rate of increases in prior years and considered normal with the growth of our business.

INCOME TAXES

The Corporation’s federal income tax provision was $11.8 million in 2023 compared to $16.7 million in 2022. The overall effective tax rate in 2023 of 16.3% decreased as compared to a 2022 effective rate of 19.0%. The decrease in effective tax rate is due to a $1 million increase in tax credit investments, as well as an increase in tax exempt interest income.

COMPARISON OF 2022 TO 2021

Net income for 2022 was $71.1 million, or $5.82 per share versus $53.0 million, or $4.02 per share for 2021. The increase in 2022 net income is primarily due to increased interest rates and growth in earning assets.

Net interest income increased $21.6 million in 2022 compared to 2021. The provision for credit losses decreased $4.5 million from $2.5 million in 2021 to a negative provision of $2.0 million in 2022.

Non-interest income increased $4.6 million and non-interest expenses increased $8.6 million. The change in non-interest income from 2021 to 2022 was primarily driven by a $4.0 million legal settlement received in February 2022, and a $2.5 million bank owned life insurance mortality payment. The Corporation does not expect these items to reoccur. The year-over-year changes in non-interest expenses are, in part, impacted by the acquisition of Hancock Bancorp in the fourth quarter of 2021.

The provision for income taxes increased $4.1 million from 2021 to 2022 and the effective tax rate decreased to 19.0% in 2022 from 19.2% in 2021. The increase in income tax expense is primarily due to the overall increase in net income before income taxes.

COMPARISON AND DISCUSSION OF 2023 BALANCE SHEET TO 2022

The Corporation’s total assets decreased 2.8% or $138.1 million at December 31, 2023, from a year earlier. Available-for-sale securities decreased $71.3 million at December 31, 2023, from the previous year. Loans, net increased by $100.4 million to $3.13 billion. Deposits decreased $278.8 million while borrowings increased by $95.3 million. Total shareholders’ equity increased $52.7 million to $528.0 million at December 31, 2023. Accumulated other comprehensive income increased $12.9 million primarily due to the market value of the securities portfolio, which reflected a slight increase in securities pricing. In 2023 dividends declared by the Corporation totaled $0.99 per share. There were also 40,496 shares from the treasury with a value of $1.52 million that were contributed to the ESOP plan in 2023 compared to 29,966 shares with a value of $1.45 million in 2022.

Following is an analysis of the components of the Corporation’s balance sheet.

SECURITIES

The Corporation’s investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2023 the portfolio’s balance decreased by 5.4%. Given the performance of the market, the Corporation shifted away from purchases to replace maturities in 2023. The average life of the portfolio decreased from 6.9 years in 2022 to 6.5 years in 2023. The portfolio structure will continue to provide cash flows to be reinvested during 2024.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2023
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$7,654	3.02%	$27,010	3.34%	$25,843	3.38%	$609,701	2.50%	$670,208
Collateralized mortgage obligations (1)	—	—%	6,291	1.83%	8,637	2.78%	165,902	2.43%	180,830
States and political subdivisions	4,766	3.28%	30,812	2.84%	95,840	2.75%	273,679	2.62%	405,097
Collateralized debt obligations	—	—%	—	—%	3,002	—%	—	—%	3,002
TOTAL	$12,420	3.12%	$64,113	2.95%	$133,322	2.81%	$1,049,282	2.52%	$1,259,137
(1)	Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2022
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$5,066	1.91%	$22,871	2.05%	$37,360	3.91%	$666,045	2.44%	$731,342
Collateralized mortgage obligations (1)	11	1.66%	6,473	2.18%	7,727	2.70%	189,274	2.47%	203,485
States and political subdivisions	5,018	3.58%	31,550	2.80%	76,442	2.70%	279,658	2.62%	392,668
Collateralized debt obligations	—	—%	—	—%	—	—%	2,986	—%	2,986
TOTAL	10,095	2.74%	$60,894	2.45%	$121,529	3.07%	$1,137,963	2.48%	1,330,481
(1)	Distribution of maturities is based on the estimated life of the asset.

Net unrealized gain/loss on available for sale securities increased $14.8 million from a net unrealized loss of $168.2 million in 2022 to a net unrealized loss of $153.4 million in 2023. The Corporation does not expect realized losses, as there is no intent to sell at a loss.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2023 are set forth in the following analyses.

(Dollar amounts in thousands)	2023	2022	2021	2020	2019
Loan Category
Commercial	$1,817,526	$1,798,260	$1,674,066	$1,521,711	$1,584,447
Residential	695,788	673,464	664,509	604,652	682,077
Consumer	646,758	588,539	474,026	479,750	386,006
TOTAL	$3,160,072	$3,060,263	$2,812,601	$2,606,113	$2,652,530

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$703,017	$825,507	$289,002	$1,817,526
TOTAL
Residential				695,788
Consumer				646,758
TOTAL				$3,160,072
Loans maturing after one year with:
Fixed interest rates		$389,958	$256,312
Variable interest rates		435,549	32,690
TOTAL		$825,507	$289,002

Commercial Real Estate represents $1.3 million of total exposure as of December 31, 2023, and is within regulatory guidance. This exposure is well diversified by geography, real estate type, and industry designation. During the underwriting process, Commercial Real Estate is stressed using a combination of several risk variables, such as interest rate change, cap rate changes, revenue and expense variances, and term changes. Periodic review of this exposure is performed to identify and monitor any potential weaknesses within a specific credit.

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation’s allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2023	2022	2021	2020	2019
Amount of loans outstanding at December 31,	$3,160,072	$3,060,263	$2,812,601	$2,606,113	$2,652,530
Average amount of loans by year	$3,111,784	$2,884,053	$2,602,344	$2,702,225	$2,270,313
Allowance for credit losses at beginning of year	$39,779	$48,305	$44,076	$19,943	$20,436
Loans charged off:
Commercial	966	3,917	2,158	1,097	2,616
Residential	216	657	812	944	1,050
Consumer	14,314	11,132	5,246	6,355	7,007
Total loans charged off	15,496	15,706	8,216	8,396	10,673
Recoveries of loans previously charged off:
Commercial	1,083	2,062	1,069	856	1,092
Residential	292	759	616	657	1,360
Consumer	6,814	6,384	3,884	3,404	3,028
Total recoveries	8,189	9,205	5,569	4,917	5,480
Net loans charged off	7,307	6,501	2,647	3,479	5,193
Provision charged to expense	7,295	(2,025)	2,466	10,528	4,700
CECL adoption	—	—	—	17,084	—
PCD ACL on acquired loans	—	—	4,410	—	—
Balance at end of year	$39,767	$39,779	$48,305	$44,076	$19,943
Ratio of net charge-offs during period to average loans outstanding	0.23%	0.23%	0.10%	0.13%	0.23%

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

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans decreased to 1.26% at year-end 2023 compared to 1.30% at year-end 2022. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. Non-performing loans of $24.6 million at December 31, 2023 increased from $9.6 million at December 31, 2022. The increase in nonperforming loans is due to a commercial relationship that was downgraded.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2023	2022	2021	2020	2019
Commercial	$13,264	$12,949	$18,883	$13,925	$8,945
Residential	14,327	14,568	18,316	19,142	1,302
Consumer	11,797	12,104	10,721	11,009	8,304
Unallocated	379	158	385	—	1,392
TOTAL ALLOWANCE FOR CREDIT LOSSES	$39,767	$39,779	$48,305	$44,076	$19,943

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for loan losses. It is the Corporation’s policy to discontinue the accrual of interest on loans where, in management’s opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans and those loans which are past due more than 90 days where the Corporation continues to accrue interest.

	2023	2022	2021	2020	2019
Non-accrual loans	$23,596	$8,481	$9,590	$14,213	$9,535
Accruing loans past due over 90 days	960	1,119	515	2,324	1,610
	$24,556	$9,600	$10,105	$16,537	$11,145

Ratio of the allowance for credit losses as a percentage of non-performing loans	161.9%	414.4%	478.0%	284.5%	178.9%

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 161.9% at December 31, 2023, compared to 414.4% in 2022. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2023 and 2022:

	2023		2022
Non-accrual loans
Commercial loans	$18,380	78%	$3,481	41%
Residential loans	2,065	9%	2,035	24%
Consumer loans	3,151	13%	2,965	35%
	$23,596	100%	$8,481	100%
Past due 90 days or more
Commercial loans	$4	0%	$112	10%
Residential loans	911	95%	1,007	90%
Consumer loans	45	5%	—	—%
	$960	100%	$1,119	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2023, 2022 and 2021.

	2023		2022		2021
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$801,316		$891,042		$717,764
Interest-bearing demand deposits	1,440,411	2.15%	1,511,232	0.65%	1,309,682	0.15%
Savings deposits	1,429,462	0.82%	1,523,198	0.24%	1,489,545	0.05%
Time deposits: $100,000 or more	176,453	2.89%	172,916	1.15%	214,976	1.36%
Other time deposits	258,490	1.54%	310,122	0.41%	305,909	0.81%
TOTAL	$4,106,132		$4,408,510		$4,037,876

Deposits decreased 6.86% to $4.1 billion at September 30, 2023 compared to December 31, 2022. The decline was in part driven by a decline in interest bearing public funds checking, and a decline in institutional deposits as a result of a pricing decision. Brokered time deposits decreased to $747 thousand at December 31, 2023, from $8.5 million at December 31, 2022.

The Corporation estimates that uninsured deposits (1) totaled $938.9 million, or 23% of total deposits, at December 31, 2023, compared to $1.27 billion, or 29%, at December 31, 2022. The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2023, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$49,370
Over 3 through 6 months	78,788
Over 6 through 12 months	101,309
Over 12 months	15,678
TOTAL	$245,145

(1) Uninsured deposits include the Call Report estimate of uninsured deposits less affiliate deposits, estimated insured portion of servicing deposits, additional structured FDIC coverage and collateral deposits.

OTHER BORROWINGS

Advances from the Federal Home Loan Bank increased to $108.6 million in 2023 compared to $9.6 million in 2022. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements (“Regulatory Matters”), the Corporation’s subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2023.

First Financial Corporation’s objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation’s management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation’s dividend payout ratio for 2023 and 2022 was 19.4% and 21.7%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation’s estimated sensitivity profile as of December 31, 2023. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.28% over the next 12 months and increase 1.33% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 0.74% over the next 12 months and decrease 2.08% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	2.45%	(6.68)%	(16.82)%
Down 200	1.54	(4.30)	(11.06)
Down 100	0.74	(2.08)	(5.44)
Up 100	(1.28)	1.33	4.42
Up 200	(5.73)	(0.64)	5.73
Up 300	(8.32)	(0.66)	9.12

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $12.4 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $109.9 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $13.0 million in securities to be called within the next 12 months. The Corporation also has $197.7 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $237.5 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2023. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total
	Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$729,495	$286,858	$442,927
Commercial letters of credit	7,456	7,456	—

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

Crowe LLP (PCAOB ID: 173) , independent registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2023 and has issued a report dated March 11, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation

Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and, comprehensive income/(loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 7, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Provision for credit loss expense for the year ending December 31, 2023 was $7.3 million and the Allowance for Credit Losses at December 31, 2023 was $39.8 million.

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

Indianapolis, Indiana

March 11, 2024

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Cash and due from banks	$76,759	$222,517
Federal funds sold	282	9,374
Securities available-for-sale	1,259,137	1,330,481
Loans:
Commercial	1,817,526	1,798,260
Residential	695,788	673,464
Consumer	646,758	588,539
	3,160,072	3,060,263
(Less) plus:
Net deferred loan (fees)/costs	7,749	7,175
Allowance for credit losses	(39,767)	(39,779)
	3,128,054	3,027,659
Restricted stock	15,364	15,378
Accrued interest receivable	24,877	21,288
Premises and equipment, net	67,286	66,147
Bank-owned life insurance	114,122	115,704
Goodwill	86,985	86,985
Other intangible assets	5,586	6,714
Other real estate owned	107	337
Other assets	72,587	86,697
TOTAL ASSETS	$4,851,146	$4,989,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$750,335	$857,920
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	92,921	50,608
Other interest-bearing deposits	3,246,812	3,460,343
	4,090,068	4,368,871
Short-term borrowings	67,221	70,875
Other borrowings	108,577	9,589
Other liabilities	57,304	64,653
TOTAL LIABILITIES	4,323,170	4,513,988
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,137,220 in 2023 and 16,114,992 in 2022; Outstanding shares - 11,795,024 in 2023 and 12,051,964 in 2022	2,014	2,012
Additional paid-in capital	144,152	143,185
Retained earnings	663,726	614,829
Accumulated other comprehensive loss	(127,087)	(139,974)
Less: Treasury shares at cost - 4,342,196 in 2023 and 4,063,028 in 2022	(154,829)	(144,759)
TOTAL SHAREHOLDERS’ EQUITY	527,976	475,293
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,851,146	$4,989,281

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2023	2022	2021

INTEREST INCOME:
Loans, including related fees	$189,641	$146,295	$128,000
Securities:
Taxable	24,643	21,014	13,110
Tax-exempt	10,573	9,974	8,762
Other	3,540	6,018	2,326
TOTAL INTEREST INCOME	228,397	183,301	152,198
INTEREST EXPENSE:
Deposits	51,694	16,743	8,158
Short-term borrowings	5,370	1,243	387
Other borrowings	4,071	273	252
TOTAL INTEREST EXPENSE	61,135	18,259	8,797
NET INTEREST INCOME	167,262	165,042	143,401
Provision for credit losses	7,295	(2,025)	2,466
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	159,967	167,067	140,935
NON-INTEREST INCOME:
Trust and financial services	5,155	5,155	5,255
Service charges and fees on deposit accounts	28,079	27,540	24,700
Other service charges and fees	801	665	1,163
Securities gains/(losses), net	(1)	3	114
Interchange income	676	559	438
Loan servicing fees	1,176	1,554	1,849
Gain on sales of mortgage loans	966	1,994	5,003
Other	5,850	9,246	3,562
TOTAL NON-INTEREST INCOME	42,702	46,716	42,084
NON-INTEREST EXPENSE:
Salaries and employee benefits	68,525	65,555	64,474
Occupancy expense	9,351	9,764	8,774
Equipment expense	14,020	12,391	10,174
FDIC Expense	2,907	2,327	1,294
Other	35,373	35,986	32,690
TOTAL NON-INTEREST EXPENSE	130,176	126,023	117,406
INCOME BEFORE INCOME TAXES	72,493	87,760	65,613
Provision for income taxes	11,821	16,651	12,626
NET INCOME	60,672	71,109	52,987
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	10,896	(144,570)	(18,488)
Change in funded status of post retirement benefits, net of taxes	1,991	7,022	6,298
COMPREHENSIVE INCOME (LOSS)	$73,559	$(66,439)	$40,797
PER SHARE DATA
Basic and Diluted Earnings per Share	$5.08	$5.82	$4.02
Weighted average number of shares outstanding (in thousands)	11,937	12,211	13,190

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2021	$2,007	140,820	521,103	9,764	(76,702)	$596,992
Net income	—	—	52,987	—	—	52,987
Other comprehensive income (loss)	—	—	—	(12,190)	—	(12,190)
Omnibus Equity Incentive Plan, net	2	805	—	—	—	807
Treasury stock purchases (981,132 shares)	—	—	—	—	(42,471)	(42,471)
Contribution of 31,355 shares to ESOP	—	354	—	—	1,048	1,402
Cash Dividends, $1.16 per share	—	—	(14,951)	—	—	(14,951)
Balance, December 31, 2021	2,009	141,979	559,139	(2,426)	(118,125)	582,576
Net income	—	—	71,109	—	—	71,109
Other comprehensive income (loss)	—	—	—	(137,548)	—	(137,548)
Omnibus Equity Incentive Plan, net	3	822	—	—	—	825
Treasury stock purchases (626,574 shares)	—	—	—	—	(27,701)	(27,701)
Contribution of 29,966 shares to ESOP	—	384	—	—	1,067	1,451
Cash Dividends, $1.28 per share	—	—	(15,419)	—	—	(15,419)
Balance, December 31, 2022	2,012	143,185	614,829	(139,974)	(144,759)	475,293
Net income	—	—	60,672	—	—	60,672
Other comprehensive income (loss)	—	—	—	12,887	—	12,887
Omnibus Equity Incentive Plan, net	2	893	—	—	—	895
Treasury stock purchases (319,664 shares)	—	—	—	—	(11,514)	(11,514)
Contribution of 40,496 shares to ESOP	—	74	—	—	1,444	1,518
Cash Dividends, $0.99 per share	—	—	(11,775)	—	—	(11,775)
Balance, December 31, 2023	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,672	$71,109	$52,987
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	5,057	6,551	8,433
Provision for credit losses	7,295	(2,025)	2,466
Securities (gains)/losses	1	(3)	(114)
Depreciation and amortization	6,530	6,111	6,154
Provision for deferred income taxes	(472)	(3,150)	(1,568)
Net change in accrued interest receivable	(3,589)	(4,342)	982
Contribution of shares to ESOP	1,518	1,451	1,402
Restricted stock compensation	895	825	807
Gain on sale of mortgage loans	(966)	(1,994)	(5,003)
(Gain) Loss on sale of other real estate	31	55	18
Origination of loans held for sale	(31,498)	(65,412)	(115,144)
Proceeds from loans held for sale	31,611	69,946	123,079
Other, net	9,005	(335)	(19,432)
NET CASH FROM OPERATING ACTIVITIES	86,090	78,787	55,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	—	9,369
Calls, maturities and principal reductions on securities available-for-sale	111,541	179,597	262,209
Purchases of securities available-for-sale	(30,460)	(345,201)	(589,802)
Proceeds from loans sold previously classified as portfolio loans	—	12,802	—
Loans made to customers, net of repayment	(106,031)	(271,503)	31,628
Net change in federal funds sold	9,092	(9,066)	10,463
Purchase of bank owned life insurance	—	—	(10,000)
Redemption of restricted stock	40	1,871	—
Purchase of restricted stock	(26)	(1,049)	(25)
Cash received (disbursed) from acquisitions	—	—	(23,092)
Proceeds from sales of other real estate owned	287	286	929
Additions to premises and equipment	(6,541)	(1,426)	(3,835)
NET CASH FROM INVESTING ACTIVITIES	(22,098)	(433,689)	(312,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(278,199)	(39,547)	367,985
Net change in short-term borrowings	(3,654)	(22,499)	(22,687)
Dividends paid	(15,383)	(14,459)	(14,181)
Purchase of treasury stock	(11,514)	(27,701)	(42,471)
Proceeds from other borrowings	2,080,000	—	—
Maturities of other borrowings	(1,981,000)	(6,402)	(1,000)
NET CASH FROM FINANCING ACTIVITIES	(209,750)	(110,608)	287,646
NET CHANGE IN CASH AND CASH EQUIVALENTS	(145,758)	(465,510)	30,557
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	222,517	688,027	657,470
CASH AND DUE FROM BANKS, END OF PERIOD	$76,759	$222,517	$688,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$59,031	$18,463	$9,144
Income Taxes	$11,350	$13,525	$15,025

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Organization: The consolidated financial statements of First Financial Corporation and its subsidiaries (the Corporation) include the parent company and its wholly-owned subsidiary, First Financial Bank, N.A., headquartered in Vigo County, Indiana. Inter-company transactions and balances have been eliminated.

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2023, $1.0 billion of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements. First Financial Bank also has wholly-owned subsidiaries JBMM, LLC and Fort Webb LP, LLC.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its subsidiary. The Corporation’s primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 70 branches in west-central Indiana, east-central Illinois, western Kentucky, and central Tennessee. First Financial Bank is the largest bank in Vigo County. It operates seven full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; one in Knox County, Indiana; two in Parke County, Indiana; one in Putnam County, Indiana; two in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; three in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; one in Coles County, Illinois; two in Crawford County, Illinois; one in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; two in McLean County, Illinois; one in Richland County, Illinois; five in Vermilion County, Illinois; one in Wayne County, Illinois; one in Breckinridge County, Kentucky; one in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Hancock County, Kentucky; two in Hopkins County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; one in Warren County, Kentucky; three in Cheatham County, Tennessee; and three in Montgomery County, Tennessee. There are six loan production offices, one in Allen County, Indiana; one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

Regulatory Agencies: First Financial Corporation is a bank holding company and as such is regulated by various banking agencies. The holding company is regulated by the Seventh District of the Federal Reserve System. The national bank subsidiary is regulated by the Office of the Comptroller of the Currency.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ.

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $88 thousand, $570 thousand and $43 thousand for the years ended December 31, 2023, 2022 and 2021 respectively.

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

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $2.0 million at December 31, 2023, and $2.1 million at December 31, 2022.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Corporation has selected October 31 as the date to perform the annual impairment test. The final results determined that there was no impairment of goodwill. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $49 thousand, $78 thousand, and $117 thousand, resulting in a deferred compensation liability of $1.1 million at December 31, 2023 and $1.2 million at December 31, 2022. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2023, 2022 and 2021. There is a liability of $3.8 million and $4.8 million as of year-end 2023 and 2022. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2023, 2022 and 2021 was $2.9 million, $2.0 million and $2.3 million, respectively, and resulted in a liability of $1.8 million at December 31, 2023 and $1.6 million at December 31, 2022.

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

Accounting Pronouncements Adopted:

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (ASU 2022-02). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (TDRs) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (CECL) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Corporation for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Corporation adopted ASU 2022-02 on January 1, 2023, and has applied the disclosure changes in this document. See Note 7. Allowance for Credit Losses for the additional disclosures.

Recently Issued Not Yet Effective Accounting Pronouncements:

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

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Corporation is evaluating ASU 2023-02 and its effect on its consolidated financial statements and related disclosures.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Corporation is assessing ASU 2023-07 and its effect on its consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Corporation is assessing ASU 2023-09 and its effect on its consolidated financial statements and related disclosures.

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

	December 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,440	$—	$91,440
Mortgage Backed Securities-residential	—	569,885	—	569,885
Mortgage Backed Securities-commercial	—	7,483	—	7,483
Collateralized mortgage obligations	—	180,829	—	180,829
State and municipal	—	369,631	1,180	370,811
Municipal taxable	—	34,285	—	34,285
U.S. Treasury	—	1,402	—	1,402
Collateralized debt obligations	—	—	3,002	3,002
TOTAL	$—	$1,254,955	$4,182	$1,259,137
Derivative Assets		2,878
Derivative Liabilities		(2,878)

	December 31, 2022
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$98,473	$—	$98,473
Mortgage Backed Securities-residential	—	620,248	—	620,248
Mortgage Backed Securities-commercial	—	9,677	—	9,677
Collateralized mortgage obligations	—	203,485	—	203,485
State and municipal	—	358,608	1,545	360,153
Municipal taxable	—	32,515	—	32,515
U.S. Treasury	—	2,944	—	2,944
Collateralized debt obligations	—	—	2,986	2,986
TOTAL	$—	$1,325,950	$4,531	$1,330,481
Derivative Assets		2,838
Derivative Liabilities		(2,838)

There were no transfers between Level 1 and Level 2 during 2023 and 2022.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2023 and 2022.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2023
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,545	$2,986	$4,531
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	16	16
Transfers	—	—	—
Settlements	(365)	—	(365)
Ending balance, December 31	$1,180	$3,002	$4,182

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

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2023, 2022 or 2021.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2023 with a value of $107 thousand was reduced by $57 thousand for fair value adjustment. At December 31, 2023 other real estate owned was comprised of $26 thousand from commercial loans and $81 thousand from residential loans. Other real estate owned at December 31, 2022 with a value of $337 thousand was reduced by $25 thousand for fair value adjustment. At December 31, 2022 other real estate owned was comprised of $39 thousand from commercial loans and $298 thousand from residential loans.

Fair value for collateral dependent loans is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 100% with an average discount of 36%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and collateral dependent loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2023 and 2022.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$3,002	Discounted cash flow	Discount rate	7.36%
Collateral dependent loans	$11,306	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,545	Discounted cash flow	Discount rate	3.73%-4.44%
Collateralized debt obligations	$2,986	Discounted cash flow	Discount rate	5.34%
Collateral dependent loans	4,477	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-50.00%

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2023 and 2022. Fair values for collateral dependent loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$76,759	$25,467	$51,292	$—	$76,759
Federal funds sold	282	—	282	—	282
Securities available-for-sale	1,259,137	—	1,254,955	4,182	1,259,137
Restricted stock	15,364	n/a	n/a	n/a	n/a
Loans, net	3,128,054	—	—	3,025,621	3,025,621
Accrued interest receivable	24,877	—	6,755	18,122	24,877
Deposits	(4,090,068)	—	(4,094,552)	—	(4,094,552)
Short-term borrowings	(67,221)	—	(67,221)	—	(67,221)
Other borrowings	(108,577)	—	(108,496)	—	(108,496)
Accrued interest payable	(2,588)	—	(2,588)	—	(2,588)

	December 31, 2022
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$222,517	$29,400	$193,117	$—	$222,517
Federal funds sold	9,374	—	9,374	—	9,374
Securities available-for-sale	1,330,481	—	1,325,950	4,531	1,330,481
Restricted stock	15,378	n/a	n/a	n/a	n/a
Loans, net	3,027,659	—	—	2,930,680	2,930,680
Accrued interest receivable	21,288	—	5,529	15,759	21,288
Deposits	(4,368,871)	—	(4,369,402)	—	(4,369,402)
Short-term borrowings	(70,875)	—	(70,875)	—	(70,875)
Other borrowings	(9,589)	—	(8,788)	—	(8,788)
Accrued interest payable	(483)	—	(483)	—	(483)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was zero at December 31, 2023 and 2022.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$102,978	$4	$(11,542)	$91,440
Mortgage Backed Securities - residential	653,507	53	(83,675)	569,885
Mortgage Backed Securities - commercial	7,919	—	(436)	7,483
Collateralized mortgage obligations	209,398	6	(28,575)	180,829
State and municipal obligations	397,413	1,407	(28,009)	370,811
Municipal taxable	39,872	12	(5,599)	34,285
U.S. Treasury	1,411	—	(9)	1,402
Collateralized debt obligations	—	3,002	—	3,002
TOTAL	$1,412,498	$4,484	$(157,845)	$1,259,137

	December 31, 2022
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$110,226	$24	$(11,777)	$98,473
Mortgage Backed Securities-residential	711,131	133	(91,016)	620,248
Mortgage Backed Securities-commercial	10,103	—	(426)	9,677
Collateralized mortgage obligations	228,344	60	(24,919)	203,485
State and municipal obligations	396,522	745	(37,114)	360,153
Municipal taxable	39,321	41	(6,847)	32,515
U.S. Treasury	2,979	—	(35)	2,944
Collateralized debt obligations	—	2,986	—	2,986
TOTAL	$1,498,626	$3,989	$(172,134)	$1,330,481

As of December 31, 2023, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders’ equity.

Securities with a carrying value of approximately $992.1 million and $946.3 million at December 31, 2023 and 2022, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2023, 2022 and 2021, respectively.

(Dollar amounts in thousands)	2023	2022	2021
Proceeds	$330	$1,565	$12,886
Gross gains	1	6	274
Gross losses	(2)	(3)	(160)

Gains of $1 thousand and losses of $2 thousand in 2023 and gains of $6 thousand and losses of $3 thousand in 2022 and gains of $274 thousand and losses of $160 thousand in 2021 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2023 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$10,464	$10,346
Due after one but within five years	41,818	40,271
Due after five but within ten years	107,538	104,878
Due after ten years	381,854	345,445
	541,674	500,940
Mortgage-backed securities and collateralized mortgage obligations	870,824	758,197
TOTAL	$1,412,498	$1,259,137

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2023 and 2022.

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,757	$(73)	$87,291	$(11,469)	$91,048	$(11,542)
Mortgage Backed Securities - Residential	3,810	(41)	556,414	(83,634)	560,224	(83,675)
Mortgage Backed Securities - Commercial	—	—	7,483	(436)	7,483	(436)
Collateralized mortgage obligations	12,981	(303)	164,871	(28,272)	177,852	(28,575)
State and municipal obligations	45,154	(319)	212,022	(27,690)	257,176	(28,009)
Municipal taxable	—	—	31,958	(5,599)	31,958	(5,599)
U.S. Treasury	1,402	(9)	—	—	1,402	(9)
Total temporarily impaired securities	$67,104	$(745)	$1,060,039	$(157,100)	$1,127,143	$(157,845)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$58,462	$(4,034)	$38,959	$(7,743)	$97,421	$(11,777)
Mortgage Backed Securities - Residential	234,488	(19,757)	379,520	(71,259)	614,008	(91,016)
Mortgage Backed Securities - Commercial	9,677	(426)	—	—	9,677	(426)
Collateralized mortgage obligations	135,135	(11,331)	63,792	(13,588)	198,927	(24,919)
State and municipal obligations	233,439	(24,291)	41,510	(12,823)	274,949	(37,114)
Municipal taxable	18,637	(3,706)	12,837	(3,141)	31,474	(6,847)
U.S. Treasury	2,944	(35)	—	—	2,944	(35)
Total temporarily impaired securities	$692,782	$(63,580)	$536,618	$(108,554)	$1,229,400	$(172,134)

The Corporation held 844 investment securities with an amortized cost greater than fair value as of December 31, 2023. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $157.8 million as of December 31, 2023 and $172.1 million as of December 31, 2022. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

Management evaluates securities for impairment related to credit losses at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for impairment related to credit losses by segregating the portfolio into two general segments.

In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO’s was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2023 which has been reduced to $3.0 million by $750 thousand of interest payments received, $3.0 million of cumulative credit loss charges recorded through earnings to date and increased by $3.0 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2023	2022	2021
Beginning balance	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—
Ending balance	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2023	2022
Commercial	$1,817,526	$1,798,260
Residential	695,788	673,464
Consumer	646,758	588,539
Total gross loans	3,160,072	3,060,263
Deferred costs, net	7,749	7,175
Allowance for credit losses	(39,767)	(39,779)
TOTAL	$3,128,054	$3,027,659

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2023 and 2022, loans held for sale were $2.5 million and $1.7 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary bank makes loans to directors and executive officers and to their associates. In 2023, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $46.1 million at the beginning of the year. During 2023, advances of $46.7 million, and repayments of $48.1 million were made with respect to related party loans for an aggregate dollar amount outstanding of $44.7 million at December 31, 2023.

Loans serviced for others, which are not reported as assets, total $462.6 million and $518.1 million at year-end 2023 and 2022. Custodial escrow balances maintained in connection with serviced loans were $2.1 million and $2.7 million at year-end 2023 and 2022.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2023	2022	2021
Servicing rights:
Beginning of year	$1,767	$1,959	$1,601
Additions	—	489	1,094
Amortized to expense	(556)	(681)	(736)
End of year	$1,211	$1,767	$1,959

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.9 million and $3.3 million at year end 2023 and 2022. There was no valuation allowance in 2023 or 2022.

Fair value for 2023 was determined using a discount rate of 12.5%, prepayment speeds ranging from 100% to 197%, depending on the stratification of the specific right. Fair value at year end 2022 was determined using a discount rate of 12.5%, prepayment speeds ranging from 113% to 238%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

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

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021.

Allowance for Credit Losses:		December 31, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	198	(317)	7,193	221	7,295
Loans charged -off	(966)	(216)	(14,314)	—	(15,496)
Recoveries	1,083	292	6,814	—	8,189
Ending Balance	$13,264	$14,327	$11,797	$379	$39,767

Allowance for Credit Losses:		December 31, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(4,079)	(3,850)	6,131	(227)	(2,025)
Loans charged -off	(3,917)	(657)	(11,132)	—	(15,706)
Recoveries	2,062	759	6,384	—	9,205
Ending Balance	$12,949	$14,568	$12,104	$158	$39,779

Allowance for Credit Losses:		December 31, 2021
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,925	$19,142	$11,009	$—	$44,076
PCD ACL on acquired loans	4,410	—	—	—	4,410
Provision for credit losses	1,637	(630)	1,074	385	2,466
Loans charged off	(2,158)	(812)	(5,246)	—	(8,216)
Recoveries	1,069	616	3,884	—	5,569
Ending Balance	$18,883	$18,316	$10,721	$385	$48,305

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$5	$13,971	$860
Farmland	—	1,221	1,201
Non Farm, Non Residential	—	995	1,011
Agriculture	—	1,147	1,103
All Other Commercial	—	1,046	1,027
Residential
First Liens	620	960	—
Home Equity	32	68	—
Junior Liens	239	67	—
Multifamily	47	543	373
All Other Residential	—	427	—
Consumer
Motor Vehicle	45	2,933	—
All Other Consumer	—	218	—
TOTAL	$988	$23,596	$5,575

	December 31, 2022
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$114	$2,137	$254
Farmland	—	461	—
Non Farm, Non Residential	—	2,064	2,052
Agriculture	—	186	155
All Other Commercial	—	26	—
Residential
First Liens	666	1,380	—
Home Equity	180	133	—
Junior Liens	197	256	—
Multifamily	—	1,468	—
All Other Residential	—	478	—
Consumer
Motor Vehicle	—	2,549	—
All Other Consumer	—	416	—
TOTAL	$1,157	$11,554	$2,461

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

The following table presents the amortized cost of loans and leases at December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$138	$—	$25	0.05%
Junior Liens	—	—	29	—	—	—	0.05%
Consumer
Motor Vehicle	5	—	205	—	129	107	0.07%
TOTAL	$5	$—	$234	$138	$129	$132	0.00%

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans and leases that have been modified during the twelve months ended December 31, 2023 are in a current status of repayment.

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended Decemer 31, 2023.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	2.12%	24
Junior Liens	—	—	36
Consumer
Motor Vehicle	45	2.20%	24
TOTAL	$45	2.15%	24

There were no modified loans that had a payment default during the twelve months ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Upon the Corporation’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents the amortized cost basis of collateral dependent loans by class of loans:

	December 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1,454	$12,056
Farmland	1,633	—
Non Farm, Non Residential	3,919	—
Agriculture	49	1,054
All Other Commercial	1,027	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,836	$13,110

	December 31, 2022
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$4,613	$1
Farmland	3,289	—
Non Farm, Non Residential	5,123	—
Agriculture	—	155
All Other Commercial	—	—
Residential
First Liens	—	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	895	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,920	$156

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$668	$488	$1,136	$2,292	$649,801	$652,093
Farmland	58	—	1,201	1,259	132,147	133,406
Non Farm, Non Residential	—	—	—	—	439,009	439,009
Agriculture	—	—	1,141	1,141	139,900	141,041
All Other Commercial	—	—	—	—	464,776	464,776
Residential
First Liens	2,841	816	924	4,581	354,711	359,292
Home Equity	360	188	71	619	65,191	65,810
Junior Liens	462	124	262	848	57,985	58,833
Multifamily	117	140	373	630	191,104	191,734
All Other Residential	554	—	47	601	21,961	22,562
Consumer
Motor Vehicle	12,491	1,754	761	15,006	602,442	617,448
All Other Consumer	397	102	13	512	31,857	32,369
TOTAL	$17,948	$3,612	$5,929	$27,489	$3,150,884	$3,178,373

	December 31, 2022
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,698	$529	$726	$2,953	$674,569	$677,522
Farmland	112	—	—	112	127,498	127,610
Non Farm, Non Residential	274	34	—	308	387,108	387,416
Agriculture	—	1,231	—	1,231	136,451	137,682
All Other Commercial	333	—	14	347	478,095	478,442
Residential
First Liens	4,528	1,203	1,054	6,785	341,131	347,916
Home Equity	305	144	276	725	63,615	64,340
Junior Liens	213	69	327	609	56,367	56,976
Multifamily	317	83	—	400	180,305	180,705
All Other Residential	1,115	350	—	1,465	24,058	25,523
Consumer
Motor Vehicle	15,151	1,930	985	18,066	539,651	557,717
All Other Consumer	341	56	15	412	32,967	33,379
TOTAL	$24,387	$5,629	$3,397	$33,413	$3,041,815	$3,075,228

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$80,873	$131,522	$112,811	$47,445	$44,257	$100,872	$81,551	$599,331
	Special Mention	6	221	10,025	3,442	323	866	2,715	$17,598
	Substandard	3,620	4,734	1,842	981	1,789	5,354	7,932	$26,252
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,352	847	431	144	93	—	$6,343
	Subtotal	$87,975	$137,829	$125,525	$52,299	$46,513	$107,185	$92,198	$649,524

	Current period gross charge-offs	$8	$72	$40	$78	$24	$49	$-	$271

Farmland	Pass	$21,232	$16,025	$20,794	$8,310	$8,790	$52,357	$287	$127,795
	Special Mention	—	—	4	—	363	710	—	$1,077
	Substandard	—	—	—	41	309	1,370	—	$1,720
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$21,232	$16,025	$20,798	$8,351	$9,462	$54,451	$287	$130,606

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$73,740	$123,319	$69,477	$23,965	$22,550	$106,752	$7,606	$427,409
	Special Mention	—	732	995	—	845	—	—	$2,572
	Substandard	102	—	—	—	479	6,356	—	$6,937
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	678	—	65	—	$743
	Subtotal	$73,842	$124,051	$70,472	$24,643	$23,874	$113,173	$7,606	$437,661

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$10,764	$11,299	$6,614	$6,118	$7,443	$25,678	$64,476	$132,392
	Special Mention	—	86	—	8	—	605	3,618	$4,317
	Substandard	—	55	—	—	50	1,067	—	$1,172
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	51	31	35	24	—	—	$141
	Subtotal	$10,764	$11,491	$6,645	$6,161	$7,517	$27,350	$68,094	$138,022

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$27,401	$105,046	$104,307	$94,029	$4,774	$112,159	$9,177	$456,893
	Special Mention	—	—	—	2,478	—	830	—	$3,308
	Substandard	—	1,027	16	—	—	—	—	$1,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	12	—	—	—	457	—	$469
	Subtotal	$27,401	$106,085	$104,323	$96,507	$4,774	$113,446	$9,177	$461,713

	Current period gross charge-offs	$675	$-	$-	$-	$20	$-	$-	$695

Residential
Multifamily >5 Residential	Pass	$34,551	$62,845	$32,273	$22,590	$6,397	$23,215	$382	$182,253
	Special Mention	—	—	—	357	—	6,571	—	$6,928
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,102	—	—	251	—	$1,353
	Subtotal	$34,551	$62,845	$33,375	$22,947	$6,397	$30,410	$382	$190,907

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$248,561	$450,056	$346,276	$202,457	$94,211	$421,033	$163,479	$1,926,073
	Special Mention	6	1,039	11,024	6,285	1,531	9,582	6,333	$35,800
	Substandard	3,722	5,816	1,858	1,022	2,627	14,520	7,932	$37,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,415	1,980	1,144	168	880	—	$9,063
		$255,765	$458,326	$361,138	$210,908	$98,537	$446,015	$177,744	$2,008,433

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$163,479	$128,012	$56,830	$54,208	$26,514	$99,522	$92,110	$620,675
	Special Mention	2,071	9,738	3,434	2,572	2,061	1,848	453	$22,177
	Substandard	423	723	1,861	954	3,169	6,264	9,103	$22,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,041	1,408	822	469	149	85	—	$9,974
	Subtotal	$173,014	$139,881	$62,947	$58,203	$31,893	$107,719	$101,666	$675,323

Farmland	Pass	$16,261	$22,530	$9,244	$9,438	$10,352	$48,847	$340	$117,012
	Special Mention	—	—	1,164	882	—	2,930	—	$4,976
	Substandard	—	—	456	608	337	1,969	—	$3,370
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	17	—	$17
	Subtotal	$16,261	$22,530	$10,864	$10,928	$10,689	$53,763	$340	$125,375

Non Farm, Non Residential	Pass	$102,629	$75,011	$33,214	$19,596	$31,438	$111,586	$2,975	$376,449
	Special Mention	99	1,035	—	921	—	279	—	$2,334
	Substandard	—	—	—	513	—	6,281	—	$6,794
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	696	—	—	269	—	$965
	Subtotal	$102,728	$76,046	$33,910	$21,030	$31,438	$118,415	$2,975	$386,542

Agriculture	Pass	$13,085	$9,028	$8,015	$8,422	$1,987	$26,729	$62,397	$129,663
	Special Mention	89	—	10	3	—	709	2,519	$3,330
	Substandard	—	—	—	224	1,201	56	762	$2,243
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	71	39	68	61	25	—	—	$264
	Subtotal	$13,245	$9,067	$8,093	$8,710	$3,213	$27,494	$65,678	$135,500

Other Commercial	Pass	$143,941	$91,615	$90,845	$19,259	$29,143	$82,535	$5,602	$462,940
	Special Mention	23	—	—	10	—	11,911	—	$11,944
	Substandard	—	23	—	—	—	6	—	$29
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	16	82	—	—	29	480	—	$607
	Subtotal	$143,980	$91,720	$90,845	$19,269	$29,172	$94,932	$5,602	$475,520

Residential
Multifamily >5 Residential	Pass	$50,424	$33,415	$46,740	$6,734	$4,969	$27,353	$96	$169,731
	Special Mention	—	533	372	—	—	6,795	—	$7,700
	Substandard	—	—	—	—	—	1,280	—	$1,280
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1,124	—	—	—	263	—	$1,387
	Subtotal	$50,424	$35,072	$47,112	$6,734	$4,969	$35,691	$96	$180,098

Total	Pass	$489,819	$359,611	$244,888	$117,657	$104,403	$396,572	$163,520	$1,876,470
	Special Mention	2,282	11,306	4,980	4,388	2,061	24,472	2,972	$52,461
	Substandard	423	746	2,317	2,299	4,707	15,856	9,865	$36,213
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	7,128	2,653	1,586	530	203	1,114	—	$13,214
		$499,652	$374,316	$253,771	$124,874	$111,374	$438,014	$176,357	$1,978,358

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

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$49,146	$70,952	$65,232	$36,751	$15,185	$118,087	$1,066	$356,419
	Non-performing	—	121	—	65	57	1,504	—	$1,747
	Subtotal	$49,146	$71,073	$65,232	$36,816	$15,242	$119,591	$1,066	$358,166

	Current period gross charge-offs	$-	$-	$-	$-	$-	$167	$-	$167

Home Equity	Performing	$61	$68	$—	$7	$378	$866	$64,102	$65,482
	Non-performing	—	22	—	17	—	60	—	$99
	Subtotal	$61	$90	$—	$24	$378	$926	$64,102	$65,581

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$15,050	$15,431	$8,248	$5,557	$4,280	$8,094	$1,698	$58,358
	Non-performing	—	53	45	104	—	103	—	$305
	Subtotal	$15,050	$15,484	$8,293	$5,661	$4,280	$8,197	$1,698	$58,663

	Current period gross charge-offs	$-	$-	$-	$-	$24	$24	$-	$48

Other Residential	Performing	$6,432	$9,477	$3,100	$421	$641	$1,511	$415	$21,997
	Non-performing	—	—	46	—	390	38	—	$474
	Subtotal	$6,432	$9,477	$3,146	$421	$1,031	$1,549	$415	$22,471

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer
Motor Vehicle	Performing	$264,933	$215,125	$70,926	$46,939	$12,038	$2,177	$—	$612,138
	Non-performing	232	973	520	532	134	30	—	$2,421
	Subtotal	$265,165	$216,098	$71,446	$47,471	$12,172	$2,207	$—	$614,559

	Current period gross charge-offs	$841	$7,722	$3,101	$1,448	$499	$174	$-	$13,785

Other Consumer	Performing	$12,561	$6,895	$3,778	$2,189	$659	$692	$5,203	$31,977
	Non-performing	—	20	145	39	17	—	1	$222
	Subtotal	$12,561	$6,915	$3,923	$2,228	$676	$692	$5,204	$32,199

	Current period gross charge-offs	$61	$213	$61	$37	$3	$5	$149	$529

Total	Performing	$348,183	$317,948	$151,284	$91,864	$33,181	$131,427	$72,484	$1,146,371
	Non-performing	232	1,189	756	757	598	1,735	1	$5,268
Total other loans		$348,415	$319,137	$152,040	$92,621	$33,779	$133,162	$72,485	$1,151,639

		December 31, 2022
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2022	2021	2020	2019	2018	Prior	Loans	Total
Residential
First Liens	Performing	$71,607	$70,197	$45,080	$16,968	$20,258	$117,488	$3,245	$344,843
	Non-performing	106	—	—	141	100	1,782	—	$2,129
	Subtotal	$71,713	$70,197	$45,080	$17,109	$20,358	$119,270	$3,245	$346,972

Home Equity	Performing	$1,995	$943	$8	$115	$55	$820	$59,875	$63,811
	Non-performing	—	—	78	—	14	40	176	$308
	Subtotal	$1,995	$943	$86	$115	$69	$860	$60,051	$64,119

Junior Liens	Performing	$19,074	$10,485	$7,507	$5,830	$5,366	$6,195	$1,928	$56,385
	Non-performing	—	4	77	90	139	141	—	$451
	Subtotal	$19,074	$10,489	$7,584	$5,920	$5,505	$6,336	$1,928	$56,836

Other Residential	Performing	$11,542	$9,923	$501	$915	$498	$1,582	$—	$24,961
	Non-performing	—	—	—	425	35	18	—	$478
	Subtotal	$11,542	$9,923	$501	$1,340	$533	$1,600	$—	$25,439

Consumer
Motor Vehicle	Performing	$306,565	$118,362	$88,144	$29,004	$8,652	$2,230	$6	$552,963
	Non-performing	813	739	437	237	66	47	—	$2,339
	Subtotal	$307,378	$119,101	$88,581	$29,241	$8,718	$2,277	$6	$555,302

Other Consumer	Performing	$13,426	$7,914	$4,109	$1,302	$429	$819	$4,819	$32,818
	Non-performing	18	247	89	39	12	12	2	$419
	Subtotal	$13,444	$8,161	$4,198	$1,341	$441	$831	$4,821	$33,237

Total	Performing	$424,209	$217,824	$145,349	$54,134	$35,258	$129,134	$69,873	$1,075,781
	Non-performing	937	990	681	932	366	2,040	178	$6,124
Total other loans		$425,146	$218,814	$146,030	$55,066	$35,624	$131,174	$70,051	$1,081,905

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2023	2022
Land	$17,379	$17,888
Building and leasehold improvements	68,166	70,310
Furniture and equipment	52,201	46,669
	137,746	134,867
Less accumulated depreciation	(70,460)	(68,720)
TOTAL	$67,286	$66,147

Aggregate depreciation expense was $5.4 million, $4.8 million and $4.6 million for 2023, 2022 and 2021, respectively.

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

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.2 million, $1.2 million, and $1.4 million for 2023, 2022, and 2021. Rent commitments, before considering renewal options that generally are present, were as follows:

2024	$890
2025	865
2026	798
2027	773
2028	663
Thereafter	2,205
$6,194

See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2023 and 2022. Management does not believe any amount of goodwill is impaired.

Goodwill was as follows at year-end:

	2023	2022	2021
Beginning of year	$86,985	$86,135	$78,592
Acquired goodwill	—	850	7,543
Impairment	—	—	—
End of year	$86,985	$86,985	$86,135

Goodwill related to the acquisition of Hancock Bancorp, Inc. was increased by $850 thousand in 2022 due to adjustments to deferred tax assets related to the filing of the final Hancock Bancorp, Inc. tax return.

Intangible assets subject to amortization at December 31, 2023 and 2022 are as follows:

	2023		2022
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,857	$16,271	$21,857	$15,143
	$21,857	$16,271	$21,857	$15,143

Aggregate amortization expense was $1.1 million, $1.3 million and $1.6 million for 2023, 2022 and 2021, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2024	$888
2025	786
2026	679
2027	590
2028	1,139

10.DEPOSITS:

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2023 and 2022 were $92.9 million and $50.6 million.

Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2024	$452,606
2025	28,776
2026	17,226
2027	11,196
2028	6,070

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation’s short-term borrowings at December 31, 2023 and 2022 is presented below:

(Dollar amounts in thousands)	2023	2022
Federal Funds Purchased	$27,300	$3,000
Repurchase Agreements	39,921	67,875
	$67,221	$70,875

(Dollar amounts in thousands)	2023	2022
Average amount outstanding	$116,993	$84,004
Maximum amount outstanding at a month end	169,816	96,728
Average interest rate during year	4.59%	1.48%
Interest rate at year-end	2.76%	0.27%

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

December 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$32,319	$300	$3,637	$3,665	$39,921

December 31, 2022
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$63,335	$—	$4,175	$365	$67,875

12.OTHER BORROWINGS:

Other borrowings at December 31, 2023 and 2022 are summarized as follows:

(Dollar amounts in thousands)	2023	2022
FHLB advances	$108,577	$9,589
TOTAL	$108,577	$9,589

The aggregate minimum annual retirements of other borrowings are as follows:

2024	$102,613
2025	5,964
2026	—
2027	—
2028	—
Thereafter	—
$108,577

At December 31, 2023 and 2022, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly is permitted to obtain advances. There are $108.6 million of advances from the FHLB at December 31, 2023, and $9.6 million of advances at December 31, 2022, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.68% to 5.56% in 2023 and 0.68% to 1.70% during the year in 2022. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $64.1 million at December 31, 2023, and $40.3 million at December 31, 2022, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $297.7 million at year end 2023. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the years ended December 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

		Years Ended December 31,
(Dollar amounts in thousands)		2023	2022
Non-interest income
Service charges on deposits and debit card fee income		$28,079	$27,540
Asset management fees		5,155	5,155
Interchange income		676	559
Net gains on sales of loans (a)		966	1,994
Loan servicing fees (a)		1,176	1,554
Net gains/(losses) on sales of securities (a)		(1)	3
Other service charges and fees (a)		801	665
Other (b)	(c)	5,850	9,246
Total non-interest income		$42,702	$46,716
(a)	Not within the scope of ASC 606.
(b)	The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2023 and December 31, 2022, totaling $(63) thousand and $60 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
(c)	Legal settlement totaling $4 million received in first quarter 2022.

Service charges on deposits and debit card fee income: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

14.INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2023	2022	2021
Federal:
Currently payable	$9,047	$11,016	$7,978
Deferred	263	2,277	1,488
	9,310	13,293	9,466
State:
Currently payable	2,302	2,485	3,080
Deferred	209	873	80
	2,511	3,358	3,160
TOTAL	$11,821	$16,651	$12,626

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2023	2022	2021
Federal income taxes computed at the statutory rate	$15,223	$18,430	$13,779
Add (deduct) tax effect of:
Tax exempt income	(3,548)	(3,439)	(2,745)
ESOP dividend deduction	(107)	(103)	(101)
State tax, net of federal benefit	1,984	2,653	2,496
General business tax credits	(1,720)	(674)	(716)
Other, net	(11)	(216)	(87)
TOTAL	$11,821	$16,651	$12,626

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

(Dollar amounts in thousands)	2023	2022
Deferred tax assets:
Other than temporary impairment	$739	$752
Net unrealized losses on retirement plans	3,497	5,614
Net unrealized loss on available for sale securities	35,358	39,242
Loan loss provisions	9,772	10,054
Unfunded commitments	528	537
Deferred compensation	1,711	1,957
Compensated absences	783	709
Post-retirement benefits	1,218	1,051
Lease liability	1,463	1,572
Purchase accounting	—	114
Other	3,808	3,018
GROSS DEFERRED ASSETS	58,877	64,620
Deferred tax liabilities:
Depreciation	(350)	(660)
Mortgage servicing rights	(310)	(458)
Pensions	(1,458)	(1,120)
Right-of-use asset	(1,452)	(1,566)
Intangibles	(6,318)	(6,093)
FHLB stock dividends	—	(32)
Purchase accounting	(157)	—
Other	(4,732)	(4,118)
GROSS DEFERRED LIABILITIES	(14,777)	(14,047)
NET DEFERRED TAX ASSETS	$44,100	$50,573

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2023	2022	2021
Balance at January 1	$858	$808	$867
Additions based on tax positions related to the current year	74	59	9
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(106)	(9)	(68)
Balance at December 31	$826	$858	$808

Of this total, $826 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2023, 2022 and 2021 was an expense increase of $18 thousand, an increase of $18 thousand, and an increase of $21 thousand, respectively. The amount accrued for interest and penalties at December 31, 2023, 2022 and 2021 was $121 thousand, $103 thousand and $85 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana, Illinois, Kentucky, Tennessee, and other states. The Corporation is no longer subject to examination by taxing authorities for years before 2020.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2023	2022
Home Equity	$88,198	$91,218
Commercial Operating Lines	538,945	616,399
Other Commitments	102,352	112,410
TOTAL	$729,495	$820,027
Commercial letters of credit	$7,456	$7,834

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 6.50% to 9.75% in 2023. In 2022 this range of rates was from 5.45% to 9.00%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $60.1 million and $39.9 million at December 31, 2023 and 2022. The fair value of these contracts combined was zero, as gains offset losses. The gross losses associated with these interest rate swaps was $2.9 million and $2.8 million at December 31, 2023 and 2022. These balances are included in other assets and other liabilities.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation’s Board of Directors. The Corporation made contributions to the defined benefit plan of zero, $126 thousand and $2.05 million in 2023, 2022 and 2021. The Corporation contributed $1.52 million, $1.45 million and $1.40 million to the ESOP in 2023, 2022 and 2021. There were contributions of $1.3 million, $1.1 million and $1.1 million to the ESOP for employees no longer participating in the defined benefit plan in 2023, 2022 and 2021 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2023	2022	2021
Service cost - benefits earned	$628	$1,190	$1,355
Interest cost on projected benefit obligation	3,824	2,826	2,632
Expected return on plan assets	(3,879)	(4,910)	(4,713)
Net amortization and deferral	752	1,259	2,072
Net periodic pension cost	1,325	365	1,346
Net loss (gain) during the period	(1,761)	(5,323)	(5,883)
Amortization of prior service cost	—	—	(1)
Amortization of unrecognized (gain) loss	(752)	(1,259)	(2,072)
Total recognized in other comprehensive (income) loss	(2,513)	(6,582)	(7,956)
Total recognized net periodic pension cost and other comprehensive income	$(1,188)	$(6,217)	$(6,610)

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation’s retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$83,578	$106,496
Service cost	628	1,190
Interest cost	3,824	2,826
Actuarial (gain) loss	788	(21,350)
Benefits paid	(4,295)	(5,584)
Benefit obligation at December 31	84,523	83,578
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	71,734	87,979
Actual return on plan assets	6,429	(11,117)
Employer contributions	249	456
Benefits paid	(4,295)	(5,584)
Fair value of plan assets at December 31	74,117	71,734
Funded status at December 31 (plan assets less benefit obligation)	$(10,406)	$(11,844)

Amounts recognized in accumulated other comprehensive income at December 31, 2023 and 2022 consist of:

(Dollar amounts in thousands)	2023	2022
Net loss (gain)	$11,956	$14,469
Prior service cost (credit)	—	—
	$11,956	$14,469

The accumulated benefit obligation for the defined benefit pension plan was $81.8 million and $81.5 million at year-end 2023 and 2022.

Principal assumptions used to determine pension benefit obligation at year end:	2023	2022
Discount rate	4.83%	5.02%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2023	2022
Discount rate	5.02%	2.83%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation’s pension plan weighted-average asset allocation for the years 2023 and 2022 by asset category are as follows:

	Pension Plan	ESOP	Pension		ESOP
	Target	Target	Percentage of Plan		Percentage of Plan
	Allocation	Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2023	2023	2023	2022	2023	2022
Equity securities	25-75%	95-99%	64%	63%	99%	99%
Debt securities	0-50%	0-0%	34%	34%	—%	—%
Other	0-20%	0-5%	2%	3%	1%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2023 and 2022, by asset category, is as follows:

		Fair Value Measurements at
		December 31, 2023 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$52,088	$52,088	$—	$—
Debt securities	11,192	—	11,192	—
Investment Funds	10,837	10,837	—	—
Total plan assets	$74,117	$62,925	$11,192	$—

		Fair Value Measurements at
		December 31, 2022 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$52,319	$52,319	$—	$—
Debt securities	10,409	—	10,409	—
Investment Funds	9,006	9,006	—	—
Total plan assets	$71,734	$61,325	$10,409	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $16.3 million (22 percent of total plan assets) and $17.2 million (24 percent of total plan assets) at December 31, 2023 and 2022, respectively. In addition the ESOP for non plan participants holds an estimated $8.3 million and $7.8 million of First Financial Corporation stock at December 31, 2023 and December 31, 2022 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $3.9 million to its pension plan and $604 thousand to its ESOP in 2024.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2024	$4,766
2025	4,917
2026	5,077
2027	5,201
2028	5,308
2029-2033	27,124

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan’s participants who are also participants in the Corporation’s defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation’s tax qualified defined benefit pension plan. Expenses related to the plan were $517 thousand in 2023 and $751 thousand in 2022 and $748 thousand in 2021.The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2023	2022	2021
Net loss (gain) during the period	$(144)	$(1,604)	$54
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(84)	(418)	(441)
Total recognized in other comprehensive (income) loss	$(228)	$(2,022)	$(387)

The Corporation has $7.8 million and $7.5 million recognized in the balance sheet as a liability at December 31, 2023 and 2022. Amounts n accumulated other comprehensive income consist of $926 thousand net loss at December 31, 2023 and $1.2 million net loss at December 31, 2022.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2024	$—
2025	731
2026	763
2027	777
2028	750
2029-2033	3,426

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2023 and 2022 are as follows:

	December 31,
(Dollar amounts in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$3,175	$4,015
Service cost	21	34
Interest cost	153	111
Plan participants' contributions	84	74
Actuarial (gain)	34	(758)
Benefits paid	(277)	(301)
Benefit obligation at December 31	$3,190	$3,175
Funded status at December 31	$3,190	$3,175

Amounts recognized in accumulated other comprehensive income consist of a net gain of $459 thousand at December 31, 2023 and $546 thousand net gain at December 31, 2022. The post-retirement benefits paid in 2023 and 2022 of $277 thousand and $300 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2023	2022
Discount rate	4.83%	5.02%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2024	2023

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2023	2022	2021
Service cost	$21	$34	$43
Interest cost	153	111	103
Amortization of net actuarial loss (gain)	(53)	—	—
Net periodic benefit cost	121	145	146
Net loss (gain) during the period	34	(758)	(53)
Amortization of prior service cost	53	—	—
Total recognized in other comprehensive income (loss)	87	(758)	(53)
Total recognized net periodic benefit cost and other comprehensive income	$208	$(613)	$93

Contributions — The Corporation expects to contribute $249 thousand to its other post-retirement benefit plan in 2024.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2024	$249
2025	250
2026	247
2027	249
2028	250
2029-2033	1,205

17.STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation’s Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Stock Incentive Plan”) effective upon the approval of the Plan by the Corporation’s shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock were reserved for issuance under the 2011 Stock Incentive Plan. A total of 267,826 shares of restricted common stock of the Corporation were granted under the 2011 Stock Incentive Plan. On April 21, 2021 at the Corporation’s annual meeting of shareholders, the shareholders approved the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan (“2011 Amended Plan”). An aggregate of 400,000 shares of common stock are reserved for issuance under the 2011 Amended Plan. Shares issuable under the 2011 Amended Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2023 and 2022, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation’s annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 22,228 shares and 18,679 shares of restricted common stock of the Corporation were granted under the 2011 Amended Plan in 2023 and 2022, respectively. A total of 337,934 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $895 thousand, $825 thousand, and $807 thousand in 2023, 2022 and 2021, respectively.

		2023		2022
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	19,127	44.11	19,546	42.03
Granted during the year	22,228	45.07	18,679	45.35
Vested during the year	(20,308)	44.08	(19,098)	43.19
Forfeited during the year	—	—	—	—
Nonvested balance at December 31,	21,047	45.15	19,127	44.11

As of December 31, 2023 and 2022, there was $950 thousand and $844 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2023 and 2022 was $874 thousand and $880 thousand, respectively.

18. OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2023 and 2022.

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	10,895	1,427	12,322
Amounts reclassified from accumulated other comprehensive income	1	564	565
Net current period other comprehensive income (loss)	10,896	1,991	12,887
Ending balance, December 31,	$(118,000)	$(9,087)	$(127,087)

	Unrealized
	gains and
	(Losses) on available-	2022
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$15,674	$(18,100)	$(2,426)
Change in other comprehensive income (loss) before reclassification	(144,568)	6,078	(138,490)
Amounts reclassified from accumulated other comprehensive income	(2)	944	942
Net current period other comprehensive income (loss)	(144,570)	7,022	(137,548)
Ending balance, December 31,	$(128,896)	$(11,078)	$(139,974)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	12/31/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$10,883	$(120,252)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	13	2,252
Total unrealized gain (loss) on securities available-for-sale	$(128,896)	$10,896	$(118,000)
Unrealized gain (loss) on retirement plans	(11,078)	1,991	(9,087)
TOTAL	$(139,974)	$12,887	$(127,087)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2022	Change	12/31/2022
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$13,155	$(144,290)	$(131,135)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,519	(280)	2,239
Total unrealized income (loss) on securities available-for-sale	$15,674	$(144,570)	$(128,896)
Unrealized gain (loss) on retirement plans	(18,100)	7,022	(11,078)
TOTAL	$(2,426)	$(137,548)	$(139,974)

	Balance at December 31, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(1)		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$(1)		Net of tax

Amortization of	$(752)	(a)	Salary and benefits
retirement plan items	188		Income tax expense
	$(564)		Net of tax
Total reclassifications for the period	$(565)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$3		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$2		Net of tax

Amortization of	$(1,259)	(a)	Salary and benefits
retirement plan items	315		Income tax expense
	$(944)		Net of tax
Total reclassifications for the period	$(942)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2021
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$114		Net securities gains (losses)
on available-for-sale	(29)		Income tax expense
securities	$85		Net of tax

Amortization of	$(2,072)	(a)
retirement plan items	518		Income tax expense
	$(1,554)		Net of tax
Total reclassifications for the period	$(1,469)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2023, the Corporation had lease liabilities totaling $5,456,000 and right-of-use assets totaling $5,392,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2023, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.15%.

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

Lease costs were as follows:

Year Ended
(Dollar amounts in thousands)	December 31, 2023
Operating lease cost	$1,006
Short-term lease cost	137
Variable lease cost	12
Total lease cost	$1,155

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	967
Right-of-use assets obtained in exchange for new operating lease liabilities	854

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(Dollar amounts in thousands)	December 31, 2023
Twelve Months Ended December 31,
2024	$890
2025	865
2026	798
2027	773
2028	663
Thereafter	2,205
Total Future Minimum Lease Payments	6,194
Amounts Representing Interest	(738)
Present Value of Net Future Minimum Lease Payments	$5,456

20.REGULATORY MATTERS:

The Corporation and its bank affiliate are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

Further, the Corporation’s primary source of funds to pay dividends to shareholders is dividends from its subsidiary bank and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliate to pay dividends. At December 31, 2023, $38.9 million of undistributed earnings of the subsidiary bank, included in consolidated retained earnings, were available for distribution to the Corporation with regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios of Total, Common equity tier I capital and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. Under the Basel III rules, the Corporation must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Management believes, as of December 31, 2023 and 2022, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2023, the most recent notification from the respective regulatory agencies categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2023 and 2022.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2023	$602,258	15.80%	$400,201	10.500%	N/A	N/A
Corporation – 2022	561,347	14.61%	403,400	10.500%	N/A	N/A
First Financial Bank – 2023	560,975	14.89%	395,567	10.500%	376,731	10.00%
First Financial Bank – 2022	498,246	13.14%	398,179	10.500%	379,219	10.00%
Common equity tier I capital
Corporation – 2023	$562,492	14.76%	$266,800	7.000%	N/A	N/A
Corporation – 2022	521,568	13.58%	268,933	7.000%	N/A	N/A
First Financial Bank – 2023	521,209	13.84%	263,712	7.000%	244,875	6.50%
First Financial Bank – 2022	458,467	12.09%	265,453	7.000%	246,492	6.50%
Tier I risk-based capital
Corporation – 2023	$562,492	14.76%	$323,972	8.500%	N/A	N/A
Corporation – 2022	521,568	13.58%	326,562	8.500%	N/A	N/A
First Financial Bank – 2023	521,209	13.84%	320,221	8.500%	301,385	8.00%
First Financial Bank – 2022	458,467	12.09%	322,336	8.500%	303,375	8.00%
Tier I leverage capital
Corporation – 2023	$562,492	12.14%	$185,309	4.00%	N/A	N/A
Corporation – 2022	521,568	10.78%	193,476	4.00%	N/A	N/A
First Financial Bank – 2023	521,209	10.73%	194,384	4.00%	242,981	5.00%
First Financial Bank – 2022	458,467	9.50%	193,073	4.00%	241,341	5.00%

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

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2023 and 2022, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2023, are as follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands)	2023	2022
ASSETS
Cash deposits in affiliated banks	$37,907	$60,692
Investments in subsidiaries	484,868	412,570
Securities available-for-sale	1,401	—
Land and headquarters building, net	8,822	9,116
Other	36,985	42,120
Total Assets	$569,983	$524,498
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Dividends payable	5,304	8,912
Other liabilities	36,703	40,293
TOTAL LIABILITIES	42,007	49,205
Shareholders' Equity	527,976	475,293
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$569,983	$524,498

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollar amounts in thousands)	2023	2022	2021
Dividends from subsidiaries	$2,818	$94,048	$99,231
Securities interest income	7	—	—
Other income	1,476	1,254	746
Other operating expenses	(3,719)	(3,435)	(2,611)
Income before income taxes and equity in undistributed earnings of subsidiaries	582	91,867	97,366
Income tax benefit	684	1,110	681
Income before equity in undistributed earnings of subsidiaries	1,266	92,977	98,047
Equity in undistributed earnings of subsidiaries	59,406	(21,868)	(45,060)
Net income	$60,672	$71,109	$52,987

Comprehensive income (loss)	$73,559	$(66,439)	$40,797

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,672	$71,109	$52,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	297	191
Equity in undistributed earnings	(59,406)	21,868	45,060
Contribution of shares to ESOP	1,518	1,451	1,402
Restricted stock compensation	895	825	807
Increase (decrease) in other liabilities	(3,590)	33,050	435
(Increase) decrease in other assets	5,136	(34,602)	(1,518)
NET CASH FROM OPERATING ACTIVITIES	5,532	93,998	99,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale acquired from dissolution of FFBRM	(1,407)	—	—
(Increase) decrease in premises and equipment	(13)	(4,990)	—
Cash received (disbursed) from acquisitions	—	—	(31,348)
NET CASH FROM INVESTING ACTIVITIES	(1,420)	(4,990)	(31,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	—	—
Purchase of treasury stock	(11,514)	(27,701)	(42,471)
Dividends paid	(15,383)	(14,459)	(14,181)
NET CASH FROM FINANCING ACTIVITES	(26,897)	(42,160)	(56,652)
NET (DECREASE) INCREASE IN CASH	(22,785)	46,848	11,364
CASH, BEGINNING OF YEAR	60,692	13,844	2,480
CASH, END OF YEAR	$37,907	$60,692	$13,844
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$11,350	$13,525	$15,025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2023 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2023 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2023 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be
	issued upon exercise of	Weighted average exercise price
	outstanding options, warrants	of outstanding options, warrants	Number of securities
Plan Category	and rights	and rights	remaining (1)
Equity compensation plans approved by security holders (2)	—	—	337,934
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	337,934
(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)	Includes the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan.
(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2023 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2023 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this   document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—December 31, 2023 and 2022

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows—Years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

(a) (2) Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

(a) (3) Listing of Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
3.2	Amended and Restated Code of By-Laws of First Financial Corporation, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed February 22, 2021.
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of First Financial Corporation, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed April 27, 2021.
10.1*	Employment Agreement for Norman L. Lowery, effective January 1, 2024, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed October 20, 2023.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.9 to the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed March 15, 2011.
10.11*

First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan, incorporated by reference to exhibit 10.1 to the Corporation’s Form 8-K for the annual meeting filed April 27, 2021.

10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2024, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed October 20, 2023.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
97.1	Clawback policy
101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

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

First Financial Corporation

Date:	March 11, 2024	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 11, 2024
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 11, 2024
Mark Blade, Director

/s/ W. Curtis Brighton	March 11, 2024
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 11, 2024
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 11, 2024
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 11, 2024
Gregory L. Gibson, Director

/s/ Susan M. Jensen	March 11, 2024
Susan M. Jensen, Director

/s/ William R. Krieble	March 11, 2024
William R. Krieble, Director

/s/ Norman D. Lowery	March 11, 2024
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

/s/ Norman L. Lowery	March 11, 2024
Norman L. Lowery, Executive Chairman, Director

/s/ Tina J. Maher	March 11, 2024
Tina J. Maher, Director

/s/ Thomas C. Martin	March 11, 2024
Thomas C. Martin, Director

/s/ James O. McDonald	March 11, 2024
James O. McDonald, Director

/s/ Paul J. Pierson II	March 11, 2024
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 11, 2024
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 11, 2024
Richard J. Shagley, Director

/s/ William J. Voges	March 11, 2024
William J. Voges, Director

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.