Form 10-Q
period 2024-03-31
FIRST FINANCIAL CORP /IN/
filed 2024-05-08
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Yes ☐ No ☑.

As of May 1, 2024, the registrant had outstanding 11,814,093 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$69,231	$76,759
Federal funds sold	—	282
Securities available-for-sale	1,218,287	1,259,137
Loans:
Commercial	1,816,854	1,817,526
Residential	710,496	695,788
Consumer	657,299	646,758
	3,184,649	3,160,072
(Less) plus:
Net deferred loan (fees)/costs	7,334	7,749
Allowance for credit losses	(40,045)	(39,767)
	3,151,938	3,128,054
Restricted stock	15,371	15,364
Accrued interest receivable	23,851	24,877
Premises and equipment, net	66,830	67,286
Bank-owned life insurance	114,683	114,122
Goodwill	86,985	86,985
Other intangible assets	5,351	5,586
Other real estate owned	167	107
Other assets	99,921	72,587
TOTAL ASSETS	$4,852,615	$4,851,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$738,478	$750,335
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	109,228	92,921
Other interest-bearing deposits	3,257,397	3,246,812
	4,105,103	4,090,068
Short-term borrowings	88,873	67,221
Other borrowings	58,576	108,577
Other liabilities	79,297	57,304
TOTAL LIABILITIES	4,331,849	4,323,170
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,165,023 in 2024 and 16,137,220 in 2023; Outstanding shares - 11,814,093 in 2024 and 11,795,024 in 2023	2,015	2,014
Additional paid-in capital	144,391	144,152
Retained earnings	667,675	663,726
Accumulated other comprehensive loss	(138,110)	(127,087)
Less: Treasury shares at cost - 4,350,930 in 2024 and 4,342,196 in 2023	(155,205)	(154,829)
TOTAL SHAREHOLDERS’ EQUITY	520,766	527,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,852,615	$4,851,146

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$50,052	$44,595
Securities:
Taxable	5,931	6,236
Tax-exempt	2,603	2,598
Other	817	1,271
TOTAL INTEREST INCOME	59,403	54,700
INTEREST EXPENSE:
Deposits	17,731	9,527
Short-term borrowings	976	808
Other borrowings	1,776	30
TOTAL INTEREST EXPENSE	20,483	10,365
NET INTEREST INCOME	38,920	44,335
Provision for credit losses	1,800	1,800
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	37,120	42,535
NON-INTEREST INCOME:
Trust and financial services	1,333	1,317
Service charges and fees on deposit accounts	6,708	6,818
Other service charges and fees	223	204
Interchange income	179	47
Loan servicing fees	269	285
Gain on sales of mortgage loans	176	180
Other	543	524
TOTAL NON-INTEREST INCOME	9,431	9,375
NON-INTEREST EXPENSE:
Salaries and employee benefits	17,330	17,158
Occupancy expense	2,359	2,599
Equipment expense	4,144	3,299
FDIC Expense	662	787
Other	8,927	8,478
TOTAL NON-INTEREST EXPENSE	33,422	32,321
INCOME BEFORE INCOME TAXES	13,129	19,589
Provision for income taxes	2,205	3,609
NET INCOME	10,924	15,980
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(11,096)	14,238
Change in funded status of post retirement benefits, net of taxes	73	147
COMPREHENSIVE INCOME (LOSS)	$(99)	$30,365
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.93	$1.33
Weighted average number of shares outstanding (in thousands)	11,803	12,058

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2024, and 2023

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2023	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293
Net income	—	—	15,980	—	—	15,980
Other comprehensive income (loss)	—	—	—	14,385	—	14,385
Omnibus Equity Incentive Plan	—	223	—	—	—	223
Treasury shares purchased (8,304 shares)	—	—	—	—	(382)	(382)
Balance, March 31, 2023	$2,012	$143,408	$630,809	$(125,589)	$(145,141)	$505,499

Balance, January 1, 2024	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	10,924	—	—	10,924
Other comprehensive income (loss)	—	—	—	(11,023)	—	(11,023)
Omnibus Equity Incentive Plan	1	239	—	—	—	240
Treasury shares purchased (8,734 shares)	—	—	—	—	(376)	(376)
Cash dividends, $.45 per share	—	—	(5,316)	—	—	(5,316)
Balance, March 31, 2024	$2,015	$144,391	$667,675	$(138,110)	$(155,205)	$520,766

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,924	$15,980
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	1,204	1,275
Provision for credit losses	1,800	1,800
Depreciation and amortization	1,655	1,581
Restricted stock compensation	240	223
Gain on sale of mortgage loans	(176)	(180)
(Gain) Loss on sale of other real estate	(7)	4
Other, net	(3,204)	3,094
NET CASH FROM OPERATING ACTIVITIES	12,436	23,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	25,187	29,900
Purchases of securities available-for-sale	(4)	(22,911)
Loans made to customers, net of repayment	(25,567)	(14,020)
Net change in federal funds sold	282	(3,557)
Purchase of restricted stock	(7)	(6)
Proceeds from sales of other real estate owned	70	40
Additions to premises and equipment	(964)	(3,274)
NET CASH FROM INVESTING ACTIVITIES	(1,003)	(13,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	15,067	(203,260)
Net change in short-term borrowings	21,652	37,709
Dividends paid	(5,304)	(8,912)
Purchase of treasury stock	(376)	(382)
Proceeds from other borrowings	750,000	25,000
Maturities of other borrowings	(800,000)	—
NET CASH FROM FINANCING ACTIVITIES	(18,961)	(149,845)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,528)	(139,896)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,759	222,517
CASH AND DUE FROM BANKS, END OF PERIOD	$69,231	$82,621

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2024 and 2023 consolidated financial statements are unaudited. The December 31, 2023 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2023 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2023.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2024 and 2023, 27,803 and 22,228 shares were awarded, respectively. These shares had a grant date value of $1.0 million and $1.0 million for 2024 and 2023, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

2.    New accounting standards

Accounting Pronouncements Adopted:

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for the Corporation for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption is permitted. The Corporation adopted ASU 2022-03 January 1, 2024, and it had no impact on its consolidated financial statements and related disclosures.

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Corporation adopted ASU 2023-02 January 1, 2024 on a modified retrospective basis. As a result of the adoption, other assets was increased $19 million, other liabilities was increased $21 million, and retained earnings was decreased $1.7 million.

Recent Accounting Pronouncements:

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:		March 31, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
Provision for credit losses	271	(173)	1,767	(65)	1,800
Loans charged-off	(231)	(14)	(2,947)	—	(3,192)
Recoveries	275	93	1,302	—	1,670
Ending Balance	$13,579	$14,233	$11,919	$314	$40,045

Allowance for Credit Losses:		March 31, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	(54)	500	1,254	100	1,800
Loans charged-off	(306)	(79)	(3,991)	—	(4,376)
Recoveries	201	70	2,146	—	2,417
Ending Balance	$12,790	$15,059	$11,513	$258	$39,620

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$397	$14,290	$63
Farmland	—	1,219	1,201
Non Farm, Non Residential	—	1,145	697
Agriculture	—	935	893
All Other Commercial	—	1,021	1,004
Residential
First Liens	620	827	—
Home Equity	124	68	—
Junior Liens	209	111	—
Multifamily	20	429	373
All Other Residential	60	405	—
Consumer
Motor Vehicle	—	2,166	—
All Other Consumer	—	241	—
TOTAL	$1,430	$22,857	$4,231

	December 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$5	$13,971	$860
Farmland	—	1,221	1,201
Non Farm, Non Residential	—	995	1,011
Agriculture	—	1,147	1,103
All Other Commercial	—	1,046	1,027
Residential
First Liens	620	960	—
Home Equity	32	68	—
Junior Liens	239	67	—
Multifamily	47	543	373
All Other Residential	—	427	—
Consumer
Motor Vehicle	45	2,933	—
All Other Consumer	—	218	—
TOTAL	$988	$23,596	$5,575

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$643	$11,795
Farmland	1,622	—
Non Farm, Non Residential	3,563	—
Agriculture	—	893
All Other Commercial	1,003	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,585	$12,688

	December 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1,454	$12,056
Farmland	1,633	—
Non Farm, Non Residential	3,919	—
Agriculture	49	1,054
All Other Commercial	1,027	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,836	$13,110

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$1,434	$1,539	$7,791	$10,764	$559,950	$570,714
Farmland	398	—	1,201	1,599	130,209	131,808
Non Farm, Non Residential	—	111	—	111	534,606	534,717
Agriculture	17	—	930	947	127,631	128,578
All Other Commercial	759	—	—	759	462,159	462,918
Residential
First Liens	3,979	323	874	5,176	358,970	364,146
Home Equity	885	68	163	1,116	64,577	65,693
Junior Liens	439	240	266	945	57,613	58,558
Multifamily	570	96	394	1,060	200,862	201,922
All Other Residential	309	—	408	717	21,931	22,648
Consumer
Motor Vehicle	7,552	1,160	463	9,175	619,934	629,109
All Other Consumer	362	19	58	439	30,792	31,231
TOTAL	$16,704	$3,556	$12,548	$32,808	$3,169,234	$3,202,042

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$668	$488	$1,136	$2,292	$649,801	$652,093
Farmland	58	—	1,201	1,259	132,147	133,406
Non Farm, Non Residential	—	—	—	—	439,009	439,009
Agriculture	—	—	1,141	1,141	139,900	141,041
All Other Commercial	—	—	—	—	464,776	464,776
Residential
First Liens	2,841	816	924	4,581	354,711	359,292
Home Equity	360	188	71	619	65,191	65,810
Junior Liens	462	124	262	848	57,985	58,833
Multifamily	117	140	373	630	191,104	191,734
All Other Residential	554	—	47	601	21,961	22,562
Consumer
Motor Vehicle	12,491	1,754	761	15,006	602,442	617,448
All Other Consumer	397	102	13	512	31,857	32,369
TOTAL	$17,948	$3,612	$5,929	$27,489	$3,150,884	$3,178,373

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

The following table presents the amortized cost of loans and leases at March 31, 2024 that were both experiencing financial difficulty and modified during the twelve months ended March 31, 2024, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$138	$—	$25	0.04%
Junior Liens	—	—	28	—	—	—	0.05%
Consumer
Motor Vehicle	33	—	260	28	120	102	0.09%
TOTAL	$33	$—	$288	$166	$120	$127	0.02%

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	March 31, 2024

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Consumer
Motor Vehicle	$64	$	$	$64
TOTAL	$64	$—	$—	$64

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended March 31, 2024.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	2.11%	24
Junior Liens	—	—	36
Consumer
Motor Vehicle	52	2.74%	23
TOTAL	$52	2.41%	24

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$2	$	$64	$2
TOTAL	$2	$—	$64	$2

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		March 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$36,823	$44,296	$116,256	$76,514	$38,558	$105,365	$89,655	$507,467
	Special Mention	—	14,605	762	9,780	3,392	1,205	2,299	$32,043
	Substandard	2,431	1,235	4,360	9,522	145	6,941	—	$24,634
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	542	1,263	1,181	619	360	166	—	$4,131
	Subtotal	$39,796	$61,399	$122,559	$96,435	$42,455	$113,677	$91,954	$568,275

	Current period gross charge-offs	$-	$-	$-	$-	$5	$22	$-	$27

Farmland	Pass	$4,521	$20,668	$15,738	$19,867	$7,911	$57,576	$214	$126,495
	Special Mention	—	—	—	3	—	1,062	—	$1,065
	Substandard	—	—	—	—	40	2,129	—	$2,169
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$4,521	$20,668	$15,738	$19,870	$7,951	$60,781	$214	$129,743

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$37,395	$79,071	$136,474	$100,219	$22,866	$140,335	$5,983	$522,343
	Special Mention	—	—	718	985	—	835	—	$2,538
	Substandard	662	59	189	—	—	6,560	—	$7,470
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	673	64	—	$737
	Subtotal	$38,057	$79,130	$137,381	$101,204	$23,539	$147,794	$5,983	$533,088

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$3,737	$9,424	$10,522	$5,945	$5,669	$22,708	$61,669	$119,674
	Special Mention	—	—	86	—	5	602	3,543	$4,236
	Substandard	—	—	55	—	—	904	—	$959
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	42	29	31	25	—	$127
	Subtotal	$3,737	$9,424	$10,705	$5,974	$5,705	$24,239	$65,212	$124,996

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$6,151	$30,204	$104,099	$106,110	$93,055	$107,236	$9,170	$456,025
	Special Mention	—	—	—	—	2,439	812	—	$3,251
	Substandard	—	—	1,003	15	—	—	—	$1,018
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	11	—	—	447	—	$458
	Subtotal	$6,151	$30,204	$105,113	$106,125	$95,494	$108,495	$9,170	$460,752

	Current period gross charge-offs	$104	$100	$-	$-	$-	$-	$-	$204

Residential
Multifamily >5 Residential	Pass	$—	$42,594	$66,593	$31,781	$22,389	$28,140	$426	$191,923
	Special Mention	—	—	235	—	354	6,465	—	$7,054
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	1,096	—	690	—	$1,786
	Subtotal	$—	$42,594	$66,828	$32,877	$22,743	$35,668	$426	$201,136

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$88,627	$226,257	$449,682	$340,436	$190,448	$461,360	$167,117	$1,923,927
	Special Mention	—	14,605	1,801	10,768	6,190	10,981	5,842	$50,187
	Substandard	3,093	1,294	5,607	9,537	185	16,907	—	$36,623
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	542	1,263	1,234	1,744	1,064	1,406	—	$7,253
		$92,262	$243,419	$458,324	$362,485	$197,887	$490,654	$172,959	$2,017,990

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$80,873	$131,522	$112,811	$47,445	$44,257	$100,872	$81,551	$599,331
	Special Mention	6	221	10,025	3,442	323	866	2,715	$17,598
	Substandard	3,620	4,734	1,842	981	1,789	5,354	7,932	$26,252
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,352	847	431	144	93	—	$6,343
	Subtotal	$87,975	$137,829	$125,525	$52,299	$46,513	$107,185	$92,198	$649,524

	Current period gross charge-offs	$8	$72	$40	$78	$24	$49	$-	$271

Farmland	Pass	$21,232	$16,025	$20,794	$8,310	$8,790	$52,357	$287	$127,795
	Special Mention	—	—	4	—	363	710	—	$1,077
	Substandard	—	—	—	41	309	1,370	—	$1,720
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$21,232	$16,025	$20,798	$8,351	$9,462	$54,451	$287	$130,606

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$73,740	$123,319	$69,477	$23,965	$22,550	$106,752	$7,606	$427,409
	Special Mention	—	732	995	—	845	—	—	$2,572
	Substandard	102	—	—	—	479	6,356	—	$6,937
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	678	—	65	—	$743
	Subtotal	$73,842	$124,051	$70,472	$24,643	$23,874	$113,173	$7,606	$437,661

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$10,764	$11,299	$6,614	$6,118	$7,443	$25,678	$64,476	$132,392
	Special Mention	—	86	—	8	—	605	3,618	$4,317
	Substandard	—	55	—	—	50	1,067	—	$1,172
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	51	31	35	24	—	—	$141
	Subtotal	$10,764	$11,491	$6,645	$6,161	$7,517	$27,350	$68,094	$138,022

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$27,401	$105,046	$104,307	$94,029	$4,774	$112,159	$9,177	$456,893
	Special Mention	—	—	—	2,478	—	830	—	$3,308
	Substandard	—	1,027	16	—	—	—	—	$1,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	12	—	—	—	457	—	$469
	Subtotal	$27,401	$106,085	$104,323	$96,507	$4,774	$113,446	$9,177	$461,713

	Current period gross charge-offs	$675	$-	$-	$-	$20	$-	$-	$695

Residential
Multifamily >5 Residential	Pass	$34,551	$62,845	$32,273	$22,590	$6,397	$23,215	$382	$182,253
	Special Mention	—	—	—	357	—	6,571	—	$6,928
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,102	—	—	251	—	$1,353
	Subtotal	$34,551	$62,845	$33,375	$22,947	$6,397	$30,410	$382	$190,907

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$248,561	$450,056	$346,276	$202,457	$94,211	$421,033	$163,479	$1,926,073
	Special Mention	6	1,039	11,024	6,285	1,531	9,582	6,333	$35,800
	Substandard	3,722	5,816	1,858	1,022	2,627	14,520	7,932	$37,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,415	1,980	1,144	168	880	—	$9,063
		$255,765	$458,326	$361,138	$210,908	$98,537	$446,015	$177,744	$2,008,433

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

		March 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$12,945	$49,273	$70,240	$63,845	$35,147	$128,738	$1,148	$361,336
	Non-performing	—	—	251	—	65	1,307	—	$1,623
	Subtotal	$12,945	$49,273	$70,491	$63,845	$35,212	$130,045	$1,148	$362,959

	Current period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Home Equity	Performing	$—	$61	$45	$—	$7	$1,456	$63,704	$65,273
	Non-performing	—	—	68	—	17	54	51	$190
	Subtotal	$—	$61	$113	$—	$24	$1,510	$63,755	$65,463

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$2,654	$14,561	$14,691	$7,813	$5,235	$11,490	$1,623	$58,067
	Non-performing	—	—	41	41	102	135	—	$319
	Subtotal	$2,654	$14,561	$14,732	$7,854	$5,337	$11,625	$1,623	$58,386

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Residential	Performing	$224	$8,087	$8,659	$2,999	$408	$1,525	$185	$22,087
	Non-performing	—	—	—	59	—	406	—	$465
	Subtotal	$224	$8,087	$8,659	$3,058	$408	$1,931	$185	$22,552

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$68,820	$249,124	$195,414	$61,139	$39,299	$10,326	$—	$624,122
	Non-performing	—	222	797	501	473	118	—	$2,111
	Subtotal	$68,820	$249,346	$196,211	$61,640	$39,772	$10,444	$—	$626,233

	Current period gross charge-offs	$-	$680	$1,285	$633	$185	$43	$-	$2,826

Other Consumer	Performing	$2,948	$10,821	$5,734	$3,243	$1,889	$1,210	$4,968	$30,813
	Non-performing	—	36	44	121	32	8	12	$253
	Subtotal	$2,948	$10,857	$5,778	$3,364	$1,921	$1,218	$4,980	$31,066

	Current period gross charge-offs	$-	$46	$25	$3	$7	$5	$35	$121

Total	Performing	$87,591	$331,927	$294,783	$139,039	$81,985	$154,745	$71,628	$1,161,698
	Non-performing	—	258	1,201	722	689	2,028	63	$4,961
Total other loans		$87,591	$332,185	$295,984	$139,761	$82,674	$156,773	$71,691	$1,166,659

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$49,146	$70,952	$65,232	$36,751	$15,185	$118,087	$1,066	$356,419
	Non-performing	—	121	—	65	57	1,504	—	$1,747
	Subtotal	$49,146	$71,073	$65,232	$36,816	$15,242	$119,591	$1,066	$358,166

	Current period gross charge-offs	$-	$-	$-	$-	$-	$167	$-	$167

Home Equity	Performing	$61	$68	$—	$7	$378	$866	$64,102	$65,482
	Non-performing	—	22	—	17	—	60	—	$99
	Subtotal	$61	$90	$—	$24	$378	$926	$64,102	$65,581

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$15,050	$15,431	$8,248	$5,557	$4,280	$8,094	$1,698	$58,358
	Non-performing	—	53	45	104	—	103	—	$305
	Subtotal	$15,050	$15,484	$8,293	$5,661	$4,280	$8,197	$1,698	$58,663

	Current period gross charge-offs	$-	$-	$-	$-	$24	$24	$-	$48

Other Residential	Performing	$6,432	$9,477	$3,100	$421	$641	$1,511	$415	$21,997
	Non-performing	—	—	46	—	390	38	—	$474
	Subtotal	$6,432	$9,477	$3,146	$421	$1,031	$1,549	$415	$22,471

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer
Motor Vehicle	Performing	$264,933	$215,125	$70,926	$46,939	$12,038	$2,177	$—	$612,138
	Non-performing	232	973	520	532	134	30	—	$2,421
	Subtotal	$265,165	$216,098	$71,446	$47,471	$12,172	$2,207	$—	$614,559

	Current period gross charge-offs	$841	$7,722	$3,101	$1,448	$499	$174	$-	$13,785

Other Consumer	Performing	$12,561	$6,895	$3,778	$2,189	$659	$692	$5,203	$31,977
	Non-performing	—	20	145	39	17	—	1	$222
	Subtotal	$12,561	$6,915	$3,923	$2,228	$676	$692	$5,204	$32,199

	Current period gross charge-offs	$61	$213	$61	$37	$3	$5	$149	$529

Total	Performing	$348,183	$317,948	$151,284	$91,864	$33,181	$131,427	$72,484	$1,146,371
	Non-performing	232	1,189	756	757	598	1,735	1	$5,268
Total other loans		$348,415	$319,137	$152,040	$92,621	$33,779	$133,162	$72,485	$1,151,639

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$100,710	$3	$(12,599)	$88,114
Mortgage Backed Securities - residential	638,535	9	(92,745)	545,799
Mortgage Backed Securities - commercial	7,880	—	(483)	7,397
Collateralized mortgage obligations	204,572	—	(29,145)	175,427
State and municipal obligations	393,628	756	(30,635)	363,749
Municipal taxable	39,869	—	(5,868)	34,001
U.S. Treasury	917	—	(5)	912
Collateralized debt obligations	—	2,888	—	2,888
TOTAL	$1,386,111	$3,656	$(171,480)	$1,218,287

	December 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$102,978	$4	$(11,542)	$91,440
Mortgage Backed Securities-residential	653,507	53	(83,675)	569,885
Mortgage Backed Securities-commercial	7,919	—	(436)	7,483
Collateralized mortgage obligations	209,398	6	(28,575)	180,829
State and municipal obligations	397,413	1,407	(28,009)	370,811
Municipal taxable	39,872	12	(5,599)	34,285
U.S. Treasury	1,411	—	(9)	1,402
Collateralized debt obligations	—	3,002	—	3,002
TOTAL	$1,412,498	$4,484	$(157,845)	$1,259,137

Contractual maturities of debt securities at March 31, 2024 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,551	$8,446
Due after one but within five years	43,363	41,503
Due after five but within ten years	109,167	105,859
Due after ten years	374,043	333,856
	535,124	489,664
Mortgage-backed securities and collateralized mortgage obligations	850,987	728,623
TOTAL	$1,386,111	$1,218,287

There were no gross gains and losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2024. For the three months ended March 31, 2023 there were no gross gains and losses on sales/calls of investment securities.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,204	$(107)	$84,538	$(12,492)	$87,742	$(12,599)
Mortgage Backed Securities - Residential	12,148	(171)	532,937	(92,574)	545,085	(92,745)
Mortgage Backed Securities - Commercial	—	—	7,397	(483)	7,397	(483)
Collateralized mortgage obligations	15,509	(423)	159,918	(28,722)	175,427	(29,145)
State and municipal obligations	62,809	(375)	228,942	(30,260)	291,751	(30,635)
Municipal taxable	1,311	(4)	31,690	(5,864)	33,001	(5,868)
U.S. Treasury	912	(5)	—	—	912	(5)
Total temporarily impaired securities	$95,893	$(1,085)	$1,045,422	$(170,395)	$1,141,315	$(171,480)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,757	$(73)	$87,291	$(11,469)	$91,048	$(11,542)
Mortgage Backed Securities - Residential	3,810	(41)	556,414	(83,634)	560,224	(83,675)
Mortgage Backed Securities - Commercial	—	—	7,483	(436)	7,483	(436)
Collateralized mortgage obligations	12,981	(303)	164,871	(28,272)	177,852	(28,575)
State and municipal obligations	45,154	(319)	212,022	(27,690)	257,176	(28,009)
Municipal taxable	—	—	31,958	(5,599)	31,958	(5,599)
U.S. Treasury	1,402	(9)	—	—	1,402	(9)
Total temporarily impaired securities	$67,104	$(745)	$1,060,039	$(157,100)	$1,127,143	$(157,845)

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

Gross unrealized losses on investment securities were $171.5 million as of March 31, 2024 and $157.8 million as of December 31, 2023. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2024	2023
Beginning balance	$2,974	$2,974
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $29.7 million at March 31, 2024 and $7.8 million at December 31, 2023. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $23.1 million at March 31, 2024. The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $195 thousand during the three months ended March 31, 2024, and $195 thousand during the three months ended March 31, 2023, which was included within other noninterest expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits form its investment in affordable housing tax credits of $363 thousand during the three months ended March 31, 2024, and $425 thousand during the three months ended March 31, 2023.

6.    Fair Value

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

	March 31, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$88,114	$—	$88,114
Mortgage Backed Securities-residential	—	545,799	—	545,799
Mortgage Backed Securities-commercial	—	7,397	—	7,397
Collateralized mortgage obligations	—	175,427	—	175,427
State and municipal	—	362,944	805	363,749
Municipal taxable	—	34,001	—	34,001
U.S. Treasury	—	912	—	912
Collateralized debt obligations	—	—	2,888	2,888
TOTAL	$—	$1,214,594	$3,693	$1,218,287
Derivative Assets		3,095
Derivative Liabilities		(3,095)

	December 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,440	$—	$91,440
Mortgage Backed Securities-residential	—	569,885	—	569,885
Mortgage Backed Securities-commercial	—	7,483	—	7,483
Collateralized mortgage obligations	—	180,829	—	180,829
State and municipal	—	369,631	1,180	370,811
Municipal taxable	—	34,285	—	34,285
U.S. Treasury	—	1,402	—	1,402
Collateralized debt obligations	—	—	3,002	3,002
TOTAL	$—	$1,254,955	$4,182	$1,259,137
Derivative Assets		2,878
Derivative Liabilities		(2,878)

There were no transfers between Level 1 and Level 2 during 2024 and 2023.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and the year ended December 31, 2023.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,180	$3,002	$4,182
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(114)	(114)
Transfers	—	—	—
Settlements	(375)	—	(375)
Ending balance, March 31	$805	$2,888	$3,693

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2023
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,545	$2,986	$4,531
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	16	16
Purchases	—	—	—
Settlements	(365)	—	(365)
Ending balance, December 31	$1,180	$3,002	$4,182

Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2024 with a value of $167 thousand was reduced by $57 thousand for fair value adjustment. At March 31, 2024 other real estate owned was comprised of $84 thousand from commercial loans and $83 thousand from residential loans. Other real estate owned at December 31, 2023 with a value of $107 thousand was reduced by $57 thousand for fair value adjustment. At December 31, 2023 other real estate owned was comprised of $26 thousand from commercial loans and $81 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 10% to 100% with an average discount of 39%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,888	Discounted cash flow	Discount rate	7.32%
Collateral dependent loans	$10,343	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$3,002	Discounted cash flow	Discount rate	7.36%
Collateral dependent loans	11,306	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at March 31, 2024 and December 31, 2023, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$69,231	$25,420	$43,811	$—	$69,231
Federal funds sold	—	—	—	—	—
Securities available-for-sale	1,218,287	—	1,214,594	3,693	1,218,287
Restricted stock	15,371	n/a	n/a	n/a	n/a
Loans, net	3,151,938	—	—	3,016,655	3,016,655
Accrued interest receivable	23,851	—	6,608	17,243	23,851
Deposits	(4,105,103)	—	(4,102,762)	—	(4,102,762)
Short-term borrowings	(88,873)	—	(88,873)	—	(88,873)
Other borrowings	(58,576)	—	(58,510)	—	(58,510)
Accrued interest payable	(3,142)	—	(3,142)	—	(3,142)

	December 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$76,759	$25,467	$51,292	$—	$76,759
Federal funds sold	282	—	282	—	282
Securities available-for-sale	1,259,137	—	1,254,955	4,182	1,259,137
Restricted stock	15,364	n/a	n/a	n/a	n/a
Loans, net	3,128,054	—	—	3,025,621	3,025,621
Accrued interest receivable	24,877	—	6,755	18,122	24,877
Deposits	(4,090,068)	—	(4,094,552)	—	(4,094,552)
Short-term borrowings	(67,221)	—	(67,221)	—	(67,221)
Other borrowings	(108,577)	—	(108,496)	—	(108,496)
Accrued interest payable	(2,588)	—	(2,588)	—	(2,588)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	March 31, 2024	December 31, 2023
Federal Funds Purchased	$51,450	$27,300
Repurchase Agreements	37,423	39,921
	$88,873	$67,221

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

March 31, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$31,558	$300	$2,665	$2,900	$37,423

December 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$32,319	$300	$3,637	$3,665	$39,921

Other borrowings:

Other borrowings at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollar amounts in thousands)	March 31, 2024	December 31, 2023
FHLB advances	$58,576	$108,577
TOTAL	$58,576	$108,577

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended March 31,

2025	$53,612
2026	4,964
2027	—
2028	—
2029	—
Thereafter	—
$58,576

At March 31, 2024 and December 31, 2023, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $58.6 million of advances from the FHLB at March 31, 2024, and $108.6 million of advances at December 31, 2023. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
			Post-Retirement
	Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2024	2023	2024	2023
Service cost	$141	$157	$4	$5
Interest cost	947	956	34	38
Expected return on plan assets	(1,051)	(970)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	109	188	(20)	(13)
Net Periodic Benefit Cost	$146	$331	$18	$30

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2023 that it expected to contribute $3.9 million and $604 thousand respectively to its Pension Plan and ESOP and $249 thousand to the Post Retirement Health Benefits Plan in 2024. No contributions have been made to the Pension Plan thus far in 2024. Contributions of $80 thousand have been made through the first three months of 2024 for the Post Retirement Health Benefits plan. No contributions have been made in 2024 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2024 and 2023 there has been $744 thousand and $608 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three months ended March 31, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2024	2023
Non-interest income
Service charges on deposits and debit card fee income	$6,708	$6,818
Asset management fees	1,333	1,317
Interchange income	179	47
Net gains on sales of loans (a)	176	180
Loan servicing fees (a)	269	285
Other service charges and fees (a)	223	204
Other (b)	543	524
Total non-interest income	$9,431	$9,375
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2024 and March 31, 2023, totaling $7 thousand and $6 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

10.   Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2024 and 2023.

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	(11,096)	—	(11,096)
Amounts reclassified from accumulated other comprehensive income	—	73	73
Net current period other comprehensive income (loss)	(11,096)	73	(11,023)
Ending balance, March 31,	$(129,096)	$(9,014)	$(138,110)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	14,238	—	14,238
Amounts reclassified from accumulated other comprehensive income	—	147	147
Net current period other comprehensive income (loss)	14,238	147	14,385
Ending balance, March 31,	$(114,658)	$(10,931)	$(125,589)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	3/31/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$(11,010)	$(131,262)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(86)	2,166
Total unrealized gain (loss) on securities available-for-sale	$(118,000)	$(11,096)	$(129,096)
Unrealized gain (loss) on retirement plans	(9,087)	73	(9,014)
TOTAL	$(127,087)	$(11,023)	$(138,110)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	3/31/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$14,291	$(116,844)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	(53)	2,186
Total unrealized income (loss) on securities available-for-sale	$(128,896)	$14,238	$(114,658)
Unrealized gain (loss) on retirement plans	(11,078)	147	(10,931)
TOTAL	$(139,974)	$14,385	$(125,589)

Three Months Ended March 31, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(97)	(a)	Salary and benefits
retirement plan items	24		Income tax expense
	$(73)		Net of tax
Total reclassifications for the period	$(73)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended March 31, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(196)	(a)	Salary and benefits
retirement plan items	49		Income tax expense
	$(147)		Net of tax
Total reclassifications for the period	$(147)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

11.   Leases

The Corporation leases certain branches under operating leases. At March 31, 2024, the Corporation had lease liabilities totaling $5,676,000 and right-of-use assets totaling $5,608,000 related to these leases. At December 31, 2023, the Corporation had lease liabilities totaling $5,456,000 and right-of-use assets totaling $5,392,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2024, the weighted average remaining lease term for operating leases was 8.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.29%.

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

Lease costs were as follows:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2024
Operating lease cost	$257
Short-term lease cost	29
Variable lease cost	6
Total lease cost	$292

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	242
Right-of-use assets obtained in exchange for new operating lease liabilities	429

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024 were as follows:

(Dollar amounts in thousands)	March 31, 2024
Twelve Months Ended March 31,
2025	$984
2026	943
2027	878
2028	869
2029	643
Thereafter	2,106
Total Future Minimum Lease Payments	6,423
Amounts Representing Interest	(747)
Present Value of Net Future Minimum Lease Payments	$5,676

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2023 in the 10-K filed for the fiscal year ended December 31, 2023.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2023, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2023 Form 10-K.

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

The ACL and allowance for unfunded commitments were $40.0 million and $2.0 million, respectively at March 31, 2024, compared to $39.8 million and $2.0 million, respectively at December 31, 2023. The qualitative amount of the reserve decreased $638 thousand to $10.3 million. The quantitative amount is $29.4 million at March 31, 2024, compared to $28.4 million at December 31, 2023. There was no change in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended March 31, 2024 was $10.9 million, compared to $16.0 million for the same period in 2023. Basic earnings per share decreased to $0.93 for the first quarter of 2024 compared to $1.33 for the same period in 2023. Return on average assets and return on average equity were 0.91% and 8.36% respectively, for the three months ended March 31, 2024 compared to 1.32% and 13.10% for the three months ended March 31, 2023.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 26.5% of assets at March 31, 2024. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.56% of total assets as of March 31, 2024 and net charge-offs of 0.19% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The Corporation will continue its safe and sound banking practices, but the continuing impact of the 2023 crisis and further extent on the Corporation’s operations and financial results for the remainder of 2024 is uncertain and cannot be predicted.

On November 13, 2023, First Financial Corporation, an Indiana corporation ("FFC"), First Financial Bank, National Association, a national banking association and wholly-owned subsidiary of FFC (“First Financial Bank”), and SimplyBank., a Tennessee-chartered commercial bank (“SimplyBank”), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, FFC will form an interim national banking association as a wholly-owned subsidiary, which will merge with and into SimplyBank, with SimplyBank as the surviving entity (the "Interim Merger"). Immediately following the Interim Merger, SimplyBank will merge with and into First Financial Bank, with First Financial Bank as the surviving entity (the "Bank Merger," and together with the Interim Merger, the "Transactions").

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $5.4 million in the three months ended March 31, 2024 to $38.9 million from $44.3 million in the same period in 2023. The net interest margin for the three months ended March 31, 2024 is 3.53% compared to 3.96% for the same period in 2023, a 10.83% decrease.

The increase in yields on net loans and leases of 49 basis points is the primary contributor to the improved yield on average earning assets for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, which was due to market conditions as a result of Federal Reserve interest rate increases. Comparing the three months ended March 31, 2024 to the three months ended March 31, 2023, the effective rate paid on average interest-bearing deposits increased 101 basis points, due to rate competition in the market. For the same period discussed above, interest paid on other borrowings increased 148 basis points due to higher borrowing rates.

Non-Interest Income

Non-interest income for the three months ended March 31, 2024 was $9.4 million unchanged from the first quarter 2023.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2024 was $33.4 million compared to $32.3 million for the same period in 2023.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended March 31, 2024, was $1.8 million, unchanged from the first quarter of 2023. Net charge-offs for the first quarter of 2024 were $1.5 million compared to net charge-offs of $2.0 million for the same period of 2023. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first quarter 2024, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2024 was 16.79% compared to 18.42% for the same period in 2023. Pretax income for the first three months in 2023 was significantly higher than pretax income for first three months in 2024. Since our permanent differences remained similar, income was the driving factor for the decrease in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $24.3 million at March 31,

2024 compared to $24.6 million at December 31, 2023. Nonperforming loans increased 100.8% compared to $12.1 million as of March 31, 2023, primarily driven by the addition of one credit placed on non-accrual in fourth quarter 2023.

A summary of non-performing loans at March 31, 2024 and December 31, 2023 follows:

	(000's)
	March 31, 2024	December 31, 2023
Non-accrual loans	$22,857	$23,596
Accruing loans past due over 90 days	1,395	960
	$24,252	$24,556

Ratio of the allowance for credit losses as a percentage of non-performing loans	165.1%	161.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	March 31, 2024	December 31, 2023
Non-accrual loans
Commercial loans	$18,610	$18,380
Residential loans	1,840	2,065
Consumer loans	2,407	3,151
	$22,857	$23,596
Past due 90 days or more
Commercial loans	$395	$4
Residential loans	1,000	911
Consumer loans	—	45
	$1,395	$960

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2024. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 2.23% over the next 12 months and increase 0.31% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 5.71% over the next 12 months and increase 2.73% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	7.99%	(1.15)%	(11.51)%
Down 200	6.79	0.89	(6.07)
Down 100	5.71	2.73	(0.83)
Up 100	(2.23)	0.31	3.29
Up 200	(7.91)	(2.99)	3.27
Up 300	(11.82)	(4.34)	5.23

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $10.5 million of investments that mature throughout the next 12 months. The Corporation also anticipates $111.6 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $16.6 million in securities to be called within the next 12 months. The Corporation also has $250.5 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $212.8 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2024 to year-ended December 31, 2023, loans net of deferred loan costs, have increased $24 million to $3.2 billion. Deposits increased 0.37% to $4.1 billion at March 31, 2024 compared to December 31, 2023. Other borrowings decreased $50 million to $58.6 million at March 31, 2024 compared to December 31, 2023. Shareholders’ equity decreased 1.37% or $7.2 million. This financial performance decreased book value per share 1.52% to $44.08 at March 31, 2024 from $44.76 at December 31, 2023. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss decreased $11.0 million primarily due to the market value of the securities portfolio, which reflected the decrease in securities pricing.

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

	March 31, 2024	December 31, 2023	To Be Well Capitalized
Common equity tier 1 capital
Corporation	14.69%	14.76%	N/A
First Financial Bank	13.94%	13.84%	—%
Total risk-based capital
Corporation	15.73%	15.80%	N/A
First Financial Bank	14.99%	14.89%	—%
Tier I risk-based capital
Corporation	14.69%	14.76%	N/A
First Financial Bank	13.94%	13.84%	—%
Tier I leverage capital
Corporation	12.02%	12.14%	N/A
First Financial Bank	10.91%	10.73%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2024 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2023 Form 10-K filed for December 31, 2023.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2024	—	—	—	—
February 1-29, 2024	—	—	—	—
March 1-31, 2024	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended March 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.1*	Employment Agreement for Norman L. Lowery, dated and effective January 1, 2024, incorporated by reference to Exhibit 10.01 of the Corporation’s Form 8-K filed on October 20, 2023.
10.2*	2001 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed for the quarter ended September 30, 2002.
10.5*	2005 Long-Term Incentive Plan of First Financial Corporation, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 8-K filed on September 4, 2007.
10.6*	2005 Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of the Corporation’s Form 8-K filed on September 4, 2007.
10.7*	2005 Executives Supplemental Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 8-K filed on September 4, 2007.
10.9*	First Financial Corporation 2010 Long-Term Incentive Compensation Plan incorporated by reference to Exhibit 10. 9 of the Corporation’s Form 10-K filed March 15, 2011.
10.10*	First Financial Corporation 2011 Short-Term Incentive Compensation Plan incorporated by reference to Exhibit 10.10 of the Corporation’s Form 10-K filed March 15, 2011.
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

10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2024, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed October 20, 2023.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 by Principal Executive Officer, dated May 8, 2024.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 by Principal Financial Officer, dated May 8, 2024.
32.1

Certification, dated May 8, 2024, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2024.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2024, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2024	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: May 8, 2024	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)