Form 10-Q
period 2024-06-30
FIRST FINANCIAL CORP /IN/
filed 2024-08-07
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☑.

As of August 1, 2024, the registrant had outstanding 11,814,093 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$75,073	$76,759
Federal funds sold	24,000	282
Securities available-for-sale	1,205,751	1,259,137
Loans:
Commercial	1,782,646	1,817,526
Residential	748,044	695,788
Consumer	666,130	646,758
	3,196,820	3,160,072
(Less) plus:
Net deferred loan (fees)/costs	7,189	7,749
Allowance for credit losses	(38,334)	(39,767)
	3,165,675	3,128,054
Restricted stock	15,378	15,364
Accrued interest receivable	23,733	24,877
Premises and equipment, net	65,750	67,286
Bank-owned life insurance	114,767	114,122
Goodwill	86,985	86,985
Other intangible assets	5,116	5,586
Other real estate owned	170	107
Other assets	108,670	72,587
TOTAL ASSETS	$4,891,068	$4,851,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$748,495	$750,335
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	112,679	92,921
Other interest-bearing deposits	3,271,153	3,246,812
	4,132,327	4,090,068
Short-term borrowings	38,211	67,221
Other borrowings	108,575	108,577
Other liabilities	81,285	57,304
TOTAL LIABILITIES	4,360,398	4,323,170
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,165,023 in 2024 and 16,137,220 in 2023; Outstanding shares - 11,814,093 in 2024 and 11,795,024 in 2023	2,016	2,014
Additional paid-in capital	144,632	144,152
Retained earnings	673,728	663,726
Accumulated other comprehensive loss	(134,501)	(127,087)
Less: Treasury shares at cost - 4,350,930 in 2024 and 4,342,196 in 2023	(155,205)	(154,829)
TOTAL SHAREHOLDERS’ EQUITY	530,670	527,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,891,068	$4,851,146

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$51,459	$46,479	$101,511	$91,074
Securities:
Taxable	5,833	6,231	11,764	12,467
Tax-exempt	2,601	2,678	5,204	5,276
Other	878	841	1,695	2,112
TOTAL INTEREST INCOME	60,771	56,229	120,174	110,929
INTEREST EXPENSE:
Deposits	19,694	11,957	37,425	21,484
Short-term borrowings	959	1,294	1,935	2,102
Other borrowings	824	791	2,600	821
TOTAL INTEREST EXPENSE	21,477	14,042	41,960	24,407
NET INTEREST INCOME	39,294	42,187	78,214	86,522
Provision for credit losses	2,966	1,800	4,766	3,600
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	36,328	40,387	73,448	82,922
NON-INTEREST INCOME:
Trust and financial services	1,318	1,185	2,652	2,502
Service charges and fees on deposit accounts	6,730	7,054	13,437	13,872
Other service charges and fees	286	196	509	400
Interchange income	135	—	314	47
Loan servicing fees	414	264	683	549
Gain on sales of mortgage loans	299	311	475	490
Other	723	1,443	1,266	1,968
TOTAL NON-INTEREST INCOME	9,905	10,453	19,336	19,828
NON-INTEREST EXPENSE:
Salaries and employee benefits	17,380	16,946	34,710	34,104
Occupancy expense	2,201	2,132	4,560	4,731
Equipment expense	4,312	3,525	8,456	6,824
FDIC Expense	501	577	1,163	1,364
Other	8,257	8,166	17,184	16,644
TOTAL NON-INTEREST EXPENSE	32,651	31,346	66,073	63,667
INCOME BEFORE INCOME TAXES	13,582	19,494	26,711	39,083
Provision for income taxes	2,213	3,507	4,418	7,116
NET INCOME	11,369	15,987	22,293	31,967
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	3,535	(15,808)	(7,561)	(1,570)
Change in funded status of post retirement benefits, net of taxes	74	147	147	294
COMPREHENSIVE INCOME	$14,978	$326	$14,879	$30,691
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.96	$1.33	$1.89	$2.66
Weighted average number of shares outstanding (in thousands)	11,814	12,022	11,809	12,040

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2023	$2,012	$143,408	$630,809	$(125,589)	$(145,141)	$505,499
Net income	—	—	15,987	—	—	15,987
Other comprehensive income (loss)	—	—	—	(15,661)	—	(15,661)
Omnibus Equity Incentive Plan	1	224	—	—	—	225
Treasury shares purchased (82,903 shares)	—	—	—	—	(2,691)	(2,691)
Cash dividends, $.54 per share	—	—	(6,471)	—	—	(6,471)
Balance, June 30, 2023	$2,013	$143,632	$640,325	$(141,250)	$(147,832)	$496,888

Balance, April 1, 2024	$2,015	$144,391	$667,675	$(138,110)	$(155,205)	$520,766
Net income	—	—	11,369	—	—	11,369
Other comprehensive income (loss)	—	—	—	3,609	—	3,609
Omnibus Equity Incentive Plan	1	241	—	—	—	242
Cash dividends, $.45 per share	—	—	(5,316)	—	—	(5,316)
Balance, June 30, 2024	$2,016	$144,632	$673,728	$(134,501)	$(155,205)	$530,670

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2023	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293
Net income	—	—	31,967	—	—	31,967
Other comprehensive income (loss)	—	—	—	(1,276)	—	(1,276)
Omnibus Equity Incentive Plan	1	447	—	—	—	448
Treasury shares purchased (91,207 shares)	—	—	—	—	(3,073)	(3,073)
Cash dividends, $.54 per share	—	—	(6,471)	—	—	(6,471)
Balance, June 30, 2023	$2,013	$143,632	$640,325	$(141,250)	$(147,832)	$496,888

Balance, January 1, 2024	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	22,293	—	—	22,293
Other comprehensive income (loss)	—	—	—	(7,414)	—	(7,414)
Omnibus Equity Incentive Plan	2	480	—	—	—	482
Treasury shares purchased (8,734 shares)	—	—	—	—	(376)	(376)
Cash dividends, $.90 per share	—	—	(10,632)	—	—	(10,632)
Balance, June 30, 2024	$2,016	$144,632	$673,728	$(134,501)	$(155,205)	$530,670

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,293	$31,967
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	2,411	2,550
Provision for credit losses	4,766	3,600
Depreciation and amortization	3,308	3,250
Restricted stock compensation	482	448
Gain on sale of mortgage loans	(475)	(490)
(Gain) Loss on sale of other real estate	(62)	14
Other, net	(11,510)	(3,613)
NET CASH FROM OPERATING ACTIVITIES	21,213	37,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	50,182	56,322
Purchases of securities available-for-sale	(8,615)	(29,653)
Loans made to customers, net of repayment	(42,002)	(69,656)
Net change in federal funds sold	(23,718)	9,011
Purchase of restricted stock	(14)	(13)
Proceeds from sales of other real estate owned	268	217
Additions to premises and equipment	(1,302)	(3,595)
NET CASH FROM INVESTING ACTIVITIES	(25,201)	(37,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	42,308	(305,309)
Net change in short-term borrowings	(29,010)	57,984
Dividends paid	(10,620)	(15,383)
Purchase of treasury stock	(376)	(3,073)
Proceeds from other borrowings	1,150,000	680,000
Maturities of other borrowings	(1,150,000)	(555,000)
NET CASH FROM FINANCING ACTIVITIES	2,302	(140,781)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,686)	(140,422)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,759	222,517
CASH AND DUE FROM BANKS, END OF PERIOD	$75,073	$82,095

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2024 and 2023 consolidated financial statements are unaudited. The December 31, 2023 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2023 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2023.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the six months ended 2024 and 2023, 27,803 and 22,228 shares were awarded, respectively. These shares had a grant date value of $1.0 million and $1.0 million for 2024 and 2023, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended June 30.

Allowance for Credit Losses:		June 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,579	$14,233	$11,919	$314	$40,045
Provision for credit losses	1,811	93	1,367	(305)	2,966
Loans charged-off	(3,548)	(42)	(2,501)	—	(6,091)
Recoveries	173	40	1,201	—	1,414
Ending Balance	$12,015	$14,324	$11,986	$9	$38,334

Allowance for Credit Losses:		June 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,790	$15,059	$11,513	$258	$39,620
Provision for credit losses	(377)	166	1,733	278	1,800
Loans charged-off	(209)	(63)	(3,271)	—	(3,543)
Recoveries	246	106	1,678	—	2,030
Ending Balance	$12,450	$15,268	$11,653	$536	$39,907

The following table presents the activity of the allowance for credit losses by portfolio segment for the six months ended June 30.

Allowance for Credit Losses:		June 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
Provision for credit losses	2,082	(80)	3,134	(370)	4,766
Loans charged -off	(3,779)	(56)	(5,448)	—	(9,283)
Recoveries	448	133	2,503	—	3,084
Ending Balance	$12,015	$14,324	$11,986	$9	$38,334

Allowance for Credit Losses:		June 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	(431)	666	2,987	378	3,600
Loans charged -off	(515)	(142)	(7,262)	—	(7,919)
Recoveries	447	176	3,824	—	4,447
Ending Balance	$12,450	$15,268	$11,653	$536	$39,907

The tables below present the recorded investment in non-performing loans by class of loans.

	June 30, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$303	$6,072	$34
Farmland	—	1,218	1,201
Non Farm, Non Residential	112	907	476
Agriculture	—	934	893
All Other Commercial	—	996	980
Residential
First Liens	567	963	32
Home Equity	136	111	—
Junior Liens	262	74	—
Multifamily	—	426	373
All Other Residential	—	407	348
Consumer
Motor Vehicle	—	2,218	—
All Other Consumer	—	237	—
TOTAL	$1,380	$14,563	$4,337

	December 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$5	$13,971	$860
Farmland	—	1,221	1,201
Non Farm, Non Residential	—	995	1,011
Agriculture	—	1,147	1,103
All Other Commercial	—	1,046	1,027
Residential
First Liens	620	960	—
Home Equity	32	68	—
Junior Liens	239	67	—
Multifamily	47	543	373
All Other Residential	—	427	—
Consumer
Motor Vehicle	45	2,933	—
All Other Consumer	—	218	—
TOTAL	$988	$23,596	$5,575

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	June 30, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$598	$5,117
Farmland	1,620	—
Non Farm, Non Residential	3,759	—
Agriculture	—	893
All Other Commercial	980	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	348	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,710	$6,010

	December 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1,454	$12,056
Farmland	1,633	—
Non Farm, Non Residential	3,919	—
Agriculture	49	1,054
All Other Commercial	1,027	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,836	$13,110

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$616	$1,273	$1,844	$3,733	$532,154	$535,887
Farmland	362	—	1,202	1,564	128,966	130,530
Non Farm, Non Residential	—	304	114	418	538,947	539,365
Agriculture	262	—	930	1,192	128,050	129,242
All Other Commercial	14	—	—	14	459,116	459,130
Residential
First Liens	678	921	876	2,475	362,596	365,071
Home Equity	314	389	220	923	66,824	67,747
Junior Liens	384	60	283	727	59,041	59,768
Multifamily	—	166	373	539	236,145	236,684
All Other Residential	—	211	377	588	20,859	21,447
Consumer
Motor Vehicle	9,561	1,312	590	11,463	626,746	638,209
All Other Consumer	442	103	67	612	30,445	31,057
TOTAL	$12,633	$4,739	$6,876	$24,248	$3,189,889	$3,214,137

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$668	$488	$1,136	$2,292	$649,801	$652,093
Farmland	58	—	1,201	1,259	132,147	133,406
Non Farm, Non Residential	—	—	—	—	439,009	439,009
Agriculture	—	—	1,141	1,141	139,900	141,041
All Other Commercial	—	—	—	—	464,776	464,776
Residential
First Liens	2,841	816	924	4,581	354,711	359,292
Home Equity	360	188	71	619	65,191	65,810
Junior Liens	462	124	262	848	57,985	58,833
Multifamily	117	140	373	630	191,104	191,734
All Other Residential	554	—	47	601	21,961	22,562
Consumer
Motor Vehicle	12,491	1,754	761	15,006	602,442	617,448
All Other Consumer	397	102	13	512	31,857	32,369
TOTAL	$17,948	$3,612	$5,929	$27,489	$3,150,884	$3,178,373

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

The following table presents the amortized cost of loans and leases at June 30, 2024 that were both experiencing financial difficulty and modified during the twelve months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$—	$—	$25	0.01%
Junior Liens	—	—	28	—	—	—	0.05%
Consumer
Motor Vehicle	27	—	293	27	110	107	0.09%
TOTAL	$27	$—	$321	$27	$110	$132	0.02%

The Corporation has no commitments to lend additional amounts to the borrowers included in the table above.

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	June 30, 2024

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Consumer
Motor Vehicle	$2	$19	$7	$28
TOTAL	$2	$19	$7	$28

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended June 30, 2024.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	2.75%	24
Junior Liens	—	—	36
Consumer
Motor Vehicle	56	2.89%	21
TOTAL	$56	2.87%	22

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$—	$	$28	$—
TOTAL	$—	$—	$28	$—

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		June 30, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$52,615	$39,032	$114,470	$73,432	$36,682	$98,079	$72,107	$486,417
	Special Mention	—	8,175	715	9,749	3,318	1,375	2,593	$25,925
	Substandard	3,615	707	1,700	4,140	132	7,048	—	$17,342
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	863	1,131	993	531	278	125	—	$3,921
	Subtotal	$57,093	$49,045	$117,878	$87,852	$40,410	$106,627	$74,700	$533,605

	Current period gross charge-offs	$-	$-	$105	$3,264	$10	$48	$-	$3,427

Farmland	Pass	$7,978	$20,439	$15,613	$19,574	$7,747	$54,037	$224	$125,612
	Special Mention	—	—	—	—	—	1,047	—	$1,047
	Substandard	—	—	—	—	40	1,710	—	$1,750
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$7,978	$20,439	$15,613	$19,574	$7,787	$56,808	$224	$128,423

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$50,043	$79,663	$135,958	$98,953	$22,032	$135,940	$4,755	$527,344
	Special Mention	—	—	700	975	—	827	—	$2,502
	Substandard	662	55	184	—	—	6,248	—	$7,149
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	668	64	—	$732
	Subtotal	$50,705	$79,718	$136,842	$99,928	$22,700	$143,079	$4,755	$537,727

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$4,811	$8,730	$10,061	$5,669	$5,391	$25,472	$62,249	$122,383
	Special Mention	—	—	84	—	5	599	2,640	$3,328
	Substandard	—	—	53	—	—	903	—	$956
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	11	—	34	26	29	4	—	$104
	Subtotal	$4,822	$8,730	$10,232	$5,695	$5,425	$26,978	$64,889	$126,771

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$15,398	$32,721	$103,023	$92,936	$92,515	$108,130	$9,160	$453,883
	Special Mention	—	—	—	—	—	795	—	$795
	Substandard	—	—	980	14	—	—	—	$994
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	10	—	—	438	—	$448
	Subtotal	$15,398	$32,721	$104,013	$92,950	$92,515	$109,363	$9,160	$456,120

	Current period gross charge-offs	$252	$100	$-	$-	$-	$-	$-	$352

Residential
Multifamily >5 Residential	Pass	$22,380	$53,605	$70,093	$31,496	$22,217	$26,399	$458	$226,648
	Special Mention	—	—	232	—	350	6,397	—	$6,979
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	1,090	—	680	—	$1,770
	Subtotal	$22,380	$53,605	$70,325	$32,586	$22,567	$33,849	$458	$235,770

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$153,225	$234,190	$449,218	$322,060	$186,584	$448,057	$148,953	$1,942,287
	Special Mention	—	8,175	1,731	10,724	3,673	11,040	5,233	$40,576
	Substandard	4,277	762	2,917	4,154	172	16,282	—	$28,564
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	874	1,131	1,037	1,647	975	1,325	—	$6,989
		$158,376	$244,258	$454,903	$338,585	$191,404	$476,704	$154,186	$2,018,416

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$80,873	$131,522	$112,811	$47,445	$44,257	$100,872	$81,551	$599,331
	Special Mention	6	221	10,025	3,442	323	866	2,715	$17,598
	Substandard	3,620	4,734	1,842	981	1,789	5,354	7,932	$26,252
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,352	847	431	144	93	—	$6,343
	Subtotal	$87,975	$137,829	$125,525	$52,299	$46,513	$107,185	$92,198	$649,524

	Current period gross charge-offs	$8	$72	$40	$78	$24	$49	$-	$271

Farmland	Pass	$21,232	$16,025	$20,794	$8,310	$8,790	$52,357	$287	$127,795
	Special Mention	—	—	4	—	363	710	—	$1,077
	Substandard	—	—	—	41	309	1,370	—	$1,720
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$21,232	$16,025	$20,798	$8,351	$9,462	$54,451	$287	$130,606

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$73,740	$123,319	$69,477	$23,965	$22,550	$106,752	$7,606	$427,409
	Special Mention	—	732	995	—	845	—	—	$2,572
	Substandard	102	—	—	—	479	6,356	—	$6,937
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	678	—	65	—	$743
	Subtotal	$73,842	$124,051	$70,472	$24,643	$23,874	$113,173	$7,606	$437,661

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$10,764	$11,299	$6,614	$6,118	$7,443	$25,678	$64,476	$132,392
	Special Mention	—	86	—	8	—	605	3,618	$4,317
	Substandard	—	55	—	—	50	1,067	—	$1,172
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	51	31	35	24	—	—	$141
	Subtotal	$10,764	$11,491	$6,645	$6,161	$7,517	$27,350	$68,094	$138,022

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$27,401	$105,046	$104,307	$94,029	$4,774	$112,159	$9,177	$456,893
	Special Mention	—	—	—	2,478	—	830	—	$3,308
	Substandard	—	1,027	16	—	—	—	—	$1,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	12	—	—	—	457	—	$469
	Subtotal	$27,401	$106,085	$104,323	$96,507	$4,774	$113,446	$9,177	$461,713

	Current period gross charge-offs	$675	$-	$-	$-	$20	$-	$-	$695

Residential
Multifamily >5 Residential	Pass	$34,551	$62,845	$32,273	$22,590	$6,397	$23,215	$382	$182,253
	Special Mention	—	—	—	357	—	6,571	—	$6,928
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,102	—	—	251	—	$1,353
	Subtotal	$34,551	$62,845	$33,375	$22,947	$6,397	$30,410	$382	$190,907

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$248,561	$450,056	$346,276	$202,457	$94,211	$421,033	$163,479	$1,926,073
	Special Mention	6	1,039	11,024	6,285	1,531	9,582	6,333	$35,800
	Substandard	3,722	5,816	1,858	1,022	2,627	14,520	7,932	$37,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,415	1,980	1,144	168	880	—	$9,063
		$255,765	$458,326	$361,138	$210,908	$98,537	$446,015	$177,744	$2,008,433

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

		June 30, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$24,841	$47,700	$68,600	$61,857	$34,392	$124,100	$671	$362,161
	Non-performing	—	—	—	408	64	1,182	—	$1,654
	Subtotal	$24,841	$47,700	$68,600	$62,265	$34,456	$125,282	$671	$363,815

	Current period gross charge-offs	$-	$-	$-	$-	$-	$14	$-	$14

Home Equity	Performing	$174	$124	$54	$29	$90	$1,333	$65,461	$67,265
	Non-performing	—	—	75	—	16	83	73	$247
	Subtotal	$174	$124	$129	$29	$106	$1,416	$65,534	$67,512

	Current period gross charge-offs	$-	$-	$22	$-	$-	$-	$20	$42

Junior Liens	Performing	$6,875	$13,693	$13,889	$7,245	$5,525	$10,532	$1,501	$59,260
	Non-performing	—	102	—	—	64	166	—	$332
	Subtotal	$6,875	$13,795	$13,889	$7,245	$5,589	$10,698	$1,501	$59,592

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Residential	Performing	$498	$7,385	$7,717	$2,703	$398	$1,994	$234	$20,929
	Non-performing	—	—	—	—	—	425	—	$425
	Subtotal	$498	$7,385	$7,717	$2,703	$398	$2,419	$234	$21,354

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$137,531	$227,663	$175,727	$52,729	$32,161	$7,238	$12	$633,061
	Non-performing	4	408	894	349	413	113	—	$2,181
	Subtotal	$137,535	$228,071	$176,621	$53,078	$32,574	$7,351	$12	$635,242

	Current period gross charge-offs	$49	$1,369	$2,408	$987	$354	$57	$-	$5,224

Other Consumer	Performing	$6,148	$9,019	$4,822	$2,729	$1,680	$824	$5,395	$30,617
	Non-performing	—	64	36	102	26	5	39	$272
	Subtotal	$6,148	$9,083	$4,858	$2,831	$1,706	$829	$5,434	$30,889

	Current period gross charge-offs	$-	$62	$57	$5	$7	$9	$84	$224

Total	Performing	$176,067	$305,584	$270,809	$127,292	$74,246	$146,021	$73,274	$1,173,293
	Non-performing	4	574	1,005	859	583	1,974	112	$5,111
Total other loans		$176,071	$306,158	$271,814	$128,151	$74,829	$147,995	$73,386	$1,178,404

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$49,146	$70,952	$65,232	$36,751	$15,185	$118,087	$1,066	$356,419
	Non-performing	—	121	—	65	57	1,504	—	$1,747
	Subtotal	$49,146	$71,073	$65,232	$36,816	$15,242	$119,591	$1,066	$358,166

	Current period gross charge-offs	$-	$-	$-	$-	$-	$167	$-	$167

Home Equity	Performing	$61	$68	$—	$7	$378	$866	$64,102	$65,482
	Non-performing	—	22	—	17	—	60	—	$99
	Subtotal	$61	$90	$—	$24	$378	$926	$64,102	$65,581

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$15,050	$15,431	$8,248	$5,557	$4,280	$8,094	$1,698	$58,358
	Non-performing	—	53	45	104	—	103	—	$305
	Subtotal	$15,050	$15,484	$8,293	$5,661	$4,280	$8,197	$1,698	$58,663

	Current period gross charge-offs	$-	$-	$-	$-	$24	$24	$-	$48

Other Residential	Performing	$6,432	$9,477	$3,100	$421	$641	$1,511	$415	$21,997
	Non-performing	—	—	46	—	390	38	—	$474
	Subtotal	$6,432	$9,477	$3,146	$421	$1,031	$1,549	$415	$22,471

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer
Motor Vehicle	Performing	$264,933	$215,125	$70,926	$46,939	$12,038	$2,177	$—	$612,138
	Non-performing	232	973	520	532	134	30	—	$2,421
	Subtotal	$265,165	$216,098	$71,446	$47,471	$12,172	$2,207	$—	$614,559

	Current period gross charge-offs	$841	$7,722	$3,101	$1,448	$499	$174	$-	$13,785

Other Consumer	Performing	$12,561	$6,895	$3,778	$2,189	$659	$692	$5,203	$31,977
	Non-performing	—	20	145	39	17	—	1	$222
	Subtotal	$12,561	$6,915	$3,923	$2,228	$676	$692	$5,204	$32,199

	Current period gross charge-offs	$61	$213	$61	$37	$3	$5	$149	$529

Total	Performing	$348,183	$317,948	$151,284	$91,864	$33,181	$131,427	$72,484	$1,146,371
	Non-performing	232	1,189	756	757	598	1,735	1	$5,268
Total other loans		$348,415	$319,137	$152,040	$92,621	$33,779	$133,162	$72,485	$1,151,639

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$98,999	$7	$(12,076)	$86,930
Mortgage Backed Securities - residential	630,097	85	(86,427)	543,755
Mortgage Backed Securities - commercial	7,843	—	(399)	7,444
Collateralized mortgage obligations	199,245	9	(28,946)	170,308
State and municipal obligations	392,250	347	(32,760)	359,837
Municipal taxable	39,616	1	(5,499)	34,118
U.S. Treasury	470	—	(3)	467
Collateralized debt obligations	—	2,892	—	2,892
TOTAL	$1,368,520	$3,341	$(166,110)	$1,205,751

	December 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$102,978	$4	$(11,542)	$91,440
Mortgage Backed Securities-residential	653,507	53	(83,675)	569,885
Mortgage Backed Securities-commercial	7,919	—	(436)	7,483
Collateralized mortgage obligations	209,398	6	(28,575)	180,829
State and municipal obligations	397,413	1,407	(28,009)	370,811
Municipal taxable	39,872	12	(5,599)	34,285
U.S. Treasury	1,411	—	(9)	1,402
Collateralized debt obligations	—	3,002	—	3,002
TOTAL	$1,412,498	$4,484	$(157,845)	$1,259,137

Contractual maturities of debt securities at June 30, 2024 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,545	$8,472
Due after one but within five years	44,994	43,141
Due after five but within ten years	108,667	104,810
Due after ten years	369,129	327,821
	531,335	484,244
Mortgage-backed securities and collateralized mortgage obligations	837,185	721,507
TOTAL	$1,368,520	$1,205,751

There were no gross gains and losses from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2024, and June 30, 2023.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$—	$—	$86,212	$(12,076)	$86,212	$(12,076)
Mortgage Backed Securities - Residential	8,455	(69)	526,511	(86,358)	534,966	(86,427)
Mortgage Backed Securities - Commercial	—	—	7,444	(399)	7,444	(399)
Collateralized mortgage obligations	—	—	167,423	(28,946)	167,423	(28,946)
State and municipal obligations	69,381	(531)	246,421	(32,229)	315,802	(32,760)
Municipal taxable	1,308	(7)	31,809	(5,492)	33,117	(5,499)
U.S. Treasury	468	(3)	—	—	468	(3)
Total temporarily impaired securities	$79,612	$(610)	$1,065,820	$(165,500)	$1,145,432	$(166,110)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,757	$(73)	$87,291	$(11,469)	$91,048	$(11,542)
Mortgage Backed Securities - Residential	3,810	(41)	556,414	(83,634)	560,224	(83,675)
Mortgage Backed Securities - Commercial	—	—	7,483	(436)	7,483	(436)
Collateralized mortgage obligations	12,981	(303)	164,871	(28,272)	177,852	(28,575)
State and municipal obligations	45,154	(319)	212,022	(27,690)	257,176	(28,009)
Municipal taxable	—	—	31,958	(5,599)	31,958	(5,599)
U.S. Treasury	1,402	(9)	—	—	1,402	(9)
Total temporarily impaired securities	$67,104	$(745)	$1,060,039	$(157,100)	$1,127,143	$(157,845)

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

Gross unrealized losses on investment securities were $166.1 million as of June 30, 2024 and $157.8 million as of December 31, 2023. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $28.9 million at June 30, 2024 and $7.8 million at December 31, 2023. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $20.6 million at June 30, 2024. The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $211 thousand during the six months ended June 30, 2024, and $390 thousand during the six months ended June 30, 2023, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $847 thousand during the six months ended June 30, 2024, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.6 million during the six months ended June 30, 2024, and $674 thousand during the six months ended June 30, 2023.

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

	June 30, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$86,930	$—	$86,930
Mortgage Backed Securities-residential	—	543,755	—	543,755
Mortgage Backed Securities-commercial	—	7,444	—	7,444
Collateralized mortgage obligations	—	170,308	—	170,308
State and municipal	—	359,032	805	359,837
Municipal taxable	—	34,118	—	34,118
U.S. Treasury	—	467	—	467
Collateralized debt obligations	—	—	2,892	2,892
TOTAL	$—	$1,202,054	$3,697	$1,205,751
Derivative Assets		2,994
Derivative Liabilities		(2,994)

	December 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,440	$—	$91,440
Mortgage Backed Securities-residential	—	569,885	—	569,885
Mortgage Backed Securities-commercial	—	7,483	—	7,483
Collateralized mortgage obligations	—	180,829	—	180,829
State and municipal	—	369,631	1,180	370,811
Municipal taxable	—	34,285	—	34,285
U.S. Treasury	—	1,402	—	1,402
Collateralized debt obligations	—	—	3,002	3,002
TOTAL	$—	$1,254,955	$4,182	$1,259,137
Derivative Assets		2,878
Derivative Liabilities		(2,878)

There were no transfers between Level 1 and Level 2 during 2024 and 2023.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and the year ended December 31, 2023.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	June 30, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, April 1	$805	$2,888	$3,693
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	4	4
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$805	$2,892	$3,697

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
	June 30, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,180	$3,002	$4,182
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(110)	(110)
Transfers	—	—	—
Settlements	(375)	—	(375)
Ending balance, June 30	$805	$2,892	$3,697

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

Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2024 with a value of $170 thousand was reduced by $32 thousand for fair value adjustment. At June 30, 2024 other real estate owned was comprised of $170 thousand from residential loans. Other real estate owned at December 31, 2023 with a value of $107 thousand was reduced by $57 thousand for fair value adjustment. At December 31, 2023 other real estate owned was comprised of $26 thousand from commercial loans and $81 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 5% to 100% with an average discount of 65%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,892	Discounted cash flow	Discount rate	7.27%
Collateral dependent loans	$5,103	Discounted cash flow	Discount rate for age of appraisal and market conditions	5.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$3,002	Discounted cash flow	Discount rate	7.36%
Collateral dependent loans	11,306	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at June 30, 2024 and December 31, 2023, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$75,073	$24,820	$50,253	$—	$75,073
Federal funds sold	—	—	—	—	—
Securities available-for-sale	1,205,751	—	1,202,054	3,697	1,205,751
Restricted stock	15,378	n/a	n/a	n/a	n/a
Loans, net	3,165,675	—	—	3,030,377	3,030,377
Accrued interest receivable	23,733	—	6,558	17,175	23,733
Deposits	(4,132,327)	—	(4,130,751)	—	(4,130,751)
Short-term borrowings	(38,211)	—	(38,211)	—	(38,211)
Other borrowings	(108,575)	—	(108,507)	—	(108,507)
Accrued interest payable	(3,213)	—	(3,213)	—	(3,213)

	December 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$76,759	$25,467	$51,292	$—	$76,759
Federal funds sold	282	—	282	—	282
Securities available-for-sale	1,259,137	—	1,254,955	4,182	1,259,137
Restricted stock	15,364	n/a	n/a	n/a	n/a
Loans, net	3,128,054	—	—	3,025,621	3,025,621
Accrued interest receivable	24,877	—	6,755	18,122	24,877
Deposits	(4,090,068)	—	(4,094,552)	—	(4,094,552)
Short-term borrowings	(67,221)	—	(67,221)	—	(67,221)
Other borrowings	(108,577)	—	(108,496)	—	(108,496)
Accrued interest payable	(2,588)	—	(2,588)	—	(2,588)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	June 30, 2024	December 31, 2023
Federal Funds Purchased	$3,125	$27,300
Repurchase Agreements	35,086	39,921
	$38,211	$67,221

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

June 30, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$29,711	$300	$—	$5,075	$35,086

December 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$32,319	$300	$3,637	$3,665	$39,921

Other borrowings:

Other borrowings at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollar amounts in thousands)	June 30, 2024	December 31, 2023
FHLB advances	$83,575	$108,577
Notes payable	25,000	—
TOTAL	$108,575	$108,577

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended June 30,

2025	$78,605
2026	4,970
2027	25,000
2028	—
2029	—
Thereafter	—
$108,575

At June 30, 2024 and December 31, 2023, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $83.6 million of advances from the FHLB at June 30, 2024, and $108.6 million of advances at December 31, 2023. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation secured a note payable to a commercial bank in the quarter for $25 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$141	$157	$4	$5	$282	$314	$8	$10
Interest cost	947	956	35	39	1,894	1,912	69	77
Expected return on plan assets	(1,052)	(969)	—	—	(2,103)	(1,939)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	108	188	(20)	(13)	217	376	(40)	(26)
Net Periodic Benefit Cost	$144	$332	$19	$31	$290	$663	$37	$61

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2023 that it expected to contribute $3.9 million and $604 thousand respectively to its Pension Plan and ESOP and $249 thousand to the Post Retirement Health Benefits Plan in 2024. Contributions of $526 thousand have been made to the Pension Plan thus far in 2024. Contributions of $134 thousand have been made through the first six months of 2024 for the Post Retirement Health Benefits plan. No contributions have been made in 2024 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2024 and 2023 there has been $1.6 million and $1.3 million of expense accrued for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and six months ended June 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Non-interest income
Service charges on deposits and debit card fee income	$6,730	$7,054	$13,437	$13,872
Asset management fees	1,318	1,185	2,652	2,502
Interchange income	135	—	314	47
Net gains on sales of loans (a)	299	311	475	490
Loan servicing fees (a)	414	264	683	549
Other service charges and fees (a)	286	196	509	400
Other (b)	723	1,443	1,266	1,968
Total non-interest income	$9,905	$10,453	$19,336	$19,828
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2024 and June 30, 2023, totaling $79 thousand and $(37) thousand, respectively, and for the six months ended for the same periods, totaling $87 thousand and $(31) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

10.   Accumulated Other Comprehensive Income

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2024 and 2023.

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(129,096)	$(9,014)	$(138,110)
Change in other comprehensive income (loss) before reclassification	3,535	—	3,535
Amounts reclassified from accumulated other comprehensive income	—	74	74
Net current period other comprehensive income (loss)	3,535	74	3,609
Ending balance, June 30,	$(125,561)	$(8,940)	$(134,501)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	(7,561)	—	(7,561)
Amounts reclassified from accumulated other comprehensive income	—	147	147
Net current period other comprehensive income (loss)	(7,561)	147	(7,414)
Ending balance, June 30,	$(125,561)	$(8,940)	$(134,501)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(114,658)	$(10,931)	$(125,589)
Change in other comprehensive income (loss) before reclassification	(15,808)	—	(15,808)
Amounts reclassified from accumulated other comprehensive income	—	147	147
Net current period other comprehensive income (loss)	(15,808)	147	(15,661)
Ending balance, June 30,	$(130,466)	$(10,784)	$(141,250)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	(1,570)	—	(1,570)
Amounts reclassified from accumulated other comprehensive income	—	294	294
Net current period other comprehensive income (loss)	(1,570)	294	(1,276)
Ending balance, June 30,	$(130,466)	$(10,784)	$(141,250)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2024	Change	6/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,262)	$3,532	$(127,730)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,166	3	2,169
Total unrealized loss on securities available-for-sale	$(129,096)	$3,535	$(125,561)
Unrealized gain (loss) on retirement plans	(9,014)	74	(8,940)
TOTAL	$(138,110)	$3,609	$(134,501)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	6/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$(7,478)	$(127,730)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(83)	2,169
Total unrealized gain (loss) on securities available-for-sale	$(118,000)	$(7,561)	$(125,561)
Unrealized gain (loss) on retirement plans	(9,087)	147	(8,940)
TOTAL	$(127,087)	$(7,414)	$(134,501)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2023	Change	6/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(116,844)	$(15,827)	$(132,671)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,186	19	2,205
Total unrealized gain (loss) on securities available-for-sale	$(114,658)	$(15,808)	$(130,466)
Unrealized loss on retirement plans	(10,931)	147	(10,784)
TOTAL	$(125,589)	$(15,661)	$(141,250)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	6/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$(1,536)	$(132,671)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	(34)	2,205
Total unrealized income (loss) on securities available-for-sale	$(128,896)	$(1,570)	$(130,466)
Unrealized gain (loss) on retirement plans	(11,078)	294	(10,784)
TOTAL	$(139,974)	$(1,276)	$(141,250)

Three Months Ended June 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(195)	(a)	Salary and benefits
retirement plan items	48		Income tax expense
	$(147)		Net of tax
Total reclassifications for the period	$(147)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Six Months Ended June 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(98)	(a)	Salary and benefits
retirement plan items	24		Income tax expense
	$(74)		Net of tax
Total reclassifications for the period	$(74)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended June 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(196)	(a)	Salary and benefits
retirement plan items	49		Income tax expense
	$(147)		Net of tax
Total reclassifications for the period	$(147)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Six Months Ended June 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(392)	(a)	Salary and benefits
retirement plan items	98		Income tax expense
	$(294)		Net of tax
Total reclassifications for the period	$(294)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

11.   Leases

The Corporation leases certain branches under operating leases. At June 30, 2024, the Corporation had lease liabilities totaling $5,468,000 and right-of-use assets totaling $5,396,000 related to these leases. At December 31, 2023, the Corporation had lease liabilities totaling $5,456,000 and right-of-use assets totaling $5,392,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2024, the weighted average remaining lease term for operating leases was 8.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.28%.

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

Lease costs were as follows:

Six Months Ended
(Dollar amounts in thousands)	June 30, 2024
Operating lease cost	$487
Short-term lease cost	55
Variable lease cost	18
Total lease cost	$560

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	487
Right-of-use assets obtained in exchange for new operating lease liabilities	429

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024 were as follows:

(Dollar amounts in thousands)	June 30, 2024
Twelve Months Ended June 30,
2025	$986
2026	927
2027	863
2028	847
2029	548
Thereafter	2,007
Total Future Minimum Lease Payments	6,178
Amounts Representing Interest	(710)
Present Value of Net Future Minimum Lease Payments	$5,468

12.   Subsequent Events

On July 1, 2024, First Financial Corporation, an Indiana corporation (“FFC”) and First Financial Bank, National Association, a national banking association and wholly-owned subsidiary of FFC (“First Financial Bank”) completed their previously announced acquisition of SimplyBank., a Tennessee-chartered commercial bank (“SimplyBank”), pursuant to the Agreement and Plan of Reorganization by and among FFC, First Financial Bank, SimplyBank, and FFB Interim Bank, National Association, a wholly owned subsidiary of FFC (“Merger Sub”) dated as of November 13, 2023 (the “Merger Agreement”). On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into SimplyBank (the “Interim Merger”), with SimplyBank continuing as the surviving entity. Immediately following the Interim Merger, SimplyBank merged with and into First Financial Bank, with First Financial Bank as the surviving entity (the “Bank Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), other than dissenting shares, each share of SimplyBank Common Stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive $718.38 per share in cash. The aggregate value of the transaction was approximately $73.4 million.

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

The ACL and allowance for unfunded commitments were $38.3 million and $1.7 million, respectively at June 30, 2024, compared to $39.8 million and $2.0 million, respectively at December 31, 2023. The qualitative amount of the reserve decreased $421 thousand to $10.5 million. The quantitative amount is $27.8 million at June 30, 2024, compared to $28.4 million at December 31, 2023. There was a decrease of $300 thousand in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended June 30, 2024 was $11.4 million, compared to $16.0 million for the same period in 2023. Basic earnings per share decreased to $0.96 for the second quarter of 2024 compared to $1.33 for the same period in 2023. Return on average assets and return on average equity were 0.94% and 8.78% respectively, for the three months ended June 30, 2024 compared to 1.34% and 12.75% for the three months ended June 30, 2023. Net income for the six months ended June 30, 2024 was $22.3 million, compared to $32.0 million for the same period in 2023. Basic earnings per share decreased to $1.89 for the first six months of 2024 compared to $2.66 for the same period in 2023. Return on average assets and return on average equity were 0.93% and 8.57% respectively, for the six months ended June 30, 2024 compared to 1.33% and 12.92% for the six months ended June 30, 2023.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 26.7% of assets at June 30, 2024. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.39% of total assets as of June 30, 2024 and net charge-offs of 0.39% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy

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

On November 13, 2023, First Financial Corporation, an Indiana corporation ("FFC"), First Financial Bank, National Association, a national banking association and wholly-owned subsidiary of FFC (“First Financial Bank”), and SimplyBank., a Tennessee-chartered commercial bank (“SimplyBank”), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, FFC will form an interim national banking association as a wholly-owned subsidiary, which will merge with and into SimplyBank, with SimplyBank as the surviving entity (the "Interim Merger"). Immediately following the Interim Merger, SimplyBank will merge with and into First Financial Bank, with First Financial Bank as the surviving entity (the "Bank Merger," and together with the Interim Merger, the "Transactions"). See Subsequent Events footnote for discussion of the closing of the merger.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income decreased $2.9 million in the three months ended June 30, 2024 to $39.3 million from $42.2 million in the same period in 2023. The net interest margin for the three months ended June 30, 2024 is 3.57% compared to 3.81% for the same period in 2023, a 6.18% decrease. Net interest income decreased $8.3 million in the six months ended June 30, 2024 to $78.2 million from $86.5 million in the same period in 2023. The net interest margin for the six months ended June 30, 2024 is 3.55% compared to 3.88% for the same period in 2023.

The increase in yields on net loans and leases of 46 basis points is the primary contributor to the improved yield on average earning assets for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, which was due to market conditions as a result of Federal Reserve interest rate increases. Comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, the effective rate paid on average interest-bearing deposits increased 82 basis points, due to rate competition in the market. For the same period discussed above, interest paid on other borrowings increased 109 basis points due to higher borrowing rates.

Non-Interest Income

Non-interest income for the three months ended June 30, 2024 was $9.9 million compared to $10.5 million for the same period in 2023. Non-interest income for the six months ended June 30, 2024 was $19.3 million compared to $19.8 million for the same period in 2023.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2024 was $32.7 million compared to $31.3 million for the same period in 2023. The Corporation’s non-interest expense for the six months ended June 30, 2024 increased $2.4 million to $66.1 milllion compared to the same period in 2023. This includes $976 thousand of acquisition related expenses.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended June 30, 2024, was $3.0 million, compared to provision of $1.8 million for the same period of 2023. Net charge-offs for the second quarter of 2024 were $4.7 million compared to net charge-offs of $1.5 million for the same period of 2023. The provision for credit losses increased $1.2 million to $4.8 million for the six months ended June 30, 2024, compared to a provision of $3.6 million for the same period in 2023. Net charge-offs for the first six months of 2024 increased $2.7 million to $6.2 million compared to the same period in 2023. The increase in provision as well as charge-offs were related to one previously identified credit, reflecting further deterioration in collateral values in the quarter. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first six months of 2024, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2024 was 16.54% compared to 18.21% for the same period in 2023. Pretax income for the first six months in 2023 was significantly higher than pretax income for first six months in 2024. Since our permanent differences remained similar, income was the driving factor for the decrease in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $15.9 million at June 30, 2024 compared to $24.6 million at December 31, 2023. Nonperforming loans increased 19.7% compared to $13.3 million as of June 30, 2023.

A summary of non-performing loans at June 30, 2024 and December 31, 2023 follows:

	(000's)
	June 30, 2024	December 31, 2023
Non-accrual loans	$14,563	$23,596
Accruing loans past due over 90 days	1,353	960
	$15,916	$24,556

Ratio of the allowance for credit losses as a percentage of non-performing loans	240.9%	161.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	June 30, 2024	December 31, 2023
Non-accrual loans
Commercial loans	$10,127	$18,380
Residential loans	1,981	2,065
Consumer loans	2,455	3,151
	$14,563	$23,596
Past due 90 days or more
Commercial loans	$408	$4
Residential loans	945	911
Consumer loans	—	45
	$1,353	$960

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2024. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 2.61% over the next 12 months and increase 0.12% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 5.97% over the next 12 months and increase 2.79% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	7.91%	(2.24)%	(12.75)%
Down 200	6.76	0.25	(6.77)
Down 100	5.97	2.79	(0.75)
Up 100	(2.61)	0.12	3.40
Up 200	(8.78)	(3.12)	3.60
Up 300	(12.94)	(4.46)	5.62

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $11.6 million of investments that mature throughout the next 12 months. The Corporation also anticipates $116.0 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $17.1 million in securities to be called within the next 12 months. The Corporation also has $229.1 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $371.8 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2024 to year-ended December 31, 2023, loans net of deferred loan costs, have increased $36 million to $3.2 billion. Deposits increased 1.03% to $4.1 billion at June 30, 2024 compared to December 31, 2023. Other borrowings remain unchanged at $108.6 million at June 30, 2024 compared to December 31, 2023. Shareholders’ equity increased 0.51% or $2.7 million. This financial performance increased book value per share 0.36% to $44.92 at June 30, 2024 from $44.76 at December 31, 2023. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss decreased $7.4 million primarily due to the market value of the securities portfolio, which reflected the decrease in securities pricing.

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

	June 30, 2024	December 31, 2023	To Be Well Capitalized
Common equity tier 1 capital
Corporation	14.82%	14.76%	N/A
First Financial Bank	13.44%	13.84%	—%
Total risk-based capital
Corporation	15.81%	15.80%	N/A
First Financial Bank	14.44%	14.89%	—%
Tier I risk-based capital
Corporation	14.82%	14.76%	N/A
First Financial Bank	13.44%	13.84%	—%
Tier I leverage capital
Corporation	12.14%	12.14%	N/A
First Financial Bank	10.48%	10.73%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2024 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2024	—	—	—	—
May 1-31, 2024	—	—	—	—
June 1-30, 2024	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended June 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective January 1, 2024, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed October 20, 2023.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2022, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed July 29, 2022.
10.15*	Employment Agreement for Steven H. Holliday, effective July 1, 2022, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed July 29, 2022.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2022, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed July 29, 2022.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 by Principal Executive Officer, dated August 7, 2024.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 by Principal Financial Officer, dated August 7, 2024.
32.1

Certification, dated August 7, 2024, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2024.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2024, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 7, 2024	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: August 7, 2024	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)