Form 10-Q
period 2024-09-30
FIRST FINANCIAL CORP /IN/
filed 2024-11-06
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☑.

As of November 1, 2024, the registrant had outstanding 11,808,304 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks	$77,312	$76,759
Federal funds sold	1,356	282
Securities available-for-sale	1,271,992	1,259,137
Loans:
Commercial	2,112,738	1,817,526
Residential	924,276	695,788
Consumer	671,353	646,758
	3,708,367	3,160,072
(Less) plus:
Net deferred loan (fees)/costs	6,868	7,749
Allowance for credit losses	(46,169)	(39,767)
	3,669,066	3,128,054
Restricted stock	15,366	15,364
Accrued interest receivable	25,386	24,877
Premises and equipment, net	82,213	67,286
Bank-owned life insurance	128,242	114,122
Goodwill	97,295	86,985
Other intangible assets	23,131	5,586
Other real estate owned	169	107
Other assets	93,084	72,587
TOTAL ASSETS	$5,484,612	$4,851,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$831,575	$750,335
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	159,618	92,921
Other interest-bearing deposits	3,726,296	3,246,812
	4,717,489	4,090,068
Short-term borrowings	84,363	67,221
Other borrowings	30,456	108,577
Other liabilities	86,353	57,304
TOTAL LIABILITIES	4,918,661	4,323,170
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,165,023 in 2024 and 16,137,220 in 2023; Outstanding shares - 11,808,304 in 2024 and 11,795,024 in 2023	2,016	2,014
Additional paid-in capital	144,785	144,152
Retained earnings	677,155	663,726
Accumulated other comprehensive loss	(102,800)	(127,087)
Less: Treasury shares at cost - 4,356,719 in 2024 and 4,342,196 in 2023	(155,205)	(154,829)
TOTAL SHAREHOLDERS’ EQUITY	565,951	527,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,484,612	$4,851,146

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$61,367	$49,146	$162,878	$140,220
Securities:
Taxable	6,319	6,164	18,083	18,631
Tax-exempt	2,715	2,661	7,919	7,937
Other	1,294	752	2,989	2,864
TOTAL INTEREST INCOME	71,695	58,723	191,869	169,652
INTEREST EXPENSE:
Deposits	22,197	13,627	59,622	35,111
Short-term borrowings	993	1,923	2,928	4,025
Other borrowings	1,335	2,023	3,935	2,844
TOTAL INTEREST EXPENSE	24,525	17,573	66,485	41,980
NET INTEREST INCOME	47,170	41,150	125,384	127,672
Provision for credit losses	9,400	1,200	14,166	4,800
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	37,770	39,950	111,218	122,872
NON-INTEREST INCOME:
Trust and financial services	1,251	1,140	3,903	3,642
Service charges and fees on deposit accounts	8,139	7,099	21,576	20,971
Other service charges and fees	191	213	700	613
Securities gains (losses), net	103	—	104	—
Interchange income	177	—	490	47
Loan servicing fees	274	447	957	997
Gain on sales of mortgage loans	411	321	886	811
Other	677	2,407	1,943	4,374
TOTAL NON-INTEREST INCOME	11,223	11,627	30,559	31,455
NON-INTEREST EXPENSE:
Salaries and employee benefits	18,521	17,159	53,231	51,263
Occupancy expense	2,556	2,389	7,116	7,120
Equipment expense	4,280	3,580	12,736	10,404
FDIC Expense	558	613	1,721	1,977
Other	12,649	8,524	29,833	25,168
TOTAL NON-INTEREST EXPENSE	38,564	32,265	104,637	95,932
INCOME BEFORE INCOME TAXES	10,429	19,312	37,140	58,395
Provision for income taxes	1,688	3,027	6,106	10,143
NET INCOME	8,741	16,285	31,034	48,252
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	31,628	(34,934)	24,067	(36,504)
Change in funded status of post retirement benefits, net of taxes	73	146	220	440
COMPREHENSIVE INCOME (LOSS)	$40,442	$(18,503)	$55,321	$12,188
PER SHARE DATA
Basic and Diluted Earnings per Share	$0.74	$1.37	$2.63	$4.02
Weighted average number of shares outstanding (in thousands)	11,808	11,901	11,809	11,993

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

September 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, July 1, 2023	$2,013	$143,632	$640,325	$(141,250)	$(147,832)	$496,888
Net income	—	—	16,285	—	—	16,285
Other comprehensive income (loss)	—	—	—	(34,788)	—	(34,788)
Omnibus Equity Incentive Plan	1	223	—	—	—	224
Treasury shares purchased (228,457 shares)	—	—	—	—	(8,441)	(8,441)
Balance, September 30, 2023	$2,014	$143,855	$656,610	$(176,038)	$(156,273)	$470,168

Balance, July 1, 2024	$2,016	$144,632	$673,728	$(134,501)	$(155,205)	$530,670
Net income	—	—	8,741	—	—	8,741
Other comprehensive income (loss)	—	—	—	31,701	—	31,701
Omnibus Equity Incentive Plan	—	153	—	—	—	153
Cash dividends, $.45 per share	—	—	(5,314)	—	—	(5,314)
Balance, September 30, 2024	$2,016	$144,785	$677,155	$(102,800)	$(155,205)	$565,951

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended

September 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2023	$2,012	$143,185	$614,829	$(139,974)	$(144,759)	$475,293
Net income	—	—	48,252	—	—	48,252
Other comprehensive income (loss)	—	—	—	(36,064)	—	(36,064)
Omnibus Equity Incentive Plan	2	670	—	—	—	672
Treasury shares purchased (319,664 shares)	—	—	—	—	(11,514)	(11,514)
Cash dividends, $.54 per share	—	—	(6,471)	—	—	(6,471)
Balance, September 30, 2023	$2,014	$143,855	$656,610	$(176,038)	$(156,273)	$470,168

Balance, January 1, 2024	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	31,034	—	—	31,034
Other comprehensive income (loss)	—	—	—	24,287	—	24,287
Omnibus Equity Incentive Plan	2	633	—	—	—	635
Treasury shares purchased (8,734 shares)	—	—	—	—	(376)	(376)
Cash dividends, $.90 per share	—	—	(15,946)	—	—	(15,946)
Balance, September 30, 2024	$2,016	$144,785	$677,155	$(102,800)	$(155,205)	$565,951

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,034	$48,252
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	3,489	3,817
Provision for credit losses	14,166	4,800
Securities (gains)/losses	(104)	—
Depreciation and amortization	6,617	4,903
Restricted stock compensation	635	672
Gain on sale of mortgage loans	(886)	(811)
(Gain) Loss on sale of other real estate	(60)	26
Other, net	(10,376)	4,534
NET CASH FROM OPERATING ACTIVITIES	44,515	66,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	50,662	—
Calls, maturities and principal reductions on securities available-for-sale	82,204	83,640
Purchases of securities available-for-sale	(40,096)	(29,650)
Loans made to customers, net of repayment	(85,682)	(54,314)
Net change in federal funds sold	(1,074)	8,686
Redemption of restricted stock	745	—
Purchase of restricted stock	(21)	(20)
Cash received (disbursed) from acquisitions, net	28,152	—
Proceeds from sales of other real estate owned	316	270
Additions to premises and equipment	(5,070)	(5,282)
NET CASH FROM INVESTING ACTIVITIES	30,136	3,330
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	4,947	(327,334)
Net change in short-term borrowings	17,142	61,859
Dividends paid	(15,934)	(15,383)
Purchase of treasury stock	(376)	(11,514)
Proceeds from other borrowings	1,525,000	1,430,000
Maturities of other borrowings	(1,604,877)	(1,355,000)
NET CASH FROM FINANCING ACTIVITIES	(74,098)	(217,372)
NET CHANGE IN CASH AND CASH EQUIVALENTS	553	(147,849)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,759	222,517
CASH AND DUE FROM BANKS, END OF PERIOD	$77,312	$74,668

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2024 and 2023 consolidated financial statements are unaudited. The December 31, 2023 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2023 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2023.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the nine months ended 2024 and 2023, 27,803 and 22,228 shares were awarded, respectively. These shares had a grant date value of $1.0 million and $1.0 million for 2024 and 2023, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. See footnote 12, Acquisitions, for more information.

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended September 30.

Allowance for Credit Losses:		September 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,015	$14,324	$11,986	$9	$38,334
PCD ACL on acquired loans	3,006	—	—	—	3,006
Provision for credit losses	4,246	2,766	2,113	275	9,400
Loans charged-off	(3,800)	(58)	(3,078)	—	(6,936)
Recoveries	1,197	93	1,075	—	2,365
Ending Balance	$16,664	$17,125	$12,096	$284	$46,169

Allowance for Credit Losses:		September 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,450	$15,268	$11,653	$536	$39,907
Provision for credit losses	(199)	(747)	2,303	(157)	1,200
Loans charged-off	(187)	(50)	(3,364)	—	(3,601)
Recoveries	177	67	1,284	—	1,528
Ending Balance	$12,241	$14,538	$11,876	$379	$39,034

The following table presents the activity of the allowance for credit losses by portfolio segment for the nine months ended September 30.

Allowance for Credit Losses:		September 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
PCD ACL on acquired loans	3,006	—	—	—	3,006
Provision for credit losses	6,328	2,686	5,247	(95)	14,166
Loans charged -off	(7,579)	(114)	(8,526)	—	(16,219)
Recoveries	1,645	226	3,578	—	5,449
Ending Balance	$16,664	$17,125	$12,096	$284	$46,169

Allowance for Credit Losses:		September 30, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	(630)	(81)	5,290	221	4,800
Loans charged -off	(702)	(192)	(10,626)	—	(11,520)
Recoveries	624	243	5,108	—	5,975
Ending Balance	$12,241	$14,538	$11,876	$379	$39,034

The tables below present the recorded investment in non-performing loans by class of loans.

	September 30, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$41	$2,771	$555
Farmland	—	1,066	806
Non Farm, Non Residential	—	1,615	994
Agriculture	—	736	714
All Other Commercial	—	1,240	956
Residential
First Liens	893	1,404	446
Home Equity	361	125	—
Junior Liens	175	89	27
Multifamily	85	436	367
All Other Residential	—	470	348
Consumer
Motor Vehicle	—	2,403	—
All Other Consumer	3	262	—
TOTAL	$1,558	$12,617	$5,213

	December 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$5	$13,971	$860
Farmland	—	1,221	1,201
Non Farm, Non Residential	—	995	1,011
Agriculture	—	1,147	1,103
All Other Commercial	—	1,046	1,027
Residential
First Liens	620	960	—
Home Equity	32	68	—
Junior Liens	239	67	—
Multifamily	47	543	373
All Other Residential	—	427	—
Consumer
Motor Vehicle	45	2,933	—
All Other Consumer	—	218	—
TOTAL	$988	$23,596	$5,575

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	September 30, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$597	$7,111
Farmland	1,224	—
Non Farm, Non Residential	4,345	—
Agriculture	—	714
All Other Commercial	1,161	—
Residential
First Liens	616	—
Home Equity	—	—
Junior Liens	27	—
Multifamily	367	—
All Other Residential	414	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,751	$7,825

	December 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1,454	$12,056
Farmland	1,633	—
Non Farm, Non Residential	3,919	—
Agriculture	49	1,054
All Other Commercial	1,027	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,836	$13,110

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$633	$902	$1,553	$3,088	$592,702	$595,790
Farmland	549	34	806	1,389	132,243	133,632
Non Farm, Non Residential	1,193	—	162	1,355	753,333	754,688
Agriculture	—	304	733	1,037	131,616	132,653
All Other Commercial	83	—	190	273	508,500	508,773
Residential
First Liens	2,297	682	1,529	4,508	442,827	447,335
Home Equity	831	414	459	1,704	84,715	86,419
Junior Liens	224	154	251	629	61,778	62,407
Multifamily	233	290	85	608	284,492	285,100
All Other Residential	—	45	426	471	45,756	46,227
Consumer
Motor Vehicle	7,635	1,126	891	9,652	632,007	641,659
All Other Consumer	431	122	101	654	31,966	32,620
TOTAL	$14,109	$4,073	$7,186	$25,368	$3,701,935	$3,727,303

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$668	$488	$1,136	$2,292	$649,801	$652,093
Farmland	58	—	1,201	1,259	132,147	133,406
Non Farm, Non Residential	—	—	—	—	439,009	439,009
Agriculture	—	—	1,141	1,141	139,900	141,041
All Other Commercial	—	—	—	—	464,776	464,776
Residential
First Liens	2,841	816	924	4,581	354,711	359,292
Home Equity	360	188	71	619	65,191	65,810
Junior Liens	462	124	262	848	57,985	58,833
Multifamily	117	140	373	630	191,104	191,734
All Other Residential	554	—	47	601	21,961	22,562
Consumer
Motor Vehicle	12,491	1,754	761	15,006	602,442	617,448
All Other Consumer	397	102	13	512	31,857	32,369
TOTAL	$17,948	$3,612	$5,929	$27,489	$3,150,884	$3,178,373

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

The following table presents the amortized cost of loans and leases at September 30, 2024 that were both experiencing financial difficulty and modified during the twelve months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$—	$—	$25	0.01%
Junior Liens	—	—	27	64	—	—	0.15%
Multifamily	—	—	—	—	—	367	0.13%
Consumer
Motor Vehicle	26	—	248	26	98	96	0.08%
TOTAL	$26	$—	$275	$90	$98	$488	0.03%

The Corporation has no commitments to lend additional amounts to the borrowers included in the table above.

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans and leases that have been modified during the twelve months ended September 30, 2024 are in a current status of repayment.

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended September 30, 2024.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
Junior Liens	$—	1.38%	36
Multifamily	—	1.25%	276
Consumer
Motor Vehicle	57	3.05%	21
TOTAL	$57	1.66%	142

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$—	$	$7	$—
TOTAL	$—	$—	$7	$—

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		September 30, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$72,582	$39,119	$138,029	$78,560	$36,878	$100,287	$83,865	$549,320
	Special Mention	—	92	606	9,622	3,268	895	93	$14,576
	Substandard	3,214	8,135	732	1,514	130	6,892	5,368	$25,985
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,056	1,047	831	458	217	85	—	$3,694
	Subtotal	$76,852	$48,393	$140,198	$90,154	$40,493	$108,159	$89,326	$593,575

	Current period gross charge-offs	$-	$-	$1,982	$4,716	$54	$48	$-	$6,800

Farmland	Pass	$9,196	$20,060	$15,688	$20,659	$7,842	$53,995	$486	$127,926
	Special Mention	—	—	—	—	—	1,007	—	$1,007
	Substandard	—	—	36	246	40	1,512	—	$1,834
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$9,196	$20,060	$15,724	$20,905	$7,882	$56,528	$486	$130,781

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$72,876	$85,192	$164,821	$183,541	$41,400	$173,560	$19,247	$740,637
	Special Mention	—	—	684	964	—	820	—	$2,468
	Substandard	654	52	179	2,770	104	5,031	—	$8,790
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	663	63	—	$726
	Subtotal	$73,530	$85,244	$165,684	$187,275	$42,167	$179,474	$19,247	$752,621

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$7,190	$8,475	$9,801	$5,482	$5,107	$25,304	$64,219	$125,578
	Special Mention	—	—	84	—	5	506	2,395	$2,990
	Substandard	—	—	—	—	—	742	—	$742
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	13	—	30	24	17	4	—	$88
	Subtotal	$7,203	$8,475	$9,915	$5,506	$5,129	$26,556	$66,614	$129,398

	Current period gross charge-offs	$-	$-	$53	$-	$-	$-	$-	$53

Other Commercial	Pass	$28,973	$49,417	$104,025	$110,152	$94,226	$106,102	$10,959	$503,854
	Special Mention	—	—	—	—	—	777	—	$777
	Substandard	—	—	956	11	25	270	—	$1,262
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	29	—	11	430	—	$470
	Subtotal	$28,973	$49,417	$105,010	$110,163	$94,262	$107,579	$10,959	$506,363

	Current period gross charge-offs	$626	$100	$-	$-	$-	$-	$-	$726

Residential
Multifamily >5 Residential	Pass	$23,934	$65,706	$63,063	$56,596	$23,180	$27,783	$2,110	$262,372
	Special Mention	—	—	12,882	—	346	6,329	—	$19,557
	Substandard	—	—	—	—	—	367	—	$367
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	1,085	—	688	—	$1,773
	Subtotal	$23,934	$65,706	$75,945	$57,681	$23,526	$35,167	$2,110	$284,069

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$214,751	$267,969	$495,427	$454,990	$208,633	$487,031	$180,886	$2,309,687
	Special Mention	—	92	14,256	10,586	3,619	10,334	2,488	$41,375
	Substandard	3,868	8,187	1,903	4,541	299	14,814	5,368	$38,980
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,069	1,047	890	1,567	908	1,284	—	$6,765
		$219,688	$277,295	$512,476	$471,684	$213,459	$513,463	$188,742	$2,396,807

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$80,873	$131,522	$112,811	$47,445	$44,257	$100,872	$81,551	$599,331
	Special Mention	6	221	10,025	3,442	323	866	2,715	$17,598
	Substandard	3,620	4,734	1,842	981	1,789	5,354	7,932	$26,252
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,352	847	431	144	93	—	$6,343
	Subtotal	$87,975	$137,829	$125,525	$52,299	$46,513	$107,185	$92,198	$649,524

	Current period gross charge-offs	$8	$72	$40	$78	$24	$49	$-	$271

Farmland	Pass	$21,232	$16,025	$20,794	$8,310	$8,790	$52,357	$287	$127,795
	Special Mention	—	—	4	—	363	710	—	$1,077
	Substandard	—	—	—	41	309	1,370	—	$1,720
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$21,232	$16,025	$20,798	$8,351	$9,462	$54,451	$287	$130,606

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$73,740	$123,319	$69,477	$23,965	$22,550	$106,752	$7,606	$427,409
	Special Mention	—	732	995	—	845	—	—	$2,572
	Substandard	102	—	—	—	479	6,356	—	$6,937
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	678	—	65	—	$743
	Subtotal	$73,842	$124,051	$70,472	$24,643	$23,874	$113,173	$7,606	$437,661

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$10,764	$11,299	$6,614	$6,118	$7,443	$25,678	$64,476	$132,392
	Special Mention	—	86	—	8	—	605	3,618	$4,317
	Substandard	—	55	—	—	50	1,067	—	$1,172
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	51	31	35	24	—	—	$141
	Subtotal	$10,764	$11,491	$6,645	$6,161	$7,517	$27,350	$68,094	$138,022

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$27,401	$105,046	$104,307	$94,029	$4,774	$112,159	$9,177	$456,893
	Special Mention	—	—	—	2,478	—	830	—	$3,308
	Substandard	—	1,027	16	—	—	—	—	$1,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	12	—	—	—	457	—	$469
	Subtotal	$27,401	$106,085	$104,323	$96,507	$4,774	$113,446	$9,177	$461,713

	Current period gross charge-offs	$675	$-	$-	$-	$20	$-	$-	$695

Residential
Multifamily >5 Residential	Pass	$34,551	$62,845	$32,273	$22,590	$6,397	$23,215	$382	$182,253
	Special Mention	—	—	—	357	—	6,571	—	$6,928
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,102	—	—	251	—	$1,353
	Subtotal	$34,551	$62,845	$33,375	$22,947	$6,397	$30,410	$382	$190,907

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$248,561	$450,056	$346,276	$202,457	$94,211	$421,033	$163,479	$1,926,073
	Special Mention	6	1,039	11,024	6,285	1,531	9,582	6,333	$35,800
	Substandard	3,722	5,816	1,858	1,022	2,627	14,520	7,932	$37,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,415	1,980	1,144	168	880	—	$9,063
		$255,765	$458,326	$361,138	$210,908	$98,537	$446,015	$177,744	$2,008,433

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

		September 30, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$46,141	$51,929	$91,555	$70,498	$39,216	$141,406	$2,465	$443,210
	Non-performing	—	—	—	—	224	2,447	—	$2,671
	Subtotal	$46,141	$51,929	$91,555	$70,498	$39,440	$143,853	$2,465	$445,881

	Current period gross charge-offs	$-	$-	$-	$-	$-	$57	$-	$57

Home Equity	Performing	$194	$928	$327	$28	$45	$1,349	$82,724	$85,595
	Non-performing	—	—	43	—	41	83	316	$483
	Subtotal	$194	$928	$370	$28	$86	$1,432	$83,040	$86,078

	Current period gross charge-offs	$-	$-	$22	$-	$-	$-	$35	$57

Junior Liens	Performing	$10,225	$13,310	$13,236	$6,924	$5,472	$9,962	$2,838	$61,967
	Non-performing	—	39	—	41	62	123	—	$265
	Subtotal	$10,225	$13,349	$13,236	$6,965	$5,534	$10,085	$2,838	$62,232

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Residential	Performing	$15,182	$15,724	$7,597	$4,485	$639	$1,723	$178	$45,528
	Non-performing	—	—	—	61	5	422	—	$488
	Subtotal	$15,182	$15,724	$7,597	$4,546	$644	$2,145	$178	$46,016

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$198,130	$206,446	$157,178	$44,248	$25,608	$4,890	$11	$636,511
	Non-performing	52	426	1,059	385	346	111	—	$2,379
	Subtotal	$198,182	$206,872	$158,237	$44,633	$25,954	$5,001	$11	$638,890

	Current period gross charge-offs	$295	$2,122	$3,682	$1,389	$524	$73	$-	$8,085

Other Consumer	Performing	$9,802	$8,204	$4,062	$2,475	$1,382	$826	$5,403	$32,154
	Non-performing	20	84	47	98	32	4	24	$309
	Subtotal	$9,822	$8,288	$4,109	$2,573	$1,414	$830	$5,427	$32,463

	Current period gross charge-offs	$16	$147	$111	$8	$7	$23	$129	$441

Total	Performing	$279,674	$296,541	$273,955	$128,658	$72,362	$160,156	$93,619	$1,304,965
	Non-performing	72	549	1,149	585	710	3,190	340	$6,595
Total other loans		$279,746	$297,090	$275,104	$129,243	$73,072	$163,346	$93,959	$1,311,560

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$49,146	$70,952	$65,232	$36,751	$15,185	$118,087	$1,066	$356,419
	Non-performing	—	121	—	65	57	1,504	—	$1,747
	Subtotal	$49,146	$71,073	$65,232	$36,816	$15,242	$119,591	$1,066	$358,166

	Current period gross charge-offs	$-	$-	$-	$-	$-	$167	$-	$167

Home Equity	Performing	$61	$68	$—	$7	$378	$866	$64,102	$65,482
	Non-performing	—	22	—	17	—	60	—	$99
	Subtotal	$61	$90	$—	$24	$378	$926	$64,102	$65,581

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$15,050	$15,431	$8,248	$5,557	$4,280	$8,094	$1,698	$58,358
	Non-performing	—	53	45	104	—	103	—	$305
	Subtotal	$15,050	$15,484	$8,293	$5,661	$4,280	$8,197	$1,698	$58,663

	Current period gross charge-offs	$-	$-	$-	$-	$24	$24	$-	$48

Other Residential	Performing	$6,432	$9,477	$3,100	$421	$641	$1,511	$415	$21,997
	Non-performing	—	—	46	—	390	38	—	$474
	Subtotal	$6,432	$9,477	$3,146	$421	$1,031	$1,549	$415	$22,471

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer
Motor Vehicle	Performing	$264,933	$215,125	$70,926	$46,939	$12,038	$2,177	$—	$612,138
	Non-performing	232	973	520	532	134	30	—	$2,421
	Subtotal	$265,165	$216,098	$71,446	$47,471	$12,172	$2,207	$—	$614,559

	Current period gross charge-offs	$841	$7,722	$3,101	$1,448	$499	$174	$-	$13,785

Other Consumer	Performing	$12,561	$6,895	$3,778	$2,189	$659	$692	$5,203	$31,977
	Non-performing	—	20	145	39	17	—	1	$222
	Subtotal	$12,561	$6,915	$3,923	$2,228	$676	$692	$5,204	$32,199

	Current period gross charge-offs	$61	$213	$61	$37	$3	$5	$149	$529

Total	Performing	$348,183	$317,948	$151,284	$91,864	$33,181	$131,427	$72,484	$1,146,371
	Non-performing	232	1,189	756	757	598	1,735	1	$5,268
Total other loans		$348,415	$319,137	$152,040	$92,621	$33,779	$133,162	$72,485	$1,151,639

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$94,500	$59	$(8,828)	$85,731
Mortgage Backed Securities - residential	648,034	1,226	(65,958)	583,302
Mortgage Backed Securities - commercial	16,246	203	(201)	16,248
Collateralized mortgage obligations	195,631	77	(22,306)	173,402
State and municipal obligations	397,643	1,257	(26,061)	372,839
Municipal taxable	41,166	111	(4,155)	37,122
U.S. Treasury	473	—	(1)	472
Collateralized debt obligations	—	2,876	—	2,876
TOTAL	$1,393,693	$5,809	$(127,510)	$1,271,992

	December 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$102,978	$4	$(11,542)	$91,440
Mortgage Backed Securities-residential	653,507	53	(83,675)	569,885
Mortgage Backed Securities-commercial	7,919	—	(436)	7,483
Collateralized mortgage obligations	209,398	6	(28,575)	180,829
State and municipal obligations	397,413	1,407	(28,009)	370,811
Municipal taxable	39,872	12	(5,599)	34,285
U.S. Treasury	1,411	—	(9)	1,402
Collateralized debt obligations	—	3,002	—	3,002
TOTAL	$1,412,498	$4,484	$(157,845)	$1,259,137

Contractual maturities of debt securities at September 30, 2024 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,469	$7,394
Due after one but within five years	46,959	45,931
Due after five but within ten years	114,073	112,550
Due after ten years	365,281	333,165
	533,782	499,040
Mortgage-backed securities and collateralized mortgage obligations	859,911	772,952
TOTAL	$1,393,693	$1,271,992

For the three and nine months ended September 30, 2024, there were $132 thousand and $133 thousand in gross gains and $29 thousand in gross losses for both periods. There were no gross gains and losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2023.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$91	$(9)	$81,452	$(8,819)	$81,543	$(8,828)
Mortgage Backed Securities - Residential	—	—	518,811	(65,958)	518,811	(65,958)
Mortgage Backed Securities - Commercial	1,959	(2)	7,609	(199)	9,568	(201)
Collateralized mortgage obligations	—	—	168,489	(22,306)	168,489	(22,306)
State and municipal obligations	18,228	(65)	245,087	(25,996)	263,315	(26,061)
Municipal taxable	—	—	33,143	(4,155)	33,143	(4,155)
U.S. Treasury	472	(1)	—	—	472	(1)
Total temporarily impaired securities	$20,750	$(77)	$1,054,591	$(127,433)	$1,075,341	$(127,510)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,757	$(73)	$87,291	$(11,469)	$91,048	$(11,542)
Mortgage Backed Securities - Residential	3,810	(41)	556,414	(83,634)	560,224	(83,675)
Mortgage Backed Securities - Commercial	—	—	7,483	(436)	7,483	(436)
Collateralized mortgage obligations	12,981	(303)	164,871	(28,272)	177,852	(28,575)
State and municipal obligations	45,154	(319)	212,022	(27,690)	257,176	(28,009)
Municipal taxable	—	—	31,958	(5,599)	31,958	(5,599)
U.S. Treasury	1,402	(9)	—	—	1,402	(9)
Total temporarily impaired securities	$67,104	$(745)	$1,060,039	$(157,100)	$1,127,143	$(157,845)

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

Gross unrealized losses on investment securities were $127.5 million as of September 30, 2024 and $157.8 million as of December 31, 2023. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $28.0 million at September 30, 2024 and $7.8 million at December 31, 2023. See footnote 2, New accounting standards, for the impact of the adoption of ASU 2023-02. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $19.9 million at September 30, 2024. The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $232 thousand during the nine months ended September 30, 2024, and $585 thousand during the nine months ended September 30, 2023, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $1.7 million during the nine months ended September 30, 2024, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.4 million during the nine months ended September 30, 2024, and $1.4 million during the nine months ended September 30, 2023.

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

	September 30, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$85,731	$—	$85,731
Mortgage Backed Securities-residential	—	583,302	—	583,302
Mortgage Backed Securities-commercial	—	16,248	—	16,248
Collateralized mortgage obligations	—	173,402	—	173,402
State and municipal	—	372,034	805	372,839
Municipal taxable	—	37,122	—	37,122
U.S. Treasury	—	472	—	472
Collateralized debt obligations	—	—	2,876	2,876
TOTAL	$—	$1,268,311	$3,681	$1,271,992
Derivative Assets		3,163
Derivative Liabilities		(3,163)

	December 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,440	$—	$91,440
Mortgage Backed Securities-residential	—	569,885	—	569,885
Mortgage Backed Securities-commercial	—	7,483	—	7,483
Collateralized mortgage obligations	—	180,829	—	180,829
State and municipal	—	369,631	1,180	370,811
Municipal taxable	—	34,285	—	34,285
U.S. Treasury	—	1,402	—	1,402
Collateralized debt obligations	—	—	3,002	3,002
TOTAL	$—	$1,254,955	$4,182	$1,259,137
Derivative Assets		2,878
Derivative Liabilities		(2,878)

There were no transfers between Level 1 and Level 2 during 2024 and 2023.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	September 30, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, July 1	$805	$2,892	$3,697
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(16)	(16)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$805	$2,876	$3,681

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
	September 30, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,180	$3,002	$4,182
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(126)	(126)
Transfers	—	—	—
Settlements	(375)	—	(375)
Ending balance, September 30	$805	$2,876	$3,681

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

Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2024 with a value of $169 thousand was reduced by $45 thousand for fair value adjustment. At September 30, 2024 other real estate owned was comprised of $28 thousand from commercial loans and $141 thousand from residential loans. Other real estate owned at December 31, 2023 with a value of $107 thousand was reduced by $57 thousand for fair value adjustment. At December 31, 2023 other real estate owned was comprised of $26 thousand from commercial loans and $81 thousand from residential loans.

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

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,876	Discounted cash flow	Discount rate	7.30%
Collateral dependent loans	$4,965	Discounted cash flow	Discount rate for age of appraisal and market conditions	5.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$3,002	Discounted cash flow	Discount rate	7.36%
Collateral dependent loans	11,306	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at September 30, 2024 and December 31, 2023, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$77,312	$32,855	$44,457	$—	$77,312
Federal funds sold	—	—	—	—	—
Securities available-for-sale	1,271,992	—	1,268,311	3,681	1,271,992
Restricted stock	15,366	n/a	n/a	n/a	n/a
Loans, net	3,669,066	—	—	3,584,596	3,584,596
Accrued interest receivable	25,386	—	6,700	18,686	25,386
Deposits	(4,717,489)	—	(4,711,554)	—	(4,711,554)
Short-term borrowings	(84,363)	—	(84,363)	—	(84,363)
Other borrowings	(30,456)	—	(32,159)	—	(32,159)
Accrued interest payable	(4,254)	—	(4,254)	—	(4,254)

	December 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$76,759	$25,467	$51,292	$—	$76,759
Federal funds sold	282	—	282	—	282
Securities available-for-sale	1,259,137	—	1,254,955	4,182	1,259,137
Restricted stock	15,364	n/a	n/a	n/a	n/a
Loans, net	3,128,054	—	—	3,025,621	3,025,621
Accrued interest receivable	24,877	—	6,755	18,122	24,877
Deposits	(4,090,068)	—	(4,094,552)	—	(4,094,552)
Short-term borrowings	(67,221)	—	(67,221)	—	(67,221)
Other borrowings	(108,577)	—	(108,496)	—	(108,496)
Accrued interest payable	(2,588)	—	(2,588)	—	(2,588)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	September 30, 2024	December 31, 2023
Federal Funds Purchased	$48,900	$27,300
Repurchase Agreements	35,463	39,921
	$84,363	$67,221

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

September 30, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$26,338	$—	$1,990	$7,135	$35,463

December 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$32,319	$300	$3,637	$3,665	$39,921

Other borrowings:

Other borrowings at September 30, 2024 and December 31, 2023 are summarized as follows:

(Dollar amounts in thousands)	September 30, 2024	December 31, 2023
FHLB advances	$7,539	$108,577
Notes payable	22,917	—
TOTAL	$30,456	$108,577

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended September 30,

2025	$1,002
2026	5,200
2027	22,917
2028	1,337
2029	—
Thereafter	—
$30,456

At September 30, 2024 and December 31, 2023, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $7.5 million of advances from the FHLB at September 30, 2024, and $108.6 million of advances at December 31, 2023. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation secured a note payable to a commercial bank in the second quarter 2024. The balance at September 30, 2024 is $23 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$142	$157	$4	$5	$424	$471	$12	$15
Interest cost	947	956	34	38	2,841	2,868	103	115
Expected return on plan assets	(1,051)	(970)	—	—	(3,154)	(2,909)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	109	188	(20)	(13)	326	564	(60)	(40)
Net Periodic Benefit Cost	$147	$331	$18	$30	$437	$994	$55	$90

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2023 that it expected to contribute $3.9 million and $604 thousand respectively to its Pension Plan and ESOP and $249 thousand to the Post Retirement Health Benefits Plan in 2024. Contributions of $3.0 million have been made to the Pension Plan thus far in 2024. Contributions of $161 thousand have been made through the first nine months of 2024 for the Post Retirement Health Benefits plan. No contributions have been made in 2024 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2024 and 2023 there has been $2.4 million and $1.9 million of expense accrued for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and nine months ended September 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2024	2023	2024	2023
Non-interest income
Service charges on deposits and debit card fee income	$8,139	$7,099	$21,576	$20,971
Trust and financial services	1,251	1,140	3,903	3,642
Interchange income	177	—	490	47
Net gains on sales of loans (a)	411	321	886	811
Loan servicing fees (a)	274	447	957	997
Net gains/(losses) on sales of securities (a)	103	—	104	—
Other service charges and fees (a)	191	213	700	613
Other (b)	677	2,407	1,943	4,374
Total non-interest income	$11,223	$11,627	$30,559	$31,455
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2024 and September 30, 2023, totaling $(25) thousand and zero, respectively, and for the nine months ended for the same periods, totaling $61 thousand and $(31) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

Trust and financial services: The Corporation earns asset management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Other related services provided and the fees the Corporation earns, which are based on a fixed fee schedule, are recognized when the services are rendered.

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

10.   Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2024 and 2023.

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(125,561)	$(8,940)	$(134,501)
Change in other comprehensive income (loss) before reclassification	31,705	—	31,705
Amounts reclassified from accumulated other comprehensive income	(77)	73	(4)
Net current period other comprehensive income (loss)	31,628	73	31,701
Ending balance, September 30,	$(93,933)	$(8,867)	$(102,800)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	24,145	—	24,145
Amounts reclassified from accumulated other comprehensive income	(78)	220	142
Net current period other comprehensive income (loss)	24,067	220	24,287
Ending balance, September 30,	$(93,933)	$(8,867)	$(102,800)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(130,466)	$(10,784)	$(141,250)
Change in other comprehensive income (loss) before reclassification	(34,934)	—	(34,934)
Amounts reclassified from accumulated other comprehensive income	—	146	146
Net current period other comprehensive income (loss)	(34,934)	146	(34,788)
Ending balance, September 30,	$(165,400)	$(10,638)	$(176,038)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	(36,504)	—	(36,504)
Amounts reclassified from accumulated other comprehensive income	—	440	440
Net current period other comprehensive income (loss)	(36,504)	440	(36,064)
Ending balance, September 30,	$(165,400)	$(10,638)	$(176,038)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2024	Change	9/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(127,730)	$31,640	$(96,090)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,169	(12)	2,157
Total unrealized loss on securities available-for-sale	$(125,561)	$31,628	$(93,933)
Unrealized gain (loss) on retirement plans	(8,940)	73	(8,867)
TOTAL	$(134,501)	$31,701	$(102,800)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	9/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$24,162	$(96,090)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(95)	2,157
Total unrealized gain (loss) on securities available-for-sale	$(118,000)	$24,067	$(93,933)
Unrealized gain (loss) on retirement plans	(9,087)	220	(8,867)
TOTAL	$(127,087)	$24,287	$(102,800)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2023	Change	9/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(132,671)	$(34,997)	$(167,668)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,205	63	2,268
Total unrealized gain (loss) on securities available-for-sale	$(130,466)	$(34,934)	$(165,400)
Unrealized loss on retirement plans	(10,784)	146	(10,638)
TOTAL	$(141,250)	$(34,788)	$(176,038)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	9/30/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$(36,533)	$(167,668)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	29	2,268
Total unrealized income (loss) on securities available-for-sale	$(128,896)	$(36,504)	$(165,400)
Unrealized gain (loss) on retirement plans	(11,078)	440	(10,638)
TOTAL	$(139,974)	$(36,064)	$(176,038)

	Three Months Ended September 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$103		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$77		Net of tax

Amortization of	$(97)	(a)	Salary and benefits
retirement plan items	24		Income tax expense
	$(73)		Net of tax
Total reclassifications for the period	$4		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

	Nine Months Ended September 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$104		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$78		Net of tax

Amortization of	$(293)	(a)	Salary and benefits
retirement plan items	73		Income tax expense
	$(220)		Net of tax
Total reclassifications for the period	$(142)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Three Months Ended September 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(195)	(a)	Salary and benefits
retirement plan items	49		Income tax expense
	$(146)		Net of tax
Total reclassifications for the period	$(146)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

Nine Months Ended September 30, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(587)	(a)	Salary and benefits
retirement plan items	147		Income tax expense
	$(440)		Net of tax
Total reclassifications for the period	$(440)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 7 for additional details).

11.   Leases

The Corporation leases certain branches under operating leases. At September 30, 2024, the Corporation had lease liabilities totaling $8,067,000 and right-of-use assets totaling $7,978,000 related to these leases. At December 31, 2023, the Corporation had lease liabilities totaling $5,456,000 and right-of-use assets totaling $5,392,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2024, the weighted average remaining lease term for operating leases was 11.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.19%.

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

Lease costs were as follows:

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2024
Operating lease cost	$849
Short-term lease cost	83
Variable lease cost	18
Total lease cost	$950

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	792
Right-of-use assets obtained in exchange for new operating lease liabilities	3,262

The right-of-use assets obtained above includes $2.8 million in assets acquired in the SimplyBank acquisition. Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024 were as follows:

(Dollar amounts in thousands)	September 30, 2024
Twelve Months Ended September 30,
2025	$1,218
2026	1,154
2027	1,118
2028	1,062
2029	741
Thereafter	4,846
Total Future Minimum Lease Payments	10,139
Amounts Representing Interest	(2,072)
Present Value of Net Future Minimum Lease Payments	$8,067

12.   Acquisitions

On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), other than dissenting shares, each share of SimplyBank Common Stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive $718.38 per share in cash. The aggregate value of the transaction was approximately $73.4 million. Acquisition-related costs of $1.7 million are included in the Corporation’s income statement for the year-to-date period ended September 30, 2024.

Goodwill of $10.3 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill value is subject to change pending receipt of the final valuation. The goodwill for SimplyBank is deductible for income tax purposes as the transaction was accounted for as a taxable acquisition. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$73,400	$—	$73,400

Fair value of total consideration transferred	$73,400	$—	$73,400

Assets acquired
Cash	$101,553	$—	$101,553
Investment securities available-for-sale	77,350	—	77,350
Federal funds sold	—	—	—
Bank owned life insurance	12,816	—	12,816
Federal Home Loan Bank stock	726	—	726
Loans	467,997	—	467,997
Premises and equipment	14,231	—	14,231
Core deposit intangibles	19,788	—	19,788
Other assets	6,184	—	6,184
Total assets acquired	700,645	—	700,645

Liabilities assumed
Deposits	622,937	—	622,937
FHLB advances	1,719	—	1,719
Other liabilities	12,899	—	12,899
Total liabilities assumed	637,555	—	637,555

Net identifiable assets	63,090	—	63,090
Goodwill	$10,310	$—	$10,310

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to guidance relating to purchase credit deteriorated loans, which have shown evidence of credit deterioration since origination.

The fair value of purchased financial assets with credit deterioration was $1.7 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $4.7 million. The Corporation estimates, on the date of acquisition, that $3.0 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2023. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Nine Months Ended September 30,
(Dollar amounts in thousands, except per share data)	2024	2023
Net interest income	$138,839	$150,024
Net income	$20,184	$56,355
Basic and diluted earnings per share	$1.71	$4.70

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

The ACL and allowance for unfunded commitments were $46.2 million and $1.8 million, respectively at September 30, 2024, compared to $39.8 million and $2.0 million, respectively at December 31, 2023. The qualitative amount of the reserve increased $1.6 million to $12.6 million. The quantitative amount is $33.3 million at September 30, 2024, compared to $28.4 million at December 31, 2023. There was a decrease of $200 thousand in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended September 30, 2024 was $8.7 million, compared to $16.3 million for the same period in 2023. Basic earnings per share decreased to $0.74 for the third quarter of 2024 compared to $1.37 for the same period in 2023. Return on average assets and return on average equity were 0.64% and 6.39% respectively, for the three months ended September 30, 2024 compared to 1.35% and 13.19% for the three months ended September 30, 2023. Net income for the nine months ended September 30, 2024 was $31.0 million, compared to $48.3 million for the same period in 2023. Basic earnings per share decreased to $2.63 for the first nine months of 2024 compared to $4.02 for the same period in 2023. Return on average assets and return on average equity were 0.82% and 7.80% respectively, for the nine months ended September 30, 2024 compared to 1.33% and 12.98% for the nine months ended September 30, 2023.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 24.6% of assets at September 30, 2024. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.

●	Asset quality remains solid, with a non-performing asset ratio of 0.31% of total assets as of September 30, 2024 and net charge-offs of 0.43% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The Corporation will continue its safe and sound banking practices, but the continuing impact of the 2023 crisis and further extent on the Corporation’s operations and financial results for the remainder of 2024 is uncertain and cannot be predicted.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $6.0 million in the three months ended September 30, 2024 to $47.2 million from $41.2 million in the same period in 2023. The net interest margin for the three months ended September 30, 2024 is 3.78% compared to 3.74% for the same period in 2023, a 1.16% increase. Net interest income decreased $2.3 million in the nine months ended September 30, 2024 to $125.4 million from $127.7 million in the same period in 2023. The net interest margin for the nine months ended September 30, 2024 is 3.63% compared to 3.83% for the same period in 2023.

The increase in yields on net loans and leases of 44 basis points is the primary contributor to the improved yield on average earning assets for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, which was due to market conditions as a result of Federal Reserve interest rate increases. Comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, the effective rate paid on average interest-bearing deposits increased 72 basis points, due to rate competition in the market. For the same period discussed above, interest paid on other borrowings increased 99 basis points due to higher borrowing rates.

Non-Interest Income

Non-interest income for the three months ended September 30, 2024 was $11.2 million compared to $11.6 million for the same period in 2023. Non-interest income for the nine months ended September 30, 2024 was $30.6 million compared to $31.5 million for the same period in 2023.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2024 was $38.6 million compared to $32.3 million for the same period in 2023. The Corporation’s non-interest expense for the nine months ended September 30, 2024 increased $8.7 million to $104.6 milllion compared to the same period in 2023. This includes $1.7 million of acquisition related expenses, as well as an overall increase in operating expenses as a result of the acquisition.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended September 30, 2024, was $9.4 million, compared to provision of $1.2 million for the same period of 2023. Net charge-offs for the third quarter of 2024 were $4.6 million compared to net charge-offs of $2.1 million for the same period of 2023. The provision for credit losses increased $9.4 million to $14.2 million for the nine months ended September 30, 2024, compared to a provision of $4.8 million for the same period in 2023. Net charge-offs for the first nine months of 2024 increased $5.2 million to $10.8 million compared to the same period in 2023. The Corporation recorded $5.5 million in Day 2 provision on non-PCD loans acquired from SimplyBank. Additionally, the increase in provision as well as charge-offs were related to one previously identified credit, reflecting further deterioration in collateral values in the quarter. No further losses are expected on this credit. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first nine months of 2024, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2024 was 16.44% compared to 17.37% for the same period in 2023. Pretax income for the first nine months in 2023 was significantly higher than pretax income for first nine months in 2024. Since our permanent differences remained similar, income was the driving factor for the decrease in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $14.1 million at September 30, 2024 compared to $24.6 million at December 31, 2023. Nonperforming loans increased 12.3% compared to $12.6 million as of September 30, 2023.

A summary of non-performing loans at September 30, 2024 and December 31, 2023 follows:

	(000's)
	September 30, 2024	December 31, 2023
Non-accrual loans	$12,617	$23,596
Accruing loans past due over 90 days	1,517	960
	$14,134	$24,556

Ratio of the allowance for credit losses as a percentage of non-performing loans	326.7%	161.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	September 30, 2024	December 31, 2023
Non-accrual loans
Commercial loans	$7,428	$18,380
Residential loans	2,524	2,065
Consumer loans	2,665	3,151
	$12,617	$23,596
Past due 90 days or more
Commercial loans	$38	$4
Residential loans	1,475	911
Consumer loans	4	45
	$1,517	$960

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2024. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.55% over the next 12 months and increase 1.09% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 5.96% over the next 12 months and increase 2.74% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	6.88%	(2.95)%	(13.56)%
Down 200	6.32	(0.36)	(7.92)
Down 100	5.96	2.74	(1.14)
Up 100	(1.55)	1.09	4.57
Up 200	(6.25)	(1.13)	5.76
Up 300	(9.48)	(1.89)	8.41

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $14.4 million of investments that mature throughout the next 12 months. The Corporation also anticipates $131.9 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $26.9 million in securities to be called within the next 12 months. The Corporation also has $346.3 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $378.9 million available with the Federal Reserve Bank, and $125 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2024 to year-ended December 31, 2023, loans net of deferred loan costs, have increased $547 million to $3.7 billion. Deposits increased 15.3% to $4.7 billion at September 30, 2024 compared to December 31, 2023. Other borrowings decreased $78.1 million to $30.5 million at September 30, 2024 compared to December 31, 2023. Shareholders’ equity increased 7.19% or $38.0 million. This financial performance increased book value per share 7.08% to $47.93 at September 30, 2024 from $44.76 at December 31, 2023. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss increased $24.3 million primarily due to the market value of the securities portfolio, which reflected the increase in securities pricing.

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

	September 30, 2024	December 31, 2023	To Be Well Capitalized
Common equity tier 1 capital
Corporation	12.31%	14.76%	N/A
First Financial Bank	12.63%	13.84%	—%
Total risk-based capital
Corporation	13.34%	15.80%	N/A
First Financial Bank	13.67%	14.89%	—%
Tier I risk-based capital
Corporation	12.31%	14.76%	N/A
First Financial Bank	12.63%	13.84%	—%
Tier I leverage capital
Corporation	10.25%	12.14%	N/A
First Financial Bank	10.27%	10.73%	—%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2024 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2024	—	—	—	—
August 1-31, 2024	—	—	—	—
September 1-30, 2024	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended September 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2024, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed August 7, 2024.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2024, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August 7, 2024.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2024, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed August 7, 2024.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2024, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed August 7, 2024.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by Principal Executive Officer, dated November 6, 2024.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 by Principal Financial Officer, dated November 6, 2024.
32.1

Certification, dated November 6, 2024, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2024.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2024, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 6, 2024	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: November 6, 2024	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)