Form 10-K
period 2024-12-31
FIRST FINANCIAL CORP /IN/
filed 2025-03-05
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $398,936,323. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 3, 2025—11,853,489 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 16, 2025 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FIRST FINANCIAL CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, and depositor services through its subsidiary. At the close of business in 2024 the Corporation and its subsidiaries had 937 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates seven full-service banking branches within the county; three in Clay County, Ind.; one in Daviess County, Ind.; one in Greene County, Ind.; one in Knox County, Ind.; two in Parke County, Ind.; one in Putnam County, Ind., two in Sullivan County, Ind.; one in Vanderburgh, County, Ind.; three in Vermillion County, Ind.; four in Champaign County, Illinois; one in Clark County, Ill.; one in Coles County, Ill.; one in Crawford County, Ill.; one in Franklin County, Ill.; one in Jasper County, Ill.; two in Jefferson County, Ill.; one in Lawrence County, Ill.; two in Livingston County, Ill.; two in Marion County, Ill.; two in McLean County, Ill.; one in Richland County, Ill.; five in Vermilion County, Ill.; one in Wayne County, Ill; one in Breckinridge County, Kentucky; one in Calloway County, Ky; three in Christian County, Ky; two in Fulton County, Ky; two in Hancock County, Ky; two in Hopkins County, Ky; two in Marshall County, Ky; one in Todd County, Ky; one in Trigg County, Ky; one in Warren County, Ky; one in Bradley County, Tennessee; three in Cheatham County, Tn; two in Hamilton County, Tn; one in Meigs County, Tn; three in Montgomery County, Tn; one in Polk County, Tn; three in Rhea County, Tn; and two in Roane County, Tn. There are seven loan production offices, one in Allen County, Indiana; one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Hamilton County, Tennessee; one in Rutherford County, Tn; and one in Williamson County, Tn. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation’s operations center and provides additional office space. JBMM, LLC and Fort Webb LP, LLC are both located in Christian County, Ky.

COMPETITION

First Financial Bank faces competition from other financial institutions. These competitors consist of commercial banks, a mutual savings bank and other financial institutions, including consumer finance companies, insurance companies, brokerage firms and credit unions.

The Corporation’s business activities are centered in west-central Indiana, east-central Illinois, western Kentucky, eastern and central Tennessee, and northern Georgia. The Corporation has no foreign activities.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

●	7.00% CET1 to risk-weighted assets;
●	8.50% Tier 1 capital to risk-weighted assets; and
●	10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2024, are shown below:

●	12.43% CET1 to risk-weighted assets;
●	12.43% Tier 1 capital to risk-weighted assets;
●	13.46% Total capital to risk-weighted assets; and
●	10.38% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2024, are shown below:

●	12.76% CET1 to risk-weighted assets;
●	12.76% Tier 1 capital to risk-weighted assets;
●	13.81% Total capital to risk-weighted assets; and
●	10.26% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $2.8 million in 2024.

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

The Corporation believes that, as of December 31, 2024, the Bank was “well capitalized” based on the aforementioned ratios.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Corporation and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. These regulations were later amended in 2016, however rulings have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives.

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

ITEM 1A.RISK FACTORS

An investment in the Corporation involves risk, some of which, including market, liquidity, credit, operational, legal, compliance, regulatory, reputational, and strategic risks, could be substantial and is inherent in our business. This risk also includes the possibility that the value of the investment could decrease considerably, you could lose all or part of your investment, and dividends or other distributions concerning the investment could be reduced or eliminated. Discussed below are the most significant risks and uncertainties that management believes could adversely affect our financial results and condition, as well as the value of, and return on, an investment in the Corporation. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.

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

As a result of these failures, enhanced scrutiny from regulators and potential new legislation may impact our ability to operate. Depending upon any adopted change in legislation or directives from regulators, we may need to adjust our strategy and operations to comply with such changing laws or regulatory directives, which can result in additional operating expenses and could materially impact our operating results.

Continued elevated levels of inflation could adversely impact our business and results of operations.

While the Federal Reserve took steps to combat the heightened levels of inflation that began in 2021, primarily through increases to the target fed funds rate, continued levels of inflation and monetary policy adopted by the Federal Reserve to combat such inflation, could have complex effects on our business and results of operations, some of which could be materially adverse. During 2024, the Federal Reserve began cutting the target fed funds rate and decreased the target by 100 basis points. The Federal Reserve is still considering additional changes to the target fed funds rate, and the monetary policy adopted in 2025 by the Federal Reserve may impact the results of operations. While we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Additionally, if interest rates stay at their current level or continue to rise, we could see consumer sentiment shift and demand for loans may decrease which would impact our results of operations. The continued effects from elevated levels of inflation recently experienced could also increase volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s earnings and cash flows are largely dependent upon the Corporation’s net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions, domestic and international events, changes in U.S. and other financial markets, and policies of various governmental and regulatory agencies. In 2024, the Federal Reserve cut the target of the fed funds rate by 100 basis points. The Federal Reserve may take additional actions with respect to the target fed funds rate in 2025, which will have an impact on our net interest income. Changes in monetary policy, including changes in interest rates, including the target fed funds rate, could influence not only the interest that is received on loans and securities and the interest that is paid on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair value of the Corporation’s financial assets and liabilities.

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

Conversely, if the interest rates paid on deposits and other interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other interest-earning assets, our net interest income, and, therefore, our earnings, could be adversely affected. Such an interest rate environment may also result in us incurring a higher cost to retain our deposits. While the higher payment amounts we would receive on adjustable-rate or variable-rate loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, and this could result in a higher rate of default which could result in a decrease in the value of the collateral securing these loans if the demand for the collateral decreases. A higher rate of default may also increase our costs associated with servicing these loans, foreclosing on properties, property maintenance on foreclosed properties, and the liquidation of any foreclosed properties. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. Accordingly, changes in interest rates could adversely affect our results of operations and financial condition.

Labor shortages and the loss of one or more of those key personnel may materially and adversely affect our business.

Our success depends, in large part, on our ability to attract and retain key personnel. Key personnel that have regular direct contact with customers and clients often build strong relationships that are important to our business. In addition, we rely on key personnel to manage and operate our business, including major revenue producing functions, such as loan and deposit generation. Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success. Frequently, we compete in the market for talent with entities that are not subject to comprehensive regulation. The increased frequency of remote work opportunities has also increased the competition to attract and retain talent, as these opportunities have allowed companies from outside our geographic footprint to recruit talent inside our geographic footprint. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience, and the difficulty and costs of promptly finding qualified replacement personnel. Also, the loss of key personnel could jeopardize our relationships with customers and clients and could lead to the loss of accounts. Losses of accounts managed by key personnel could have a material adverse impact on our business. Additionally, if we were to experience the unexpected loss of a large number of personnel, whether or not such personnel were considered key personnel, we could experience a material adverse impact on our business because of the loss of their skills and the costs and difficulty of finding a large number of qualified replacement personnel.

Terrorist attacks, threats, or actual war, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, civil unrest, protests, and other global and domestic conflicts may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, including any escalation of or increased U.S. involvement in currently ongoing conflicts, such as the Russia-Ukraine war or conflicts in the Middle East, military or trade disruptions, may impact our operations as well as the operations of some of our customers. In addition, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, domestic civil unrest, protest, and other global or domestic conflicts may impact our operations or the operations of some of our customers as well. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Geographic concentration of the Corporation’s markets makes our business highly susceptible to local economic conditions and a downturn in local economic conditions may adversely affect our business.

Unlike larger banking organizations that are more geographically diversified, the Corporation’s operations are currently concentrated in west central Indiana, east central Illinois, western Kentucky, eastern, middle and western Tennessee, northern Georgia, and most of our customers are located in these markets. The economic conditions in these local markets may be different from, and in some instances be worse than, the economic conditions in the U.S. as a whole. As a result of this geographic concentration, the Corporation’s financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the Corporation’s markets could result in one or more of the following, which may increase our costs, reduce our net income, or otherwise adversely affect our business:

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

The Corporation requires liquidity to meet our deposit and other obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce our access to liquidity sources include a downturn in the markets in which our loans are concentrated, a decline in demand in the secondary market for long-term fixed mortgages, or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of depositors. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of depositors sought to withdraw their deposits, regardless of the reason. If the Corporation is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs to achieve those liquidity objectives. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition, and result of operations.

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

As of December 31, 2024, approximately 57.3% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business and could be impacted by a recession or economic downturn. These loans are more likely to be adversely affected by weak conditions in the economy. Weak conditions in the local market, the regional economy, the general economy, or industry specific factors may also adversely affect the value of the underlying collateral securing the loan. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, an increase in the costs of servicing these nonperforming loans, and a reduction in interest income. An increase in nonperforming loans could also result an in increase in costs associated with workouts and foreclosures, including costs of foreclosing on collateral, and maintaining and liquidating the underlying collateral. An increase in nonperforming loans could also result in an increase in the provision for loan losses and an increase in loan charge-offs. An increase in nonperforming loans, workouts, foreclosures, and charge-offs to our commercial and commercial real estate loans could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

Decreased demand from secondary market purchasers of the Corporation’s long-term fixed residential mortgages could adversely affect our business, liquidity, results of operations, and financial condition.

The Corporation sells substantially all of its long-term fixed residential mortgages to secondary market purchasers. These mortgages are underwritten to specific guidelines. Decreased demand for our long-term fixed residential mortgages, changed government laws or regulations related to these secondary market purchases, or other disruptions in the secondary market for long-term fixed residential mortgages could adversely affect our business, liquidity, results of operations, and financial condition. Decreased demand in the secondary market may also have downstream effects to the residential real estate market as a whole, decreasing real estate market prices, volume of home sales, the value of collateral securing the mortgage loans that we hold, income generated from originations of mortgage loans, and our profit margin on those long-term fixed residential mortgages we sell to secondary market purchasers. Decreased demand in the secondary market may also lead to increase the volume of long-term fixed residential mortgages we hold in our loan portfolio, which would increase our exposure to the residential real estate market and the risks associated with holdings in the residential real estate market, as described in the Risk Factor titled “The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings.” on Page 23.

The Corporation operates in a highly competitive industry and market, and our business will suffer if we are unable to compete effectively.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Our competitors include banks, savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, financial technology companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks, including cryptocurrencies and other digital assets, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The processes the Corporation uses to estimate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. For example, if the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Corporation uses for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. Additionally, if the models the Corporation uses to measure the fair value of our financial instruments are inadequate, the fair value of our financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of our financial instruments. Any failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Corporation’s banking subsidiaries are community banks and their reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, by any government or regulatory action, or otherwise, our business and, therefore, our operating results, may be materially adversely affected.

Our operational systems and networks are subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation, or the disclosure of confidential information.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. Additionally, as part of our business, we collect, process, and retain personal, proprietary, and confidential information regarding our customers. The financial services industry has experienced an increase in both the number and severity of reported cyber-attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational or business services disruptions. Any security breach, including security breaches that occur as a result of employee error or misconduct, could result in the misappropriation, loss, or unauthorized disclosure of sensitive customer information, severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations, and have a material adverse effect on our business.

We also rely on the integrity and security of a variety of third-party processors and payment, clearing, and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants, including their employees either as a result of employee error or misconduct, or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption. In addition, a number of our third-party service providers are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

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

The occurrence of a cybersecurity incident involving us, third-party service providers, or our customers, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Furthermore, as technology, including the increasing use of artificial intelligence, machine learning, large language models, and other similar technologies, and cyberattacks change over time, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Any of these events could have a material adverse effect on our financial condition and results of operations.

We rely on external vendors, which could expose the Corporation to additional operational risks.

The Corporation relies on external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors or their employees, agents, or other representatives will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, strategic focus, or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or incur significant costs in implementing new technology-driven products and services. Further, many of our competitors have substantially greater resources to invest in technological improvements and may do so in a more cost effective manner. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect the Corporation’s growth, revenue, and profit.

The implementation of artificial intelligence, machine learning, and other large language models and similar technologies may subject the Corporation to increased regulatory risk, reputational risk, and may have material adverse effects on the Corporation’s business, financial condition, and results of operations.

The growth of artificial intelligence, machine learning, and other large language models and similar technologies (collectively referred to as “AI”), has spurned a new industry of technological advances. The Corporation implemented a form of AI with its intelligent digital assistant, Gabby, available through the Bank’s website. Use of AI can expose us to new or increased operation risks, including risks related to our internal controls. As the use of AI expands and grows, it may become subject to additional regulations or restrictions on use from the U.S. government and/or our banking regulators. Additionally, ineffective implementation or failures by any implemented AI could have an adverse effect on our reputation, cause the Corporation to incur additional costs to make the implementation successful, or otherwise result in a loss of expenses incurred if the Corporation decides to terminate the pursuit of a failed AI implementation. Further, many of our competitors have substantially greater resources to invest in technological improvements and may do so in a more cost effective manner. The realization of these risks could result in the Corporation failing to realize any anticipated benefits from the implementation of AI and could negatively affect the Corporation’s growth, reputation, revenue, expenses, and results of operations.

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

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the use of customer deposits as a source of liquidity for income generating activities. New technologies can also impact consumer use of banks, including the increased prevalence of digital assets or cryptocurrencies, which can present risks that consumers move money out of bank deposits and into these digital assets or cryptocurrencies, decreasing our deposits and source of liquidity. In addition, changes in consumer spending and savings habits could adversely affect the Corporation’s operations, and the Corporation may be unable to timely develop competitive new products and services in response to these changes.

Our acquisition of SimplyBank presents certain additional risks to our business and operations.

On July 1, 2024, the Corporation completed our previously announced acquisition of SimplyBank., a Tennessee-chartered commercial bank (“SimplyBank”). While we anticipate that this transaction will improve profitability through geographic expansion, financial management, economies of scale, and expanded services, the recognition of such improved profitability is not guaranteed. Additionally, as SimplyBank and its personnel are integrated into the Corporation, there remains the presence of ongoing risks, including: the diversion of management’s attention from other areas of the Corporation; the loss of customers or employees as a result of the transaction; and other business, operational, and regulatory risks. As part of the transaction, SimplyBank provided a number of representations and warranties, including, but not limited to, representations and warranties regarding tax liabilities, interactions with regulators, and compliance procedures, with respect to SimplyBank and its operations. If such representations and warranties are inaccurate, we may face liabilities, including tax and/or regulatory liabilities, as a result of such inaccurate representations and warranties. If these risks occur, the Corporation may not realize the improved profitability it anticipated when it acquired SimplyBank and could realize a material adverse effect on its business, reputation, financial condition, standing with its regulators, and results of operations.

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services or geographic reach. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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

As of December 31, 2024, the Corporation had $121.6 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The new U.S. presidential administration’s regulatory reform agenda could result in a material impact to our regulatory compliance and operations procedures.

We anticipate that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the former U.S. presidential administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal agencies, include those federal banking regulators responsible for the Corporation’s oversight. While we do not specifically know what these changes will entail, we may be required to implement different operational processes and procedures and reform our compliance procedures to align with any regulatory reform. This may cause the Corporation to incur additional costs and expenses, as well as dedicate management and key personnel time and resources, to comply with any regulatory reform agenda, which can ultimately impact our business, financial condition, and results of operations.

For example, the Consumer Financial Protection Bureau (“CFPB”) under the former administration focused some of its efforts on eliminating “junk fees”, which, while not specifically defined, focused on deposit products and fees such as overdraft fees and non-sufficient funds fees. The CFPB began a process of soliciting comments on fee practices to determine what steps to take with respect to “junk fees”. On February 1, 2025, the director of the CFPB, Rohit Chopra, was relieved of his duties by the new presidential administration. It is currently unknown whether the CFPB will continue its pursuit related to “junk fees”, however if it does, the rules and regulations generated from this undertaking may require us to modify our fee structures and incur costs to comply with any new rules or regulations.

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

The Corporation’s Board of Directors may determine from time to time there is a need to or, if our or the Bank’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 11,842,539 shares were outstanding as of December 31, 2024, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

Facilities of the Corporation’s banking center in Champaign County include two offices in Champaign, Illinois, an office in Mahomet, Illinois, and an office in Urbana, Illinois. One of the banking centers in Champaign is held in fee while the land is leased. The land lease expires September 6, 2036. One of the banking centers in Champaign is leased and the lease expires on December 31, 2027. The banking center in Mahomet is leased and the lease expires on March 31, 2026. The banking center in Urbana is held in fee.

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

Facilities of the Corporation’s banking center in Bradley County include an office in Cleveland, Tennessee. The building is held in fee.

Facilities of the Corporation’s banking center in Cheatham County include an office in Ashland City, Tennessee, an office in Kingston Springs, Tennessee, and an office in Pleasant View, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Hamilton County include one office in Chattanooga, Tennessee, and an office in Soddy-Daisy, Tennessee. The building in Chattanooga is leased and the lease expires on July 31, 2031. The building in Soddy-Daisy is held in fee.

Facilities of the Corporation’s banking center in Meigs County include an office in Decatur, Tennessee. The building is leased and the lease expires on November 30, 2026.

Facilities of the Corporation’s banking center in Montgomery County include three offices in Clarksville, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Polk County include an office in Benton, Tennessee. The building is held in fee.

Facilities of the Corporation’s banking center in Rhea County include two offices in Dayton, Tennessee, and one office in Spring City, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Roane County include one office in Harriman, Tennessee, and an office in Rockwood, Tennessee. The buildings are held in fee.

Facilities of the Corporation’s banking center in Catoosa County include an office in Ringgold, Georgia. The building is held in fee.

Facilities of the Corporation’s banking center in Walker County include one office in Rossville, Georgia, and an office in Flintstone, Georgia. The buildings are held in fee.

Facilities of the Corporation’s loan production offices, include an office in Bloomington, Indiana, an office in Carmel, Indiana, an office in Evansville, Indiana, an office in Fort Wayne, Indiana, an office in Murfreesboro, Tennessee, an office in Brentwood, Tennessee, and an office in Chattanooga, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are January 31, 2029, April 30, 2028, August 15, 2025, November 30, 2030, February 28, 2026, September 30, 2026, and February 28, 2028.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 3, 2025 shareholders owned 11,853,489 shares of the Corporation’s common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 3, 2025, approximately 11,439 shareholders of record held our common stock.

Historically, the Corporation paid cash dividends semi-annually. Beginning with the dividend declared in the fourth quarter 2023, the Corporation began paying cash dividends quarterly, and expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2024 and 2023.

	2024			2023
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$43.03	$36.13	0.45	$45.36	$36.98
June 30	$39.17	$34.84	$0.45	$37.15	$31.68	$0.54
September 30	$46.46	$35.62	0.45	$39.02	$32.30
December 31	$50.61	$41.17	$0.51	$44.66	$31.83	$0.45

The graph below represents the five-year total return of the Corporation’s stock. The five-year total return for our stock during this time was 17.81%. During this same period, the return on The Russell 2000 Index was 42.93% and the SNL Index of Banks $1 - $5 Billion had a return of 22.17%.

Total Return Performance
200
150
100
50
Index Value
First Financial Corporation
Russell 2000 Index
S&P Regional Banks Select Industry Index
43830
44196
44561
44926
45291
45657

		Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
First Financial Corporation	100.00	87.26	104.25	108.88	106.03	117.81
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
SNL Bank $1B-$5B	100.00	92.90	129.98	110.80	102.56	122.17

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 685,726 shares may be repurchased. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 652,411 shares may be repurchased. On April 21, 2022 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 10% of the Corporation’s outstanding shares of common stock, or 1,243,531 shares may be repurchased. There were 8,734 and 319,664 purchases of common stock by the Corporation during the years ended December 31, 2024 and December 31, 2023. The Corporation contributed 34,235 shares of treasury stock to the ESOP in November of 2024. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter ended December 31, 2024.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
October 1-31, 2024	—	—	—	—
November 1-30, 2024	—	—	—	—
December 1-31, 2024	—	—	—	—
Total	—	—	—	518,860

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2024	2023	2022	2021	2020
BALANCE SHEET DATA
Total assets	$5,560,348	$4,851,146	$4,989,281	$5,175,099	$4,560,520
Securities	1,195,990	1,259,137	1,330,481	1,359,514	1,020,744
Loans	3,837,141	3,167,821	3,067,438	2,815,895	2,610,294
Deposits	4,718,914	4,090,068	4,368,871	4,409,569	3,755,945
Borrowings	215,177	175,798	80,464	109,311	121,920
Shareholders’ equity	549,041	527,976	475,293	582,576	596,992
INCOME STATEMENT DATA
Interest income	264,742	228,397	183,301	152,198	160,485
Interest expense	89,756	61,135	18,259	8,797	14,139
Net interest income	174,986	167,262	165,042	143,401	146,346
Provision for credit losses	16,166	7,295	(2,025)	2,466	10,528
Other income	42,772	42,702	46,716	42,084	42,476
Other expenses	144,438	130,176	126,023	117,406	112,758
Net income	47,275	60,672	71,109	52,987	53,844
PER SHARE DATA:
Net Income	4.00	5.08	5.82	4.02	3.93
Cash dividends	1.80	1.28	1.17	1.06	1.04
PERFORMANCE RATIOS:
Return on average assets	0.92%	1.26%	1.41%	1.10%	1.25%
Return on average shareholders’ equity	8.82	12.47	14.37	8.87	9.07
Average total capital to average assets	11.21	10.95	10.64	13.36	14.31
Average shareholders’ equity to average assets	10.40	10.13	9.81	12.41	13.77
Dividend payout	46.49	19.41	21.68	28.22	26.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The ACL and allowance for unfunded commitments were $46.7 million and $2.1 million, respectively at December 31, 2024, compared to $39.8 million and $2.0 million, respectively at December 31, 2023. The qualitative amount of the reserve increased $1.9 million to $12.8 million. The quantitative amount is $33.6 million at December 31, 2024, compared to $28.4 million at December 31, 2023. There was a $100 thousand increase in the allowance for unfunded commitments. The Corporation recorded $5.5 million in Day 2 provision on non-PCD loans acquired from SimplyBank. Additionally, the increase in allowance was related to one previously identified credit, reflecting further deterioration in collateral values in the year. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, then the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2024.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2024

COMPARISON OF 2024 TO 2023

Net income for 2024 was $47.3 million, or $4.00 per share versus $60.7 million, or $5.08 per share for 2023. The decrease in 2024 net income is primarily due to increased provision for credit losses associated with the acquisition of SimplyBank, as well as non-interest expenses, which included increased operating expenses, as a result of the acquisition and expenses associated with the acquisition, as described in those respective sections in the following pages. Return on average assets at December 31, 2024 decreased 26.98% to 0.92% compared to 1.26% at December 31, 2023.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation’s earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2024 to $175.0 million compared to $167.3 million in 2023. Total average interest earning assets increased to $4.87 billion in 2024 from $4.56 billion in 2023. The tax-equivalent yield on these assets increased to 5.55% in 2024 from 5.12% in 2023. Total average interest-

bearing liabilities increased to $3.93 billion in 2024 from $3.50 billion in 2023. The average cost of these interest-bearing liabilities increased to 2.28% in 2024 from 1.74% in 2023.

The net interest margin decreased from 3.78% in 2023 to 3.71% in 2024. Earning asset yields increased 43 basis points while the rate on interest-bearing liabilities increased by 54 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2024			2023			2022
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$3,468,534	227,580	6.56%	$3,111,784	190,947	6.14%	$2,884,053	147,398	5.11%
Taxable investment securities	851,935	24,237	2.84%	895,120	24,643	2.75%	981,453	21,014	2.14%
Tax-exempt investments (2)	458,328	17,125	3.74%	463,541	16,591	3.58%	451,228	14,216	3.15%
Cash and due from banks	83,690	947	1.13%	90,582	1,546	1.71%	479,854	5,224	1.09%
Federal funds sold	8,806	452	5.13%	3,108	124	3.99%	3,893	106	2.72%
Total interest-earning assets	4,871,293	270,341	5.55%	4,564,135	233,851	5.12%	4,800,481	187,958	3.92%
Non-interest earning assets:
Premises and equipment, net	73,774			67,468			68,911
Other assets	251,222			210,277			216,592
Less allowance for loan losses	(41,969)			(39,432)			(41,997)
TOTALS	$5,154,320			$4,802,448			$5,043,987
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$3,092,818	56,500	1.83%	$2,869,873	42,594	1.48%	$3,034,430	13,483	0.44%
Time deposits	674,441	24,571	3.64%	434,943	9,100	2.09%	483,038	3,260	0.67%
Short-term borrowings	97,176	4,284	4.41%	117,235	5,370	4.58%	83,959	1,243	1.48%
Other borrowings	69,201	4,401	6.36%	82,316	4,071	4.95%	13,175	273	2.07%
Total interest-bearing liabilities:	3,933,636	89,756	2.28%	3,504,367	61,135	1.74%	3,614,602	18,259	0.51%
Non interest-bearing liabilities:
Demand deposits	638,420			801,316			891,042
Other	46,301			10,193			43,506
	4,618,357			4,315,876			4,549,150
Shareholders' equity	535,963			486,572			494,837
TOTALS	$5,154,320			$4,802,448			$5,043,987
Net interest earnings		$180,585			$172,716			$169,699
Net yield on interest- earning assets			3.71%			3.78%			3.54%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2024 to 2023 and 2023 to 2022.

	2024 Compared to 2023 Increase				2023 Compared to 2022 Increase
	(Decrease) Due to				(Decrease) Due to
			Volume/				Volume/
(Dollar amounts in thousands)	Volume	Rate	Rate	Total	Volume	Rate	Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$21,891	$13,226	$1,516	$36,633	$11,639	$29,575	$2,335	$43,549
Taxable investment securities	(1,189)	823	(40)	(406)	(1,848)	6,006	(528)	3,630
Tax-exempt investment securities (2)	(187)	729	(8)	534	388	1,934	53	2,375
Cash and due from banks	(118)	(521)	40	(599)	(4,238)	2,966	(2,406)	(3,678)
Federal funds sold	227	36	65	328	(21)	49	(10)	18
Total interest income	$20,624	$14,293	$1,573	$36,490	$5,920	$40,530	$(556)	$45,894
Interest paid on interest-bearing liabilities:
Transaction accounts	3,309	9,833	764	13,906	(731)	31,553	(1,711)	29,111
Time deposits	5,011	6,746	3,714	15,471	(325)	6,846	(682)	5,839
Short-term borrowings	(919)	(202)	35	(1,086)	493	2,603	1,032	4,128
Other borrowings	(649)	1,164	(185)	330	1,433	379	1,987	3,799
Total interest expense	6,752	17,541	4,328	28,621	870	41,381	626	42,877
Net interest income	$13,872	$(3,248)	$(2,755)	$7,869	$5,050	$(851)	$(1,182)	$3,017

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which used an economic forecast that included the impact of the COVID-19 pandemic. For the year ended December 31, 2024, the provision for credit losses was $16.2 million, an increase of $8.9 million, or 122%, compared to 2023. The Corporation recorded $5.5 million in Day 2 provision on non-PCD loans acquired from SimplyBank. Additionally, the increase in provision as well as charge-offs were related to one previously identified credit, reflecting further deterioration in collateral values in the year. No further losses are expected on this credit. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Net charge-offs for 2024 were $12.2 million as compared to $7.3 million for 2023 and $6.5 million for 2022 with current year over year increases driven from the previously identified credit discussed above. Non-accrual loans, decreased to $11.5 million at December 31, 2024 from $23.6 million at December 31, 2023. Loans past due 90 days and still on accrual increased to $1.8 million compared to $960 thousand at December 31, 2023.

NON-INTEREST INCOME

Non-interest income of $42.8 million remained stable compared to the $42.7 million earned in 2023.

NON-INTEREST EXPENSES

Non-interest expenses increased to $144.4 million in 2024 from $130.2 million in 2023. The increase in non-interest expenses is primarily due to $1.7 million of expenses associated with the acquisition, as well as increases in operating expenses as a result of the acquisition.

INCOME TAXES

The Corporation’s federal income tax provision was $9.9 million in 2024 compared to $11.8 million in 2023. The overall effective tax rate in 2024 of 17.3% increased as compared to a 2023 effective rate of 16.3%.

COMPARISON OF 2023 TO 2022

Net income for 2023 was $60.7 million, or $5.08 per share versus $71.1 million, or $5.82 per share for 2022. The decrease in 2023 net income is primarily due to increased provision for credit losses, as well as decreased non-interest income and increased non-interest expenses.

Net interest income increased $2.3 million in 2023 compared to 2022. The provision for credit losses increased $9.3 million from a negative provision of $2.0 million in 2022 to a provision of $7.3 million in 2023.

Non-interest income decreased $4.0 million and non-interest expenses increased $4.2 million. The change in non-interest income from 2022 to 2023 was primarily driven by a $4.0 million legal settlement received in February 2022, and a $2.5 million bank owned life insurance mortality payment. The Corporation does not expect these items to reoccur. The year-over-year changes in non-interest expenses are consistent with the rate of increases in prior years and considered normal with the growth of our business.

The provision for income taxes decreased $4.8 million from 2022 to 2023 and the effective tax rate decreased to 16.3% in 2023 from 19.0% in 2022. The decrease in income tax expense is due to a $1 million increase in tax credit investments, as well as increase in tax exempt interest income.

COMPARISON AND DISCUSSION OF 2024 BALANCE SHEET TO 2023

The Corporation’s total assets increased 14.6% or $709.2 million at December 31, 2024, from a year earlier. Available-for-sale securities decreased $63.1 million at December 31, 2024, from the previous year. Loans, net increased by $662.4 million to $3.79 billion. Deposits increased $628.8 million while borrowings increased by $39.4 million. Total shareholders’ equity increased $21.1 million to $549.0 million at December 31, 2024. Accumulated other comprehensive income decreased $5.2 million primarily due to the market value of the securities portfolio, which reflected a decrease in securities pricing. In 2024 dividends declared by the Corporation totaled $1.86 per share. There were also 34,235 shares from the treasury with a value of $1.67 million that were contributed to the ESOP plan in 2024 compared to 40,496 shares with a value of $1.52 million in 2023.

Following is an analysis of the components of the Corporation’s balance sheet.

SECURITIES

The Corporation’s investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2024 the portfolio’s balance decreased by 5.0%. Given the performance of the market, the Corporation shifted away from purchases to replace maturities in 2024. The average life of the portfolio decreased from 6.5 years in 2023 to 6.4 years in 2024. The portfolio structure will continue to provide cash flows to be reinvested during 2024.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2024
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$3,555	2.40%	$21,926	3.64%	$30,151	3.43%	$578,331	2.76%	$633,963
Collateralized mortgage obligations (1)	3,778	2.15%	1,190	1.86%	6,378	2.98%	151,680	2.44%	163,026
States and political subdivisions	5,677	2.89%	37,074	2.85%	106,461	2.87%	246,893	2.60%	396,105
Collateralized debt obligations	—	—%	—	—%	2,896	—%	—	—%	2,896
TOTAL	$13,010	2.54%	$60,190	3.12%	$145,886	2.93%	$976,904	2.67%	$1,195,990
(1)	Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2023
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$7,654	3.02%	$27,010	3.34%	$25,843	3.38%	$609,701	2.50%	$670,208
Collateralized mortgage obligations (1)	—	—%	6,291	1.83%	8,637	2.78%	165,902	2.43%	180,830
States and political subdivisions	4,766	3.28%	30,812	2.84%	95,840	2.75%	273,679	2.62%	405,097
Collateralized debt obligations	—	—%	—	—%	3,002	—%	—	—%	3,002
TOTAL	12,420	3.12%	$64,113	2.95%	$133,322	2.81%	$1,049,282	2.52%	1,259,137
(1)	Distribution of maturities is based on the estimated life of the asset.

Net unrealized gain/loss on available for sale securities decreased $12.4 million from a net unrealized loss of $153.4 million in 2023 to a net unrealized loss of $165.8 million in 2024. The Corporation does not expect realized losses, as there is no intent to sell at a loss.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2024 are set forth in the following analyses.

(Dollar amounts in thousands)	2024	2023	2022	2021	2020
Loan Category
Commercial	$2,196,351	$1,817,526	$1,798,260	$1,674,066	$1,521,711
Residential	967,386	695,788	673,464	664,509	604,652
Consumer	668,058	646,758	588,539	474,026	479,750
TOTAL	$3,831,795	$3,160,072	$3,060,263	$2,812,601	$2,606,113

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$850,958	$1,041,890	$303,503	$2,196,351
TOTAL
Residential				967,386
Consumer				668,058
TOTAL				$3,831,795
Loans maturing after one year with:
Fixed interest rates		$552,382	$281,149
Variable interest rates		489,508	22,354
TOTAL		$1,041,890	$303,503

Commercial Real Estate represents $1.8 billion of total exposure as of December 31, 2024, and is within regulatory guidance. This exposure is well diversified by geography, real estate type, and industry designation. During the underwriting process, Commercial Real Estate is stressed using a combination of several risk variables, such as interest rate change, cap rate changes, revenue and expense variances, and term changes. Periodic review of this exposure is performed to identify and monitor any potential weaknesses within a specific credit.

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation’s allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2024	2023	2022	2021	2020
Amount of loans outstanding at December 31,	$3,831,795	$3,160,072	$3,060,263	$2,812,601	$2,606,113
Average amount of loans by year	$3,468,534	$3,111,784	$2,884,053	$2,602,344	$2,702,225
Allowance for credit losses at beginning of year	$39,767	$39,779	$48,305	$44,076	$19,943
Loans charged off:
Commercial	7,890	966	3,917	2,158	1,097
Residential	343	216	657	812	944
Consumer	11,056	14,314	11,132	5,246	6,355
Total loans charged off	19,289	15,496	15,706	8,216	8,396
Recoveries of loans previously charged off:
Commercial	1,946	1,083	2,062	1,069	856
Residential	451	292	759	616	657
Consumer	4,685	6,814	6,384	3,884	3,404
Total recoveries	7,082	8,189	9,205	5,569	4,917
Net loans charged off	12,207	7,307	6,501	2,647	3,479
Provision charged to expense	16,166	7,295	(2,025)	2,466	10,528
CECL adoption	—	—	—	—	17,084
PCD ACL on acquired loans	3,006	—	—	4,410	—
Balance at end of year	$46,732	$39,767	$39,779	$48,305	$44,076
Ratio of net charge-offs during period to average loans outstanding	0.35%	0.23%	0.23%	0.10%	0.13%

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

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans decreased to 1.22% at year-end 2024 compared to 1.26% at year-end 2023. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. Non-performing loans of $13.3 million at December 31, 2024 decreased from $24.6 million at December 31, 2023. The decrease in nonperforming loans is due to a commercial relationship that was downgraded in 2023. That relationship was subsequently charged off in 2024, thus reducing the balance of non-performing loans.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2024	2023	2022	2021	2020
Commercial	$16,963	$13,264	$12,949	$18,883	$13,925
Residential	17,470	14,327	14,568	18,316	19,142
Consumer	12,046	11,797	12,104	10,721	11,009
Unallocated	253	379	158	385	—
TOTAL ALLOWANCE FOR CREDIT LOSSES	$46,732	$39,767	$39,779	$48,305	$44,076

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

	2024	2023	2022	2021	2020
Non-accrual loans	$11,479	$23,596	$8,481	$9,590	$14,213
Accruing loans past due over 90 days	1,821	960	1,119	515	2,324
	$13,300	$24,556	$9,600	$10,105	$16,537

Ratio of the allowance for credit losses as a percentage of non-performing loans	351.4%	161.9%	414.4%	478.0%	284.5

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 351.4% at December 31, 2024, compared to 161.9% in 2023. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2024 and 2023:

	2024		2023
Non-accrual loans
Commercial loans	$6,697	58%	$18,380	78%
Residential loans	2,050	18%	2,065	9%
Consumer loans	2,732	24%	3,151	13%
	$11,479	100%	$23,596	100%
Past due 90 days or more
Commercial loans	$42	2%	$4	0%
Residential loans	1,778	98%	911	95%
Consumer loans	1	0%	45	5%
	$1,821	100%	$960	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2024, 2023 and 2022.

	2024		2023		2022
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$638,420		$801,316		$891,042
Interest-bearing demand deposits	1,681,079	2.61%	1,440,411	2.15%	1,511,232	0.65%
Savings deposits	1,411,739	0.90%	1,429,462	0.82%	1,523,198	0.24%
Time deposits: $100,000 or more	318,400	4.15%	176,453	2.89%	172,916	1.15%
Other time deposits	356,041	3.19%	258,490	1.54%	310,122	0.41%
TOTAL	$4,405,679		$4,106,132		$4,408,510

Deposits increased 7.30% to $4.4 billion at December 31, 2024 compared to December 31, 2023. The increase is due to the acquisition of SimplyBank.

The Corporation estimates that uninsured deposits (1) totaled $980.5 million, or 21% of total deposits, at December 31, 2024, compared to $938.9 million, or 23%, at December 31, 2023. The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2024, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$135,907
Over 3 through 6 months	143,187
Over 6 through 12 months	83,708
Over 12 months	28,638
TOTAL	$391,440

(1) Uninsured deposits include the Call Report estimate of uninsured deposits less affiliate deposits, estimated insured portion of servicing deposits, additional structured FDIC coverage and collateral deposits.

OTHER BORROWINGS

Advances from the Federal Home Loan Bank decreased to $7.3 million in 2024 compared to $108.6 million in 2023. First Financial Corporation borrowed $25 million on a note payable in June 2024 for the acquisition of SimplyBank. On December 31, 2024, the balance on the note was $20.8 million. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements (“Regulatory Matters”), the Corporation’s subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2024.

First Financial Corporation’s objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation’s management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation’s dividend payout ratio for 2024 and 2023 was 46.5% and 19.4%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation’s estimated sensitivity profile as of December 31, 2024. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.51% over the next 12 months and increase 0.94% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 4.07% over the next 12 months and increase 0.68% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	2.65%	(8.59)%	(18.36)%
Down 200	3.39	(3.84)	(10.47)
Down 100	4.07	0.68	(2.70)
Up 100	(1.51)	0.94	3.98
Up 200	(5.84)	(0.97)	5.21
Up 300	(8.84)	(1.52)	7.76

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $13.0 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $112.8 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $31.1 million in securities to be called within the next 12 months. The Corporation also has $388.5 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $295.1 million available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2024. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total
	Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$852,791	$344,393	$508,398
Commercial letters of credit	12,725	12,725	—

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

Crowe LLP (PCAOB ID: 173) , an independent registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2024 and has issued a report dated March 5, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation

Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and, comprehensive income/(loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 7, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Provision for credit loss expense for the year ending December 31, 2024 was $16.2 million and the Allowance for Credit Losses at December 31, 2024 was $46.7 million.

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

Auditing the allowance for credit losses on loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and effort were used in evaluating the qualitative factors applied in the calculation, including significant audit effort involved in testing the relevance and reliability of the critical data used in the qualitative methodology.
●	Significant auditor judgment was used in evaluating the selection and application of the reasonable and supportable forecast of economic variables.

The primary procedures performed to address this critical audit matter included:

●	Testing the effectiveness of internal controls over:
-	the Company’s preparation and review of the allowance for credit loss calculation, including the development and reasonableness of qualitative factors, data used as the basis for adjustments related to the qualitative factors, and the mathematical accuracy and appropriateness of the overall calculation.
-	the Company’s review of significant model assumptions and judgments, including selection and application of reasonable and supportable forecast of economic conditions into the calculation.
●	Testing management’s process for developing the qualitative factors, including assessing relevance and reliability of data used to develop factors, evaluating the significant assumptions for reasonableness, and testing mathematical accuracy and appropriateness of the application of qualitative factors.
●	Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables.
●	Assessing the independent model validation received over the calculation with a focus on assessments over qualitative factors.

/s/ Crowe LLP
Crowe LLP

We have served as the Corporation’s auditor since 1999.

Indianapolis, Indiana

March 5, 2025

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Cash and due from banks	$93,526	$76,759
Federal funds sold	820	282
Securities available-for-sale	1,195,990	1,259,137
Loans:
Commercial	2,196,351	1,817,526
Residential	967,386	695,788
Consumer	668,058	646,758
	3,831,795	3,160,072
(Less) plus:
Net deferred loan (fees)/costs	5,346	7,749
Allowance for credit losses	(46,732)	(39,767)
	3,790,409	3,128,054
Restricted stock	17,555	15,364
Accrued interest receivable	26,934	24,877
Premises and equipment, net	81,508	67,286
Bank-owned life insurance	128,766	114,122
Goodwill	100,026	86,985
Other intangible assets	21,545	5,586
Other real estate owned	523	107
Other assets	102,746	72,587
TOTAL ASSETS	$5,560,348	$4,851,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$859,014	$750,335
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	144,982	92,921
Other interest-bearing deposits	3,714,918	3,246,812
	4,718,914	4,090,068
Short-term borrowings	187,057	67,221
Other borrowings	28,120	108,577
Other liabilities	77,216	57,304
TOTAL LIABILITIES	5,011,307	4,323,170
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,165,023 in 2024 and 16,137,220 in 2023; Outstanding shares - 11,842,539 in 2024 and 11,795,024 in 2023	2,018	2,014
Additional paid-in capital	145,927	144,152
Retained earnings	687,366	663,726
Accumulated other comprehensive loss	(132,285)	(127,087)
Less: Treasury shares at cost - 4,322,484 in 2024 and 4,342,196 in 2023	(153,985)	(154,829)
TOTAL SHAREHOLDERS’ EQUITY	549,041	527,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,560,348	$4,851,146

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2024	2023	2022

INTEREST INCOME:
Loans, including related fees	$226,262	$189,641	$146,295
Securities:
Taxable	24,237	24,643	21,014
Tax-exempt	10,533	10,573	9,974
Other	3,710	3,540	6,018
TOTAL INTEREST INCOME	264,742	228,397	183,301
INTEREST EXPENSE:
Deposits	81,071	51,694	16,743
Short-term borrowings	4,284	5,370	1,243
Other borrowings	4,401	4,071	273
TOTAL INTEREST EXPENSE	89,756	61,135	18,259
NET INTEREST INCOME	174,986	167,262	165,042
Provision for credit losses	16,166	7,295	(2,025)
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	158,820	159,967	167,067
NON-INTEREST INCOME:
Trust and financial services	5,468	5,155	5,155
Service charges and fees on deposit accounts	29,653	28,079	27,540
Other service charges and fees	999	801	665
Securities gains (losses), net	103	(1)	3
Interchange income	655	676	559
Loan servicing fees	1,259	1,176	1,554
Gain on sales of mortgage loans	1,153	966	1,994
Other	3,482	5,850	9,246
TOTAL NON-INTEREST INCOME	42,772	42,702	46,716
NON-INTEREST EXPENSE:
Salaries and employee benefits	74,555	68,525	65,555
Occupancy expense	9,616	9,351	9,764
Equipment expense	17,612	14,020	12,391
FDIC Expense	2,788	2,907	2,327
Other	39,867	35,373	35,986
TOTAL NON-INTEREST EXPENSE	144,438	130,176	126,023
INCOME BEFORE INCOME TAXES	57,154	72,493	87,760
Provision for income taxes	9,879	11,821	16,651
NET INCOME	47,275	60,672	71,109
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(9,807)	10,896	(144,570)
Change in funded status of post retirement benefits, net of taxes	4,609	1,991	7,022
COMPREHENSIVE INCOME (LOSS)	$42,077	$73,559	$(66,439)
PER SHARE DATA
Basic and Diluted Earnings per Share	$4.00	$5.08	$5.82
Weighted average number of shares outstanding (in thousands)	11,812	11,937	12,211

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2022	$2,009	141,979	559,139	(2,426)	(118,125)	$582,576
Net income	—	—	71,109	—	—	71,109
Other comprehensive income (loss)	—	—	—	(137,548)	—	(137,548)
Omnibus Equity Incentive Plan, net	3	822	—	—	—	825
Treasury stock purchases (626,574 shares)	—	—	—	—	(27,701)	(27,701)
Contribution of 29,966 shares to ESOP	—	384	—	—	1,067	1,451
Cash Dividends, $1.28 per share	—	—	(15,419)	—	—	(15,419)
Balance, December 31, 2022	2,012	143,185	614,829	(139,974)	(144,759)	475,293
Net income	—	—	60,672	—	—	60,672
Other comprehensive income (loss)	—	—	—	12,887	—	12,887
Omnibus Equity Incentive Plan, net	2	893	—	—	—	895
Treasury stock purchases (319,664 shares)	—	—	—	—	(11,514)	(11,514)
Contribution of 40,496 shares to ESOP	—	74	—	—	1,444	1,518
Cash Dividends, $0.99 per share	—	—	(11,775)	—	—	(11,775)
Balance, December 31, 2023	2,014	144,152	663,726	(127,087)	(154,829)	527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	47,275	—	—	47,275
Other comprehensive income (loss)	—	—	—	(5,198)	—	(5,198)
Omnibus Equity Incentive Plan, net	4	1,330	—	—	—	1,334
Treasury stock purchases (8,734 shares)	—	—	—	—	(376)	(376)
Contribution of 34,235 shares to ESOP	—	445	—	—	1,220	1,665
Cash Dividends, $1.86 per share	—	—	(21,976)	—	—	(21,976)
Balance, December 31, 2024	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$47,275	$60,672	$71,109
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of premiums and discounts on investments	4,560	5,057	6,551
Provision for credit losses	16,166	7,295	(2,025)
Securities (gains)/losses	(103)	1	(3)
Depreciation and amortization	9,946	6,530	6,111
Provision for deferred income taxes	3,280	(472)	(3,150)
Net change in accrued interest receivable	(2,057)	(3,589)	(4,342)
Contribution of shares to ESOP	1,665	1,518	1,451
Restricted stock compensation	1,334	895	825
Gain on sale of mortgage loans	(1,153)	(966)	(1,994)
(Gain) Loss on sale of other real estate	(55)	31	55
Origination of loans held for sale	(42,148)	(31,498)	(65,412)
Proceeds from loans held for sale	43,108	31,611	69,946
Other, net	(21,452)	9,005	(335)
NET CASH FROM OPERATING ACTIVITIES	60,366	86,090	78,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	50,662	—	—
Calls, maturities and principal reductions on securities available-for-sale	113,030	111,541	179,597
Purchases of securities available-for-sale	(40,098)	(30,460)	(345,201)
Proceeds from loans sold previously classified as portfolio loans	—	—	12,802
Loans made to customers, net of repayment	(210,144)	(106,031)	(271,503)
Net change in federal funds sold	(538)	9,092	(9,066)
Redemption of restricted stock	763	40	1,871
Purchase of restricted stock	(2,228)	(26)	(1,049)
Cash received (disbursed) from acquisitions, net	28,152	—	—
Proceeds from sales of other real estate owned	390	287	286
Additions to premises and equipment	(6,108)	(6,541)	(1,426)
NET CASH FROM INVESTING ACTIVITIES	(66,119)	(22,098)	(433,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	6,562	(278,199)	(39,547)
Net change in short-term borrowings	119,836	(3,654)	(22,499)
Dividends paid	(21,248)	(15,383)	(14,459)
Purchase of treasury stock	(376)	(11,514)	(27,701)
Proceeds from other borrowings	1,525,000	2,080,000	—
Maturities of other borrowings	(1,607,254)	(1,981,000)	(6,402)
NET CASH FROM FINANCING ACTIVITIES	22,520	(209,750)	(110,608)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,767	(145,758)	(465,510)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,759	222,517	688,027
CASH AND DUE FROM BANKS, END OF PERIOD	$93,526	$76,759	$222,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$88,545	$59,031	$18,463
Income Taxes	$10,480	$11,350	$13,525

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2024, $1.0 billion of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements. First Financial Bank also has wholly-owned subsidiaries JBMM, LLC and Fort Webb LP, LLC.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its subsidiary. The Corporation’s primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 83 branches in west-central Indiana, east-central Illinois, western Kentucky, central and eastern Tennessee, and northern Georgia. First Financial Bank is the largest bank in Vigo County. It operates seven full-service banking branches within the county; one in Daviess County, Indiana.; three in Clay County, Indiana; one in Greene County, Indiana; one in Knox County, Indiana; two in Parke County, Indiana; one in Putnam County, Indiana; two in Sullivan County, Indiana; one in Vanderburgh County, Indiana,; three in Vermillion County, Indiana; four in Champaign County, Illinois; one in Clark County, Illinois; one in Coles County, Illinois; two in Crawford County, Illinois; one in Franklin County, Illinois; one in Jasper County, Illinois; two in Jefferson County, Illinois; one in Lawrence County, Illinois; two in Livingston County, Illinois; two in Marion County, Illinois; two in McLean County, Illinois; one in Richland County, Illinois; five in Vermilion County, Illinois; one in Wayne County, Illinois; one in Breckinridge County, Kentucky; one in Calloway County, Kentucky; three in Christian County, Kentucky; two in Fulton County, Kentucky; two in Hancock County, Kentucky; two in Hopkins County, Kentucky; two in Marshall County, Kentucky; one in Todd County, Kentucky; one in Trigg County, Kentucky; one in Warren County, Kentucky; one in Bradley County, Tennessee; three in Cheatham County, Tennessee; two in Hamilton County, Tennessee; one in Meigs County, Tennessee; three in Montgomery County, Tennessee; one in Polk County, Tennessee; three in Rhea County, Tennessee; two in Roane County, Tennessee; one in Catoosa County, Georgia; and two in Walker County, Georgia. There are seven loan production offices, one in Allen County, Indiana; one in Hamilton County, Indiana; one in Monroe County, Indiana; one in Vanderburgh County, Indiana; one in Hamilton County, Tennessee; one in Rutherford County, Tennessee; and one in Williamson County, Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $751 thousand, $88 thousand and $570 thousand for the years ended December 31, 2024, 2023 and 2022 respectively.

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

Concentration of Credit Risk: Most of the Corporation’s business activity is with customers located within west-central Indiana, east-central Illinois, western Kentucky, middle and eastern Tennessee, and northern Georgia. Therefore, the Corporation’s exposure to credit risk is significantly affected by changes in the economy of this area. A major economic downturn in this area would have a negative effect on the Corporation’s loan portfolio.

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

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $2.1 million at December 31, 2024, and $2.0 million at December 31, 2023.

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

Segment Reporting: The Corporation operates as a single segment entity for financial reporting purposes and has adopted ASU 2023-07, Segment Reporting, for the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Corporation provides similar products and services managed through similar processes and technology platforms. The Chief Financial Officer (“CFO”) serves as the Corporation’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Corporation based on the consolidated performance, excluding all significant intercompany balances and transactions of the Corporation and its wholly owned subsidiary, the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of income as consolidated net income. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Corporation’s consolidated statements of income are considered significant to the banking segment.

The Corporation has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required, specifically as a result of the following:

●	the Corporation does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
●	no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and

●	the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process

Based on this assessment the Corporation financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.1 million, $1.3 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $56 thousand, $49 thousand, and $78 thousand, resulting in a deferred compensation liability of $1.0 million at December 31, 2024 and $1.1 million at December 31, 2023. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2024, 2023 and 2022. There is a liability of $2.9 million and $3.8 million as of year-end 2024 and 2023. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2024, 2023 and 2022 was $3.0 million, $2.9 million and $2.0 million, respectively, and resulted in a liability of $2.0 million at December 31, 2024 and $1.8 million at December 31, 2023.

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

Accounting Pronouncements Adopted:

In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for the Corporation for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption is permitted. The Corporation adopted ASU 2022-03 on January 1, 2024, and it had no impact on its consolidated financial statements and related disclosures.

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Corporation adopted ASU 2023-02 on January 1, 2024 on a modified retrospective basis. As a result of the adoption, other assets increased $19 million, other liabilities increased $21 million, and retained earnings decreased $1.7 million.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation adopted ASU 2023-07 on January 1, 2024 for fiscal year activity and will apply ASU 2023-07 in interim periods within fiscal years beginning January 1, 2025. For additional information relating to the adoption of the amendments, see Note 1, under Segment Reporting.

Recently Issued Not Yet Effective Accounting Pronouncements:

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Corporation is assessing ASU 2024-03 and its effect on its consolidated financial statements and related disclosures.

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

	December 31, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$78,982	$—	$78,982
Mortgage Backed Securities-residential	—	541,320	—	541,320
Mortgage Backed Securities-commercial	—	13,661	—	13,661
Collateralized mortgage obligations	—	163,026	—	163,026
State and municipal	—	359,523	805	360,328
Municipal taxable	—	35,777	—	35,777
U.S. Treasury	—	—	—	—
Collateralized debt obligations	—	—	2,896	2,896
TOTAL	$—	$1,192,289	$3,701	$1,195,990
Derivative Assets		3,060
Derivative Liabilities		(3,060)

	December 31, 2023
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,440	$—	$91,440
Mortgage Backed Securities-residential	—	569,885	—	569,885
Mortgage Backed Securities-commercial	—	7,483	—	7,483
Collateralized mortgage obligations	—	180,829	—	180,829
State and municipal	—	369,631	1,180	370,811
Municipal taxable	—	34,285	—	34,285
U.S. Treasury	—	1,402	—	1,402
Collateralized debt obligations	—	—	3,002	3,002
TOTAL	$—	$1,254,955	$4,182	$1,259,137
Derivative Assets		2,878
Derivative Liabilities		(2,878)

There were no transfers between Level 1 and Level 2 during 2024 and 2023.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2024 and 2023.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,180	$3,002	$4,182
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(106)	(106)
Transfers	—	—	—
Settlements	(375)	—	(375)
Ending balance, December 31	$805	$2,896	$3,701

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

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2024, 2023 or 2022.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2024 with a value of $523 thousand was reduced by zero for fair value adjustment. At December 31, 2024, other real estate owned was comprised of $433 thousand from commercial loans and $90 thousand from residential loans. Other real estate owned at December 31, 2023 with a value of $107 thousand was reduced by $57 thousand for fair value adjustment. At December 31, 2023, other real estate owned was comprised of $26 thousand from commercial loans and $81 thousand from residential loans.

Fair value for collateral dependent loans is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 20% to 100% with an average discount of 78%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non-real estate collateral use much higher discounts than real estate collateral. Other real estate and collateral dependent loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2024 and 2023.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,896	Discounted cash flow	Discount rate	6.62%
Collateral dependent loans	$3,099	Discounted cash flow	Discount rate for age of appraisal and market conditions	20.00%-100.00%

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$1,180	Discounted cash flow	Discount rate	4.04%-4.44%
Collateralized debt obligations	$3,002	Discounted cash flow	Discount rate	7.36%
Collateral dependent loans	11,306	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2024 and 2023. Fair values for collateral dependent loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$93,526	$35,889	$57,637	$—	$93,526
Federal funds sold	820	—	820	—	820
Securities available-for-sale	1,195,990	—	1,192,289	3,701	1,195,990
Restricted stock	17,555	n/a	n/a	n/a	n/a
Loans, net	3,790,409	—	—	3,717,843	3,717,843
Accrued interest receivable	26,934	—	6,543	20,391	26,934
Deposits	(4,718,914)	—	(4,723,356)	—	(4,723,356)
Short-term borrowings	(187,057)	—	(187,057)	—	(187,057)
Other borrowings	(28,120)	—	(29,693)	—	(29,693)
Accrued interest payable	(3,799)	—	(3,799)	—	(3,799)

	December 31, 2023
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$76,759	$25,467	$51,292	$—	$76,759
Federal funds sold	282	—	282	—	282
Securities available-for-sale	1,259,137	—	1,254,955	4,182	1,259,137
Restricted stock	15,364	n/a	n/a	n/a	n/a
Loans, net	3,128,054	—	—	3,025,621	3,025,621
Accrued interest receivable	24,877	—	6,755	18,122	24,877
Deposits	(4,090,068)	—	(4,094,552)	—	(4,094,552)
Short-term borrowings	(67,221)	—	(67,221)	—	(67,221)
Other borrowings	(108,577)	—	(108,496)	—	(108,496)
Accrued interest payable	(2,588)	—	(2,588)	—	(2,588)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was zero at December 31, 2024 and 2023.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$90,649	$3	$(11,670)	$78,982
Mortgage Backed Securities - residential	630,556	15	(89,251)	541,320
Mortgage Backed Securities - commercial	14,182	2	(523)	13,661
Collateralized mortgage obligations	190,552	29	(27,555)	163,026
State and municipal obligations	394,696	171	(34,539)	360,328
Municipal taxable	41,162	11	(5,396)	35,777
Collateralized debt obligations	—	2,896	—	2,896
TOTAL	$1,361,797	$3,127	$(168,934)	$1,195,990

	December 31, 2023
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$102,978	$4	$(11,542)	$91,440
Mortgage Backed Securities-residential	653,507	53	(83,675)	569,885
Mortgage Backed Securities-commercial	7,919	—	(436)	7,483
Collateralized mortgage obligations	209,398	6	(28,575)	180,829
State and municipal obligations	397,413	1,407	(28,009)	370,811
Municipal taxable	39,872	12	(5,599)	34,285
U.S. Treasury	1,411	—	(9)	1,402
Collateralized debt obligations	—	3,002	—	3,002
TOTAL	$1,412,498	$4,484	$(157,845)	$1,259,137

As of December 31, 2024, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders’ equity.

Securities with a carrying value of approximately $929.8 million and $992.1 million at December 31, 2024 and 2023, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2024, 2023 and 2022, respectively.

(Dollar amounts in thousands)	2024	2023	2022
Proceeds	$11,419	$330	$1,565
Gross gains	133	1	6
Gross losses	(30)	(2)	(3)

Gains of $133 thousand and losses of $30 thousand in 2024 and gains of $1 thousand and losses of $2 thousand in 2023 and gains of $6 thousand and losses of $3 thousand in 2022 resulted from redemption premiums on called and sold securities.

Contractual maturities of debt securities at year-end 2024 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$8,256	$8,135
Due after one but within five years	45,469	44,008
Due after five but within ten years	121,980	117,935
Due after ten years	350,802	307,905
	526,507	477,983
Mortgage-backed securities and collateralized mortgage obligations	835,290	718,007
TOTAL	$1,361,797	$1,195,990

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2024 and 2023.

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,696	$(107)	$74,636	$(11,563)	$78,332	$(11,670)
Mortgage Backed Securities - Residential	51,996	(1,113)	481,270	(88,138)	533,266	(89,251)
Mortgage Backed Securities - Commercial	6,937	(161)	5,388	(362)	12,325	(523)
Collateralized mortgage obligations	85	—	158,244	(27,555)	158,329	(27,555)
State and municipal obligations	89,321	(953)	232,247	(33,586)	321,568	(34,539)
Municipal taxable	1,587	(20)	31,918	(5,376)	33,505	(5,396)
U.S. Treasury	—	—	—	—	—	—
Total temporarily impaired securities	$153,622	$(2,354)	$983,703	$(166,580)	$1,137,325	$(168,934)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,757	$(73)	$87,291	$(11,469)	$91,048	$(11,542)
Mortgage Backed Securities - Residential	3,810	(41)	556,414	(83,634)	560,224	(83,675)
Mortgage Backed Securities - Commercial	—	—	7,483	(436)	7,483	(436)
Collateralized mortgage obligations	12,981	(303)	164,871	(28,272)	177,852	(28,575)
State and municipal obligations	45,154	(319)	212,022	(27,690)	257,176	(28,009)
Municipal taxable	—	—	31,958	(5,599)	31,958	(5,599)
U.S. Treasury	1,402	(9)	—	—	1,402	(9)
Total temporarily impaired securities	$67,104	$(745)	$1,060,039	$(157,100)	$1,127,143	$(157,845)

The Corporation held 962 investment securities with an amortized cost greater than fair value as of December 31, 2024. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $168.9 million as of December 31, 2024 and $157.8 million as of December 31, 2023. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

In prior years, a significant portion of the total unrealized losses relates to collateralized debt obligations that were separately evaluated under FASB ASC 325-40, Beneficial Interests in Securitized Financial Assets. Based upon qualitative considerations, such as a downgrade in credit rating or further defaults of underlying issuers during the year, and an analysis of expected cash flows, we determined that three CDOs included in collateralized debt obligations were other-than-temporarily impaired. One of the CDO’s was called in first quarter 2017. A second was called in second quarter 2018. The remaining CDO has a contractual balance of $3.7 million at December 31, 2024 which has been reduced to $3.0 million by $750 thousand of interest payments received, $3.0 million of cumulative credit loss charges recorded through earnings to date and increased by $2.9 million recorded in other comprehensive income. These securities are collateralized by trust preferred securities issued primarily by bank holding companies, but certain pools do include a limited number of insurance companies.

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

	Three Months Ended December 31,		Year Ended December 31,
(Dollar amounts in thousands)	2024	2023	2024	2023
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2024	2023
Commercial	$2,196,351	$1,817,526
Residential	967,386	695,788
Consumer	668,058	646,758
Total gross loans	3,831,795	3,160,072
Deferred costs, net	5,346	7,749
Allowance for credit losses	(46,732)	(39,767)
TOTAL	$3,790,409	$3,128,054

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2024 and 2023, loans held for sale were $2.7 million and $2.5 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary bank makes loans to directors and executive officers and to their associates. In 2024, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $44.7 million at the beginning of the year. During 2024, advances of $11.2 million, and repayments of $16.2 million were made with respect to related party loans for an aggregate dollar amount outstanding of $39.7 million at December 31, 2024.

Loans serviced for others, which are not reported as assets, total $411.8 million and $462.6 million at year-end 2024 and 2023. Custodial escrow balances maintained in connection with serviced loans were $1.9 million and $2.1 million at year-end 2024 and 2023.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2024	2023	2022
Servicing rights:
Beginning of year	$1,211	$1,767	$1,959
Additions	—	—	489
Amortized to expense	(429)	(556)	(681)
End of year	$782	$1,211	$1,767

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.7 million and $2.9 million at year end 2024 and 2023. There was no valuation allowance in 2024 or 2023.

Fair value for 2024 was determined using a discount rate of 12.5%, prepayment speeds ranging from 92% to 195%, depending on the stratification of the specific right. Fair value at year end 2023 was determined using a discount rate of 12.5%, prepayment speeds ranging from 100% to 197%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.ACQUISITIONS:

On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), other than dissenting shares, each share of SimplyBank Common Stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive $718.38 per share in cash. The aggregate value of the transaction was approximately $73.4 million. Acquisition-related costs of $1.7 million are included in the Corporation’s income statement for the year ended December 31, 2024.

Goodwill of $13.0 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The goodwill value is subject to change pending receipt of the final valuation. The goodwill for SimplyBank is deductible for income tax purposes as the transaction was accounted for as a taxable acquisition. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$73,400	$—	$73,400

Fair value of total consideration transferred	$73,400	$—	$73,400

Assets acquired
Cash	$101,553	$—	$101,553
Investment securities available-for-sale	77,350	—	77,350
Federal funds sold	—	—	—
Bank owned life insurance	12,816	—	12,816
Federal Home Loan Bank stock	726	—	726
Loans	467,997	2,731	470,728
Premises and equipment	14,231	—	14,231
Core deposit intangibles	19,788	—	19,788
Other assets	6,184	—	6,184
Total assets acquired	700,645	2,731	703,376

Liabilities assumed
Deposits	622,937	—	622,937
FHLB advances	1,719	—	1,719
Other liabilities	12,899	—	12,899
Total liabilities assumed	637,555	—	637,555

Net identifiable assets	63,090	2,731	65,821
Goodwill	$10,310	$2,731	$13,041

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

	Year Ended December 31,
(Dollar amounts in thousands, except per share data)	2024	2023
Net interest income	$188,441	$196,646
Net income	$36,425	$70,586
Basic and diluted earnings per share	$3.08	$5.91

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022.

Allowance for Credit Losses:		December 31, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
PCD ACL on acquired loans	3,006	—	—	—	3,006
Provision for credit losses	6,637	3,035	6,620	(126)	16,166
Loans charged -off	(7,890)	(343)	(11,056)	—	(19,289)
Recoveries	1,946	451	4,685	—	7,082
Ending Balance	$16,963	$17,470	$12,046	$253	$46,732

Allowance for Credit Losses:		December 31, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	198	(317)	7,193	221	7,295
Loans charged -off	(966)	(216)	(14,314)	—	(15,496)
Recoveries	1,083	292	6,814	—	8,189
Ending Balance	$13,264	$14,327	$11,797	$379	$39,767

Allowance for Credit Losses:		December 31, 2022
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,883	$18,316	$10,721	$385	$48,305
Provision for credit losses	(4,079)	(3,850)	6,131	(227)	(2,025)
Loans charged off	(3,917)	(657)	(11,132)	—	(15,706)
Recoveries	2,062	759	6,384	—	9,205
Ending Balance	$12,949	$14,568	$12,104	$158	$39,779

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$43	$2,092	$—
Farmland	—	1,047	806
Non Farm, Non Residential	—	1,733	897
Agriculture	—	644	623
All Other Commercial	—	1,181	1,116
Residential
First Liens	459	1,464	694
Home Equity	822	107	—
Junior Liens	243	85	27
Multifamily	321	291	225
All Other Residential	—	103	46
Consumer
Motor Vehicle	—	2,364	—
All Other Consumer	—	368	—
TOTAL	$1,888	$11,479	$4,434

	December 31, 2023
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$5	$13,971	$860
Farmland	—	1,221	1,201
Non Farm, Non Residential	—	995	1,011
Agriculture	—	1,147	1,103
All Other Commercial	—	1,046	1,027
Residential
First Liens	620	960	—
Home Equity	32	68	—
Junior Liens	239	67	—
Multifamily	47	543	373
All Other Residential	—	427	—
Consumer
Motor Vehicle	45	2,933	—
All Other Consumer	—	218	—
TOTAL	$988	$23,596	$5,575

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

The following table presents the amortized cost of loans and leases at December 31, 2024 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$—	$—	$—	0.00%
Junior Liens	—	—	—	64	—	—	0.10%
Multifamily	—	—	—	—	—	—	0.00%
Consumer
Motor Vehicle	25	—	138	25	81	82	0.06%
TOTAL	$25	$—	$138	$89	$81	$82	0.01%

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans and leases that have been modified during the twelve months ended December 31, 2024 are in a current status of repayment.

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2024.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	—%	—
Junior Liens	$—	1.38%	—
Consumer
Motor Vehicle	61	3.49%	17
TOTAL	$61	2.70%	17

There were no modified loans that had a payment default during the twelve months ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Upon the Corporation’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents the amortized cost basis of collateral dependent loans by class of loans:

	December 31, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1	$5,978
Farmland	996	—
Non Farm, Non Residential	4,111	—
Agriculture	—	623
All Other Commercial	1,116	—
Residential
First Liens	694	—
Home Equity	—	—
Junior Liens	27	—
Multifamily	225	—
All Other Residential	46	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,216	$6,601

	December 31, 2023
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1,454	$12,056
Farmland	1,633	—
Non Farm, Non Residential	3,919	—
Agriculture	49	1,054
All Other Commercial	1,027	—
Residential
First Liens	32	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	373	—
All Other Residential	349	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$8,836	$13,110

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$746	$768	$208	$1,722	$571,244	$572,966
Farmland	598	—	806	1,404	131,582	132,986
Non Farm, Non Residential	1,619	—	—	1,619	811,252	812,871
Agriculture	—	—	642	642	148,647	149,289
All Other Commercial	1,297	152	—	1,449	540,948	542,397
Residential
First Liens	4,304	1,361	1,224	6,889	444,792	451,681
Home Equity	639	157	906	1,702	88,137	89,839
Junior Liens	356	101	290	747	64,154	64,901
Multifamily	529	74	345	948	318,763	319,711
All Other Residential	25	—	108	133	44,477	44,610
Consumer
Motor Vehicle	10,176	1,435	808	12,419	627,119	639,538
All Other Consumer	555	122	123	800	30,843	31,643
TOTAL	$20,844	$4,170	$5,460	$30,474	$3,821,958	$3,852,432

	December 31, 2023
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$668	$488	$1,136	$2,292	$649,801	$652,093
Farmland	58	—	1,201	1,259	132,147	133,406
Non Farm, Non Residential	—	—	—	—	439,009	439,009
Agriculture	—	—	1,141	1,141	139,900	141,041
All Other Commercial	—	—	—	—	464,776	464,776
Residential
First Liens	2,841	816	924	4,581	354,711	359,292
Home Equity	360	188	71	619	65,191	65,810
Junior Liens	462	124	262	848	57,985	58,833
Multifamily	117	140	373	630	191,104	191,734
All Other Residential	554	—	47	601	21,961	22,562
Consumer
Motor Vehicle	12,491	1,754	761	15,006	602,442	617,448
All Other Consumer	397	102	13	512	31,857	32,369
TOTAL	$17,948	$3,612	$5,929	$27,489	$3,150,884	$3,178,373

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$92,372	$38,454	$104,695	$76,691	$35,180	$90,984	$85,448	$523,824
	Special Mention	354	137	870	9,953	2,931	1,052	1,078	$16,375
	Substandard	4,464	3,461	233	1,478	374	10,244	5,904	$26,158
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,041	924	735	353	153	75	—	$4,281
	Subtotal	$99,231	$42,976	$106,533	$88,475	$38,638	$102,355	$92,430	$570,638

	Current period gross charge-offs	$-	$-	$1,982	$4,716	$54	$96	$-	$6,848

Farmland	Pass	$12,676	$19,782	$15,526	$20,086	$7,565	$51,413	$494	$127,542
	Special Mention	—	—	—	—	—	817	—	$817
	Substandard	—	—	35	237	—	1,292	—	$1,564
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$12,676	$19,782	$15,561	$20,323	$7,565	$53,533	$494	$129,934

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$145,512	$85,201	$162,233	$167,505	$40,094	$164,625	$19,286	$784,456
	Special Mention	—	107	411	12,976	—	—	—	$13,494
	Substandard	636	50	2,596	2,736	102	5,602	—	$11,722
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	658	62	—	$720
	Subtotal	$146,148	$85,358	$165,240	$183,217	$40,854	$170,289	$19,286	$810,392

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$12,492	$7,810	$9,281	$4,815	$4,824	$20,925	$81,991	$142,138
	Special Mention	—	—	84	—	5	1,353	1,750	$3,192
	Substandard	—	—	—	—	—	649	—	$649
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	12	—	27	23	13	—	—	$75
	Subtotal	$12,504	$7,810	$9,392	$4,838	$4,842	$22,927	$83,741	$146,054

	Current period gross charge-offs	$-	$-	$53	$-	$-	$-	$-	$53

Other Commercial	Pass	$61,991	$56,715	$99,257	$112,668	$93,030	$102,823	$10,435	$536,919
	Special Mention	—	—	—	—	—	758	—	$758
	Substandard	—	—	940	—	21	240	—	$1,201
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	26	—	9	420	—	$455
	Subtotal	$61,991	$56,715	$100,223	$112,668	$93,060	$104,241	$10,435	$539,333

	Current period gross charge-offs	$889	$100	$-	$-	$-	$-	$-	$989

Residential
Multifamily >5 Residential	Pass	$78,426	$65,289	$58,565	$42,191	$22,950	$26,018	$4,662	$298,101
	Special Mention	—	—	12,538	—	342	6,259	—	$19,139
	Substandard	—	—	225	—	—	24	—	$249
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	424	—	653	—	$1,077
	Subtotal	$78,426	$65,289	$71,328	$42,615	$23,292	$32,954	$4,662	$318,566

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$403,469	$273,251	$449,557	$423,956	$203,643	$456,788	$202,316	$2,412,980
	Special Mention	354	244	13,903	22,929	3,278	10,239	2,828	$53,775
	Substandard	5,100	3,511	4,029	4,451	497	18,051	5,904	$41,543
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,053	924	788	800	833	1,221	—	$6,619
		$410,976	$277,930	$468,277	$452,136	$208,251	$486,299	$211,048	$2,514,917

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$80,873	$131,522	$112,811	$47,445	$44,257	$100,872	$81,551	$599,331
	Special Mention	6	221	10,025	3,442	323	866	2,715	$17,598
	Substandard	3,620	4,734	1,842	981	1,789	5,354	7,932	$26,252
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,352	847	431	144	93	—	$6,343
	Subtotal	$87,975	$137,829	$125,525	$52,299	$46,513	$107,185	$92,198	$649,524

	Current period gross charge-offs	$8	$72	$40	$78	$24	$49	$-	$271

Farmland	Pass	$21,232	$16,025	$20,794	$8,310	$8,790	$52,357	$287	$127,795
	Special Mention	—	—	4	—	363	710	—	$1,077
	Substandard	—	—	—	41	309	1,370	—	$1,720
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	14	—	$14
	Subtotal	$21,232	$16,025	$20,798	$8,351	$9,462	$54,451	$287	$130,606

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$73,740	$123,319	$69,477	$23,965	$22,550	$106,752	$7,606	$427,409
	Special Mention	—	732	995	—	845	—	—	$2,572
	Substandard	102	—	—	—	479	6,356	—	$6,937
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	678	—	65	—	$743
	Subtotal	$73,842	$124,051	$70,472	$24,643	$23,874	$113,173	$7,606	$437,661

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$10,764	$11,299	$6,614	$6,118	$7,443	$25,678	$64,476	$132,392
	Special Mention	—	86	—	8	—	605	3,618	$4,317
	Substandard	—	55	—	—	50	1,067	—	$1,172
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	51	31	35	24	—	—	$141
	Subtotal	$10,764	$11,491	$6,645	$6,161	$7,517	$27,350	$68,094	$138,022

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$27,401	$105,046	$104,307	$94,029	$4,774	$112,159	$9,177	$456,893
	Special Mention	—	—	—	2,478	—	830	—	$3,308
	Substandard	—	1,027	16	—	—	—	—	$1,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	12	—	—	—	457	—	$469
	Subtotal	$27,401	$106,085	$104,323	$96,507	$4,774	$113,446	$9,177	$461,713

	Current period gross charge-offs	$675	$-	$-	$-	$20	$-	$-	$695

Residential
Multifamily >5 Residential	Pass	$34,551	$62,845	$32,273	$22,590	$6,397	$23,215	$382	$182,253
	Special Mention	—	—	—	357	—	6,571	—	$6,928
	Substandard	—	—	—	—	—	373	—	$373
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1,102	—	—	251	—	$1,353
	Subtotal	$34,551	$62,845	$33,375	$22,947	$6,397	$30,410	$382	$190,907

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$248,561	$450,056	$346,276	$202,457	$94,211	$421,033	$163,479	$1,926,073
	Special Mention	6	1,039	11,024	6,285	1,531	9,582	6,333	$35,800
	Substandard	3,722	5,816	1,858	1,022	2,627	14,520	7,932	$37,497
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	3,476	1,415	1,980	1,144	168	880	—	$9,063
		$255,765	$458,326	$361,138	$210,908	$98,537	$446,015	$177,744	$2,008,433

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

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$64,953	$47,930	$89,205	$69,090	$37,658	$136,805	$2,279	$447,920
	Non-performing	—	—	—	180	113	2,019	—	$2,312
	Subtotal	$64,953	$47,930	$89,205	$69,270	$37,771	$138,824	$2,279	$450,232

	Current period gross charge-offs	$-	$-	$-	$-	$-	$221	$-	$221

Home Equity	Performing	$966	$562	$1,017	$31	$143	$1,149	$84,723	$88,591
	Non-performing	—	—	41	—	38	108	720	$907
	Subtotal	$966	$562	$1,058	$31	$181	$1,257	$85,443	$89,498

	Current period gross charge-offs	$-	$-	$22	$-	$-	$28	$51	$101

Junior Liens	Performing	$16,989	$12,371	$12,590	$6,431	$5,200	$9,229	$1,578	$64,388
	Non-performing	—	39	41	38	60	146	—	$324
	Subtotal	$16,989	$12,410	$12,631	$6,469	$5,260	$9,375	$1,578	$64,712

	Current period gross charge-offs	$-	$15	$-	$-	$-	$-	$-	$15

Other Residential	Performing	$17,542	$13,123	$6,960	$4,392	$628	$1,559	$53	$44,257
	Non-performing	—	—	—	80	5	36	—	$121
	Subtotal	$17,542	$13,123	$6,960	$4,472	$633	$1,595	$53	$44,378

	Current period gross charge-offs	$-	$-	$-	$6	$-	$-	$-	$6

Consumer
Motor Vehicle	Performing	$247,368	$187,134	$139,251	$37,043	$20,130	$3,290	$11	$634,227
	Non-performing	144	346	1,112	398	286	59	—	$2,345
	Subtotal	$247,512	$187,480	$140,363	$37,441	$20,416	$3,349	$11	$636,572

	Current period gross charge-offs	$478	$2,692	$4,839	$1,751	$587	$97	$-	$10,444

Other Consumer	Performing	$11,580	$6,883	$3,270	$2,161	$1,094	$576	$5,501	$31,065
	Non-performing	32	92	155	75	24	3	40	$421
	Subtotal	$11,612	$6,975	$3,425	$2,236	$1,118	$579	$5,541	$31,486

	Current period gross charge-offs	$50	$197	$121	$22	$16	$24	$182	$612

Total	Performing	$359,398	$268,003	$252,293	$119,148	$64,853	$152,608	$94,145	$1,310,448
	Non-performing	176	477	1,349	771	526	2,371	760	$6,430
Total other loans		$359,574	$268,480	$253,642	$119,919	$65,379	$154,979	$94,905	$1,316,878

		December 31, 2023
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2023	2022	2021	2020	2019	Prior	Loans	Total
Residential
First Liens	Performing	$49,146	$70,952	$65,232	$36,751	$15,185	$118,087	$1,066	$356,419
	Non-performing	—	121	—	65	57	1,504	—	$1,747
	Subtotal	$49,146	$71,073	$65,232	$36,816	$15,242	$119,591	$1,066	$358,166

	Current period gross charge-offs	$-	$-	$-	$-	$-	$167	$-	$167

Home Equity	Performing	$61	$68	$—	$7	$378	$866	$64,102	$65,482
	Non-performing	—	22	—	17	—	60	—	$99
	Subtotal	$61	$90	$—	$24	$378	$926	$64,102	$65,581

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Junior Liens	Performing	$15,050	$15,431	$8,248	$5,557	$4,280	$8,094	$1,698	$58,358
	Non-performing	—	53	45	104	—	103	—	$305
	Subtotal	$15,050	$15,484	$8,293	$5,661	$4,280	$8,197	$1,698	$58,663

	Current period gross charge-offs	$-	$-	$-	$-	$24	$24	$-	$48

Other Residential	Performing	$6,432	$9,477	$3,100	$421	$641	$1,511	$415	$21,997
	Non-performing	—	—	46	—	390	38	—	$474
	Subtotal	$6,432	$9,477	$3,146	$421	$1,031	$1,549	$415	$22,471

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Consumer
Motor Vehicle	Performing	$264,933	$215,125	$70,926	$46,939	$12,038	$2,177	$—	$612,138
	Non-performing	232	973	520	532	134	30	—	$2,421
	Subtotal	$265,165	$216,098	$71,446	$47,471	$12,172	$2,207	$—	$614,559

	Current period gross charge-offs	$841	$7,722	$3,101	$1,448	$499	$174	$-	$13,785

Other Consumer	Performing	$12,561	$6,895	$3,778	$2,189	$659	$692	$5,203	$31,977
	Non-performing	—	20	145	39	17	—	1	$222
	Subtotal	$12,561	$6,915	$3,923	$2,228	$676	$692	$5,204	$32,199

	Current period gross charge-offs	$61	$213	$61	$37	$3	$5	$149	$529

Total	Performing	$348,183	$317,948	$151,284	$91,864	$33,181	$131,427	$72,484	$1,146,371
	Non-performing	232	1,189	756	757	598	1,735	1	$5,268
Total other loans		$348,415	$319,137	$152,040	$92,621	$33,779	$133,162	$72,485	$1,151,639

The fair value of purchased financial assets with credit deterioration was $1.7 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $4.7 million. The Corporation estimates, on the date of acquisition, that $3.0 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected. There were two loans in this classification, and they were both commercial and industrial loans.

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2024	2023
Land	$20,547	$17,379
Building and leasehold improvements	77,248	68,166
Furniture and equipment	48,919	52,201
	146,714	137,746
Less accumulated depreciation	(65,206)	(70,460)
TOTAL	$81,508	$67,286

Aggregate depreciation expense was $6.1 million, $5.4 million and $4.8 million for 2024, 2023 and 2022, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.3 million, $1.2 million, and $1.2 million for 2024, 2023, and 2022. Rent commitments, before considering renewal options that generally are present, were as follows:

2025	$1,202
2026	1,141
2027	1,122
2028	1,019
2029	670
Thereafter	4,678
$9,832

See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2024 and 2023. Management does not believe any amount of goodwill is impaired.

Goodwill was as follows at year-end:

	2024	2023	2022
Beginning of year	$86,985	$86,985	$86,135
Acquired goodwill	13,041	—	850
Impairment	—	—	—
End of year	$100,026	$86,985	$86,985

Goodwill related to the acquisition of Hancock Bancorp, Inc. was increased by $850 thousand in 2022 due to adjustments to deferred tax assets related to the filing of the final Hancock Bancorp, Inc. tax return.

Intangible assets subject to amortization at December 31, 2024 and 2023 are as follows:

	2024		2023
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$21,858	$17,159	$21,857	$16,271
Acquired core deposit intangible	19,788	2,942	—	—
	$41,646	$20,101	$21,857	$16,271

Aggregate amortization expense was $3.8 million, $1.1 million and $1.3 million for 2024, 2023 and 2022, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2025	$5,310
2026	4,015
2027	2,995
2028	2,888
2029	2,471

10.DEPOSITS:

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2024 and 2023 were $145.0 million and $92.9 million.

Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2025	$689,755
2026	34,048
2027	16,494
2028	6,088
2029	3,858

Related party deposits from principal officers, directors and their affiliates at December 31, 2024 and 2023 were $54.5 million and $54.3 million, respectively.

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation’s short-term borrowings at December 31, 2024 and 2023 is presented below:

(Dollar amounts in thousands)	2024	2023
Federal Funds Purchased	$154,250	$27,300
Repurchase Agreements	32,807	39,921
	$187,057	$67,221

(Dollar amounts in thousands)	2024	2023
Average amount outstanding	$97,112	$116,993
Maximum amount outstanding at a month end	187,057	169,816
Average interest rate during year	4.41%	4.59%
Interest rate at year-end	3.90%	2.76%

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

December 31, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$24,380	$552	$5,150	$2,725	$32,807

December 31, 2023
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$32,319	$300	$3,637	$3,665	$39,921

12.OTHER BORROWINGS:

Other borrowings at December 31, 2024 and 2023 are summarized as follows:

(Dollar amounts in thousands)	2024	2023
FHLB advances	$7,287	$108,577
Notes payable	20,833	—
TOTAL	$28,120	$108,577

The aggregate minimum annual retirements of other borrowings are as follows:

2025	$6,133
2026	—
2027	21,987
2028	—
2029	—
Thereafter	—
$28,120

At December 31, 2024 and 2023, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly is permitted to obtain advances. There are $7.3 million of advances from the FHLB at December 31, 2024, and $108.6 million of advances at December 31, 2023, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 0.68% to 5.54% in 2024 and 0.68% to 5.56% during the year in 2023. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $55.9 million at December 31, 2024, and $64.1 million at December 31, 2023, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $388.5 million at year end 2024. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty. In addition the Corporation secured a note payable to a commercial bank in the second quarter 2024. The balance at December 31, 2024 is $21 million.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the years ended December 31, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2024	2023
Non-interest income
Service charges on deposits and debit card fee income	$29,653	$28,079
Trust and financial services	5,468	5,155
Interchange income	655	676
Net gains on sales of loans (a)	1,153	966
Loan servicing fees (a)	1,259	1,176
Net gains/(losses) on sales of securities (a)	103	(1)
Other service charges and fees (a)	999	801
Other (b)	3,482	5,850
Total non-interest income	$42,772	$42,702
(a)	Not within the scope of ASC 606.
(b)	The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2024 and December 31, 2023, totaling $100 thousand and $(63) thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

14.INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2024	2023	2022
Federal:
Currently payable	$11,028	$9,047	$11,016
Deferred	(3,067)	263	2,277
	7,961	9,310	13,293
State:
Currently payable	2,131	2,302	2,485
Deferred	(213)	209	873
	1,918	2,511	3,358
TOTAL	$9,879	$11,821	$16,651

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2024	2023	2022
Federal income taxes computed at the statutory rate	$12,002	$15,223	$18,430
Add (deduct) tax effect of:
Tax exempt income	(3,395)	(3,548)	(3,439)
ESOP dividend deduction	(73)	(107)	(103)
State tax, net of federal benefit	1,515	1,984	2,653
General business tax credits	(542)	(1,720)	(674)
Other, net	372	(11)	(216)
TOTAL	$9,879	$11,821	$16,651

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

(Dollar amounts in thousands)	2024	2023
Deferred tax assets:
Other than temporary impairment	$742	$739
Net unrealized losses on retirement plans	1,493	3,497
Net unrealized loss on available for sale securities	38,000	35,358
Loan loss provisions	11,543	9,772
Unfunded commitments	530	528
Deferred compensation	1,863	1,711
Compensated absences	814	783
Post-retirement benefits	1,188	1,218
Lease liability	1,953	1,463
Other	4,147	3,808
GROSS DEFERRED ASSETS	62,273	58,877
Deferred tax liabilities:
Depreciation	(236)	(350)
Mortgage servicing rights	(204)	(310)
Pensions	(1,594)	(1,458)
Right-of-use asset	(1,927)	(1,452)
Intangibles	(6,246)	(6,318)
Purchase accounting	(189)	(157)
Other	(3,860)	(4,732)
GROSS DEFERRED LIABILITIES	(14,256)	(14,777)
NET DEFERRED TAX ASSETS	$48,017	$44,100

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2024	2023	2022
Balance at January 1	$826	$858	$808
Additions based on tax positions related to the current year	126	74	59
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(174)	(106)	(9)
Balance at December 31	$778	$826	$858

Of this total, $778 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2024, 2023 and 2022 was an expense increase of $8 thousand, an increase of $18 thousand, and an increase of $18 thousand, respectively. The amount accrued for interest and penalties at December 31, 2024, 2023 and 2022 was $129 thousand, $121 thousand and $103 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana, Illinois, Kentucky, Tennessee, Georgia, and other states. The Corporation is no longer subject to examination by taxing authorities for years before 2021.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2024	2023
Home Equity	$98,226	$88,198
Commercial Operating Lines	611,036	538,945
Other Commitments	143,529	102,352
TOTAL	$852,791	$729,495
Commercial letters of credit	$12,725	$7,456

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 6.25% to 9.75% in 2024. In 2023 this range of rates was from 6.50% to 9.75%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $113.9 million and $60.1 million at December 31, 2024 and 2023. The fair value of these contracts combined was zero, as gains offset losses. The gross losses associated with these interest rate swaps was $3.1 million and $2.9 million at December 31, 2024 and 2023. These balances are included in other assets and other liabilities.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation’s Board of Directors. The Corporation made contributions to the defined benefit plan of $3.4 million, zero and $126 thousand in 2024, 2023 and 2022. The Corporation contributed $1.67 million, $1.52 million and $1.45 million to the ESOP in 2024, 2023 and 2022. There were contributions of $1.4 million, $1.3 million and $1.1 million to the ESOP for employees no longer participating in the defined benefit plan in 2024, 2023 and 2022 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2024	2023	2022
Service cost - benefits earned	$565	$628	$1,190
Interest cost on projected benefit obligation	3,788	3,824	2,826
Expected return on plan assets	(4,205)	(3,879)	(4,910)
Net amortization and deferral	435	752	1,259
Net periodic pension cost	583	1,325	365
Net loss (gain) during the period	(6,063)	(1,761)	(5,323)
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(435)	(752)	(1,259)
Total recognized in other comprehensive (income) loss	(6,498)	(2,513)	(6,582)
Total recognized net periodic pension cost and other comprehensive income	$(5,915)	$(1,188)	$(6,217)

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation’s retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$84,523	$83,578
Service cost	565	628
Interest cost	3,788	3,824
Actuarial (gain) loss	(3,355)	788
Benefits paid	(5,130)	(4,295)
Benefit obligation at December 31	80,391	84,523
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	74,117	71,734
Actual return on plan assets	6,913	6,429
Employer contributions	3,620	249
Benefits paid	(5,130)	(4,295)
Fair value of plan assets at December 31	79,520	74,117
Funded status at December 31 (plan assets less benefit obligation)	$(871)	$(10,406)

Amounts recognized in accumulated other comprehensive income at December 31, 2024 and 2023 consist of:

(Dollar amounts in thousands)	2024	2023
Net loss (gain)	$5,458	$11,956
Prior service cost (credit)	—	—
	$5,458	$11,956

The accumulated benefit obligation for the defined benefit pension plan was $78.0 million and $81.8 million at year-end 2024 and 2023.

Principal assumptions used to determine pension benefit obligation at year end:	2024	2023
Discount rate	5.54%	4.83%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2024	2023
Discount rate	4.83%	5.02%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation’s pension plan weighted-average asset allocation for the years 2024 and 2023 by asset category are as follows:

	Pension Plan	ESOP	Pension		ESOP
	Target	Target	Percentage of Plan		Percentage of Plan
	Allocation	Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2024	2024	2024	2023	2024	2023
Equity securities	25-75%	95-99%	65%	64%	98%	99%
Debt securities	0-50%	0-0%	30%	34%	—%	—%
Other	0-20%	0-5%	5%	2%	2%	1%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2024 and 2023, by asset category, is as follows:

		Fair Value Measurements at
		December 31, 2024 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$57,590	$57,590	$—	$—
Debt securities	10,665	—	10,665	—
Investment Funds	11,265	11,265	—	—
Total plan assets	$79,520	$68,855	$10,665	$—

		Fair Value Measurements at
		December 31, 2023 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$52,088	$52,088	$—	$—
Debt securities	11,192	—	11,192	—
Investment Funds	10,837	10,837	—	—
Total plan assets	$74,117	$62,925	$11,192	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $16.5 million (21 percent of total plan assets) and $16.3 million (22 percent of total plan assets) at December 31, 2024 and 2023, respectively. In addition the ESOP for non plan participants holds an estimated $9.7 million and $8.3 million of First Financial Corporation stock at December 31, 2024 and December 31, 2023 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $570 thousand to its pension plan and $563 thousand to its ESOP in 2025.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2025	$4,867
2026	5,040
2027	5,181
2028	5,312
2029	5,399
2030-2034	27,613

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan’s participants who are also participants in the Corporation’s defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation’s tax qualified defined benefit pension plan. Expenses related to the plan were $481 thousand in 2024 and $517 thousand in 2023 and $751 thousand in 2022. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2024	2023	2022
Net loss (gain) during the period	$781	$(144)	$(1,604)
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(37)	(84)	(418)
Total recognized in other comprehensive (income) loss	$744	$(228)	$(2,022)

The Corporation has $9.0 million and $7.8 million recognized in the balance sheet as a liability at December 31, 2024 and 2023. Amounts in accumulated other comprehensive income consist of $1.7 million net loss at December 31, 2024 and $926 thousand net loss at December 31, 2023.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2025	$539
2026	625
2027	624
2028	624
2029	623
2030-2034	3,686

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2024 and 2023 are as follows:

	December 31,
(Dollar amounts in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$3,190	$3,175
Service cost	16	21
Interest cost	137	153
Plan participants' contributions	94	84
Actuarial (gain)	(471)	34
Benefits paid	(305)	(277)
Benefit obligation at December 31	$2,661	$3,190
Funded status at December 31	$2,661	$3,190

Amounts recognized in accumulated other comprehensive income consist of a net gain of $851 thousand at December 31, 2024 and $459 thousand net gain at December 31, 2023. The post-retirement benefits paid in 2024 and 2023 of $305 thousand and $277 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2024	2023
Discount rate	5.54%	4.83%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2025	2024

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2024	2023	2022
Service cost	$16	$21	$34
Interest cost	137	153	111
Amortization of net actuarial loss (gain)	(79)	(53)	—
Net periodic benefit cost	74	121	145
Net loss (gain) during the period	(471)	34	(758)
Amortization of prior service cost	79	53	—
Total recognized in other comprehensive income (loss)	(392)	87	(758)
Total recognized net periodic benefit cost and other comprehensive income	$(318)	$208	$(613)

Contributions — The Corporation expects to contribute $243 thousand to its other post-retirement benefit plan in 2025.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2025	$243
2026	236
2027	230
2028	227
2029	220
2030-2034	1,028

17.STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation’s Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Stock Incentive Plan”) effective upon the approval of the Plan by the Corporation’s shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock were reserved for issuance under the 2011 Stock Incentive Plan. A total of 295,629 shares of restricted common stock of the Corporation were granted under the 2011 Stock Incentive Plan. On April 21, 2021 at the Corporation’s annual meeting of shareholders, the shareholders approved the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan (“2011 Amended Plan”). An aggregate of 400,000 shares of common stock are reserved for issuance under the 2011 Amended Plan. Shares issuable under the 2011 Amended Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2024 and 2023, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation’s annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 27,803 shares and 22,228 shares of restricted common stock of the Corporation were granted under the 2011 Amended Plan in 2024 and 2023, respectively. A total of 310,131 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $1.3 million, $895 thousand, and $825 thousand in 2024, 2023 and 2022, respectively.

		2024		2023
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	21,047	45.15	19,127	44.11
Granted during the year	27,803	37.45	22,228	45.07
Vested during the year	(32,432)	41.13	(20,308)	44.08
Forfeited during the year	(5,789)	40.85	—	—
Nonvested balance at December 31,	10,629	39.63	21,047	45.15

As of December 31, 2024 and 2023, there was $421 thousand and $950 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2024 and 2023 was $1.5 million and $874 thousand, respectively.

18. OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2024 and 2023.

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	(9,730)	4,315	(5,415)
Amounts reclassified from accumulated other comprehensive income	(77)	294	217
Net current period other comprehensive income (loss)	(9,807)	4,609	(5,198)
Ending balance, December 31,	$(127,807)	$(4,478)	$(132,285)

	Unrealized
	gains and
	(Losses) on available-	2023
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(128,896)	$(11,078)	$(139,974)
Change in other comprehensive income (loss) before reclassification	10,895	1,427	12,322
Amounts reclassified from accumulated other comprehensive income	1	564	565
Net current period other comprehensive income (loss)	10,896	1,991	12,887
Ending balance, December 31,	$(118,000)	$(9,087)	$(127,087)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	12/31/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$(9,727)	$(129,979)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(80)	2,172
Total unrealized gain (loss) on securities available-for-sale	$(118,000)	$(9,807)	$(127,807)
Unrealized gain (loss) on retirement plans	(9,087)	4,609	(4,478)
TOTAL	$(127,087)	$(5,198)	$(132,285)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2023	Change	12/31/2023
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(131,135)	$10,883	$(120,252)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,239	13	2,252
Total unrealized income (loss) on securities available-for-sale	$(128,896)	$10,896	$(118,000)
Unrealized gain (loss) on retirement plans	(11,078)	1,991	(9,087)
TOTAL	$(139,974)	$12,887	$(127,087)

	Year Ended December 31, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$103		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$77		Net of tax

Amortization of	$(392)	(a)	Salary and benefits
retirement plan items	98		Income tax expense
	$(294)		Net of tax
Total reclassifications for the period	$(217)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Year Ended December 31, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(1)		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$(1)		Net of tax

Amortization of	$(752)	(a)	Salary and benefits
retirement plan items	188		Income tax expense
	$(564)		Net of tax
Total reclassifications for the period	$(565)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2022
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$3		Net securities gains (losses)
on available-for-sale	(1)		Income tax expense
securities	$2		Net of tax

Amortization of	$(1,259)	(a)
retirement plan items	315		Income tax expense
	$(944)		Net of tax
Total reclassifications for the period	$(942)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2024, the Corporation had lease liabilities totaling $7,829,000 and right-of-use assets totaling $7,725,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2024, the weighted average remaining lease term for operating leases was 10.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.21%.

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

Lease costs were as follows:

Year Ended
(Dollar amounts in thousands)	December 31, 2024
Operating lease cost	$1,190
Short-term lease cost	115
Variable lease cost	19
Total lease cost	$1,324

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	1,098
Right-of-use assets obtained in exchange for new operating lease liabilities	3,262

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

(Dollar amounts in thousands)	December 31, 2024
Twelve Months Ended December 31,
2025	$1,202
2026	1,141
2027	1,122
2028	1,019
2029	670
Thereafter	4,678
Total Future Minimum Lease Payments	9,832
Amounts Representing Interest	(2,003)
Present Value of Net Future Minimum Lease Payments	$7,829

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

Further, the Corporation’s primary source of funds to pay dividends to shareholders is dividends from its subsidiary bank and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliate to pay dividends. At December 31, 2024, $61.4 million of undistributed earnings of the subsidiary bank, included in consolidated retained earnings, were available for distribution to the Corporation with regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes, as of December 31, 2024 and 2023, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2024, the most recent notification from the respective regulatory agencies categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2024 and 2023.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2024	$606,487	13.46%	$472,950	10.500%	N/A	N/A
Corporation – 2023	602,258	15.80%	$400,201	10.500%	N/A	N/A
First Financial Bank – 2024	615,765	13.81%	468,183	10.500%	445,889	10.00%
First Financial Bank – 2023	560,975	14.89%	395,567	10.500%	376,731	10.00%
Common equity tier I capital
Corporation – 2024	$559,755	12.43%	$315,300	7.000%	N/A	N/A
Corporation – 2023	562,492	14.76%	$266,800	7.000%	N/A	N/A
First Financial Bank – 2024	569,033	12.76%	312,122	7.000%	289,828	6.50%
First Financial Bank – 2023	521,209	13.84%	263,712	7.000%	244,875	6.50%
Tier I risk-based capital
Corporation – 2024	$559,755	12.43%	$382,864	8.500%	N/A	N/A
Corporation – 2023	562,492	14.76%	$323,972	8.500%	N/A	N/A
First Financial Bank – 2024	569,033	12.76%	379,005	8.500%	356,711	8.00%
First Financial Bank – 2023	521,209	13.84%	320,221	8.500%	301,385	8.00%
Tier I leverage capital
Corporation – 2024	$559,755	10.38%	$215,779	4.00%	N/A	N/A
Corporation – 2023	562,492	12.14%	$185,309	4.00%	N/A	N/A
First Financial Bank – 2024	569,033	10.26%	221,899	4.00%	277,374	5.00%
First Financial Bank – 2023	521,209	10.73%	194,384	4.00%	242,981	5.00%

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

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2024 and 2023, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2024, are as follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands)	2024	2023
ASSETS
Cash deposits in affiliated banks	$4,291	$37,907
Investments in subsidiaries	556,489	484,868
Securities available-for-sale	—	1,401
Land and headquarters building, net	8,518	8,822
Other	44,553	36,985
Total Assets	$613,851	$569,983
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable	20,833	—
Dividends payable	6,032	5,304
Other liabilities	37,945	36,703
TOTAL LIABILITIES	64,810	42,007
Shareholders' Equity	549,041	527,976
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$613,851	$569,983

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollar amounts in thousands)	2024	2023	2022
Dividends from subsidiaries	$45,166	$2,818	$94,048
Securities interest income	52	7	—
Other income	1,497	1,476	1,254
Interest on borrowings	(821)	—	—
Other operating expenses	(4,804)	(3,719)	(3,435)
Income before income taxes and equity in undistributed earnings of subsidiaries	41,090	582	91,867
Income tax benefit	1,101	684	1,110
Income before equity in undistributed earnings of subsidiaries	42,191	1,266	92,977
Equity in undistributed earnings of subsidiaries	5,084	59,406	(21,868)
Net income	$47,275	$60,672	$71,109

Comprehensive income (loss)	$42,077	$73,559	$(66,439)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$47,275	$60,672	$71,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	307	297
Equity in undistributed earnings	(5,084)	(59,406)	21,868
Contribution of shares to ESOP	1,665	1,518	1,451
Restricted stock compensation	1,334	895	825
Increase (decrease) in other liabilities	1,242	(3,590)	33,050
(Increase) decrease in other assets	(7,568)	5,136	(34,602)
NET CASH FROM OPERATING ACTIVITIES	39,172	5,532	93,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale acquired from dissolution of FFBRM	—	(1,407)	—
Maturities of available for sale securities	1,407	—	—
(Increase) decrease in premises and equipment	(4)	(13)	(4,990)
Cash received (disbursed) from acquisitions	(73,400)	—	—
NET CASH FROM INVESTING ACTIVITIES	(71,997)	(1,420)	(4,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	25,000	—	—
Principal payments on borrowings	(4,167)	—	—
Purchase of treasury stock	(376)	(11,514)	(27,701)
Dividends paid	(21,248)	(15,383)	(14,459)
NET CASH FROM FINANCING ACTIVITES	(791)	(26,897)	(42,160)
NET (DECREASE) INCREASE IN CASH	(33,616)	(22,785)	46,848
CASH, BEGINNING OF YEAR	37,907	60,692	13,844
CASH, END OF YEAR	$4,291	$37,907	$60,692
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$821	$—	$—
Income taxes	$10,480	$11,350	$13,525

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2024 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2024 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2024 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be
	issued upon exercise of	Weighted average exercise price
	outstanding options, warrants	of outstanding options, warrants	Number of securities
Plan Category	and rights	and rights	remaining (1)
Equity compensation plans approved by security holders (2)	—	—	310,131
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	310,131
(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)	Includes the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan.
(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2024 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2024 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this   document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—December 31, 2024 and 2023

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows—Years ended December 31, 2024, 2023, and 2022

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

10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2024, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August 7, 2024.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2024, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August7, 2024.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2024, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed August 7, 2024.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2024, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed August 7, 2024.
19.1	First Financial Corporation Insider Trading Policy
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
97.1	Clawback policy
101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2024, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

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

First Financial Corporation

Date:	March 5, 2025	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 5, 2025
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 5, 2025
Mark Blade, Director

/s/ W. Curtis Brighton	March 5, 2025
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 5, 2025
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 5, 2025
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 5, 2025
Gregory L. Gibson, Director

/s/ Susan M. Jensen	March 5, 2025
Susan M. Jensen, Director

/s/ William R. Krieble	March 5, 2025
William R. Krieble, Director

/s/ Norman D. Lowery	March 5, 2025
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

/s/ Norman L. Lowery	March 5, 2025
Norman L. Lowery, Executive Chairman, Director

/s/ Tina J. Maher	March 5, 2025
Tina J. Maher, Director

/s/ Thomas C. Martin	March 5, 2025
Thomas C. Martin, Director

/s/ James O. McDonald	March 5, 2025
James O. McDonald, Director

/s/ Paul J. Pierson II	March 5, 2025
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 5, 2025
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 5, 2025
Richard J. Shagley, Director

/s/ William J. Voges	March 5, 2025
William J. Voges, Director

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

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