Form 10-Q
period 2025-03-31
FIRST FINANCIAL CORP /IN/
filed 2025-05-07
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☑.

As of May 1, 2025, the registrant had outstanding 11,850,645 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks	$86,211	$93,526
Federal funds sold	427	820
Securities available-for-sale	1,182,495	1,195,990
Loans:
Commercial	2,208,426	2,196,351
Residential	966,521	967,386
Consumer	673,751	668,058
	3,848,698	3,831,795
(Less) plus:
Net deferred loan (fees)/costs	5,322	5,346
Allowance for credit losses	(46,835)	(46,732)
	3,807,185	3,790,409
Restricted stock	17,528	17,555
Accrued interest receivable	25,556	26,934
Premises and equipment, net	80,317	81,508
Bank-owned life insurance	129,410	128,766
Goodwill	100,026	100,026
Other intangible assets	20,045	21,545
Other real estate owned	560	523
Other assets	99,334	102,746
TOTAL ASSETS	$5,549,094	$5,560,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$856,063	$859,014
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	145,609	144,982
Other interest-bearing deposits	3,638,331	3,714,918
	4,640,003	4,718,914
Short-term borrowings	137,609	187,057
Other borrowings	124,898	28,120
Other liabilities	74,639	77,216
TOTAL LIABILITIES	4,977,149	5,011,307
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,190,157 in 2025 and 16,165,023 in 2024; Outstanding shares - 11,850,645 in 2025 and 11,842,539 in 2024	2,019	2,018
Additional paid-in capital	146,159	145,927
Retained earnings	699,729	687,366
Accumulated other comprehensive loss	(121,182)	(132,285)
Less: Treasury shares at cost - 4,339,512 in 2025 and 4,322,484 in 2024	(154,780)	(153,985)
TOTAL SHAREHOLDERS’ EQUITY	571,945	549,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,549,094	$5,560,348

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$63,612	$50,052
Securities:
Taxable	6,002	5,931
Tax-exempt	2,604	2,603
Other	814	817
TOTAL INTEREST INCOME	73,032	59,403
INTEREST EXPENSE:
Deposits	18,199	17,731
Short-term borrowings	1,693	976
Other borrowings	1,165	1,776
TOTAL INTEREST EXPENSE	21,057	20,483
NET INTEREST INCOME	51,975	38,920
Provision for credit losses	1,950	1,800
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	50,025	37,120
NON-INTEREST INCOME:
Trust and financial services	1,393	1,333
Service charges and fees on deposit accounts	7,585	6,708
Other service charges and fees	316	223
Interchange income	214	179
Loan servicing fees	165	269
Gain on sales of mortgage loans	225	176
Other	613	543
TOTAL NON-INTEREST INCOME	10,511	9,431
NON-INTEREST EXPENSE:
Salaries and employee benefits	19,248	17,330
Occupancy expense	2,676	2,359
Equipment expense	4,505	4,144
FDIC Expense	750	662
Other	9,580	8,927
TOTAL NON-INTEREST EXPENSE	36,759	33,422
INCOME BEFORE INCOME TAXES	23,777	13,129
Provision for income taxes	5,371	2,205
NET INCOME	18,406	10,924
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	11,100	(11,096)
Change in funded status of post retirement benefits, net of taxes	3	73
COMPREHENSIVE INCOME (LOSS)	$29,509	$(99)
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.55	$0.93
Weighted average number of shares outstanding (in thousands)	11,842	11,803

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 31, 2025, and 2024

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2024	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	10,924	—	—	10,924
Other comprehensive income (loss)	—	—	—	(11,023)	—	(11,023)
Omnibus Equity Incentive Plan	1	239	—	—	—	240
Treasury shares purchased (8,734 shares)	—	—	—	—	(376)	(376)
Cash dividends, $.45 per share	—	—	(5,316)	—	—	(5,316)
Balance, March 31, 2024	$2,015	$144,391	$667,675	$(138,110)	$(155,205)	$520,766

Balance, January 1, 2025	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041
Net income	—	—	18,406	—	—	18,406
Other comprehensive income (loss)	—	—	—	11,103	—	11,103
Omnibus Equity Incentive Plan	1	232	—	—	—	233
Treasury shares purchased (17,028 shares)	—	—	—	—	(795)	(795)
Cash dividends, $.51 per share	—	—	(6,043)	—	—	(6,043)
Balance, March 31, 2025	$2,019	$146,159	$699,729	$(121,182)	$(154,780)	$571,945

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,406	$10,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	1,050	1,204
Provision for credit losses	1,950	1,800
Depreciation and amortization	3,257	1,655
Restricted stock compensation	233	240
Gain on sale of mortgage loans	(225)	(176)
(Gain) Loss on sale of other real estate	(2)	(7)
Other, net	(3,612)	(3,204)
NET CASH FROM OPERATING ACTIVITIES	21,057	12,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Calls, maturities and principal reductions on securities available-for-sale	26,968	25,187
Purchases of securities available-for-sale	—	(4)
Loans made to customers, net of repayment	(16,795)	(25,567)
Net change in federal funds sold	393	282
Redemption of restricted stock	48	—
Purchase of restricted stock	(21)	(7)
Proceeds from sales of other real estate owned	2	70
Additions to premises and equipment	(566)	(964)
NET CASH FROM INVESTING ACTIVITIES	10,029	(1,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(78,863)	15,067
Net change in short-term borrowings	(49,448)	21,652
Dividends paid	(6,032)	(5,304)
Purchase of treasury stock	(795)	(376)
Proceeds from other borrowings	350,000	750,000
Maturities of other borrowings	(253,263)	(800,000)
NET CASH FROM FINANCING ACTIVITIES	(38,401)	(18,961)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,315)	(7,528)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	93,526	76,759
CASH AND DUE FROM BANKS, END OF PERIOD	$86,211	$69,231

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2025 and 2024 consolidated financial statements are unaudited. The December 31, 2024 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2024 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2024.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2025 and 2024, 25,134 and 27,803 shares were awarded, respectively. These shares had a grant date value of $1.2 million and $1.0 million for 2025 and 2024, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received)

disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Corporation adopted ASU 2023-09 January 1, 2025, and will provide the required disclosures in the Corporation’s 2025 filings.

Recent Accounting Pronouncements:

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:		March 31, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	775	(540)	1,959	(244)	1,950
Loans charged-off	(490)	(108)	(2,643)	—	(3,241)
Recoveries	277	143	974	—	1,394
Ending Balance	$17,525	$16,965	$12,336	$9	$46,835

Allowance for Credit Losses:		March 31, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
Provision for credit losses	271	(173)	1,767	(65)	1,800
Loans charged-off	(231)	(14)	(2,947)	—	(3,192)
Recoveries	275	93	1,302	—	1,670
Ending Balance	$13,579	$14,233	$11,919	$314	$40,045

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2025
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$38	$1,954	$—
Farmland	—	594	611
Non Farm, Non Residential	61	1,131	700
Agriculture	—	638	618
All Other Commercial	—	219	157
Residential
First Liens	57	1,087	332
Home Equity	433	105	—
Junior Liens	87	110	—
Multifamily	481	284	222
All Other Residential	—	55	31
Consumer
Motor Vehicle	—	2,569	—
All Other Consumer	—	314	—
TOTAL	$1,157	$9,060	$2,671

	December 31, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days Still		Allowance
(Dollar amounts in thousands)	Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$43	$2,092	$—
Farmland	—	1,047	806
Non Farm, Non Residential	—	1,733	897
Agriculture	—	644	623
All Other Commercial	—	1,181	1,116
Residential
First Liens	459	1,464	694
Home Equity	822	107	—
Junior Liens	243	85	27
Multifamily	321	291	225
All Other Residential	—	103	46
Consumer
Motor Vehicle	—	2,364	—
All Other Consumer	—	368	—
TOTAL	$1,888	$11,479	$4,434

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$—	$5,963
Farmland	801	—
Non Farm, Non Residential	3,816	—
Agriculture	—	618
All Other Commercial	157	—
Residential
First Liens	332	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	222	—
All Other Residential	31	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$5,359	$6,581

	December 31, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1	$5,978
Farmland	996	—
Non Farm, Non Residential	4,111	—
Agriculture	—	623
All Other Commercial	1,116	—
Residential
First Liens	694	—
Home Equity	—	—
Junior Liens	27	—
Multifamily	225	—
All Other Residential	46	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,216	$6,601

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$2,104	$62	$109	$2,275	$581,747	$584,022
Farmland	—	153	—	153	128,788	128,941
Non Farm, Non Residential	844	452	61	1,357	835,402	836,759
Agriculture	37	—	638	675	131,197	131,872
All Other Commercial	652	72	—	724	539,094	539,818
Residential
First Liens	3,664	661	266	4,591	445,033	449,624
Home Equity	1,008	289	477	1,774	89,661	91,435
Junior Liens	424	145	157	726	64,980	65,706
Multifamily	118	388	481	987	315,691	316,678
All Other Residential	212	—	4	216	46,250	46,466
Consumer
Motor Vehicle	7,131	1,452	689	9,272	637,500	646,772
All Other Consumer	410	56	49	515	29,451	29,966
TOTAL	$16,604	$3,730	$2,931	$23,265	$3,844,794	$3,868,059

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$746	$768	$208	$1,722	$571,244	$572,966
Farmland	598	—	806	1,404	131,582	132,986
Non Farm, Non Residential	1,619	—	—	1,619	811,252	812,871
Agriculture	—	—	642	642	148,647	149,289
All Other Commercial	1,297	152	—	1,449	540,948	542,397
Residential
First Liens	4,304	1,361	1,224	6,889	444,792	451,681
Home Equity	639	157	906	1,702	88,137	89,839
Junior Liens	356	101	290	747	64,154	64,901
Multifamily	529	74	345	948	318,763	319,711
All Other Residential	25	—	108	133	44,477	44,610
Consumer
Motor Vehicle	10,176	1,435	808	12,419	627,119	639,538
All Other Consumer	555	122	123	800	30,843	31,643
TOTAL	$20,844	$4,170	$5,460	$30,474	$3,821,958	$3,852,432

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

The following table presents the amortized cost of loans and leases at March 31, 2025 that were both experiencing financial difficulty and modified during the twelve months ended March 31, 2025, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
Junior Liens	—	—	—	62	—	—	0.09%
Consumer
Motor Vehicle	—	—	90	—	83	68	0.04%
TOTAL	$—	$—	$90	$62	$83	$68	0.01%

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

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	March 31, 2025

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Consumer
Motor Vehicle	$—	$41	$—	$41
TOTAL	$—	$41	$—	$41

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended March 31, 2025.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
Junior Liens	$—	1.38%	—
Consumer
Motor Vehicle	44	2.58%	18
TOTAL	$44	2.01%	17

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$2	$—	$41	$2
TOTAL	$2	$—	$41	$2

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		March 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$28,460	$83,723	$37,917	$104,630	$78,006	$120,185	$91,972	$544,893
	Special Mention	—	300	334	692	6,262	3,874	1,987	$13,449
	Substandard	—	714	3,457	329	1,395	5,843	8,077	$19,815
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	367	1,448	754	634	254	172	—	$3,629
	Subtotal	$28,827	$86,185	$42,462	$106,285	$85,917	$130,074	$102,036	$581,786

	Current period gross charge-offs	$-	$52	$-	$19	$34	$139	$-	$244

Farmland	Pass	$3,331	$11,097	$18,118	$14,872	$18,058	$56,641	$583	$122,700
	Special Mention	—	1,151	701	—	—	816	—	$2,668
	Substandard	—	—	487	—	16	1,081	—	$1,584
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$3,331	$12,248	$19,306	$14,872	$18,074	$58,549	$583	$126,963

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$32,748	$157,638	$87,031	$159,298	$164,898	$191,366	$15,365	$808,344
	Special Mention	—	—	—	875	12,787	1,068	248	$14,978
	Substandard	—	—	—	2,564	2,722	4,809	—	$10,095
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	715	—	$715
	Subtotal	$32,748	$157,638	$87,031	$162,737	$180,407	$197,958	$15,613	$834,132

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$3,170	$11,496	$7,251	$7,638	$4,123	$21,127	$56,453	$111,258
	Special Mention	188	310	—	977	196	1,978	3,109	$6,758
	Substandard	—	866	102	80	—	5,502	3,639	$10,189
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	11	—	19	23	13	—	$66
	Subtotal	$3,358	$12,683	$7,353	$8,714	$4,342	$28,620	$63,201	$128,271

	Current period gross charge-offs	$-	$-	$-	$-	$-	$52	$-	$52

Other Commercial	Pass	$18,161	$74,484	$60,287	$94,237	$114,701	$164,447	$9,513	$535,830
	Special Mention	—	—	—	—	30	740	—	$770
	Substandard	—	—	—	—	—	239	—	$239
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	24	—	411	—	$435
	Subtotal	$18,161	$74,484	$60,287	$94,261	$114,731	$165,837	$9,513	$537,274

	Current period gross charge-offs	$194	$-	$-	$-	$-	$-	$-	$194

Residential
Multifamily >5 Residential	Pass	$3,978	$78,598	$67,084	$57,987	$37,588	$48,011	$1,976	$295,222
	Special Mention	—	—	—	12,425	—	6,526	—	$18,951
	Substandard	—	—	—	222	—	—	—	$222
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	423	664	—	$1,087
	Subtotal	$3,978	$78,598	$67,084	$70,634	$38,011	$55,201	$1,976	$315,482

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$89,848	$417,036	$277,688	$438,662	$417,374	$601,777	$175,862	$2,418,247
	Special Mention	188	1,761	1,035	14,969	19,275	15,002	5,344	$57,574
	Substandard	—	1,580	4,046	3,195	4,133	17,474	11,716	$42,144
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	367	1,459	754	677	700	1,986	—	$5,943
		$90,403	$421,836	$283,523	$457,503	$441,482	$636,239	$192,922	$2,523,908

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$92,372	$38,454	$104,695	$76,691	$35,180	$90,984	$85,448	$523,824
	Special Mention	354	137	870	9,953	2,931	1,052	1,078	$16,375
	Substandard	4,464	3,461	233	1,478	374	10,244	5,904	$26,158
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,041	924	735	353	153	75	—	$4,281
	Subtotal	$99,231	$42,976	$106,533	$88,475	$38,638	$102,355	$92,430	$570,638

	Current period gross charge-offs	$-	$-	$1,982	$4,716	$54	$96	$-	$6,848

Farmland	Pass	$12,676	$19,782	$15,526	$20,086	$7,565	$51,413	$494	$127,542
	Special Mention	—	—	—	—	—	817	—	$817
	Substandard	—	—	35	237	—	1,292	—	$1,564
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$12,676	$19,782	$15,561	$20,323	$7,565	$53,533	$494	$129,934

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$145,512	$85,201	$162,233	$167,505	$40,094	$164,625	$19,286	$784,456
	Special Mention	—	107	411	12,976	—	—	—	$13,494
	Substandard	636	50	2,596	2,736	102	5,602	—	$11,722
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	658	62	—	$720
	Subtotal	$146,148	$85,358	$165,240	$183,217	$40,854	$170,289	$19,286	$810,392

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$12,492	$7,810	$9,281	$4,815	$4,824	$20,925	$81,991	$142,138
	Special Mention	—	—	84	—	5	1,353	1,750	$3,192
	Substandard	—	—	—	—	—	649	—	$649
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	12	—	27	23	13	—	—	$75
	Subtotal	$12,504	$7,810	$9,392	$4,838	$4,842	$22,927	$83,741	$146,054

	Current period gross charge-offs	$-	$-	$53	$-	$-	$-	$-	$53

Other Commercial	Pass	$61,991	$56,715	$99,257	$112,668	$93,030	$102,823	$10,435	$536,919
	Special Mention	—	—	—	—	—	758	—	$758
	Substandard	—	—	940	—	21	240	—	$1,201
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	26	—	9	420	—	$455
	Subtotal	$61,991	$56,715	$100,223	$112,668	$93,060	$104,241	$10,435	$539,333

	Current period gross charge-offs	$889	$100	$-	$-	$-	$-	$-	$989

Residential
Multifamily >5 Residential	Pass	$78,426	$65,289	$58,565	$42,191	$22,950	$26,018	$4,662	$298,101
	Special Mention	—	—	12,538	—	342	6,259	—	$19,139
	Substandard	—	—	225	—	—	24	—	$249
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	424	—	653	—	$1,077
	Subtotal	$78,426	$65,289	$71,328	$42,615	$23,292	$32,954	$4,662	$318,566

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$403,469	$273,251	$449,557	$423,956	$203,643	$456,788	$202,316	$2,412,980
	Special Mention	354	244	13,903	22,929	3,278	10,239	2,828	$53,775
	Substandard	5,100	3,511	4,029	4,451	497	18,051	5,904	$41,543
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,053	924	788	800	833	1,221	—	$6,619
		$410,976	$277,930	$468,277	$452,136	$208,251	$486,299	$211,048	$2,514,917

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

		March 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$8,836	$64,486	$47,361	$88,407	$66,599	$168,965	$2,214	$446,868
	Non-performing	—	—	—	—	48	1,286	—	$1,334
	Subtotal	$8,836	$64,486	$47,361	$88,407	$66,647	$170,251	$2,214	$448,202

	Current period gross charge-offs	$-	$-	$-	$-	$-	$11	$-	$11

Home Equity	Performing	$142	$913	$134	$659	$337	$1,309	$87,090	$90,584
	Non-performing	—	—	—	38	42	116	318	$514
	Subtotal	$142	$913	$134	$697	$379	$1,425	$87,408	$91,098

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$-	$41

Junior Liens	Performing	$2,713	$17,156	$11,590	$11,797	$6,017	$13,306	$2,744	$65,323
	Non-performing	—	—	39	—	38	115	—	$192
	Subtotal	$2,713	$17,156	$11,629	$11,797	$6,055	$13,421	$2,744	$65,515

	Current period gross charge-offs	$-	$-	$-	$-	$-	$56	$-	$56

Other Residential	Performing	$1,315	$22,285	$10,945	$5,214	$4,089	$2,102	$202	$46,152
	Non-performing	—	—	—	—	62	11	—	$73
	Subtotal	$1,315	$22,285	$10,945	$5,214	$4,151	$2,113	$202	$46,225

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$75,412	$230,436	$166,998	$121,868	$29,941	$16,721	$10	$641,386
	Non-performing	—	296	457	1,110	366	311	—	$2,540
	Subtotal	$75,412	$230,732	$167,455	$122,978	$30,307	$17,032	$10	$643,926

	Current period gross charge-offs	$-	$358	$574	$1,158	$218	$118	$-	$2,426

Other Consumer	Performing	$2,216	$10,126	$5,389	$2,730	$1,870	$1,474	$5,692	$29,497
	Non-performing	—	36	86	97	67	26	15	$327
	Subtotal	$2,216	$10,162	$5,475	$2,827	$1,937	$1,500	$5,707	$29,824

	Current period gross charge-offs	$-	$51	$54	$45	$7	$1	$59	$217

Total	Performing	$90,634	$345,402	$242,417	$230,675	$108,853	$203,877	$97,952	$1,319,810
	Non-performing	—	332	582	1,245	623	1,865	333	$4,980
Total other loans		$90,634	$345,734	$242,999	$231,920	$109,476	$205,742	$98,285	$1,324,790

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$64,953	$47,930	$89,205	$69,090	$37,658	$136,805	$2,279	$447,920
	Non-performing	—	—	—	180	113	2,019	—	$2,312
	Subtotal	$64,953	$47,930	$89,205	$69,270	$37,771	$138,824	$2,279	$450,232

	Current period gross charge-offs	$-	$-	$-	$-	$-	$221	$-	$221

Home Equity	Performing	$966	$562	$1,017	$31	$143	$1,149	$84,723	$88,591
	Non-performing	—	—	41	—	38	108	720	$907
	Subtotal	$966	$562	$1,058	$31	$181	$1,257	$85,443	$89,498

	Current period gross charge-offs	$-	$-	$22	$-	$-	$28	$51	$101

Junior Liens	Performing	$16,989	$12,371	$12,590	$6,431	$5,200	$9,229	$1,578	$64,388
	Non-performing	—	39	41	38	60	146	—	$324
	Subtotal	$16,989	$12,410	$12,631	$6,469	$5,260	$9,375	$1,578	$64,712

	Current period gross charge-offs	$-	$15	$-	$-	$-	$-	$-	$15

Other Residential	Performing	$17,542	$13,123	$6,960	$4,392	$628	$1,559	$53	$44,257
	Non-performing	—	—	—	80	5	36	—	$121
	Subtotal	$17,542	$13,123	$6,960	$4,472	$633	$1,595	$53	$44,378

	Current period gross charge-offs	$-	$-	$-	$6	$-	$-	$-	$6

Consumer
Motor Vehicle	Performing	$247,368	$187,134	$139,251	$37,043	$20,130	$3,290	$11	$634,227
	Non-performing	144	346	1,112	398	286	59	—	$2,345
	Subtotal	$247,512	$187,480	$140,363	$37,441	$20,416	$3,349	$11	$636,572

	Current period gross charge-offs	$478	$2,692	$4,839	$1,751	$587	$97	$-	$10,444

Other Consumer	Performing	$11,580	$6,883	$3,270	$2,161	$1,094	$576	$5,501	$31,065
	Non-performing	32	92	155	75	24	3	40	$421
	Subtotal	$11,612	$6,975	$3,425	$2,236	$1,118	$579	$5,541	$31,486

	Current period gross charge-offs	$50	$197	$121	$22	$16	$24	$182	$612

Total	Performing	$359,398	$268,003	$252,293	$119,148	$64,853	$152,608	$94,145	$1,310,448
	Non-performing	176	477	1,349	771	526	2,371	760	$6,430
Total other loans		$359,574	$268,480	$253,642	$119,919	$65,379	$154,979	$94,905	$1,316,878

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$88,079	$4	$(10,184)	$77,899
Mortgage Backed Securities - residential	614,621	132	(78,911)	535,842
Mortgage Backed Securities - commercial	14,136	1	(415)	13,722
Collateralized mortgage obligations	184,919	28	(25,651)	159,296
State and municipal obligations	390,864	186	(34,596)	356,454
Municipal taxable	41,159	29	(4,808)	36,380
Collateralized debt obligations	—	2,902	—	2,902
TOTAL	$1,333,778	$3,282	$(154,565)	$1,182,495

	December 31, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$90,649	$3	$(11,670)	$78,982
Mortgage Backed Securities-residential	630,556	15	(89,251)	541,320
Mortgage Backed Securities-commercial	14,182	2	(523)	13,661
Collateralized mortgage obligations	190,552	29	(27,555)	163,026
State and municipal obligations	394,696	171	(34,539)	360,328
Municipal taxable	41,162	11	(5,396)	35,777
Collateralized debt obligations	—	2,896	—	2,896
TOTAL	$1,361,797	$3,127	$(168,934)	$1,195,990

Contractual maturities of debt securities at March 31, 2025 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$10,832	$10,694
Due after one but within five years	42,015	40,930
Due after five but within ten years	124,757	121,091
Due after ten years	342,498	300,920
	520,102	473,635
Mortgage-backed securities and collateralized mortgage obligations	813,676	708,860
TOTAL	$1,333,778	$1,182,495

There were no gross gains and losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2025. Additionally, there were no gross gains and losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2024.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,238	$(73)	$73,657	$(10,111)	$76,895	$(10,184)
Mortgage Backed Securities - Residential	34,339	(574)	476,849	(78,337)	511,188	(78,911)
Mortgage Backed Securities - Commercial	6,979	(125)	5,439	(290)	12,418	(415)
Collateralized mortgage obligations	—	—	154,849	(25,651)	154,849	(25,651)
State and municipal obligations	70,922	(854)	242,937	(33,742)	313,859	(34,596)
Municipal taxable	814	(1)	32,483	(4,807)	33,297	(4,808)
U.S. Treasury	—	—	—	—	—	—
Total temporarily impaired securities	$116,292	$(1,627)	$986,214	$(152,938)	$1,102,506	$(154,565)

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,696	$(107)	$74,636	$(11,563)	$78,332	$(11,670)
Mortgage Backed Securities - Residential	51,996	(1,113)	481,270	(88,138)	533,266	(89,251)
Mortgage Backed Securities - Commercial	6,937	(161)	5,388	(362)	12,325	(523)
Collateralized mortgage obligations	85	—	158,244	(27,555)	158,329	(27,555)
State and municipal obligations	89,321	(953)	232,247	(33,586)	321,568	(34,539)
Municipal taxable	1,587	(20)	31,918	(5,376)	33,505	(5,396)
Total temporarily impaired securities	$153,622	$(2,354)	$983,703	$(166,580)	$1,137,325	$(168,934)

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

Gross unrealized losses on investment securities were $154.6 million as of March 31, 2025 and $168.93 million as of December 31, 2024. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2025	2024
Beginning balance	$2,974	$2,974
Reductions for securities called during the period	—	—
Ending balance	$2,974	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $26.4 million at March 31, 2025 and $27.2 million at December 31, 2024. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $15.0 million at March 31, 2025 and $17.7 million at December 31, 2024. The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $16 thousand during the three months ended March 31, 2025, and $195 thousand during the three months ended March 31, 2024, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $720 thousand during the three months ended March 31, 2025, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $914 thousand during the three months ended March 31, 2025, and $363 thousand during the three months ended March 31, 2024.

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

	March 31, 2025
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$77,899	$—	$77,899
Mortgage Backed Securities-residential	—	535,842	—	535,842
Mortgage Backed Securities-commercial	—	13,722	—	13,722
Collateralized mortgage obligations	—	159,296	—	159,296
State and municipal	—	356,454	—	356,454
Municipal taxable	—	36,380	—	36,380
Collateralized debt obligations	—	—	2,902	2,902
TOTAL	$—	$1,179,593	$2,902	$1,182,495
Derivative Assets		2,946
Derivative Liabilities		(2,946)

	December 31, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$78,982	$—	$78,982
Mortgage Backed Securities-residential	—	541,320	—	541,320
Mortgage Backed Securities-commercial	—	13,661	—	13,661
Collateralized mortgage obligations	—	163,026	—	163,026
State and municipal	—	359,523	805	360,328
Municipal taxable	—	35,777	—	35,777
Collateralized debt obligations	—	—	2,896	2,896
TOTAL	$—	$1,192,289	$3,701	$1,195,990
Derivative Assets		3,060
Derivative Liabilities		(3,060)

There were no transfers between Level 1 and Level 2 during 2025 and 2024.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31, 2025
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$805	$2,896	$3,701
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	6	6
Transfers	—	—	—
Settlements	(805)	—	(805)
Ending balance, March 31	$—	$2,902	$2,902

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2024
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$1,180	$3,002	$4,182
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(106)	(106)
Purchases	—	—	—
Settlements	(375)	—	(375)
Ending balance, December 31	$805	$2,896	$3,701

Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2025 with a value of $560 thousand was reduced by zero for fair value adjustment. At March 31, 2025 other real estate owned was comprised of $405 thousand from commercial loans and $155 thousand from residential loans. Other real estate owned at December 31, 2024 with a value of $523 thousand was reduced by zero for fair value adjustment. At December 31, 2024 other real estate owned was comprised of $433 thousand from commercial loans and $90 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 30% to 100% with an average discount of 70%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2025.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,902	Discounted cash flow	Discount rate	6.29%
Collateral dependent loans	$2,590	Discounted cash flow	Discount rate for age of appraisal and market conditions	30.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,896	Discounted cash flow	Discount rate	6.62%
Collateral dependent loans	3,099	Discounted cash flow	Discount rate for age of appraisal and market conditions	20.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at March 31, 2025 and December 31, 2024, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$86,211	$31,843	$54,368	$—	$86,211
Federal funds sold	427	—	427	—	427
Securities available-for-sale	1,182,495	—	1,179,593	2,902	1,182,495
Restricted stock	17,528	n/a	n/a	n/a	n/a
Loans, net	3,807,185	—	—	3,727,796	3,727,796
Accrued interest receivable	25,556	—	6,497	19,059	25,556
Deposits	(4,640,003)	—	(4,634,010)	—	(4,634,010)
Short-term borrowings	(137,609)	—	(137,609)	—	(137,609)
Other borrowings	(124,898)	—	(124,898)	—	(124,898)
Accrued interest payable	(3,378)	—	(3,378)	—	(3,378)

	December 31, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$93,526	$35,889	$57,637	$—	$93,526
Federal funds sold	820	—	820	—	820
Securities available-for-sale	1,195,990	—	1,192,289	3,701	1,195,990
Restricted stock	17,555	n/a	n/a	n/a	n/a
Loans, net	3,790,409	—	—	3,717,843	3,717,843
Accrued interest receivable	26,934	—	6,543	20,391	26,934
Deposits	(4,718,914)	—	(4,723,356)	—	(4,723,356)
Short-term borrowings	(187,057)	—	(187,057)	—	(187,057)
Other borrowings	(28,120)	—	(29,693)	—	(29,693)
Accrued interest payable	(3,799)	—	(3,799)	—	(3,799)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	2025	2024
Federal Funds Purchased	$102,125	$154,250
Repurchase Agreements	35,484	32,807
	$137,609	$187,057

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

March 31, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$30,729	$585	$1,842	$2,328	$35,484

December 31, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$24,380	$552	$5,150	$2,725	$32,807

Other borrowings:

Other borrowings at March 31, 2025 and December 31, 2024 are summarized as follows:

(Dollar amounts in thousands)	March 31, 2025	December 31, 2024
FHLB advances	$106,148	$7,287
Notes payable	18,750	20,833
TOTAL	$124,898	$28,120

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended March 31,

2026	$105,092
2027	—
2028	19,806
2029	—
2030	—
Thereafter	—
$124,898

At March 31, 2025 and December 31, 2024, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $106.1 million of advances from the FHLB at March 31, 2025, and $7.3 million of advances at December 31, 2024. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation secured a note payable to a commercial bank in the second quarter 2024. The balance at March 31, 2025 is $18.8 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
			Post-Retirement
	Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2025	2024	2025	2024
Service cost	$108	$141	$3	$4
Interest cost	1,016	947	32	34
Expected return on plan assets	(1,094)	(1,051)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	—	109	(39)	(20)
Net Periodic Benefit Cost	$30	$146	$(4)	$18

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2024 that it expected to contribute $570 thousand and $563 thousand respectively to its Pension Plan and ESOP and $243 thousand to the Post Retirement Health Benefits Plan in 2025. Contributions of $357 thousand have been made to the Pension Plan thus far in 2025. Contributions of $80 thousand have been made through the first three months of 2025 for the Post Retirement Health Benefits plan. No contributions have been made in 2025 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2025 and 2024 there has been $847 thousand and $744 thousand of expense accrued for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three months ended March 31, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2025	2024
Non-interest income
Service charges on deposits and debit card fee income	$7,585	$6,708
Trust and financial services	1,393	1,333
Interchange income	214	179
Net gains on sales of loans (a)	225	176
Loan servicing fees (a)	165	269
Other service charges and fees (a)	316	223
Other (b)	613	543
Total non-interest income	$10,511	$9,431
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2025 and March 31, 2024, totaling zero and $7 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

10.   Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three months ended March 31, 2025 and 2024.

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	11,100	—	11,100
Amounts reclassified from accumulated other comprehensive income	—	3	3
Net current period other comprehensive income (loss)	11,100	3	11,103
Ending balance, March 31,	$(116,707)	$(4,475)	$(121,182)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	(11,096)	—	(11,096)
Amounts reclassified from accumulated other comprehensive income	—	73	73
Net current period other comprehensive income (loss)	(11,096)	73	(11,023)
Ending balance, March 31,	$(129,096)	$(9,014)	$(138,110)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	3/31/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$11,096	$(118,883)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	4	2,176
Total unrealized gain (loss) on securities available-for-sale	$(127,807)	$11,100	$(116,707)
Unrealized gain (loss) on retirement plans	(4,478)	3	(4,475)
TOTAL	$(132,285)	$11,103	$(121,182)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	3/31/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$(11,010)	$(131,262)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(86)	2,166
Total unrealized income (loss) on securities available-for-sale	$(118,000)	$(11,096)	$(129,096)
Unrealized gain (loss) on retirement plans	(9,087)	73	(9,014)
TOTAL	$(127,087)	$(11,023)	$(138,110)

Three Months Ended March 31, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(4)	(a)	Salary and benefits
retirement plan items	1		Income tax expense
	$(3)		Net of tax
Total reclassifications for the period	$(3)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

Three Months Ended March 31, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(97)	(a)	Salary and benefits
retirement plan items	24		Income tax expense
	$(73)		Net of tax
Total reclassifications for the period	$(73)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

11.   Leases

The Corporation leases certain branches under operating leases. At March 31, 2025, the Corporation had lease liabilities totaling $7,590,000 and right-of-use assets totaling $7,471,000 related to these leases. At December 31, 2024, the Corporation had lease liabilities totaling $7,829,000 and right-of-use assets totaling $7,725,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2025, the weighted average remaining lease term for operating leases was 10.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.22%.

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

Lease costs were as follows:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2025
Operating lease cost	$362
Short-term lease cost	32
Variable lease cost	1
Total lease cost	$395

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	307
Right-of-use assets obtained in exchange for new operating lease liabilities	—

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025 were as follows:

(Dollar amounts in thousands)	March 31, 2025
Twelve Months Ended March 31,
2026	$1,187
2027	1,128
2028	1,125
2029	907
2030	668
Thereafter	4,510
Total Future Minimum Lease Payments	9,525
Amounts Representing Interest	(1,936)
Present Value of Net Future Minimum Lease Payments	$7,589

12.   Acquisitions

On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), other than dissenting shares, each share of SimplyBank Common Stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive $718.38 per share in cash. The aggregate value of the transaction was approximately $73.4 million. Acquisition-related costs of $1.7 million were included in the Corporation’s income statement for the year-to-date period ended December 31, 2024.

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

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$73,400	$—	$73,400

Fair value of total consideration transferred	$73,400	$—	$73,400

Assets acquired
Cash	$101,553	$—	$101,553
Investment securities available-for-sale	77,350	—	77,350
Federal funds sold	—	—	—
Bank owned life insurance	12,816	—	12,816
Federal Home Loan Bank stock	726	—	726
Loans	467,997	(2,731)	465,266
Premises and equipment	14,231	—	14,231
Core deposit intangibles	19,788	—	19,788
Other assets	6,184	—	6,184
Total assets acquired	700,645	(2,731)	697,914

Liabilities assumed
Deposits	622,937	—	622,937
FHLB advances	1,719	—	1,719
Other liabilities	12,899	—	12,899
Total liabilities assumed	637,555	—	637,555

Net identifiable assets	63,090	(2,731)	60,359
Goodwill	$10,310	$2,731	$13,041

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

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2024 in the 10-K filed for the fiscal year ended December 31, 2024.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2024, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2024 Form 10-K.

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

The ACL and allowance for unfunded commitments were $46.8 million and $2.1 million, respectively at March 31, 2025, compared to $46.7 million and $2.1 million, respectively at December 31, 2024. The qualitative amount of the reserve increased $363 thousand to $13.2 million. The quantitative amount is $33.6 million at March 31, 2025, compared to $33.6 million at December 31, 2024. There was no change in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended March 31, 2025 was $18.4 million, compared to $10.9 million for the same period in 2024. Basic earnings per share increased to $1.55 for the first quarter of 2025 compared to $0.93 for the same period in 2024. Return on average assets and return on average equity were 1.34% and 13.04% respectively, for the three months ended March 31, 2025 compared to 0.91% and 8.36% for the three months ended March 31, 2024.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 22.9% of assets at March 31, 2025. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.25% of total assets as of March 31, 2025 and net charge-offs of 0.19% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $13.1 million in the three months ended March 31, 2025 to $52.0 million from $38.9 million in the same period in 2024. The net interest margin for the three months ended March 31, 2025 is 4.11% compared to 3.53% for the same period in 2024, a 16.44% increase.

The increase in yields on net loans and leases of 32 basis points is the primary contributor to the improved yield on average earning assets for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, the effective rate paid on average interest-bearing deposits decreased 23 basis points. For the same period discussed above, interest paid on other borrowings decreased 20 basis points.

Non-Interest Income

Non-interest income for the three months ended March 31, 2025 was $10.5 million compared to $9.4 million for the same period in 2024.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2025 was $36.8 million compared to $33.4 million for the same period in 2023. This includes an overall increase in operating expenses as a result of the acquisition.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended March 31, 2025, was $2.0 million, compared to provision of $1.8 million for the same period of 2024. Net charge-offs for the first quarter of 2025 were $1.8 million compared to net charge-offs of $1.5 million for the same period of 2024. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first three months of 2025, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2025 was 22.59% compared to 16.79% for the same period in 2024. Pretax income for the first three months in 2025 was significantly higher than pretax income for first three months in 2024. Since our permanent differences remained similar, income was the driving factor for the increase in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $10.2 million at March 31, 2025 compared to $13.3 million at December 31, 2024. Nonperforming loans decreased 58.0% compared to $24.3 million as of March 31, 2024.

A summary of non-performing loans at March 31, 2025 and December 31, 2024 follows:

	(000's)
	March 31, 2025	December 31, 2024
Non-accrual loans	$9,060	$11,479
Accruing loans past due over 90 days	1,109	1,821
	$10,169	$13,300

Ratio of the allowance for credit losses as a percentage of non-performing loans	460.6%	351.4%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	March 31, 2025	December 31, 2024
Non-accrual loans
Commercial loans	$4,536	$6,697
Residential loans	1,641	2,050
Consumer loans	2,883	2,732
	$9,060	$11,479
Past due 90 days or more
Commercial loans	$96	$42
Residential loans	1,013	1,778
Consumer loans	—	1
	$1,109	$1,821

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2025. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.41% over the next 12 months and increase 1.22% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 4.92% over the next 12 months and increase 1.67% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	4.90%	(6.19)%	(16.25)%
Down 200	5.80	(0.94)	(7.79)
Down 100	4.92	1.67	(1.81)
Up 100	(1.41)	1.22	4.34
Up 200	(5.65)	(0.45)	5.79
Up 300	(8.53)	(0.75)	8.67

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $15.1 million of investments that mature throughout the next 12 months. The Corporation also anticipates $114.2 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $35.8 million in securities to be called within the next 12 months. The Corporation also has $224.7 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $361.0 million available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2025 to year-ended December 31, 2024, loans net of deferred loan costs, have increased $17 million to $3.9 billion. Deposits decreased 1.7% to $4.6 billion at March 31, 2025 compared to December 31, 2024. Other borrowings increased $96.8 million to $124.9 million at March 31, 2025 compared to December 31, 2024. Shareholders’ equity increased 4.17% or $22.9 million. This financial performance increased book value per share 4.10% to $48.26 at March 31, 2025 from $46.36 at December 31, 2024. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss increased $11.1 million primarily due to the market value of the securities portfolio, which reflected the increase in securities pricing.

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

	March 31, 2025	December 31, 2024	To Be Well Capitalized
Common equity tier 1 capital
Corporation	12.70%	12.43%	N/A
First Financial Bank	12.95%	12.76%	6.50%
Total risk-based capital
Corporation	13.74%	13.46%	N/A
First Financial Bank	14.00%	13.81%	10.00%
Tier I risk-based capital
Corporation	12.70%	12.43%	N/A
First Financial Bank	12.95%	12.76%	8.00%
Tier I leverage capital
Corporation	10.63%	10.38%	N/A
First Financial Bank	10.43%	10.26%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2025 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2024 Form 10-K filed for December 31, 2024.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2025	—	—	—	—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended March 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2024, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed August 7, 2024.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2024, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August 7, 2024.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2024, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed August 7, 2024.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2024, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed August 7, 2024.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 by Principal Executive Officer, dated May 7,2025.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 by Principal Financial Officer, dated May 7, 2025.
32.1

Certification, dated May 7, 2025, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31,2025.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2025, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 7, 2025	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: May 7, 2025	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)