Form 10-Q
period 2025-09-30
FIRST FINANCIAL CORP /IN/
filed 2025-11-05
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☑.

As of November 1, 2025, the registrant had outstanding 11,850,645 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks	$87,438	$93,526
Federal funds sold	157	820
Securities available-for-sale	1,186,107	1,195,990
Loans:
Commercial	2,282,062	2,196,351
Residential	997,915	967,386
Consumer	682,438	668,058
	3,962,415	3,831,795
(Less) plus:
Net deferred loan (fees)/costs	4,986	5,346
Allowance for credit losses	(47,411)	(46,732)
	3,919,990	3,790,409
Restricted stock	18,761	17,555
Accrued interest receivable	26,526	26,934
Premises and equipment, net	79,351	81,508
Bank-owned life insurance	130,747	128,766
Goodwill	98,229	100,026
Other intangible assets	17,385	21,545
Other real estate owned	138	523
Other assets	104,857	102,746
TOTAL ASSETS	$5,669,686	$5,560,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$849,978	$859,014
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	138,603	144,982
Other interest-bearing deposits	3,626,724	3,714,918
	4,615,305	4,718,914
Short-term borrowings	182,522	187,057
Other borrowings	170,453	28,120
Other liabilities	79,188	77,216
TOTAL LIABILITIES	5,047,468	5,011,307
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,190,157 in 2025 and 16,165,023 in 2024; Outstanding shares - 11,850,645 in 2025 and 11,842,539 in 2024	2,020	2,018
Additional paid-in capital	146,624	145,927
Retained earnings	726,989	687,366
Accumulated other comprehensive loss	(98,635)	(132,285)
Less: Treasury shares at cost - 4,339,512 in 2025 and 4,322,484 in 2024	(154,780)	(153,985)
TOTAL SHAREHOLDERS’ EQUITY	622,218	549,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,669,686	$5,560,348

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$67,070	$61,367	$195,457	$162,878
Securities:
Taxable	5,985	6,319	17,902	18,083
Tax-exempt	2,689	2,715	7,915	7,919
Other	900	1,294	2,579	2,989
TOTAL INTEREST INCOME	76,644	71,695	223,853	191,869
INTEREST EXPENSE:
Deposits	18,002	22,197	54,696	59,622
Short-term borrowings	1,916	993	5,007	2,928
Other borrowings	2,123	1,335	4,901	3,935
TOTAL INTEREST EXPENSE	22,041	24,525	64,604	66,485
NET INTEREST INCOME	54,603	47,170	159,249	125,384
Provision for credit losses	1,950	9,400	5,850	14,166
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	52,653	37,770	153,399	111,218
NON-INTEREST INCOME:
Trust and financial services	1,278	1,251	4,161	3,903
Service charges and fees on deposit accounts	8,104	8,139	23,243	21,576
Other service charges and fees	251	191	823	700
Securities gains (losses), net	24	103	21	104
Interchange income	176	177	570	490
Loan servicing fees	338	274	830	957
Gain on sales of mortgage loans	494	411	1,149	886
Other	484	677	1,244	1,943
TOTAL NON-INTEREST INCOME	11,149	11,223	32,041	30,559
NON-INTEREST EXPENSE:
Salaries and employee benefits	19,788	18,521	58,725	53,231
Occupancy expense	2,738	2,556	7,886	7,116
Equipment expense	4,811	4,280	13,903	12,736
FDIC Expense	690	558	2,235	1,721
Other	10,021	12,649	30,334	29,833
TOTAL NON-INTEREST EXPENSE	38,048	38,564	113,083	104,637
INCOME BEFORE INCOME TAXES	25,754	10,429	72,357	37,140
Provision for income taxes	4,992	1,688	14,603	6,106
NET INCOME	20,762	8,741	57,754	31,034
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	19,596	31,628	33,642	24,067
Change in funded status of post retirement benefits, net of taxes	3	73	8	220
COMPREHENSIVE INCOME	$40,361	$40,442	$91,404	$55,321
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.75	$0.74	$4.87	$2.63
Weighted average number of shares outstanding (in thousands)	11,851	11,808	11,848	11,809

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

September 30, 2025, and 2024

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, July 1, 2024	$2,016	$144,632	$673,728	$(134,501)	$(155,205)	$530,670
Net income	—	—	8,741	—	—	8,741
Other comprehensive income	—	—	—	31,701	—	31,701
Omnibus Equity Incentive Plan	—	153	—	—	—	153
Cash dividends, $.45 per share	—	—	(5,314)	—	—	(5,314)
Balance, September 30, 2024	$2,016	$144,785	$677,155	$(102,800)	$(155,205)	$565,951

Balance, July 1, 2025	$2,020	$146,391	$712,271	$(118,234)	$(154,780)	$587,668
Net income	—	—	20,762	—	—	20,762
Other comprehensive income	—	—	—	19,599	—	19,599
Omnibus Equity Incentive Plan	—	233	—	—	—	233
Cash dividends, $.51 per share	—	—	(6,044)	—	—	(6,044)
Balance, September 30, 2025	$2,020	$146,624	$726,989	$(98,635)	$(154,780)	$622,218

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended

September 30, 2025, and 2024

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2024	$2,014	$144,152	$663,726	$(127,087)	$(154,829)	$527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	31,034	—	—	31,034
Other comprehensive income	—	—	—	24,287	—	24,287
Omnibus Equity Incentive Plan	2	633	—	—	—	635
Treasury shares purchased (8,734 shares)	—	—	—	—	(376)	(376)
Cash dividends, $.90 per share	—	—	(15,946)	—	—	(15,946)
Balance, September 30, 2024	$2,016	$144,785	$677,155	$(102,800)	$(155,205)	$565,951

Balance, January 1, 2025	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041
Net income	—	—	57,754	—	—	57,754
Other comprehensive income	—	—	—	33,650	—	33,650
Omnibus Equity Incentive Plan	2	697	—	—	—	699
Treasury shares purchased (17,028 shares)	—	—	—	—	(795)	(795)
Cash dividends, $1.53 per share	—	—	(18,131)	—	—	(18,131)
Balance, September 30, 2025	$2,020	$146,624	$726,989	$(98,635)	$(154,780)	$622,218

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57,754	$31,034
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	2,981	3,489
Provision for credit losses	5,850	14,166
Securities (gains)	(21)	(104)
Depreciation and amortization	9,104	6,617
Restricted stock compensation	699	635
Gain on sale of mortgage loans	(1,149)	(886)
(Gain) on sale of other real estate	(66)	(60)
Other, net	(14,523)	(10,376)
NET CASH FROM OPERATING ACTIVITIES	60,629	44,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	—	50,662
Calls, maturities and principal reductions on securities available-for-sale	93,280	82,204
Purchases of securities available-for-sale	(42,477)	(40,096)
Loans made to customers, net of repayment	(129,816)	(85,682)
Net change in federal funds sold	663	(1,074)
Redemption of restricted stock	62	745
Purchase of restricted stock	(1,268)	(21)
Cash received from acquisitions, net	—	28,152
Proceeds from sales of other real estate owned	449	316
Additions to premises and equipment	(2,787)	(5,070)
NET CASH FROM INVESTING ACTIVITIES	(81,894)	30,136
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(103,580)	4,947
Net change in short-term borrowings	(4,535)	17,142
Dividends paid	(18,120)	(15,934)
Purchase of treasury shares	(795)	(376)
Proceeds from other borrowings	1,850,000	1,525,000
Maturities of other borrowings	(1,707,793)	(1,604,877)
NET CASH FROM FINANCING ACTIVITIES	15,177	(74,098)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,088)	553
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	93,526	76,759
CASH AND DUE FROM BANKS, END OF PERIOD	$87,438	$77,312

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2025 and 2024 consolidated financial statements are unaudited. The December 31, 2024 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2024 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2024.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the nine months ended 2025 and 2024, 25,134 and 27,803 shares were awarded, respectively. These shares had a grant date value of $1.2 million and $1.0 million for 2025 and 2024, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended September 30.

Allowance for Credit Losses:		September 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,408	$17,795	$12,559	$325	$47,087
Provision for credit losses	1,584	(787)	1,100	53	1,950
Loans charged-off	(364)	(8)	(2,854)	—	(3,226)
Recoveries	248	74	1,278	—	1,600
Ending Balance	$17,876	$17,074	$12,083	$378	$47,411

Allowance for Credit Losses:		September 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,015	$14,324	$11,986	$9	$38,334
PCD ACL on acquired loans	3,006	—	—	—	3,006
Provision for credit losses	4,246	2,766	2,113	275	9,400
Loans charged-off	(3,800)	(58)	(3,078)	—	(6,936)
Recoveries	1,197	93	1,075	—	2,365
Ending Balance	$16,664	$17,125	$12,096	$284	$46,169

The following table presents the activity of the allowance for credit losses by portfolio segment for the nine months ended September 30.

Allowance for Credit Losses:		September 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	1,339	(507)	4,893	125	5,850
Loans charged -off	(1,063)	(125)	(8,207)	—	(9,395)
Recoveries	637	236	3,351	—	4,224
Ending Balance	$17,876	$17,074	$12,083	$378	$47,411

Allowance for Credit Losses:		September 30, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
PCD ACL on acquired loans	3,006	—	—	0	3,006
Provision for credit losses	6,328	2,686	5,247	(95)	14,166
Loans charged -off	(7,579)	(114)	(8,526)	—	(16,219)
Recoveries	1,645	226	3,578	—	5,449
Ending Balance	$16,664	$17,125	$12,096	$284	$46,169

The tables below present the recorded investment in non-performing loans by class of loans.

	September 30, 2025
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$—	$5,652	$418
Farmland	177	—	—
Non Farm, Non Residential	—	1,979	72
Agriculture	29	867	—
All Other Commercial	—	1,640	143
Residential
First Liens	919	907	84
Home Equity	227	462	—
Junior Liens	189	47	—
Multifamily	232	267	212
All Other Residential	74	2,884	20
Consumer
Motor Vehicle	—	2,564	—
All Other Consumer	—	201	—
TOTAL	$1,847	$17,470	$949

	December 31, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$43	$2,092	$—
Farmland	—	1,047	806
Non Farm, Non Residential	—	1,733	897
Agriculture	—	644	623
All Other Commercial	—	1,181	1,116
Residential
First Liens	459	1,464	694
Home Equity	822	107	—
Junior Liens	243	85	27
Multifamily	321	291	225
All Other Residential	—	103	46
Consumer
Motor Vehicle	—	2,364	—
All Other Consumer	—	368	—
TOTAL	$1,888	$11,479	$4,434

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	September 30, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,868	$5,413
Farmland	48	—
Non Farm, Non Residential	4,543	—
Agriculture	—	906
All Other Commercial	1,586	—
Residential
First Liens	84	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	212	—
All Other Residential	2,864	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$13,205	$6,319

	December 31, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1	$5,978
Farmland	996	—
Non Farm, Non Residential	4,111	—
Agriculture	—	623
All Other Commercial	1,116	—
Residential
First Liens	694	—
Home Equity	—	—
Junior Liens	27	—
Multifamily	225	—
All Other Residential	46	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,216	$6,601

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$3,378	$58	$974	$4,410	$587,651	$592,061
Farmland	—	—	177	177	127,989	128,166
Non Farm, Non Residential	220	—	—	220	884,491	884,711
Agriculture	75	328	231	634	131,935	132,569
All Other Commercial	—	64	1,567	1,631	556,583	558,214
Residential
First Liens	818	437	1,067	2,322	458,644	460,966
Home Equity	599	99	633	1,331	99,387	100,718
Junior Liens	443	231	200	874	69,801	70,675
Multifamily	706	—	253	959	329,224	330,183
All Other Residential	—	—	2,952	2,952	36,129	39,081
Consumer
Motor Vehicle	6,132	1,575	761	8,468	647,706	656,174
All Other Consumer	400	118	32	550	28,731	29,281
TOTAL	$12,771	$2,910	$8,847	$24,528	$3,958,271	$3,982,799

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$746	$768	$208	$1,722	$571,244	$572,966
Farmland	598	—	806	1,404	131,582	132,986
Non Farm, Non Residential	1,619	—	—	1,619	811,252	812,871
Agriculture	—	—	642	642	148,647	149,289
All Other Commercial	1,297	152	—	1,449	540,948	542,397
Residential
First Liens	4,304	1,361	1,224	6,889	444,792	451,681
Home Equity	639	157	906	1,702	88,137	89,839
Junior Liens	356	101	290	747	64,154	64,901
Multifamily	529	74	345	948	318,763	319,711
All Other Residential	25	—	108	133	44,477	44,610
Consumer
Motor Vehicle	10,176	1,435	808	12,419	627,119	639,538
All Other Consumer	555	122	123	800	30,843	31,643
TOTAL	$20,844	$4,170	$5,460	$30,474	$3,821,958	$3,852,432

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

The following table presents the amortized cost of loans and leases at September 30, 2025 that were both experiencing financial difficulty and modified during the twelve months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$—	$104	$—	$136	0.05%
Junior Liens	—	—	—	—	—	53	0.08%
Consumer
Motor Vehicle	—	—	—	—	193	90	0.04%
TOTAL	$—	$—	$—	$104	$193	$279	0.01%

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

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	September 30, 2025

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Consumer
Motor Vehicle	$—	$2	$—	$2
TOTAL	$—	$2	$—	$2

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended September 30, 2025.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	1.17%	83
Junior Liens	$—	1.25%	60
Consumer
Motor Vehicle	97	1.95%	22
TOTAL	$97	1.36%	49

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$2	$—	$2	$2
TOTAL	$2	$—	$2	$2

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		September 30, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$65,788	$72,987	$33,466	$93,192	$73,177	$100,567	$113,843	$553,020
	Special Mention	—	4,691	3,742	135	5,606	3,892	1,431	$19,497
	Substandard	—	11	45	613	1,556	3,609	7,765	$13,599
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,320	1,207	599	425	159	73	—	$3,783
	Subtotal	$67,108	$78,896	$37,852	$94,365	$80,498	$108,141	$123,039	$589,899

	Current period gross charge-offs	$81	$52	$-	$54	$43	$185	$-	$415

Farmland	Pass	$10,469	$9,795	$17,947	$14,332	$16,126	$51,864	$1,260	$121,793
	Special Mention	—	1,151	701	—	—	89	—	$1,941
	Substandard	—	—	478	—	173	686	—	$1,337
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$10,469	$10,946	$19,126	$14,332	$16,299	$52,650	$1,260	$125,082

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$113,601	$165,330	$88,358	$154,745	$147,159	$180,382	$8,813	$858,388
	Special Mention	—	—	—	1,034	—	239	—	$1,273
	Substandard	—	—	—	2,264	15,373	4,214	—	$21,851
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	703	—	$703
	Subtotal	$113,601	$165,330	$88,358	$158,043	$162,532	$185,538	$8,813	$882,215

	Current period gross charge-offs	$-	$-	$-	$33	$-	$-	$-	$33

Agriculture	Pass	$8,187	$10,573	$6,493	$6,733	$3,613	$19,645	$58,268	$113,512
	Special Mention	221	95	—	914	181	1,004	4,072	$6,487
	Substandard	—	332	224	152	28	4,138	4,336	$9,210
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	2	—	3	21	13	—	$39
	Subtotal	$8,408	$11,002	$6,717	$7,802	$3,843	$24,800	$66,676	$129,248

	Current period gross charge-offs	$-	$3	$-	$-	$-	$52	$-	$55

Other Commercial	Pass	$54,812	$91,816	$62,942	$90,871	$89,058	$155,635	$7,885	$553,019
	Special Mention	—	—	—	—	—	—	—	$—
	Substandard	—	—	—	1,443	548	216	—	$2,207
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	18	—	374	—	$392
	Subtotal	$54,812	$91,816	$62,942	$92,332	$89,606	$156,225	$7,885	$555,618

	Current period gross charge-offs	$560	$-	$-	$-	$-	$-	$-	$560

Residential
Multifamily >5 Residential	Pass	$25,418	$85,258	$65,416	$56,186	$36,575	$38,848	$634	$308,335
	Special Mention	—	—	—	12,193	—	6,643	—	$18,836
	Substandard	—	—	—	212	—	21	—	$233
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	421	927	—	$1,348
	Subtotal	$25,418	$85,258	$65,416	$68,591	$36,996	$46,439	$634	$328,752

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$278,275	$435,759	$274,622	$416,059	$365,708	$546,941	$190,703	$2,508,067
	Special Mention	221	5,937	4,443	14,276	5,787	11,867	5,503	$48,034
	Substandard	—	343	747	4,684	17,678	12,884	12,101	$48,437
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,320	1,209	599	446	601	2,101	—	$6,276
		$279,816	$443,248	$280,411	$435,465	$389,774	$573,793	$208,307	$2,610,814

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$92,372	$38,454	$104,695	$76,691	$35,180	$90,984	$85,448	$523,824
	Special Mention	354	137	870	9,953	2,931	1,052	1,078	$16,375
	Substandard	4,464	3,461	233	1,478	374	10,244	5,904	$26,158
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,041	924	735	353	153	75	—	$4,281
	Subtotal	$99,231	$42,976	$106,533	$88,475	$38,638	$102,355	$92,430	$570,638

	Current period gross charge-offs	$-	$-	$1,982	$4,716	$54	$96	$-	$6,848

Farmland	Pass	$12,676	$19,782	$15,526	$20,086	$7,565	$51,413	$494	$127,542
	Special Mention	—	—	—	—	—	817	—	$817
	Substandard	—	—	35	237	—	1,292	—	$1,564
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$12,676	$19,782	$15,561	$20,323	$7,565	$53,533	$494	$129,934

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$145,512	$85,201	$162,233	$167,505	$40,094	$164,625	$19,286	$784,456
	Special Mention	—	107	411	12,976	—	—	—	$13,494
	Substandard	636	50	2,596	2,736	102	5,602	—	$11,722
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	658	62	—	$720
	Subtotal	$146,148	$85,358	$165,240	$183,217	$40,854	$170,289	$19,286	$810,392

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$12,492	$7,810	$9,281	$4,815	$4,824	$20,925	$81,991	$142,138
	Special Mention	—	—	84	—	5	1,353	1,750	$3,192
	Substandard	—	—	—	—	—	649	—	$649
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	12	—	27	23	13	—	—	$75
	Subtotal	$12,504	$7,810	$9,392	$4,838	$4,842	$22,927	$83,741	$146,054

	Current period gross charge-offs	$-	$-	$53	$-	$-	$-	$-	$53

Other Commercial	Pass	$61,991	$56,715	$99,257	$112,668	$93,030	$102,823	$10,435	$536,919
	Special Mention	—	—	—	—	—	758	—	$758
	Substandard	—	—	940	—	21	240	—	$1,201
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	26	—	9	420	—	$455
	Subtotal	$61,991	$56,715	$100,223	$112,668	$93,060	$104,241	$10,435	$539,333

	Current period gross charge-offs	$889	$100	$-	$-	$-	$-	$-	$989

Residential
Multifamily >5 Residential	Pass	$78,426	$65,289	$58,565	$42,191	$22,950	$26,018	$4,662	$298,101
	Special Mention	—	—	12,538	—	342	6,259	—	$19,139
	Substandard	—	—	225	—	—	24	—	$249
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	424	—	653	—	$1,077
	Subtotal	$78,426	$65,289	$71,328	$42,615	$23,292	$32,954	$4,662	$318,566

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$403,469	$273,251	$449,557	$423,956	$203,643	$456,788	$202,316	$2,412,980
	Special Mention	354	244	13,903	22,929	3,278	10,239	2,828	$53,775
	Substandard	5,100	3,511	4,029	4,451	497	18,051	5,904	$41,543
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,053	924	788	800	833	1,221	—	$6,619
		$410,976	$277,930	$468,277	$452,136	$208,251	$486,299	$211,048	$2,514,917

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

		September 30, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$50,005	$66,465	$43,592	$80,422	$63,100	$152,136	$1,788	$457,508
	Non-performing	—	105	—	—	46	1,716	—	$1,867
	Subtotal	$50,005	$66,570	$43,592	$80,422	$63,146	$153,852	$1,788	$459,375

	Current period gross charge-offs	$-	$-	$-	$-	$-	$11	$-	$11

Home Equity	Performing	$338	$933	$706	$808	$260	$1,288	$95,371	$99,704
	Non-performing	—	—	—	34	42	182	431	$689
	Subtotal	$338	$933	$706	$842	$302	$1,470	$95,802	$100,393

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$-	$41

Junior Liens	Performing	$16,119	$15,342	$10,230	$9,865	$5,125	$11,017	$2,537	$70,235
	Non-performing	—	43	79	20	—	88	—	$230
	Subtotal	$16,119	$15,385	$10,309	$9,885	$5,125	$11,105	$2,537	$70,465

	Current period gross charge-offs	$-	$-	$-	$-	$-	$73	$-	$73

Other Residential	Performing	$7,378	$10,403	$7,687	$4,937	$3,646	$1,797	$108	$35,956
	Non-performing	—	2,844	72	—	49	9	—	$2,974
	Subtotal	$7,378	$13,247	$7,759	$4,937	$3,695	$1,806	$108	$38,930

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$217,368	$187,404	$129,967	$89,487	$18,349	$8,181	$10	$650,766
	Non-performing	212	441	547	876	242	224	—	$2,542
	Subtotal	$217,580	$187,845	$130,514	$90,363	$18,591	$8,405	$10	$653,308

	Current period gross charge-offs	$250	$1,543	$1,799	$3,205	$649	$207	$-	$7,653

Other Consumer	Performing	$4,394	$6,751	$3,392	$1,792	$1,303	$1,080	$10,181	$28,893
	Non-performing	3	54	78	5	39	21	37	$237
	Subtotal	$4,397	$6,805	$3,470	$1,797	$1,342	$1,101	$10,218	$29,130

	Current period gross charge-offs	$10	$177	$145	$53	$38	$4	$127	$554

Total	Performing	$295,602	$287,298	$195,574	$187,311	$91,783	$175,499	$109,995	$1,343,062
	Non-performing	215	3,487	776	935	418	2,240	468	$8,539
Total other loans		$295,817	$290,785	$196,350	$188,246	$92,201	$177,739	$110,463	$1,351,601

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$64,953	$47,930	$89,205	$69,090	$37,658	$136,805	$2,279	$447,920
	Non-performing	—	—	—	180	113	2,019	—	$2,312
	Subtotal	$64,953	$47,930	$89,205	$69,270	$37,771	$138,824	$2,279	$450,232

	Current period gross charge-offs	$-	$-	$-	$-	$-	$221	$-	$221

Home Equity	Performing	$966	$562	$1,017	$31	$143	$1,149	$84,723	$88,591
	Non-performing	—	—	41	—	38	108	720	$907
	Subtotal	$966	$562	$1,058	$31	$181	$1,257	$85,443	$89,498

	Current period gross charge-offs	$-	$-	$22	$-	$-	$28	$51	$101

Junior Liens	Performing	$16,989	$12,371	$12,590	$6,431	$5,200	$9,229	$1,578	$64,388
	Non-performing	—	39	41	38	60	146	—	$324
	Subtotal	$16,989	$12,410	$12,631	$6,469	$5,260	$9,375	$1,578	$64,712

	Current period gross charge-offs	$-	$15	$-	$-	$-	$-	$-	$15

Other Residential	Performing	$17,542	$13,123	$6,960	$4,392	$628	$1,559	$53	$44,257
	Non-performing	—	—	—	80	5	36	—	$121
	Subtotal	$17,542	$13,123	$6,960	$4,472	$633	$1,595	$53	$44,378

	Current period gross charge-offs	$-	$-	$-	$6	$-	$-	$-	$6

Consumer
Motor Vehicle	Performing	$247,368	$187,134	$139,251	$37,043	$20,130	$3,290	$11	$634,227
	Non-performing	144	346	1,112	398	286	59	—	$2,345
	Subtotal	$247,512	$187,480	$140,363	$37,441	$20,416	$3,349	$11	$636,572

	Current period gross charge-offs	$478	$2,692	$4,839	$1,751	$587	$97	$-	$10,444

Other Consumer	Performing	$11,580	$6,883	$3,270	$2,161	$1,094	$576	$5,501	$31,065
	Non-performing	32	92	155	75	24	3	40	$421
	Subtotal	$11,612	$6,975	$3,425	$2,236	$1,118	$579	$5,541	$31,486

	Current period gross charge-offs	$50	$197	$121	$22	$16	$24	$182	$612

Total	Performing	$359,398	$268,003	$252,293	$119,148	$64,853	$152,608	$94,145	$1,310,448
	Non-performing	176	477	1,349	771	526	2,371	760	$6,430
Total other loans		$359,574	$268,480	$253,642	$119,919	$65,379	$154,979	$94,905	$1,316,878

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$87,559	$95	$(8,472)	$79,182
Mortgage Backed Securities - residential	596,918	897	(62,313)	535,502
Mortgage Backed Securities - commercial	12,821	2	(313)	12,510
Collateralized mortgage obligations	176,523	74	(22,736)	153,861
State and municipal obligations	394,013	834	(29,211)	365,636
Municipal taxable	40,200	83	(3,710)	36,573
Collateralized debt obligations	—	2,843	—	2,843
TOTAL	$1,308,034	$4,828	$(126,755)	$1,186,107

	December 31, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$90,649	$3	$(11,670)	$78,982
Mortgage Backed Securities-residential	630,556	15	(89,251)	541,320
Mortgage Backed Securities-commercial	14,182	2	(523)	13,661
Collateralized mortgage obligations	190,552	29	(27,555)	163,026
State and municipal obligations	394,696	171	(34,539)	360,328
Municipal taxable	41,162	11	(5,396)	35,777
Collateralized debt obligations	—	2,896	—	2,896
TOTAL	$1,361,797	$3,127	$(168,934)	$1,195,990

Contractual maturities of debt securities at September 30, 2025 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$11,654	$11,621
Due after one but within five years	44,532	43,683
Due after five but within ten years	131,477	128,522
Due after ten years	334,109	300,408
	521,772	484,234
Mortgage-backed securities and collateralized mortgage obligations	786,262	701,873
TOTAL	$1,308,034	$1,186,107

For the three and nine months ended September 30, 2025, there were $25 thousand in gross gains realized for both periods and $1 thousand and $4 thousand in gross losses realized on sales/calls of investment securities. For the three and nine months ended September 30, 2024, there were $132 thousand and $133 thousand in gross gains and $29 thousand in gross losses realized for both periods.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$2,970	$(21)	$70,049	$(8,451)	$73,019	$(8,472)
Mortgage Backed Securities - Residential	10,126	(1)	462,925	(62,312)	473,051	(62,313)
Mortgage Backed Securities - Commercial	5,963	(138)	5,246	(175)	11,209	(313)
Collateralized mortgage obligations	—	—	144,998	(22,736)	144,998	(22,736)
State and municipal obligations	36,044	(358)	225,304	(28,853)	261,348	(29,211)
Municipal taxable	—	—	32,079	(3,710)	32,079	(3,710)
Total temporarily impaired securities	$55,103	$(518)	$940,601	$(126,237)	$995,704	$(126,755)

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,696	$(107)	$74,636	$(11,563)	$78,332	$(11,670)
Mortgage Backed Securities - Residential	51,996	(1,113)	481,270	(88,138)	533,266	(89,251)
Mortgage Backed Securities - Commercial	6,937	(161)	5,388	(362)	12,325	(523)
Collateralized mortgage obligations	85	—	158,244	(27,555)	158,329	(27,555)
State and municipal obligations	89,321	(953)	232,247	(33,586)	321,568	(34,539)
Municipal taxable	1,587	(20)	31,918	(5,376)	33,505	(5,396)
Total temporarily impaired securities	$153,622	$(2,354)	$983,703	$(166,580)	$1,137,325	$(168,934)

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

Gross unrealized losses on investment securities were $126.76 million as of September 30, 2025 and $168.93 million as of December 31, 2024. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month period ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Beginning balance	$2,974	$2,974	$2,974	$2,974
Reductions for securities called during the period	—	—	—	—
Ending balance	$2,974	$2,974	$2,974	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $39.2 million at September 30, 2025 and $27.2 million at December 31, 2024. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $22.2 million at September 30, 2025 and $17.7 million at December 31, 2024. These balances are reflected in the other liabilities line on the consolidated balance sheets.The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $47 thousand during the nine months ended September 30, 2025, and $232 thousand during the nine months ended September 30, 2024, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $2.2 million during the nine months ended September 30, 2025, and $1.7 million during the nine months ended September 30, 2024, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.8 million during the nine months ended September 30, 2025, and $2.4 million during the nine months ended September 30, 2024.

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

	September 30, 2025
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$79,182	$—	$79,182
Mortgage Backed Securities-residential	—	535,502	—	535,502
Mortgage Backed Securities-commercial	—	12,510	—	12,510
Collateralized mortgage obligations	—	153,861	—	153,861
State and municipal	—	365,636	—	365,636
Municipal taxable	—	36,573	—	36,573
Collateralized debt obligations	—	—	2,843	2,843
TOTAL	$—	$1,183,264	$2,843	$1,186,107
Derivative Assets		2,866
Derivative Liabilities		(2,866)

	December 31, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$78,982	$—	$78,982
Mortgage Backed Securities-residential	—	541,320	—	541,320
Mortgage Backed Securities-commercial	—	13,661	—	13,661
Collateralized mortgage obligations	—	163,026	—	163,026
State and municipal	—	359,523	805	360,328
Municipal taxable	—	35,777	—	35,777
Collateralized debt obligations	—	—	2,896	2,896
TOTAL	$—	$1,192,289	$3,701	$1,195,990
Derivative Assets		3,060
Derivative Liabilities		(3,060)

There were no transfers between Level 1 and Level 2 during 2025 and 2024.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	September 30, 2025
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, July 1	$—	$2,909	$2,909
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(66)	(66)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$—	$2,843	$2,843

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
	September 30, 2025
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$805	$2,896	$3,701
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(53)	(53)
Transfers	—	—	—
Settlements	(805)	—	(805)
Ending balance, September 30	$—	$2,843	$2,843

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

Other real estate owned is valued at Level 3. Other real estate owned at September 30, 2025 with a value of $138 thousand was reduced by $20 thousand for fair value adjustment. At September 30, 2025 other real estate owned was comprised of $138 thousand from residential loans. Other real estate owned at December 31, 2024 with a value of $523 thousand was reduced by zero for fair value adjustment. At December 31, 2024 other real estate owned was comprised of $433 thousand from commercial loans and $90 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 20% to 100% with an average discount of 62%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2025.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,843	Discounted cash flow	Discount rate	6.26%
Collateral dependent loans	$12,092	Discounted cash flow	Discount rate for age of appraisal and market conditions	20.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,896	Discounted cash flow	Discount rate	6.62%
Collateral dependent loans	3,099	Discounted cash flow	Discount rate for age of appraisal and market conditions	20.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at September 30, 2025 and December 31, 2024, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$87,438	$36,798	$50,640	$—	$87,438
Federal funds sold	157	—	157	—	157
Securities available-for-sale	1,186,107	—	1,183,264	2,843	1,186,107
Restricted stock	18,761	n/a	n/a	n/a	n/a
Loans, net	3,919,990	—	—	3,858,240	3,858,240
Accrued interest receivable	26,526	—	6,577	19,949	26,526
Deposits	(4,615,305)	—	(4,610,086)	—	(4,610,086)
Short-term borrowings	(182,522)	—	(182,522)	—	(182,522)
Other borrowings	(170,453)	—	(170,453)	—	(170,453)
Accrued interest payable	(2,965)	—	(2,965)	—	(2,965)

	December 31, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$93,526	$35,889	$57,637	$—	$93,526
Federal funds sold	820	—	820	—	820
Securities available-for-sale	1,195,990	—	1,192,289	3,701	1,195,990
Restricted stock	17,555	n/a	n/a	n/a	n/a
Loans, net	3,790,409	—	—	3,717,843	3,717,843
Accrued interest receivable	26,934	—	6,543	20,391	26,934
Deposits	(4,718,914)	—	(4,723,356)	—	(4,723,356)
Short-term borrowings	(187,057)	—	(187,057)	—	(187,057)
Other borrowings	(28,120)	—	(29,693)	—	(29,693)
Accrued interest payable	(3,799)	—	(3,799)	—	(3,799)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	September 30, 2025	December 31, 2024
Federal Funds Purchased	$151,100	$154,250
Repurchase Agreements	31,422	32,807
	$182,522	$187,057

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

September 30, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$25,964	$585	$2,379	$2,494	$31,422

December 31, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$24,380	$552	$5,150	$2,725	$32,807

Other borrowings:

Other borrowings at September 30, 2025 and December 31, 2024 are summarized as follows:

(Dollar amounts in thousands)	September 30, 2025	December 31, 2024
FHLB advances	$155,870	$7,287
Notes payable	14,583	20,833
TOTAL	$170,453	$28,120

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended September 30,

2026	$155,013
2027	14,583
2028	857
2029	—
2030	—
Thereafter	—
$170,453

At September 30, 2025 and December 31, 2024, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $155.9 million of advances from the FHLB at September 30, 2025, and $7.3 million of advances at December 31, 2024. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation secured a note payable to a commercial bank in the second quarter 2024. The balance at September 30, 2025 is $14.6 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$108	$142	$3	$4	$323	$424	$9	$12
Interest cost	1,016	947	32	34	3,049	2,841	96	103
Expected return on plan assets	(1,094)	(1,051)	—	—	(3,281)	(3,154)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	—	109	(39)	(20)	—	326	(117)	(60)
Net Periodic Benefit Cost	$30	$147	$(4)	$18	$91	$437	$(12)	$55

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2024 that it expected to contribute $570 thousand and $563 thousand respectively to its Pension Plan and ESOP and $243 thousand to the Post Retirement Health Benefits Plan in 2025. Contributions of $905 thousand have been made to the Pension Plan thus far in 2025. Contributions of $188 thousand have been made through the first nine months of 2025 for the Post Retirement Health Benefits plan. No contributions have been made in 2025 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2025 and 2024 there has been $2.4 million and $2.4 million of expense accrued for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and nine months ended September 30, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2025	2024	2025	2024
Non-interest income
Service charges on deposits and debit card fee income	$8,104	$8,139	$23,243	$21,576
Trust and financial services	1,278	1,251	4,161	3,903
Interchange income	176	177	570	490
Net gains on sales of loans (a)	494	411	1,149	886
Loan servicing fees (a)	338	274	830	957
Net gains/(losses) on sales of securities (a)	24	103	21	104
Other service charges and fees (a)	251	191	823	700
Other (b)	484	677	1,244	1,943
Total non-interest income	$11,149	$11,223	$32,041	$30,559
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended September 30, 2025 and September 30, 2024, totaling $57 thousand and $(25) thousand, respectively, and for the nine months ended for the same periods, totaling $(123) thousand and $61 thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

10.   Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive income/(loss) for the three and nine months ended September 30, 2025 and 2024.

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(113,761)	$(4,473)	$(118,234)
Change in other comprehensive income (loss) before reclassification	19,614	—	19,614
Amounts reclassified from accumulated other comprehensive income	(18)	3	(15)
Net current period other comprehensive income (loss)	19,596	3	19,599
Ending balance, September 30,	$(94,165)	$(4,470)	$(98,635)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	33,658	—	33,658
Amounts reclassified from accumulated other comprehensive income	(16)	8	(8)
Net current period other comprehensive income (loss)	33,642	8	33,650
Ending balance, September 30,	$(94,165)	$(4,470)	$(98,635)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(125,561)	$(8,940)	$(134,501)
Change in other comprehensive income (loss) before reclassification	31,705	—	31,705
Amounts reclassified from accumulated other comprehensive income	(77)	73	(4)
Net current period other comprehensive income (loss)	31,628	73	31,701
Ending balance, September 30,	$(93,933)	$(8,867)	$(102,800)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	24,145	—	24,145
Amounts reclassified from accumulated other comprehensive income	(78)	220	142
Net current period other comprehensive income (loss)	24,067	220	24,287
Ending balance, September 30,	$(93,933)	$(8,867)	$(102,800)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2025	Change	9/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(115,942)	$19,645	$(96,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,181	(49)	2,132
Total unrealized loss on securities available-for-sale	$(113,761)	$19,596	$(94,165)
Unrealized gain (loss) on retirement plans	(4,473)	3	(4,470)
TOTAL	$(118,234)	$19,599	$(98,635)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	9/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$33,682	$(96,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	(40)	2,132
Total unrealized gain (loss) on securities available-for-sale	$(127,807)	$33,642	$(94,165)
Unrealized gain (loss) on retirement plans	(4,478)	8	(4,470)
TOTAL	$(132,285)	$33,650	$(98,635)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2024	Change	9/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(127,730)	$31,640	$(96,090)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,169	(12)	2,157
Total unrealized gain (loss) on securities available-for-sale	$(125,561)	$31,628	$(93,933)
Unrealized loss on retirement plans	(8,940)	73	(8,867)
TOTAL	$(134,501)	$31,701	$(102,800)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	9/30/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$24,162	$(96,090)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(95)	2,157
Total unrealized income (loss) on securities available-for-sale	$(118,000)	$24,067	$(93,933)
Unrealized gain (loss) on retirement plans	(9,087)	220	(8,867)
TOTAL	$(127,087)	$24,287	$(102,800)

	Three Months Ended September 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$24		Net securities gains (losses)
on available-for-sale	(6)		Income tax expense
securities	$18		Net of tax

Amortization of	$(4)	(a)	Salary and benefits
retirement plan items	1		Income tax expense
	$(3)		Net of tax
Total reclassifications for the period	$15		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Nine Months Ended September 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$21		Net securities gains (losses)
on available-for-sale	(5)		Income tax expense
securities	$16		Net of tax

Amortization of	$(11)	(a)	Salary and benefits
retirement plan items	3		Income tax expense
	$(8)		Net of tax
Total reclassifications for the period	$8		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Three Months Ended September 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$103		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$77		Net of tax

Amortization of	$(97)	(a)	Salary and benefits
retirement plan items	24		Income tax expense
	$(73)		Net of tax
Total reclassifications for the period	$4		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Nine Months Ended September 30, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$104		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$78		Net of tax

Amortization of	$(293)	(a)	Salary and benefits
retirement plan items	73		Income tax expense
	$(220)		Net of tax
Total reclassifications for the period	$(142)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).
(a)

11.   Leases

The Corporation leases certain branches under operating leases. At September 30, 2025, the Corporation had lease liabilities totaling $7,807,000 and right-of-use assets totaling $7,660,000 related to these leases. At December 31, 2024, the Corporation had lease liabilities totaling $7,829,000 and right-of-use assets totaling $7,725,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2025, the weighted average remaining lease term for operating leases was 10.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.31%.

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

Lease costs were as follows:

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2025
Operating lease cost	$1,058
Short-term lease cost	41
Variable lease cost	4
Total lease cost	$1,103

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	936
Right-of-use assets obtained in exchange for new operating lease liabilities	713

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025 were as follows:

(Dollar amounts in thousands)	September 30, 2025
Twelve Months Ended September 30,
2026	$1,304
2027	1,273
2028	1,220
2029	903
2030	782
Thereafter	4,202
Total Future Minimum Lease Payments	9,684
Amounts Representing Interest	(1,877)
Present Value of Net Future Minimum Lease Payments	$7,807

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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Corporation believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to guidance relating to purchase credit deteriorated loans, which have shown evidence of credit deterioration since origination. Adjustments made above were within the allowable one year measurement period.

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

The ACL and allowance for unfunded commitments were $47.4 million and $2.2 million, respectively at September 30, 2025, compared to $46.7 million and $2.1 million, respectively at December 31, 2024. The qualitative amount of the reserve increased $1.1 million to $13.9 million. The quantitative amount is $33.1 million at September 30, 2025, compared to $33.6 million at December 31, 2024. There was an increase of $100 thousand in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

Net income for the three months ended September 30, 2025 was $20.8 million, compared to $8.7 million for the same period in 2024. Basic earnings per share increased to $1.75 for the third quarter of 2025 compared to $0.74 for the same period in 2024. Return on average assets and return on average equity were 1.48% and 13.82% respectively, for the three months ended September 30, 2025 compared to 0.64% and 6.39% for the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $57.8 million, compared to $31.0 million for the same period in 2024. Basic earnings per share increased to $4.87 for the nine months of 2025 compared to $2.63 for the same period in 2024. Return on average assets and return on average equity were 1.39% and 13.23% respectively, for the nine months ended September 30, 2025 compared to 0.82% and 7.80% for the nine months ended September 30, 2024.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 22.5% of assets at September 30, 2025. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.

●	Asset quality remains solid, with a non-performing asset ratio of 0.39% of total assets as of September 30, 2025 and net charge-offs of 0.17% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $7.4 million in the three months ended September 30, 2025 to $54.6 million from $47.2 million in the same period in 2024. The net interest margin for the three months ended September 30, 2025 is 4.25% compared to 3.78% for the same period in 2024, a 12.42% increase. Net interest income increased $33.9 million in the nine months ended September 30, 2025 to $159.2 million from $125.4 million in the same period in 2024. The net interest margin for the nine months ended September 30, 2025 is 4.17% compared to 3.63% for the same period in 2024, a 14.98% increase.

The increase in yields on net loans and leases of 24 basis points is the primary contributor to the improved yield on average earning assets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, the effective rate paid on average interest-bearing deposits decreased 23 basis points. For the same period discussed above, interest paid on other borrowings decreased 93 basis points.

Non-Interest Income

Non-interest income for the three months ended September 30, 2025 was $11.1 million compared to $11.2 million for the same period in 2024. Non-interest income for the nine months ended September 30, 2025 was $32.0 million compared to $30.6 million for the same period in 2024.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended September 30, 2025 was $38.0 million compared to $38.6 million for the same period in 2024. The Corporation’s non-interest expense for the nine months ended September 30, 2025 increased $8.4 million to $113.1 million compared to the same period in 2024. This includes an overall increase in operating expenses as a result of the acquisition.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended September 30, 2025, was $2.0 million, compared to provision of $9.4 million for the same period of 2024. Net charge-offs for the third quarter of 2025 were $1.6 million compared to net charge-offs of $4.6 million for the same period of 2024. The provision for credit losses decreased $8.3 million to $5.9 million for the nine months ended September 30, 2025, compared to a provision of $14.2 million for the same period in 2024. Net charge-offs for the first nine months of 2025 decreased $5.6 million to $5.2 million compared to the same period of 2024. The Corporation recorded $5.5 million in provision on non-PCD loans acquired from SimplyBank subsequent to the acquisition in the third quarter 2024. Also in the third quarter 2024, additional provision as well as charge-offs were related to one previously identified credit, reflecting further deterioration in collateral values in the third quarter 2024. No further losses were recorded on this credit. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first nine months of 2025, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2025 was 20.18% compared to 16.44% for the same period in 2024. Pretax income for the first nine months in 2025 was significantly higher than pretax income for first nine months in 2024. Since our permanent differences remained similar, income was the driving factor for the increase in effective tax rate.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans increased to $19.3 million at September 30, 2025 compared to $13.3 million at December 31, 2024. Nonperforming loans increased 36.3% compared to $14.1 million as of September 30, 2024.

A summary of non-performing loans at September 30, 2025 and December 31, 2024 follows:

	(000's)
	September 30, 2025	December 31, 2024
Non-accrual loans	$17,470	$11,479
Accruing loans past due over 90 days	1,792	1,821
	$19,262	$13,300

Ratio of the allowance for credit losses as a percentage of non-performing loans	246.1%	351.4%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	September 30, 2025	December 31, 2024
Non-accrual loans
Commercial loans	$10,138	$6,697
Residential loans	4,567	2,050
Consumer loans	2,765	2,732
	$17,470	$11,479
Past due 90 days or more and still accruing
Commercial loans	$201	$42
Residential loans	1,591	1,778
Consumer loans	—	1
	$1,792	$1,821

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2025. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.80% over the next 12 months and increase 1.17% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 3.99% over the next 12 months and increase 0.57% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	5.11%	(6.79)%	(16.76)%
Down 200	5.84	(1.55)	(8.20)
Down 100	3.99	0.57	(2.74)
Up 100	(1.80)	1.17	4.41
Up 200	(6.42)	(0.49)	5.97
Up 300	(9.49)	(0.76)	8.93

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $11.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $108.7 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $29.2 million in securities to be called within the next 12 months. The Corporation also has $203.1 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $898 million available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2025 to year-ended December 31, 2024, loans net of deferred loan costs, have increased $130 million to $4.0 billion. Deposits decreased 2.2% to $4.6 billion at September 30, 2025 compared to December 31, 2024. Other borrowings increased $142.3 million to $170.5 million at September 30, 2025 compared to December 31, 2024. Shareholders’ equity increased 13.33% or $73.2 million. This financial performance increased book value per share 13.24% to $52.50 at September 30, 2025 from $46.36 at December 31, 2024. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss increased $33.7 million primarily due to the market value of the securities portfolio, which reflected the increase in securities pricing.

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

	September 30, 2025	December 31, 2024	To Be Well Capitalized
Common equity tier 1 capital
Corporation	13.12%	12.43%	N/A
First Financial Bank	13.05%	12.76%	6.50%
Total risk-based capital
Corporation	14.15%	13.46%	N/A
First Financial Bank	14.09%	13.81%	10.00%
Tier I risk-based capital
Corporation	13.12%	12.43%	N/A
First Financial Bank	13.05%	12.76%	8.00%
Tier I leverage capital
Corporation	11.05%	10.38%	N/A
First Financial Bank	10.63%	10.26%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2025 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2025	—	—	—	—
August 1-31, 2025	—	—	—	—
September 1-30, 2025	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended September 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2025, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed June 3, 2025.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2025, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 3, 2025.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2025, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed June 3, 2025.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2025, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed June 3, 2025.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 by Principal Executive Officer, dated November 5, 2025.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 by Principal Financial Officer, dated November 5, 2025.
32.1

Certification, dated November 5, 2025, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2025.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2025, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 5, 2025	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: November 5, 2025	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)