Form 10-K
period 2025-12-31
FIRST FINANCIAL CORP /IN/
filed 2026-03-04
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 the aggregate market value of the stock held by non-affiliates of the registrant based on the average bid and ask prices of such stock was $584,183,576. (For purposes of this calculation, the Corporation excluded the stock owned by certain beneficial owners and management and the Corporation’s Employee Stock Ownership Plan.)

Shares of Common Stock outstanding as of March 2, 2026—11,891,896 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the First Financial Corporation Annual Meeting of Shareholders to be held April 15, 2026 are incorporated by reference into Part III.

FIRST FINANCIAL CORPORATION

2025 ANNUAL REPORT ON FORM 10-K

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FIRST FINANCIAL CORPORATION

2025 ANNUAL REPORT ON FORM 10-K

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

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services, and depositor services through its subsidiary. At the close of business in 2025 the Corporation and its subsidiaries had 946 full-time equivalent employees.

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

COMPANY PROFILE

First Financial Bank, N.A. (the “Bank”) is the largest bank in Vigo County, Ind. It operates six full-service banking branches within the county. In addition to the six branches in Vigo County, the Bank operates fifteen other full-service banking branches in Indiana; twenty-four branches in Illinois; sixteen branches in Kentucky; fifteen branches in Tennessee; and three branches in Georgia.; There are eight loan production offices, four in Indiana; and four in Tennessee. In addition to its branches, it has a main office in downtown Terre Haute and a 50,000-square-foot commercial building on South Third Street in Terre Haute, which serves as the Corporation’s operations center and provides additional office space. JBMM, LLC and Fort Webb LP, LLC are both located in Christian County, Ky.

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

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2019 are as follows:

●	7.00% CET1 to risk-weighted assets;
●	8.50% Tier 1 capital to risk-weighted assets; and
●	10.50% Total capital to risk-weighted assets.

Certain regulatory capital ratios for the Corporation as of December 31, 2025, are shown below:

●	13.21% CET1 to risk-weighted assets;
●	13.21% Tier 1 capital to risk-weighted assets;
●	14.22% Total capital to risk-weighted assets; and
●	11.25% leverage ratio.

Certain regulatory capital ratios for the Bank as of December 31, 2025, are shown below:

●	13.11% CET1 to risk-weighted assets;
●	13.11% Tier 1 capital to risk-weighted assets;
●	14.14% Total capital to risk-weighted assets; and
●	10.82% leverage ratio.

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

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd-Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd-Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator). The Bank paid a total FDIC assessment of $2.9 million in 2025.

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

The Corporation believes that, as of December 31, 2025, the Bank was “well capitalized” based on the aforementioned ratios.

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

Worsening conditions in the current economic market could make an economic recession or a downturn more likely in various industries or markets and could have the following adverse effects on our business:

•	A decrease in net interest income derived from our lending and deposit gathering activities;
•	A decrease in the demand of our loans and other products or services we offer;
•	A decrease in our deposit balances due to overall reductions in the number or value in client accounts;
•	A decrease in the value of collateral securing our loans
•	An increase in the level of nonperforming and classified loans;
•	An increase in provisions for credit losses and loan charge-offs; and
•	An increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

As a result of these potential economic conditions, our operating results could be negatively impacted.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

The Corporation’s earnings and cash flows are largely dependent upon the Corporation’s net interest income. Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions, domestic and international events, changes in U.S. and other financial markets, and policies of various governmental and regulatory agencies. In 2025, the Federal Reserve cut the target of the fed funds rate by 75 basis points. The Federal Reserve may take additional actions with respect to the target fed funds rate in 2026, which will have an impact on our net interest income. Changes in monetary policy, including changes in interest rates, including the target fed funds rate, could influence not only the interest that is received on loans and securities and the interest that is paid on deposits and borrowings, but such changes could also affect the Corporation’s ability to originate loans and obtain deposits and the fair value of the Corporation’s financial assets and liabilities. While we believe we have implemented procedures to prepare us for the potential effects of a changing interest rate environment, these procedures may not always be successful as the procedures include underlying assumptions which may ultimately be inaccurate based on factors outside of our control.

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

Changing interest rates also subject the Corporation to risks with respect to our financial instruments that are carried at fair value. The corporation maintains an available-for-sale investment securities portfolio, which includes securities instruments of varying types, maturities and interest rates. We also maintain assets that are classified and accounted for as trading assets. When the market interest rate rises, these securities typically decrease in value. Carrying these assets at fair value exposes the Corporation to market risks tied to changing interest rates and market liquidity factors. There are conditions, including changing market values of instruments or liquidity needs, that would require the Corporation to dispose of these investment securities earlier than anticipated, which could adversely affect our results of operations and financial condition.

The Corporation regularly monitors forecasts for interest rates, its interest rate risk and interest rate sensitivity and plans accordingly based on models and projections regarding interest rates, however these models and projections are forward-looking and based on a number of assumptions and forecasts. If the interest rate environment realized differs materially from the underlying assumptions used for its projections, models and forecasts, the Corporation faces a risk that its plans may not account for the actual interest rate environment, which may negatively affect our results of operations and financial condition.

Continued elevated levels of inflation could adversely impact our business and results of operations.

While the Federal Reserve took steps to combat the heightened levels of inflation that began in 2021, primarily through increases to the target fed funds rate, continued levels of inflation and/or monetary policy adopted by the Federal Reserve to combat such inflation, could have complex effects on our business and results of operations, some of which could be materially adverse. During 2025, the Federal Reserve continued cutting the target fed funds rate and decreased the target by 75 basis points. The Federal Reserve is still considering additional changes to the target fed funds rate, and the monetary policy adopted in 2026 by the Federal Reserve may impact the results of operations. While we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Additionally, if interest rates stay at their current level or continue to rise, we could see consumer sentiment shift and demand for loans may decrease which would impact our results of operations. The continued effects from elevated levels of inflation recently experienced could also increase volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental policy responses to the current inflation environment could further affect our business, such as changes to monetary and fiscal policy. The duration and severity of the current inflationary period, and the governmental responses thereto, are unknown and cannot be estimated with precision.

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

These events impacted the confidence of investors and customers in financial institutions as a whole. It led regulators, investors, and institutions to focus on the on-balance sheet liquidity, customer deposit base, including level of deposits uninsured by the FDIC, the amount of accumulated other comprehensive loss, capital levels, interest rate risk management, and securities holdings of financial institutions. If any additional financial institutions fail in a similar manner as those financial institutions that failed in 2022, our stock price and deposit base could be negatively impacted. The industry wide impact of these failures demonstrated the impact that reputational harm to certain financial institutions can have on the industry as a whole, which can lead to risks of reputational harm to the Corporation based on issues or failures of unrelated banks or financial institutions.

As a result of these issues and failures, enhanced scrutiny from regulators and potential new legislation may impact our ability to operate. Depending upon any adopted change in legislation or directives from regulators, we may need to adjust our strategy and operations to comply with such changing laws or regulatory directives, which can result in additional operating expenses and could materially impact our operating results.

Terrorist attacks, threats, or actual war, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, civil unrest, protests, and other global and domestic conflicts may impact all aspects of our operations, revenues, costs, and stock price in unpredictable ways.

Terrorist attacks in the U.S. and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, including any escalation of or increased U.S. involvement in currently ongoing conflicts, such as those occurring with respect to Russia, Ukraine, Venezuela, Iran, the Middle East and China, military or trade disruptions, may impact our operations as well as the operations of some of our customers. In addition, natural disasters, global climate change, pandemics, other catastrophic events, trade policies, domestic civil unrest, protest, and other global or domestic conflicts may impact our operations or the operations of some of our customers as well. Any of these occurrences could have an adverse impact on our operating results, revenues, and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Risks Related to Our Business

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

The Corporation may face increased competition for customer deposits from new entrants into the financial services industry, as well as current competitors that seek to expand services. In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was signed into law. The GENIUS Act establishes, among other things, a regulatory framework for the issuance, custody and holding reserves of stablecoins. Stablecoins are often viewed by consumers and commercial entities as an alternative to traditional bank deposits and transactions, which could result in reduced deposits for the Corporation. The impact on our deposits will depend, in part, on the demand for stablecoins and the number of competitors that offer services permitted under the GENIUS Act, whether such competitors are current competitors or new entrants into the market. In addition, federal agencies are required to issue regulations adopting the GENIUS Act, which will impact the regulatory framework for stablecoins.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, and safe, sound assets;
•	the ability to expand the Corporation's market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Corporation introduces new products and services relative to its competitors;
•	customer satisfaction with the Corporation's level of service;
•	customer preferences for traditional banking services; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation's competitive position, which could increase our funding costs, impact our liquidity, and adversely affect the Corporation's growth and profitability, which, in turn, could have a material adverse effect on the Corporation's financial condition and results of operations.

A lack of liquidity could affect our operations and jeopardize our financial condition.

The Corporation requires liquidity to meet our deposit and other obligations as they come due. The Corporation’s access to funding sources in amounts adequate to finance its activities or on terms that are acceptable to it could be impaired by factors that affect it specifically or the financial services industry or the general economy. Factors that could reduce our access to liquidity sources include a downturn in the markets in which our loans are concentrated, a decline in demand in the secondary market for long-term fixed mortgages, or adverse regulatory actions against the Corporation. The Corporation’s access to deposits may also be affected by the liquidity needs of depositors and competition for deposits as discussed in the Risk Factor titled “The Corporation operates in a highly competitive industry and market and our business will suffer if we are unable to compete effectively.”. The Corporation may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of depositors sought to withdraw their deposits, regardless of the reason. If the Corporation is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs to achieve those liquidity objectives. A failure to maintain adequate liquidity could have a material adverse effect on the Corporation’s business, financial condition, and result of operations.

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

As lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and probable incurred credit losses that are inherent in our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective, and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. There is the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit, and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts would have a disproportionately significant impact on our credit losses and reserves. Deterioration of the Corporation’s credit quality may have a material adverse effect on our loan portfolio, financial condition, and results of operations.

The Corporation has significant exposure to risks associated with commercial and commercial real estate loans.

As of December 31, 2025, approximately 58.6% of the Corporation’s loan portfolio consisted of commercial and commercial real estate loans. These loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business and could be impacted by a recession or economic downturn. These loans are more likely to be adversely affected by weak conditions in the economy. Weak conditions in the local market, the regional economy, the general economy, or industry specific factors may also adversely affect the value of the underlying collateral securing the loan. Also, the commercial loan balance per borrower is typically larger than that of residential mortgage loans and consumer loans, indicating higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, an increase in the costs of servicing these nonperforming loans, and a reduction in interest income. An increase in nonperforming loans could also result an in increase in costs associated with workouts and foreclosures, including costs of foreclosing on collateral, and maintaining and liquidating the underlying collateral. An increase in nonperforming loans could also result in an increase in the provision for loan losses and an increase in loan charge-offs. An increase in nonperforming loans, workouts, foreclosures, and charge-offs to our commercial and commercial real estate loans could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an adverse effect on our business, results of operations, and financial condition.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If these events or circumstances were to occur, it could result in a potential loss of revenue, increased costs in foreclosing on collateral or resolving troubled loans and have an adverse effect on our business, results of operations, and financial condition.

Decreased demand from secondary market purchasers of the Corporation’s long-term fixed residential mortgages could adversely affect our business, liquidity, results of operations, and financial condition.

The Corporation sells substantially all of its long-term fixed residential mortgages to secondary market purchasers. These mortgages are underwritten to specific guidelines. Decreased demand for our long-term fixed residential mortgages, changed government laws or regulations related to these secondary market purchases, or other disruptions in the secondary market for long-term fixed residential mortgages could adversely affect our business, liquidity, results of operations, and financial condition. Decreased demand in the secondary market may also have downstream effects to the residential real estate market as a whole, decreasing real estate market prices, volume of home sales, the value of collateral securing the mortgage loans that we hold, income generated from originations of mortgage loans, and our profit margin on those long-term fixed residential mortgages we sell to secondary market purchasers. Decreased demand in the secondary market may also lead to increase the volume of long-term fixed residential mortgages we hold in our loan portfolio, which would increase our exposure to the residential real estate market and the risks associated with holdings in the residential real estate market, as described in the Risk Factor titled “The Corporation may foreclose on collateral property and would be subject to the increased costs associated with ownership of real property, resulting in reduced revenues and earnings.” on Page 24.

The Corporation’s accounting estimates and risk management processes rely on analytical and forecasting models, which, if inadequate, may result in a material adverse effect on our business, financial condition, or results of operation.

The processes the Corporation uses to estimate its allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Corporation’s financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. For example, if the models the Corporation uses for interest rate risk and asset-liability management are inadequate, the Corporation may incur increased or unexpected losses upon changes in market interest rates or other market measures. The Corporation uses a current “expected loss” model (“CECL”) to estimate its allowance for credit losses. If the CECL model is inadequate, or its underlying assumptions are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. Additionally, if the models the Corporation uses to measure the fair value of our financial instruments are inadequate, the fair value of our financial instruments may fluctuate unexpectedly or may not accurately reflect what the Corporation could realize upon sale or settlement of our financial instruments. Any failure in the Corporation’s analytical or forecasting models could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The occurrence of a cybersecurity incident involving us, third-party service providers, or our customers, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Furthermore, as technology, including the increasing use of artificial intelligence, machine learning, large language models, artificial intelligence agents, generative artificial intelligence, and other similar technologies (collectively referred to as “AI”), and cyberattacks change over time, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Any of these events could have a material adverse effect on our financial condition and results of operations.

We rely on external vendors, which could expose the Corporation to additional operational risks.

The Corporation relies on external vendors to provide products and services necessary to maintain day-to-day operations of the Corporation. Accordingly, the Corporation’s operations are exposed to risk that these vendors or their employees, agents, or other representatives will not perform in accordance with the contracted arrangements under service level agreements. Additionally, the Corporation may be exposed to certain risks involved with the use of AI tools of vendors and their employees or agents, as further discussed in the Risk Factor titled “The increased prevalence, use and development of AI may subject the Corporation to increased regulatory risk, reputational risk and may have material adverse effects on the Corporation’s business, financial condition and results of operations.” The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, use of AI tools, financial condition, support for existing products and services, strategic focus, or for any other reason, could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including cryptocurrency and stablecoin related products and services, products and services implementing AI and AI tools and other new financial technologies. The effective use of technology can increase efficiency, provide cutting-edge products and/or services, and enable financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or incur significant costs in implementing new technology-driven products and services. Further, many of our competitors have substantially greater resources to invest in technological improvements and may do so in a more cost effective manner. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect the Corporation’s growth, revenue, profit, financial condition and results of operations.

The increased prevalence, use and development of AI may subject the Corporation to increased regulatory risk, reputational risk, and may have material adverse effects on the Corporation’s business, financial condition, and results of operations.

The growth of AI has spurred a new industry of technological advances. Users of AI tools may not fully understand the implications of the use of such tools , including the scope of capabilities for these tools, protection of confidential information when using AI tools, cybersecurity risks inherent with the use of AI tools, as well as unknown or unidentified risks inherent with the development of new technology. The use of AI tools is being implemented by both individuals and commercial entities, increasing the risks from the use of these tools to the users and any systems that interact with AI tools.

Increased customer use of AI tools can potentially result in increased of a customer unintentionally exposing their personal information, banking credentials or other sensitive or confidential information, and increase opportunities for bad actors to conduct fraudulent activities with respect to a customer’s account(s). While the Corporation and the Bank have implemented commercially reasonable policies and procedures to protect against and mitigate these risks, we cannot assure protection against all risks from the use of these AI tools by customers. These AI tools are powerful technological advances and the customer’s use of such tools can result in cybersecurity risks to the customer and the Corporation. Such risks, if realized, could result in financial and litigation risk to us and/or our customers, which could negatively affect the Corporation’s growth, reputation, revenue, expenses, financial condition, and results of operations.

As competitors, whether traditional competitors of the Corporation or new entrants into the financial services industry, incorporate AI tools into their products and services, the Corporation faces risk with respect to competition and industry reputation. Successful implementation of AI tools by competitors may impair our ability to attract and retain business. Additionally, if competitors realize issues with the incorporation of AI tools into their products and services and the cyberattack, inadvertent disclosure of personal information, banking credentials or other sensitive or confidential information, financial loss or other risks discussed herein related to AI tools are realized, the Corporation could suffer from reputational harm to the financial services industry as a whole.

Vendor use of AI tools may increase the risk of cyberattacks, unauthorized use or disclosure of personal information, banking credentials or other sensitive or confidential information, financial loss, or other risks discussed herein related to AI tools. In conducting due diligence of vendors, we request detailed information regarding vendor use of AI and seek to mitigate risks related to a vendor’s employment of AI tools through service level agreements. While we seek to mitigate these risks, a possibility exists that vendors may employ AI tools without disclosing their use to the Corporation, the AI tools disclosed to us may increase capabilities, features, services, or technologies that increase cybersecurity risks, employees of vendors may use undisclosed AI tools in performing services on behalf of the vendor, employees of vendors may inadvertently or inappropriately use AI tools in performing duties on behalf of the Corporation, or vendors may not understand which AI tools are being utilized while performing services on behalf of the Corporation. Vendor use of AI tools increase cybersecurity risks, including the risk of inadvertent or deliberate exposure of personal information, banking credentials or other sensitive or confidential information, or may otherwise expose the Corporation to risks that have not yet been determined as a result of the exponential growth of the power, capabilities and frequency of use with respect to these tools, which could negatively affect the Corporation’s growth, reputation, revenue, expenses, financial condition, and results of operations.

The Corporation’s implementation of AI tools may subject the Corporation to increased regulatory risk, reputational risk and may have material adverse effects on the Corporation’s business, financial condition, and results of operations.

The Corporation implemented a form of AI with its intelligent digital assistant, Gabby, available through the Bank’s website. Use of AI can expose us to new or increased operation risks, including risks related to our internal controls. As the use of AI expands and grows, it may become subject to additional regulations or restrictions on use from the U.S. government and/or our banking regulators. Additionally, ineffective implementation or failures by any implemented AI could have an adverse effect on our reputation, cause the Corporation to incur additional costs to make the implementation successful, or otherwise result in a loss of expenses incurred if the Corporation decides to terminate the pursuit of a failed AI implementation. Further, many of our competitors have substantially greater resources to invest in technological improvements and may do so in a more cost effective manner. The realization of these risks could result in the Corporation failing to realize any anticipated benefits from the implementation of AI and could negatively affect the Corporation’s growth, reputation, revenue, expenses, financial condition, and results of operations.

Additionally, the frequency of use of AI tools by individuals increases risks to the Corporation. While the Corporation has incorporated policies and procedures with respect to AI, it is possible that employees fail to comply with such policies and procedures and increase the risk of cyberattacks, unauthorized use or disclosure of personal information, banking credentials or other sensitive or confidential information, financial loss, or other risks discussed herein related to AI tools. The realization of these risks with respect to improper employee use of AI tools could result in the Corporation could negatively affect the Corporation’s growth, reputation, revenue, expenses, financial condition, and results of operations.

The Corporation’s controls and procedures may fail or be circumvented, and the Corporation’s methods of reducing risk exposure may not be effective.

The Corporation’s internal operations are subject to risks, including, but not limited to, data processing system failures and errors, improper or inappropriate use of AI tools, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and any system to reduce risk exposure, however well designed and operated, is based in part on assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Additionally, instruments, systems, and strategies used to hedge or otherwise manage exposure to various types of market compliance, credit, liquidity, operational, and business risks and enterprise-wide risk could be less effective than anticipated. As a result, the Corporation may not be able to effectively mitigate its risk exposures in particular market environments or against particular types of risk, which could adversely affect the Corporation’s financial condition and results of operations.

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

Accounting policies require management to make estimate about uncertain matters.

The Corporation’s accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make critical accounting estimates about matters that are uncertain. Accounting policies must comply with U.S. GAAP, which requires management to exercise judgment in selecting and applying many of these accounting policies and processes.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. The Corporation has policies and control procedures in place that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, our policies and procedures require management to review these critical accounting estimates and determine whether any changes are warranted. Judgments and estimates are inherently uncertain, which means we cannot guarantee that we will not be required to adjust accounting policies or re-state prior period financial statements.

See Significant Accounting Estimates for additional information regarding the Corporation’s Critical Accounting Estimates on page 58.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board, Securities and Exchange Commission (“SEC”) and other regulatory agencies may issue guidance that change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we manage, record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a requirement to restate prior period financial statements.

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

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the use of customer deposits as a source of liquidity for income generating activities. New technologies can also impact consumer use of banks, including the increased prevalence of digital assets or cryptocurrencies, which can present risks that consumers move money out of bank deposits and into these digital assets or cryptocurrencies, decreasing our deposits and source of liquidity. For more information on the competitive pressures faced by the Corporation, including those pressures as a result of cryptocurrencies and digital assets, see the Risk Factor titled “The Corporation operates in a highly competitive industry and market and our business will suffer if we are unable to compete effectively.” In addition, changes in consumer spending and savings habits could adversely affect the Corporation’s operations, and the Corporation may be unable to timely develop competitive new products and services in response to these changes.

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

The Corporation generally seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services or geographic reach. Acquiring other banks, including our previously announced merger with CedarStone Financial, Inc. and it wholly owned subsidiary, CedarStone Bank, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential new markets, hiring experienced local management, and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the time and costs associated with identifying potential acquisition and merger targets;
•	the accuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target company;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	closing delays and expenses related to the resolution of lawsuits filed by shareholders of targets;
•	entry into new markets where we lack experience;
•	introduction of new products and services into our business;
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality issues of the target company;
•	the risk of loss of key employees and customers;
•	challenges faced with the integration of employees, business units, locations and customers; and
•	incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

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

As of December 31, 2025, the Corporation had $114.5 million of goodwill and other intangible assets. A significant decline in the Corporation’s expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of the Corporation’s common stock may necessitate taking charges in the future related to the impairment of the Corporation’s goodwill and other intangible assets. If the Corporation were to conclude that a future write-down of goodwill and other intangible assets is necessary, the Corporation would record the appropriate charge, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Corporation and the Bank operate in a highly regulated environment and we are subject to extensive regulation, supervision, and examination by the Federal Reserve, the OCC, the FDIC and DFI. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not our shareholders. Further, as a bank holding company, we are required to act as a source of financial and managerial strength to the Bank and to commit resources to support our subsidiary banks if needed. This regulatory framework affects our lending practices, capital structure, investment practices, and growth, among other things.

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

In addition to the banking regulators responsible for our oversight, we are subject to regulation and supervision from federal and state regulatory agencies for virtually all aspects of our operations. In addition to those banking regulators discussed above, the following regulatory agencies have regulation, supervision and/or enforcement capabilities with respect to our operations: the Consumer Financial Protection Bureau, the United States Treasury Department, the United States Department of Justice, the SEC, the United States Department of Housing and Urban Development, the United States Department of Labor, and the United States Equal Employment Opportunity Commission. Additionally, we are subject to a number of state regulatory agencies with oversight over similar aspects of our operations. Under this extensive regulatory framework, we are at risk of failure to comply with regulatory requirements, including inadvertent or unintentional failures, which could result in fines, penalties, legal actions, enforcement actions, or restrictions on our operations and business activities. Such failures could have an adverse effect on our reputation, business, financial condition, and results of operations.

Anticipated changes in leadership at the Federal Reserve may impact regulations and government policy applicable to us.

On January 30, 2026, Kevin Warsh was nominated as the new Chairman of the Federal Reserve to succeed Chairman Jerome Powell, whose term expires on May 15, 2026. Mr. Warsh must be confirmed by the United States Senate prior to becoming the new Chairman of the Federal Reserve. Because of the Federal Reserve’s role in financial services regulation, leadership changes may cause broader economic changes due to changing ideologies and governing style. Additionally, new leadership may result in new regulatory initiatives and previously enacted regulations or implemented initiatives may be modified, terminated, or otherwise changed. Changing leadership at the Federal Reserve could affect monetary policy and interest rates and changes in fiscal policy could affect broader trade and economic growth at a local, state, country, or international level. At this time, further impact of these leadership changes and the potential impact on regulatory requirements applicable to us and our supervision is uncertain.

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

Changes in federal, local, or state tax laws could negatively impact our financial condition.

The Corporation is subject to changes in tax law which could impact our effective tax rate. Changes to these laws could apply retroactively and negatively impact our financial condition and results of operations. Further, customers of the Corporation are subject to individual tax laws, as well as corporate taxes for commercial clients. Reform or changes to individual and/or corporate tax laws could impact the liquidity needs of our customers which could have an adverse impact on the deposits held by the Corporation. Future changes in tax laws are unknown, both in terms of the materiality of the impact to individuals and entities, as well as whether such changes are positive, negative or neutral. While these changes are unknown at this time, the implementation of any changes may have an adverse effect on our business, financial condition, and results of operations.

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

The Corporation’s Board of Directors may determine from time to time there is a need to or, if our or the Bank’s regulatory capital ratios fall below the required minimums, we could be forced to raise additional capital through the issuance of additional shares of stock or other securities, including debt securities and senior or subordinated notes. We are currently authorized to issue up to 40 million shares of common stock, of which 11,880,759 shares were outstanding as of December 31, 2025, and up to 10 million shares of preferred stock, of which no shares are outstanding. Subject to certain limitations, our board of directors generally has authority, without action or vote of our shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the rights, preferences, and privileges of any class or series of preferred stock. These equity and/or debt issuances could dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences, and privileges senior to our shareholders which may adversely impact our shareholders.

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

Accordingly, we have long devoted significant resources to assessing, identifying, and managing risks associated with cybersecurity threats, including:

●	an internal information security team that is responsible for conducting regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
●	continuous monitoring tools that can detect and help respond to cybersecurity threats in real time;
●	performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
●	third-party information security and cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
●	ongoing cybersecurity training and phishing testing for our employees.

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

Facilities of the Corporation’s banking centers in Indiana counties, outside of Vigo County, Indiana, include fifteen offices. All buildings are held in fee.

Facilities of the Corporation’s banking centers in Illinois include twenty-four offices. Nineteen buildings are held in fee, and five are leased with leases expiring from 2026 to 2036.

Facilities of the Corporation’s banking centers in Kentucky include sixteen offices. All buildings are held in fee.

Facilities of the Corporation’s banking centers in Tennessee include fifteen offices. Thirteen buildings are held in fee, and two are leased. One lease expires in 2026, and the other expires in 2031.

Facilities of the Corporation’s banking centers in Georgia include three offices. All buildings are held in fee.

Facilities of the Corporation’s loan production offices, include an office in Bloomington, Indiana, an office in Carmel, Indiana, an office in Evansville, Indiana, an office in Fort Wayne, Indiana, an office in Murfreesboro, Tennessee, an office in Brentwood, Tennessee, an office in Chattanooga, Tennessee, and an office in Knoxville, Tennessee. The loan production offices are leased by the Bank. The expiration dates on the leases are January 31, 2029, April 30, 2028, September 16, 2030, November 30, 2030, December 31, 2030, September 30, 2026, February 28, 2028, and June 30, 2030, respectively.

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

MARKET AND DIVIDEND INFORMATION

(a) As of March 2, 2026 shareholders owned 11,891,896 shares of the Corporation’s common stock. The stock is traded on the NASDAQ Global Select Market under the symbol “THFF”. On March 2, 2026, approximately 18,348 shareholders of record held our common stock.

Historically, the Corporation paid cash dividends semi-annually. Beginning with the dividend declared in the fourth quarter 2023, the Corporation began paying cash dividends quarterly, and expects that comparable cash dividends will continue to be paid in the future. The following table gives quarterly high and low trade prices and dividends per share during each quarter for 2025 and 2024.

	2025			2024
			Cash			Cash
	Trade Price		Dividends	Trade Price		Dividends
Quarter ended	High	Low	Declared	High	Low	Declared
March 31	$49.28	$48.05	0.51	$43.03	$36.13	0.45
June 30	$54.60	$53.92	$0.51	$39.17	$34.84	$0.45
September 30	$57.38	$55.99	0.51	$46.46	$35.62	0.45
December 31	$61.25	$60.21	$0.56	$50.61	$41.17	$0.51

The graph below represents the five-year total return of the Corporation’s stock. The five-year total return for our stock during this time was 83.85%. During this same period, the return on The Russell 2000 Index was 34.40% and the SNL Index of Banks $1 - $5 Billion had a return of 45.48%.

Total Return Performance
First Financial Corporation
Russell 2000 Index
S&P Regional Banks Select Industry Index
Index Value
200
150
100
50
44196
44561
44926
45291
45657
46022

		Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
First Financial Corporation	100.00	119.47	124.78	121.52	135.01	183.85
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
SNL Bank $1B-$5B	100.00	139.90	119.26	110.40	131.50	145.48

(b) Not applicable.

(c) The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On February 3, 2016 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 637,500 shares may be repurchased. On October 29, 2020 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 685,726 shares may be repurchased. On July 21, 2021 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 5% of the Corporation’s outstanding shares of common stock, or 652,411 shares may be repurchased. On April 21, 2022 First Financial Corporation issued a press release announcing that its Board of Directors has authorized a stock repurchase program pursuant to which up to 10% of the Corporation’s outstanding shares of common stock, or 1,243,531 shares may be repurchased. There were 17,028 and 8,734 purchases of common stock by the Corporation during the years ended December 31, 2025 and December 31, 2024. The Corporation contributed 30,114 shares of treasury stock to the ESOP in November of 2025. There were no shares of common stock purchased by the Corporation during the fourth quarter of the fiscal year covered by this report.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter ended December 31, 2025.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
October 1-31, 2025	—	—	—	—
November 1-30, 2025	—	—	—	—
December 1-31, 2025	—	—	—	—
Total	—	—	—	518,860

ITEM 6.SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

(Dollar amounts in thousands, except per share amounts)	2025	2024	2023	2022	2021
BALANCE SHEET DATA
Total assets	$5,756,126	$5,560,348	$4,851,146	$4,989,281	$5,175,099
Securities	1,149,526	1,195,990	1,259,137	1,330,481	1,359,514
Loans	4,055,303	3,837,141	3,167,821	3,067,438	2,815,895
Deposits	4,551,111	4,718,914	4,090,068	4,368,871	4,409,569
Borrowings	480,676	215,177	175,798	80,464	109,311
Shareholders’ equity	650,869	549,041	527,976	475,293	582,576
INCOME STATEMENT DATA
Interest income	305,588	264,742	228,397	183,301	152,198
Interest expense	85,720	89,756	61,135	18,259	8,797
Net interest income	219,868	174,986	167,262	165,042	143,401
Provision for credit losses	8,200	16,166	7,295	(2,025)	2,466
Other income	41,972	42,772	42,702	46,716	42,084
Other expenses	154,926	144,438	130,176	126,023	117,406
Net income	79,208	47,275	60,672	71,109	52,987
PER SHARE DATA:
Net Income	6.68	4.00	5.08	5.82	4.02
Cash dividends paid	2.04	1.80	1.28	1.17	1.06
PERFORMANCE RATIOS:
Return on average assets	1.42%	0.92%	1.26%	1.41%	1.10%
Return on average shareholders’ equity	13.30	8.82	12.47	14.37	8.87
Average total capital to average assets	11.53	11.21	10.95	10.64	13.36
Average shareholders’ equity to average assets	10.69	10.40	10.13	9.81	12.41
Dividend payout	31.29	46.49	19.41	21.68	28.22

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The ACL and allowance for unfunded commitments were $48.0 million and $2.9 million, respectively at December 31, 2025, compared to $46.7 million and $2.1 million, respectively at December 31, 2024. The qualitative amount of the reserve increased $1.3 million to $14.1 million. The quantitative amount is $33.6 million at December 31, 2025, compared to $33.6 million at December 31, 2024. There was an $800 thousand increase in the allowance for unfunded commitments. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Securities valuation and potential impairment. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Corporation obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, all securities are required to be evaluated for impairment related to credit losses. In evaluating for impairment, management considers the reason for the decline, the extent of the decline, and whether the Corporation intends to sell a security or is more likely than not to be required to sell a security before recovery of its amortized cost. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the security’s amortized cost is written down to fair value through income. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, then the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale securities was needed at December 31, 2025.

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

RESULTS OF OPERATIONS - SUMMARY FOR 2025

COMPARISON OF 2025 TO 2024

Net income for 2025 was $79.2 million, or $6.68 per share versus $47.3 million, or $4.00 per share for 2024. The increase in 2025 net income is primarily due to organic growth. In 2024 reduced net income was primarily due to increased provision for credit losses associated with the acquisition of SimplyBank, as described in those respective sections in the following pages. Return on average assets at December 31, 2025 increased 54.35% to 1.42% compared to 0.92% at December 31, 2024.

The primary components of income and expense affecting net income are discussed in the following analysis.

NET INTEREST INCOME

The principal source of the Corporation’s earnings is net interest income, which represents the difference between interest earned on loans and investments and the interest cost associated with deposits and other sources of funding. Net interest income increased in 2025 to $219.9 million compared to $175.0 million in 2024. Total average interest earning assets increased to $5.25 billion in 2025 from $4.87 billion in 2024. The tax-equivalent yield on these assets increased to 5.92% in 2025 from 5.55% in 2024. Total average interest-bearing liabilities increased to $4.12 billion in 2025 from $3.93 billion in 2024. The average cost of these interest-bearing liabilities decreased to 2.08% in 2025 from 2.28% in 2024.

The net interest margin increased from 3.71% in 2024 to 4.29% in 2025. Earning asset yields increased 37 basis points while the rate on interest-bearing liabilities decreased by 20 basis points.

CONSOLIDATED BALANCE SHEET - AVERAGE BALANCES AND INTEREST RATES

	December 31,
	2025			2024			2023
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollar amounts in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans (1) (2)	$3,905,450	269,037	6.89%	$3,468,534	227,580	6.56%	$3,111,784	190,947	6.14%
Taxable investment securities	801,952	23,822	2.97%	851,935	24,237	2.84%	895,120	24,643	2.75%
Tax-exempt investments (2)	452,324	17,560	3.88%	458,328	17,125	3.74%	463,541	16,591	3.58%
Cash and due from banks	92,376	793	0.86%	83,690	947	1.13%	90,582	1,546	1.71%
Federal funds sold	929	8	0.86%	8,806	452	5.13%	3,108	124	3.99%
Total interest-earning assets	5,253,031	311,220	5.92%	4,871,293	270,341	5.55%	4,564,135	233,851	5.12%
Non-interest earning assets:
Premises and equipment, net	80,164			73,774			67,468
Other assets	285,398			251,222			210,277
Less allowance for loan losses	(46,930)			(41,969)			(39,432)
TOTALS	$5,571,663			$5,154,320			$4,802,448
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$3,096,881	49,885	1.61%	$3,092,818	56,500	1.83%	$2,869,873	42,594	1.48%
Time deposits	716,836	22,548	3.15%	674,441	24,571	3.64%	434,943	9,100	2.09%
Short-term borrowings	162,775	6,502	3.99%	97,176	4,284	4.41%	117,235	5,370	4.58%
Other borrowings	141,371	6,785	4.80%	69,201	4,401	6.36%	82,316	4,071	4.95%
Total interest-bearing liabilities:	4,117,863	85,720	2.08%	3,933,636	89,756	2.28%	3,504,367	61,135	1.74%
Non interest-bearing liabilities:
Demand deposits	819,966			638,420			801,316
Other	38,275			46,301			10,193
	4,976,104			4,618,357			4,315,876
Shareholders' equity	595,559			535,963			486,572
TOTALS	$5,571,663			$5,154,320			$4,802,448
Net interest earnings		$225,500			$180,585			$172,716
Net yield on interest- earning assets			4.29%			3.71%			3.78%

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

The following table sets forth the components of net interest income due to changes in volume and rate. The table information compares 2025 to 2024 and 2024 to 2023.

	2025 Compared to 2024 Increase				2024 Compared to 2023 Increase
	(Decrease) Due to				(Decrease) Due to
			Volume/				Volume/
(Dollar amounts in thousands)	Volume	Rate	Rate	Total	Volume	Rate	Rate	Total
Interest earned on interest-earning assets:
Loans (1) (2)	$28,667	$11,359	$1,431	$41,457	$21,891	$13,226	$1,516	$36,633
Taxable investment securities	(1,422)	1,070	(63)	(415)	(1,189)	823	(40)	(406)
Tax-exempt investment securities (2)	(224)	668	(9)	435	(187)	729	(8)	534
Cash and due from banks	98	(228)	(24)	(154)	(118)	(521)	40	(599)
Federal funds sold	(404)	(376)	336	(444)	227	36	65	328
Total interest income	$26,715	$12,493	$1,671	$40,879	$20,624	$14,293	$1,573	$36,490
Interest paid on interest-bearing liabilities:
Transaction accounts	74	(6,680)	(9)	(6,615)	3,309	9,833	764	13,906
Time deposits	1,545	(3,357)	(211)	(2,023)	5,011	6,746	3,714	15,471
Short-term borrowings	2,892	(402)	(272)	2,218	(919)	(202)	35	(1,086)
Other borrowings	4,590	(1,080)	(1,126)	2,384	(649)	1,164	(185)	330
Total interest expense	9,101	(11,519)	(1,618)	(4,036)	6,752	17,541	4,328	28,621
Net interest income	$17,614	$24,012	$3,289	$44,915	$13,872	$(3,248)	$(2,755)	$7,869

(1)For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)Interest income includes the effect of tax equivalent adjustments using a federal tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses charged to expense is based upon current expected loss and the results of a detailed analysis estimating an appropriate and adequate allowance for credit losses. The analysis is governed by Accounting Standards Codification (ASC 326), implemented in 2020, which used an economic forecast that included the impact of the COVID-19 pandemic. For the year ended December 31, 2025, the provision for credit losses was $8.2 million, a decrease of $8.0 million, or 49%, compared to 2024, as required under the current CECL guidance. In the third quarter 2024 the Corporation recorded $5.5 million in Day 2 provision on non-PCD loans acquired from SimplyBank. Also in 2024, the provision as well as charge-offs were impacted by one previously identified credit, reflecting further deterioration in collateral values in the year. No further losses are expected on this credit. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate.

Net charge-offs for 2025 were $6.9 million as compared to $12.2 million for 2024 and $7.3 million for 2023 with the 2024 charge-offs driven from the previously identified credit discussed above. Non-accrual loans increased to $27.5 million at December 31, 2025 from $11.5 million at December 31, 2024. Loans past due 90 days and still on accrual decreased to $1.1 million compared to $1.8 million at December 31, 2024.

NON-INTEREST INCOME

Non-interest income decreased to $42.0 million in 2025 from $42.8 million earned in 2024.

NON-INTEREST EXPENSES

Non-interest expenses increased to $154.9 million in 2025 from $144.4 million in 2024. The increase in non-interest expenses is primarily due to a full year of operating expenses from the 2024 acquisition.

INCOME TAXES

The Corporation’s federal income tax provision was $19.5 million in 2025 compared to $9.9 million in 2024. The overall effective tax rate in 2025 of 19.8% increased as compared to a 2024 effective rate of 17.3%. Pretax income for the year ended December 31, 2025, was significantly higher than pretax income for the same period in 2024. Since our permanent differences remained similar income was the driving factor for the increase in effective tax rate.

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

Net interest income increased $7.7 million in 2024 compared to 2023. The provision for credit losses increased $8.9 million from $7.3 million in 2023 to a provision of $16.2 million in 2024.

Non-interest income remained stable and non-interest expenses increased $14.2 million. The increase in non-interest expenses is primarily due to $1.7 million of expenses associated with the acquisition, as well as increases in operating expenses as a result of the 2024 acquisition.

The provision for income taxes decreased $1.9 million from 2023 to 2024 and the effective tax rate increased to 17.3% in 2024 from 16.3% in 2023.

COMPARISON AND DISCUSSION OF 2025 BALANCE SHEET TO 2024

The Corporation’s total assets increased 3.5% or $195.8 million at December 31, 2025, from a year earlier. Available-for-sale securities decreased $46.5 million at December 31, 2025, from the previous year. Loans, net increased by $216.9 million to $4.01 billion. Deposits decreased $167.8 million while borrowings increased by $265.5 million. Total shareholders’ equity increased $101.8 million to $650.9 million at December 31, 2025. Accumulated other comprehensive income increased $45.6 million primarily due to the market value of the securities portfolio, which reflected an increase in securities pricing. In 2025 dividends declared by the Corporation totaled $2.09 per share. There were also 30,114 shares from the treasury with a value of $1.66 million that were contributed to the ESOP plan in 2025 compared to 34,235 shares with a value of $1.67 million in 2024.

Following is an analysis of the components of the Corporation’s balance sheet.

SECURITIES

The Corporation’s investment strategy seeks to maximize income from the investment portfolio while using it as a risk management tool and ensuring safety of principal and capital. During 2025 the portfolio’s balance decreased by 3.9%. Given the performance of the market, the Corporation shifted away from purchases to replace maturities in 2025. In 2025 the Corporation recorded $4.6 million of losses associated with an investment portfolio restructuring in which $80 million of securities were sold and reinvested at an approximately two percent higher yield. The average life of the portfolio decreased from 6.4 years in 2024 to 5.9 years in 2025. The portfolio structure will continue to provide cash flows to be reinvested during 2025.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2025
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies and U.S. Treasury (1)	$2,501	2.65%	$16,129	3.23%	$38,479	2.94%	$555,006	2.87%	$612,115
Collateralized mortgage obligations (1)	206	2.24%	339	1.56%	3,673	2.94%	153,880	2.49%	158,098
States and political subdivisions	6,617	3.37%	29,758	2.97%	110,494	3.01%	229,594	2.77%	376,463
Collateralized debt obligations	—	—%	—	—%	2,850	—%	—	—%	2,850
TOTAL	$9,324	3.15%	$46,226	3.05%	$155,496	2.93%	$938,480	2.78%	$1,149,526
(1)	Distribution of maturities is based on the estimated life of the asset.

	1 year and less		1 to 5 years		5 to 10 years		Over 10 Years		2024
(Dollar amounts in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
U.S. government sponsored entity mortgage-backed securities and agencies (1)	$3,555	2.40%	$21,926	3.64%	$30,151	3.43%	$578,331	2.76%	$633,963
Collateralized mortgage obligations (1)	3,778	2.15%	1,190	1.86%	6,378	2.98%	151,680	2.44%	163,026
States and political subdivisions	5,677	2.89%	37,074	2.85%	106,461	2.87%	246,893	2.60%	396,105
Collateralized debt obligations	—	—%	—	—%	2,896	—%	—	—%	2,896
TOTAL	13,010	2.54%	$60,190	3.12%	$145,886	2.93%	$976,904	2.67%	1,195,990
(1)	Distribution of maturities is based on the estimated life of the asset.

Net unrealized gain/loss on available for sale securities increased $57.6 million from a net unrealized loss of $165.8 million in 2024 to a net unrealized loss of $108.2 million in 2025. The Corporation does not expect realized losses, as there is no intent to sell at a loss.

LOAN PORTFOLIO

Loans outstanding by major category as of December 31 for each of the last five years and the maturities at year end 2025 are set forth in the following analyses.

(Dollar amounts in thousands)	2025	2024	2023	2022	2021
Loan Category
Commercial	$2,375,344	$2,196,351	$1,817,526	$1,798,260	$1,674,066
Residential	986,955	967,386	695,788	673,464	664,509
Consumer	688,135	668,058	646,758	588,539	474,026
TOTAL	$4,050,434	$3,831,795	$3,160,072	$3,060,263	$2,812,601

		After One
	Within	But Within	After Five
(Dollar amounts in thousands)	One Year	Five Years	Years	Total
MATURITY DISTRIBUTION
Commercial, financial and agricultural	$1,016,347	$1,104,064	$254,933	$2,375,344
TOTAL
Residential				986,955
Consumer				688,135
TOTAL				$4,050,434
Loans maturing after one year with:
Fixed interest rates		$489,126	$238,275
Variable interest rates		614,938	16,658
TOTAL		$1,104,064	$254,933

Commercial Real Estate represents $1.9 billion of total exposure as of December 31, 2025, and is within regulatory guidance. This exposure is well diversified by geography, real estate type, and industry designation. During the underwriting process, Commercial Real Estate is stressed using a combination of several risk variables, such as interest rate change, cap rate changes, revenue and expense variances, and term changes. Periodic review of this exposure is performed to identify and monitor any potential weaknesses within a specific credit.

ALLOWANCE FOR CREDIT LOSSES

The activity in the Corporation’s allowance for credit losses is shown in the following analysis:

(Dollar amounts in thousands)	2025	2024	2023	2022	2021
Amount of loans outstanding at December 31,	$4,050,434	$3,831,795	$3,160,072	$3,060,263	$2,812,601
Average amount of loans by year	$3,905,450	$3,468,534	$3,111,784	$2,884,053	$2,602,344
Allowance for credit losses at beginning of year	$46,732	$39,767	$39,779	$48,305	$44,076
Loans charged off:
Commercial	1,353	7,890	966	3,917	2,158
Residential	241	343	216	657	812
Consumer	11,216	11,056	14,314	11,132	5,246
Total loans charged off	12,810	19,289	15,496	15,706	8,216
Recoveries of loans previously charged off:
Commercial	901	1,946	1,083	2,062	1,069
Residential	276	451	292	759	616
Consumer	4,696	4,685	6,814	6,384	3,884
Total recoveries	5,873	7,082	8,189	9,205	5,569
Net loans charged off	6,937	12,207	7,307	6,501	2,647
Provision charged to expense	8,200	16,166	7,295	(2,025)	2,466
PCD ACL on acquired loans	—	3,006	—	—	4,410
Balance at end of year	$47,995	$46,732	$39,767	$39,779	$48,305
Ratio of net charge-offs during period to average loans outstanding	0.18%	0.35%	0.23%	0.23%	0.10%

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

The analysis of the allowance for credit losses includes the allocation of specific amounts of the allowance to individually evaluated loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors including historical loss experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market, including current conditions and reasonable and supportable forecasts about the future. These components are added together and compared to the balance of our allowance at the evaluation date. The allowance for credit losses as a percentage of total loans decreased to 1.18% at year-end 2025 compared to 1.22% at year-end 2024. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. Non-performing loans of $28.6 million at December 31, 2025 increased from $13.3 million at December 31, 2024.

The table below presents the allocation of the allowance to the loan portfolios at year-end.

	Years Ended December 31,
(Dollar amounts in thousands)	2025	2024	2023	2022	2021
Commercial	$18,805	$16,963	$13,264	$12,949	$18,883
Residential	16,620	17,470	14,327	14,568	18,316
Consumer	12,348	12,046	11,797	12,104	10,721
Unallocated	222	253	379	158	385
TOTAL ALLOWANCE FOR CREDIT LOSSES	$47,995	$46,732	$39,767	$39,779	$48,305

NONPERFORMING LOANS

Management monitors the components and status of nonperforming loans as a part of the evaluation procedures used in determining the adequacy of the allowance for credit losses. It is the Corporation’s policy to discontinue the accrual of interest on loans where, in management’s opinion, serious doubt exists as to collectability. The amounts shown below represent non-accrual loans and those loans which are past due more than 90 days where the Corporation continues to accrue interest.

	2025	2024	2023	2022	2021
Non-accrual loans	$27,495	$11,479	$23,596	$8,481	$9,590
Accruing loans past due over 90 days	1,083	1,821	960	1,119	515
	$28,578	$13,300	$24,556	$9,600	$10,105

Ratio of the allowance for credit losses as a percentage of non-performing loans	167.9%	351.4%	161.9%	414.4%	478.0%

The ratio of the allowance for loan losses as a percentage of nonperforming loans was 167.9% at December 31, 2025, compared to 351.4% in 2024. In the footnotes to the financial statements the amount reported for nonperforming loans is the recorded investment which includes accrued interest receivable. The following loan categories comprise significant components of the nonperforming loans at December 31, 2025 and 2024:

	2025		2024
Non-accrual loans
Commercial loans	$22,836	83%	$6,697	58%
Residential loans	1,997	7%	2,050	18%
Consumer loans	2,662	10%	2,732	24%
	$27,495	100%	$11,479	100%
Past due 90 days or more and still accruing
Commercial loans	$50	5%	$42	2%
Residential loans	1,032	95%	1,778	98%
Consumer loans	1	0%	1	0%
	$1,083	100%	$1,821	100%

Management considers the present allowance to be appropriate and adequate to cover expected losses inherent in the loan portfolio based on the current economic environment. However, future economic changes cannot be predicted. Deteriorating economic conditions could result in an increase in the risk characteristics of the loan portfolio and an increase in the potential for credit losses.

DEPOSITS

The information below presents the average amount of deposits and rates paid on those deposits for 2025, 2024 and 2023.

	2025		2024		2023
(Dollar amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest-bearing demand deposits	$819,966		$638,420		$801,316
Interest-bearing demand deposits	1,700,520	2.31%	1,681,079	2.61%	1,440,411	2.15%
Savings deposits	1,396,361	0.76%	1,411,739	0.90%	1,429,462	0.82%
Time deposits: $100,000 or more	340,101	3.44%	318,400	4.15%	176,453	2.89%
Other time deposits	376,735	2.88%	356,041	3.19%	258,490	1.54%
TOTAL	$4,633,683		$4,405,679		$4,106,132

Average deposits increased 5.18% to $4.6 billion at December 31, 2025 compared to December 31, 2024.

The Corporation estimates that uninsured deposits (1) totaled $864.6 million, or 19% of total deposits, at December 31, 2025, compared to $980.5 million, or 21%, at December 31, 2024. The maturities of certificates of deposit of more than $100 thousand outstanding at December 31, 2025, are summarized as follows:

(Dollar amounts in thousands)
3 months or less	$150,284
Over 3 through 6 months	150,538
Over 6 through 12 months	50,896
Over 12 months	13,300
TOTAL	$365,018

(1) Uninsured deposits include the Call Report estimate of uninsured deposits less affiliate deposits, estimated insured portion of servicing deposits, additional structured FDIC coverage and collateral deposits.

OTHER BORROWINGS

Advances from the Federal Home Loan Bank increased to $175.7 million in 2025 compared to $7.3 million in 2024. First Financial Corporation borrowed $25 million on a note payable in June 2024 for the acquisition of SimplyBank. On December 31, 2025, the balance on the note was $12.5 million. The Asset/Liability Committee reviews these funding sources and considers the related strategies on a monthly basis. See Interest Rate Sensitivity and Liquidity below for more information.

CAPITAL RESOURCES

Bank regulatory agencies have established capital adequacy standards which are used extensively in their monitoring and control of the industry. These standards relate capital to level of risk by assigning different weightings to assets and certain off-balance-sheet activity. As shown in the footnote to the consolidated financial statements (“Regulatory Matters”), the Corporation’s subsidiary banking institutions capital exceeds the requirements to be considered well capitalized at December 31, 2025.

First Financial Corporation’s objective continues to be to maintain adequate capital to merit the confidence of its customers and shareholders. To warrant this confidence, the Corporation’s management maintains a capital position which they believe is sufficient to absorb unforeseen financial shocks without unnecessarily restricting dividends to its shareholders. The Corporation’s dividend payout ratio for 2025 and 2024 was 31.3% and 46.5%, respectively. The Corporation expects to continue its policy of paying regular cash dividends, subject to future earnings and regulatory restrictions and capital requirements.

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

The table below shows the Corporation’s estimated sensitivity profile as of December 31, 2025. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.67% over the next 12 months and increase 1.52% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 3.72% over the next 12 months and increase 0.09% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	5.83%	(5.29)%	(14.69)%
Down 200	5.67	(1.83)	(8.45)
Down 100	3.72	0.09	(3.26)
Up 100	(1.67)	1.52	4.77
Up 200	(6.02)	0.26	6.71
Up 300	(8.87)	0.39	10.07

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effects of rate changes, and represents a worst-case scenario.

Liquidity Risk Liquidity is measured by the bank’s ability to raise funds to meet the obligations of its customers, including deposit withdrawals and credit needs. This is accomplished primarily by maintaining sufficient liquid assets in the form of investment securities and core deposits. The Corporation has $9.3 million of investments that mature throughout the coming 12 months. The Corporation also anticipates $109.7 million of principal payments from mortgage-backed securities. Given the current rate environment, the Corporation anticipates $36.3 million in securities to be called within the next 12 months. The Corporation also has $341.5 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $837.2 million available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

Commitments: The following table details the amount and expected maturities of significant commitments as of December 31, 2025. Further discussion of these commitments is included in Note 15 to the consolidated financial statements.

	Total
	Amount	One year	Over One
(Dollar amounts in thousands)	Committed	or less	Year
Commitments to extend credit:
Unused loan commitments	$924,046	$331,556	$592,490
Commercial letters of credit	14,844	14,844	—

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management concluded that, as of December 31, 2025, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.”

Crowe LLP (PCAOB ID: 173) , an independent registered public accounting firm, has audited the Corporation’s internal control over financial reporting as of December 31, 2025 and has issued a report dated March 4, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First Financial Corporation

Terre Haute, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Financial Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and, comprehensive income/(loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 7, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Provision for credit loss expense for the year ending December 31, 2025 was $8.2 million and the Allowance for Credit Losses at December 31, 2025 was $48.0 million.

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

Indianapolis, Indiana

March 4, 2026

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Cash and due from banks	$130,369	$93,526
Federal funds sold	475	820
Securities available-for-sale	1,149,526	1,195,990
Loans:
Commercial	2,375,344	2,196,351
Residential	986,955	967,386
Consumer	688,135	668,058
	4,050,434	3,831,795
(Less) plus:
Net deferred loan (fees)/costs	4,869	5,346
Allowance for credit losses	(47,995)	(46,732)
	4,007,308	3,790,409
Restricted stock	18,536	17,555
Accrued interest receivable	27,762	26,934
Premises and equipment, net	78,582	81,508
Bank-owned life insurance	131,286	128,766
Goodwill	98,229	100,026
Other intangible assets	16,234	21,545
Other real estate owned	94	523
Other assets	97,725	102,746
TOTAL ASSETS	$5,756,126	$5,560,348
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$916,473	$859,014
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	135,605	144,982
Other interest-bearing deposits	3,499,033	3,714,918
	4,551,111	4,718,914
Short-term borrowings	292,468	187,057
Other borrowings	188,208	28,120
Other liabilities	73,470	77,216
TOTAL LIABILITIES	5,105,257	5,011,307
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,190,157 in 2025 and 16,165,023 in 2024; Outstanding shares - 11,880,759 in 2025 and 11,842,539 in 2024	2,021	2,018
Additional paid-in capital	147,442	145,927
Retained earnings	741,793	687,366
Accumulated other comprehensive loss	(86,681)	(132,285)
Less: Treasury shares at cost - 4,309,398 in 2025 and 4,322,484 in 2024	(153,706)	(153,985)
TOTAL SHAREHOLDERS’ EQUITY	650,869	549,041
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,756,126	$5,560,348

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2025	2024	2023

INTEREST INCOME:
Loans, including related fees	$267,795	$226,262	$189,641
Securities:
Taxable	23,822	24,237	24,643
Tax-exempt	10,650	10,533	10,573
Other	3,321	3,710	3,540
TOTAL INTEREST INCOME	305,588	264,742	228,397
INTEREST EXPENSE:
Deposits	72,433	81,071	51,694
Short-term borrowings	6,502	4,284	5,370
Other borrowings	6,785	4,401	4,071
TOTAL INTEREST EXPENSE	85,720	89,756	61,135
NET INTEREST INCOME	219,868	174,986	167,262
Provision for credit losses	8,200	16,166	7,295
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	211,668	158,820	159,967
NON-INTEREST INCOME:
Trust and financial services	5,777	5,468	5,155
Service charges and fees on deposit accounts	31,388	29,653	28,079
Other service charges and fees	1,097	999	801
Securities gains (losses), net	(4,600)	103	(1)
Interchange income	755	655	676
Loan servicing fees	1,170	1,259	1,176
Gain on sales of mortgage loans	1,453	1,153	966
Other	4,932	3,482	5,850
TOTAL NON-INTEREST INCOME	41,972	42,772	42,702
NON-INTEREST EXPENSE:
Salaries and employee benefits	79,132	74,555	68,525
Occupancy expense	10,455	9,616	9,351
Equipment expense	19,000	17,612	14,020
FDIC Expense	2,845	2,788	2,907
Other	43,494	39,867	35,373
TOTAL NON-INTEREST EXPENSE	154,926	144,438	130,176
INCOME BEFORE INCOME TAXES	98,714	57,154	72,493
Provision for income taxes	19,506	9,879	11,821
NET INCOME	79,208	47,275	60,672
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	44,449	(9,807)	10,896
Change in funded status of post retirement benefits, net of taxes	1,155	4,609	1,991
COMPREHENSIVE INCOME	$124,812	$42,077	$73,559
PER SHARE DATA
Basic and Diluted Earnings per Share	$6.68	$4.00	$5.08
Weighted average number of shares outstanding (in thousands)	11,852	11,812	11,937

See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
(Dollar amounts in thousands, except per share data)	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2023	$2,012	143,185	614,829	(139,974)	(144,759)	$475,293
Net income	—	—	60,672	—	—	60,672
Other comprehensive income (loss)	—	—	—	12,887	—	12,887
Omnibus Equity Incentive Plan, net	2	893	—	—	—	895
Treasury stock purchases (319,664 shares)	—	—	—	—	(11,514)	(11,514)
Contribution of 40,496 shares to ESOP	—	74	—	—	1,444	1,518
Cash Dividends, $0.99 per share	—	—	(11,775)	—	—	(11,775)
Balance, December 31, 2023	2,014	144,152	663,726	(127,087)	(154,829)	527,976
Cumulative change in accounting principle ASU 2023-02	—	—	(1,659)	—	—	(1,659)
Net income	—	—	47,275	—	—	47,275
Other comprehensive income (loss)	—	—	—	(5,198)	—	(5,198)
Omnibus Equity Incentive Plan, net	4	1,330	—	—	—	1,334
Treasury stock purchases (8,734 shares)	—	—	—	—	(376)	(376)
Contribution of 34,235 shares to ESOP	—	445	—	—	1,220	1,665
Cash Dividends, $1.86 per share	—	—	(21,976)	—	—	(21,976)
Balance, December 31, 2024	2,018	145,927	687,366	(132,285)	(153,985)	549,041
Net income	—	—	79,208	—	—	79,208
Other comprehensive income (loss)	—	—	—	45,604	—	45,604
Omnibus Equity Incentive Plan, net	3	928	—	—	—	931
Treasury stock purchases (17,028 shares)	—	—	—	—	(795)	(795)
Contribution of 30,114 shares to ESOP	—	587	—	—	1,074	1,661
Cash Dividends, $2.09 per share	—	—	(24,781)	—	—	(24,781)
Balance, December 31, 2025	$2,021	$147,442	$741,793	$(86,681)	$(153,706)	$650,869

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79,208	$47,275	$60,672
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	3,899	4,560	5,057
Provision for credit losses	8,200	16,166	7,295
Securities (gains)/losses	4,600	(103)	1
Depreciation and amortization	12,220	9,946	6,530
Provision for deferred income taxes	(786)	3,280	(472)
Net change in accrued interest receivable	(828)	(2,057)	(3,589)
Contribution of shares to ESOP	1,661	1,665	1,518
Restricted stock compensation	931	1,334	895
Gain on sale of mortgage loans	(1,453)	(1,153)	(966)
(Gain)/loss on sale of other real estate	(53)	(55)	31
Origination of loans held for sale	(50,512)	(42,148)	(31,498)
Proceeds from loans held for sale	51,651	43,108	31,611
Other, net	(18,333)	(21,452)	9,005
NET CASH FROM OPERATING ACTIVITIES	90,405	60,366	86,090
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	79,169	50,662	—
Calls, maturities and principal reductions on securities available-for-sale	125,884	113,030	111,541
Purchases of securities available-for-sale	(109,500)	(40,098)	(30,460)
Loans made to customers, net of repayment	(217,606)	(210,144)	(106,031)
Net change in federal funds sold	345	(538)	9,092
Redemption of restricted stock	295	763	40
Purchase of restricted stock	(1,276)	(2,228)	(26)
Cash received from acquisitions, net	—	28,152	—
Proceeds from sales of other real estate owned	515	390	287
Additions to premises and equipment	(3,983)	(6,108)	(6,541)
NET CASH FROM INVESTING ACTIVITIES	(126,157)	(66,119)	(22,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(167,785)	6,562	(278,199)
Net change in short-term borrowings	105,411	119,836	(3,654)
Dividends paid	(24,164)	(21,248)	(15,383)
Purchase of treasury shares	(795)	(376)	(11,514)
Proceeds from other borrowings	2,850,000	1,525,000	2,080,000
Maturities of other borrowings	(2,690,072)	(1,607,254)	(1,981,000)
NET CASH FROM FINANCING ACTIVITIES	72,595	22,520	(209,750)
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,843	16,767	(145,758)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	93,526	76,759	222,517
CASH AND DUE FROM BANKS, END OF PERIOD	$130,369	$93,526	$76,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NONCASH INFORMATION:
Cash paid for the year for:
Interest	$86,436	$88,545	$59,031
Income Taxes	$13,130	$10,480	$11,350

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

First Financial Bank also has two investment subsidiaries, Portfolio Management Specialists A (Specialists A) and Portfolio Management Specialists B (Specialists B), which were established to hold and manage certain assets as part of a strategy to better manage various income streams and provide opportunities for capital creation as needed. Specialists A and Specialists B subsequently entered into a limited partnership agreement, Global Portfolio Limited Partners. Portfolio Management Specialists B also owns First Financial Real Estate, LLC. At December 31, 2025, $984 million of securities and loans were owned by these subsidiaries. Specialists A, Specialists B, Global Portfolio Limited Partners and First Financial Real Estate LLC are included in the consolidated financial statements. First Financial Bank also has wholly-owned subsidiaries JBMM, LLC and Fort Webb LP, LLC, which are also included in the consolidated financial statements.

The Corporation, which is headquartered in Terre Haute, Indiana, offers a wide variety of financial services including commercial, mortgage and consumer lending, lease financing, trust account services and depositor services through its subsidiary. The Corporation’s primary source of revenue is derived from loans to customers and investment activities.

The Corporation operates 79 branches in west-central Indiana, east-central Illinois, western Kentucky, central and eastern Tennessee, and northern Georgia. First Financial Bank is the largest bank in Vigo County. It operates six full-service banking branches within the county; and fifteen in Indiana, outside of Vigo County; twenty-four in Illinois; sixteen in Kentucky; fifteen in Tennessee; and three in Georgia. There are eight loan production offices, four in Indiana; and four in Tennessee. The bank also has a main office in downtown Terre Haute and an operations center/office building in southern Terre Haute.

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

Cash Flows: Cash and cash equivalents include cash and demand deposits with other financial institutions. Cash flows are reported for customer loan and deposit transactions and short-term borrowings. Non-cash transactions include loans transferred to other real estate of $34 thousand, $751 thousand and $88 thousand for the years ended December 31, 2025, 2024 and 2023 respectively.

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

We maintain an allowance for credit losses on unfunded lending commitments to provide for the risk of loss inherent in these arrangements. Unfunded commitments include funds available for disbursement on commercial and agriculture operating lines, commercial real estate and residential construction loans, and home equity lines of credit. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded commitments was $2.9 million at December 31, 2025, and $2.1 million at December 31, 2024.

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

Segment Reporting: The Corporation operates as a single segment entity for financial reporting purposes and adopted ASU 2023-07, Segment Reporting, for the year ended December 31, 2024. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Corporation provides similar products and services managed through similar processes and technology platforms. The Chief Financial Officer (“CFO”) serves as the Corporation’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Corporation based on the consolidated performance, excluding all significant intercompany balances and transactions of the Corporation and its wholly owned subsidiary, the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of income as consolidated net income. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Corporation’s consolidated statements of income are considered significant to the banking segment.

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

The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $970 thousand, $1.1 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023. Late fees and ancillary fees related to loan servicing are not material.

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

Deferred Compensation Plan: Prior to 2011, a deferred compensation plan covered all directors. Under the plan, the Corporation pays each director, or their beneficiary, the amount of fees deferred plus interest over 10 years, beginning when the director achieves age 65. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation for each of the last three years was $46 thousand, $56 thousand, and $49 thousand, resulting in a deferred compensation liability of $979 thousand at December 31, 2025 and $1.0 million at December 31, 2024. There are no deferred compensation plans now in effect for directors.

Incentive Plans: A long-term incentive plan established in 2000 provides for the payment of incentive rewards as a 15-year annuity to all directors and certain key officers. That plan was in place through December 31, 2009, and compensation expense is recognized over the service period. Payments under the plan generally did not begin until the earlier of January 1, 2015, or the January 1 immediately following the year in which the participant reaches age 65. There was no compensation expense related to this plan for 2025, 2024 and 2023. There is a liability of $2.0 million and $2.9 million as of year-end 2025 and 2024. In 2011 the Corporation adopted the 2011 Short-term Incentive Plan and the 2011 Omnibus Equity Incentive Plan designed to reward key officers based on certain performance measures. The short-term portion of the plan is paid out within 75 days of year end and the long-term plan vests over a three year period and is paid out within 75 days of the end of each vesting period. The compensation expense related to the plans in 2025, 2024 and 2023 was $3.2 million, $3.0 million and $2.9 million, respectively, and resulted in a liability of $2.1 million at December 31, 2025 and $2.0 million at December 31, 2024.

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

Accounting Pronouncements Adopted:

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation adopted ASU 2023-07 on January 1, 2024 for fiscal year activity and applied ASU 2023-07 in interim periods within fiscal years beginning January 1, 2025. For additional information relating to the adoption of the amendments, see Note 1, under Segment Reporting.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Corporation adopted ASU 2023-09 retrospectively on January 1, 2025, and has provided the required disclosures in the Corporation’s 2025 annual filing. For additional information relating to income tax disclosures, see Footnote 14.

Recently Issued Not Yet Effective Accounting Pronouncements:

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for financial statements that have not yet been issued. The Corporation will adopt ASU 2025-05 on January 1, 2026. The Corporation is assessing ASU 2025-05 and its effect on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non- PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation will early adopt ASU 2025-08 on January 1, 2026. The Corporation is assessing ASU 2025-08 and its effect on its consolidated financial statements and related disclosures.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

	December 31, 2025
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$84,310	$—	$84,310
Mortgage Backed Securities-residential	—	515,419	—	515,419
Mortgage Backed Securities-commercial	—	12,386	—	12,386
Collateralized mortgage obligations	—	158,098	—	158,098
State and municipal	—	357,718	—	357,718
Municipal taxable	—	18,745	—	18,745
Collateralized debt obligations	—	—	2,850	2,850
TOTAL	$—	$1,146,676	$2,850	$1,149,526
Derivative Assets		2,709
Derivative Liabilities		(2,709)

	December 31, 2024
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$78,982	$—	$78,982
Mortgage Backed Securities-residential	—	541,320	—	541,320
Mortgage Backed Securities-commercial	—	13,661	—	13,661
Collateralized mortgage obligations	—	163,026	—	163,026
State and municipal	—	359,523	805	360,328
Municipal taxable	—	35,777	—	35,777
Collateralized debt obligations	—	—	2,896	2,896
TOTAL	$—	$1,192,289	$3,701	$1,195,990
Derivative Assets		3,060
Derivative Liabilities		(3,060)

There were no transfers between Level 1 and Level 2 during 2025 and 2024.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2025 and 2024.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2025
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$805	$2,896	$3,701
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(46)	(46)
Transfers	—	—	—
Settlements	(805)	—	(805)
Ending balance, December 31	$—	$2,850	$2,850

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

There were no unrealized gains and losses recorded in earnings for the years ended December 31, 2025, 2024 or 2023.

Other real estate owned is valued at Level 3. Other real estate owned at December 31, 2025 with a value of $94 thousand was reduced by $9 thousand for fair value adjustment. At December 31, 2025, other real estate owned was comprised of zero from commercial loans and $94 thousand from residential loans. Other real estate owned at December 31, 2024 with a value of $523 thousand was reduced by zero for fair value adjustment. At December 31, 2024, other real estate owned was comprised of $433 thousand from commercial loans and $90 thousand from residential loans.

Fair value for collateral dependent loans is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 10% to 100% with an average discount of 66%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non-real estate collateral use much higher discounts than real estate collateral. Other real estate and collateral dependent loans carried at fair value are primarily comprised of smaller balance properties.

The following tables present quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2025 and 2024.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,850	Discounted cash flow	Discount rate	5.96%
Collateral dependent loans	$7,328	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
State and municipal obligations	$805	Discounted cash flow	Discount rate	4.24%-4.44%
Collateralized debt obligations	$2,896	Discounted cash flow	Discount rate	6.62%
Collateral dependent loans	3,099	Discounted cash flow	Discount rate for age of appraisal and market conditions	20.00%-100.00%

The carrying amounts and estimated fair values of financial instruments are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, accrued interest receivable and payable, demand deposits, short-term and certain other borrowings, and variable-rate loans or deposits that reprice frequently and fully. Security fair values are determined as previously described. It is not practicable to determine the fair value of restricted stock due to restrictions placed on their transferability. For fixed-rate loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Loan fair value estimates represent an exit price for 2025 and 2024. Fair values for collateral dependent loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

The carrying amount and estimated fair value of financial assets and liabilities are presented in the tables below and were determined based on the above assumptions:

	December 31, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$130,369	$38,587	$91,782	$—	$130,369
Federal funds sold	475	—	475	—	475
Securities available-for-sale	1,149,526	—	1,146,676	2,850	1,149,526
Restricted stock	18,536	n/a	n/a	n/a	n/a
Loans, net	4,007,308	—	—	3,949,043	3,949,043
Accrued interest receivable	27,762	—	6,482	21,280	27,762
Deposits	(4,551,111)	—	(4,554,207)	—	(4,554,207)
Short-term borrowings	(292,468)	—	(292,468)	—	(292,468)
Other borrowings	(188,208)	—	(188,208)	—	(188,208)
Accrued interest payable	(3,084)	—	(3,084)	—	(3,084)

	December 31, 2024
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$93,526	$35,889	$57,637	$—	$93,526
Federal funds sold	820	—	820	—	820
Securities available-for-sale	1,195,990	—	1,192,289	3,701	1,195,990
Restricted stock	17,555	n/a	n/a	n/a	n/a
Loans, net	3,790,409	—	—	3,717,843	3,717,843
Accrued interest receivable	26,934	—	6,543	20,391	26,934
Deposits	(4,718,914)	—	(4,723,356)	—	(4,723,356)
Short-term borrowings	(187,057)	—	(187,057)	—	(187,057)
Other borrowings	(28,120)	—	(29,693)	—	(29,693)
Accrued interest payable	(3,799)	—	(3,799)	—	(3,799)

3.RESTRICTIONS ON CASH AND DUE FROM BANKS:

Certain affiliate banks are required to maintain average reserve balances with the Federal Reserve Bank. The amount of those reserve balances was zero at December 31, 2025 and 2024.

4.SECURITIES:

The fair value of securities available-for-sale and related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	December 31, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$91,945	$114	$(7,749)	$84,310
Mortgage Backed Securities - residential	573,002	873	(58,456)	515,419
Mortgage Backed Securities - commercial	12,712	2	(328)	12,386
Collateralized mortgage obligations	179,638	82	(21,622)	158,098
State and municipal obligations	379,894	1,280	(23,456)	357,718
Municipal taxable	20,554	84	(1,893)	18,745
Collateralized debt obligations	—	2,850	—	2,850
TOTAL	$1,257,745	$5,285	$(113,504)	$1,149,526

	December 31, 2024
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$90,649	$3	$(11,670)	$78,982
Mortgage Backed Securities-residential	630,556	15	(89,251)	541,320
Mortgage Backed Securities-commercial	14,182	2	(523)	13,661
Collateralized mortgage obligations	190,552	29	(27,555)	163,026
State and municipal obligations	394,696	171	(34,539)	360,328
Municipal taxable	41,162	11	(5,396)	35,777
Collateralized debt obligations	—	2,896	—	2,896
TOTAL	$1,361,797	$3,127	$(168,934)	$1,195,990

As of December 31, 2025, the Corporation does not have any securities from any issuer, other than the U.S. Government, with an aggregate book or fair value that exceeds ten percent of shareholders’ equity.

Securities with a carrying value of approximately $903.3 million and $929.8 million at December 31, 2025 and 2024, respectively, were pledged as collateral for short-term borrowings and for other purposes.

Below is a summary of the gross gains and losses realized by the Corporation on investment sales and calls during the years ended December 31, 2025, 2024 and 2023, respectively.

(Dollar amounts in thousands)	2025	2024	2023
Proceeds	$81,279	$11,419	$330
Gross gains	25	133	1
Gross losses	(4,625)	(30)	(2)

Gains of $25 thousand and losses of $4.625 million in 2025 and gains of $133 thousand and losses of $30 thousand in 2024 and gains of $1 thousand and losses of $2 thousand in 2023 resulted from redemption premiums on called and sold securities. In 2025 the Corporation recorded $4.6 million of losses associated with an investment portfolio restructuring in which $80 million of securities were sold and reinvested at an approximately two percent higher yield.

Contractual maturities of debt securities at year-end 2025 were as follows. Securities not due at a single maturity or with no maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$9,074	$9,052
Due after one but within five years	35,097	34,690
Due after five but within ten years	122,422	121,005
Due after ten years	325,800	298,876
	492,393	463,623
Mortgage-backed securities and collateralized mortgage obligations	765,352	685,903
TOTAL	$1,257,745	$1,149,526

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2025 and 2024.

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,137	$(31)	$59,562	$(7,718)	$66,699	$(7,749)
Mortgage Backed Securities - Residential	11,961	(29)	427,877	(58,427)	439,838	(58,456)
Mortgage Backed Securities - Commercial	—	—	11,114	(328)	11,114	(328)
Collateralized mortgage obligations	4,381	(43)	135,393	(21,579)	139,774	(21,622)
State and municipal obligations	23,889	(86)	204,976	(23,370)	228,865	(23,456)
Municipal taxable	—	—	13,876	(1,893)	13,876	(1,893)
Total temporarily impaired securities	$47,368	$(189)	$852,798	$(113,315)	$900,166	$(113,504)

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$3,696	$(107)	$74,636	$(11,563)	$78,332	$(11,670)
Mortgage Backed Securities - Residential	51,996	(1,113)	481,270	(88,138)	533,266	(89,251)
Mortgage Backed Securities - Commercial	6,937	(161)	5,388	(362)	12,325	(523)
Collateralized mortgage obligations	85	—	158,244	(27,555)	158,329	(27,555)
State and municipal obligations	89,321	(953)	232,247	(33,586)	321,568	(34,539)
Municipal taxable	1,587	(20)	31,918	(5,376)	33,505	(5,396)
Total temporarily impaired securities	$153,622	$(2,354)	$983,703	$(166,580)	$1,137,325	$(168,934)

The Corporation held 627 investment securities with an amortized cost greater than fair value as of December 31, 2025. The unrealized losses on collateralized mortgage obligations, all mortgage-backed securities and state and municipal obligations represent negative adjustments to fair value relative to the rate of interest paid on the securities and not losses related to the creditworthiness of the issuer. Gross unrealized losses on investment securities were $113.5 million as of December 31, 2025 and $168.9 million as of December 31, 2024. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. Management believes the value will recover as the securities approach maturity or market rates change.

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

The table below presents a rollforward of the credit losses recognized in earnings for the years presented:

(Dollar amounts in thousands)	2025	2024	2023
Beginning balance	$2,974	$2,974	$2,974
Recoveries of amounts previously written off	—	—	—
Ending balance	$2,974	$2,974	$2,974

5. LOANS:

Loans are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2025	2024
Commercial	$2,375,344	$2,196,351
Residential	986,955	967,386
Consumer	688,135	668,058
Total gross loans	4,050,434	3,831,795
Deferred costs, net	4,869	5,346
Allowance for credit losses	(47,995)	(46,732)
TOTAL	$4,007,308	$3,790,409

The Corporation periodically sells residential mortgage loans it originates based on the overall loan demand of the Corporation and the outstanding balances in the residential mortgage portfolio. At December 31, 2025 and 2024, loans held for sale were $3.0 million and $2.7 million, respectively, and are included in the totals above.

In the normal course of business, the Corporation’s subsidiary bank makes loans to directors and executive officers and to their associates. In 2025, the aggregate dollar amount of these loans to directors and executive officers who held office amounted to $39.7 million at the beginning of the year. During 2025, advances of $31.7 million, and repayments of $34.0 million were made with respect to related party loans for an aggregate dollar amount outstanding of $37.4 million at December 31, 2025.

Loans serviced for others, which are not reported as assets, total $364.8 million and $411.8 million at year-end 2025 and 2024. Custodial escrow balances maintained in connection with serviced loans were $2.2 million and $1.9 million at year-end 2025 and 2024.

Activity for capitalized mortgage servicing rights (included in other assets) was as follows:

	December 31,
(Dollar amounts in thousands)	2025	2024	2023
Servicing rights:
Beginning of year	$782	$1,211	$1,767
Additions	—	—	—
Amortized to expense	(300)	(429)	(556)
End of year	$482	$782	$1,211

Third party valuations are conducted periodically for mortgage servicing rights. Based on these valuations, fair values were approximately $2.3 million and $2.7 million at year end 2025 and 2024. There was no valuation allowance in 2025 or 2024.

Fair value for 2025 was determined using a discount rate of 12.5%, prepayment speeds ranging from 92% to 262%, depending on the stratification of the specific right. Fair value at year end 2024 was determined using a discount rate of 12.5%, prepayment speeds ranging from 92% to 195%, depending on the stratification of the specific right. Mortgage servicing rights are amortized over 8 years, the expected life of the sold loans.

6.ACQUISITIONS:

On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), other than dissenting shares, each share of SimplyBank Common Stock issued and outstanding immediately prior to the Effective Time, was converted into the right to receive $718.38 per share in cash. The aggregate value of the transaction was approximately $73.4 million. Acquisition-related costs of $1.7 million were included in the Corporation’s income statement for the year ended December 31, 2024.

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

7. ALLOWANCE FOR CREDIT LOSSES:

The following table presents the activity of the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024 and 2023.

Allowance for Credit Losses:		December 31, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	2,294	(885)	6,822	(31)	8,200
Loans charged -off	(1,353)	(241)	(11,216)	—	(12,810)
Recoveries	901	276	4,696	—	5,873
Ending Balance	$18,805	$16,620	$12,348	$222	$47,995

Allowance for Credit Losses:		December 31, 2024
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$13,264	$14,327	$11,797	$379	$39,767
PCD ACL on acquired loans	3,006	—	—	0	3,006
Provision for credit losses	6,637	3,035	6,620	(126)	16,166
Loans charged -off	(7,890)	(343)	(11,056)	—	(19,289)
Recoveries	1,946	451	4,685	—	7,082
Ending Balance	$16,963	$17,470	$12,046	$253	$46,732

Allowance for Credit Losses:		December 31, 2023
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$12,949	$14,568	$12,104	$158	$39,779
Provision for credit losses	198	(317)	7,193	221	7,295
Loans charged off	(966)	(216)	(14,314)	—	(15,496)
Recoveries	1,083	292	6,814	—	8,189
Ending Balance	$13,264	$14,327	$11,797	$379	$39,767

The following tables present the recorded investment in nonperforming loans by class of loans.

	December 31, 2025
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$51	$6,058	$394
Farmland	—	—	—
Non Farm, Non Residential	—	15,365	13,126
Agriculture	—	1,218	—
All Other Commercial	—	195	143
Residential
First Liens	606	918	82
Home Equity	178	442	—
Junior Liens	232	81	—
Multifamily	47	517	205
All Other Residential	—	39	20
Consumer
Motor Vehicle	—	2,449	—
All Other Consumer	—	213	—
TOTAL	$1,114	$27,495	$13,970

	December 31, 2024
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$43	$2,092	$—
Farmland	—	1,047	806
Non Farm, Non Residential	—	1,733	897
Agriculture	—	644	623
All Other Commercial	—	1,181	1,116
Residential
First Liens	459	1,464	694
Home Equity	822	107	—
Junior Liens	243	85	27
Multifamily	321	291	225
All Other Residential	—	103	46
Consumer
Motor Vehicle	—	2,364	—
All Other Consumer	—	368	—
TOTAL	$1,888	$11,479	$4,434

The Corporation recognized $6.3 million of interest income on nonaccrual loans during the year ended December 31, 2025.

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

The following table presents the amortized cost of loans and leases at December 31, 2025 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$14	$104	$—	$135	0.06%
Junior Liens	—	—	15	—	—	52	0.09%
All Other Residential	—	—	—	—	—	74	0.26%
Consumer
Motor Vehicle	—	—	6	—	159	62	0.03%
TOTAL	$—	$—	$35	$104	$159	$323	0.02%

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

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	December 31, 2025

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Residential
First Liens	$104	$—	$—	$104
Consumer
Motor Vehicle	$47	$—	$—	$47
TOTAL	$151	$—	$—	$151

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2025.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	1.17%	77
Junior Liens	—	1.25%	99
All Other Residential	—	0.63%	180
Consumer
Motor Vehicle	89	1.21%	23
TOTAL	$89	1.09%	74

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended December 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Consumer
Motor Vehicle	$47	$—	$47	$—
TOTAL	$47	$—	$47	$—

Upon the Corporation’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents the amortized cost basis of collateral dependent loans by class of loans:

	December 31, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,644	$5,666
Farmland	48	—
Non Farm, Non Residential	17,572	—
Agriculture	—	829
All Other Commercial	143	—
Residential
First Liens	82	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	205	—
All Other Residential	20	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$21,714	$6,495

	December 31, 2024
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$1	$5,978
Farmland	996	—
Non Farm, Non Residential	4,111	—
Agriculture	—	623
All Other Commercial	1,116	—
Residential
First Liens	694	—
Home Equity	—	—
Junior Liens	27	—
Multifamily	225	—
All Other Residential	46	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$7,216	$6,601

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$883	$3,937	$1,640	$6,460	$642,454	$648,914
Farmland	320	—	—	320	128,663	128,983
Non Farm, Non Residential	1,060	1,772	85	2,917	910,280	913,197
Agriculture	63	71	343	477	141,341	141,818
All Other Commercial	17	—	175	192	556,861	557,053
Residential
First Liens	3,852	1,151	779	5,782	444,131	449,913
Home Equity	618	234	566	1,418	105,700	107,118
Junior Liens	403	126	266	795	71,989	72,784
Multifamily	187	265	68	520	331,317	331,837
All Other Residential	26	—	24	50	28,936	28,986
Consumer
Motor Vehicle	7,186	1,457	629	9,272	653,385	662,657
All Other Consumer	392	103	68	563	28,056	28,619
TOTAL	$15,007	$9,116	$4,643	$28,766	$4,043,113	$4,071,879

	December 31, 2024
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$746	$768	$208	$1,722	$571,244	$572,966
Farmland	598	—	806	1,404	131,582	132,986
Non Farm, Non Residential	1,619	—	—	1,619	811,252	812,871
Agriculture	—	—	642	642	148,647	149,289
All Other Commercial	1,297	152	—	1,449	540,948	542,397
Residential
First Liens	4,304	1,361	1,224	6,889	444,792	451,681
Home Equity	639	157	906	1,702	88,137	89,839
Junior Liens	356	101	290	747	64,154	64,901
Multifamily	529	74	345	948	318,763	319,711
All Other Residential	25	—	108	133	44,477	44,610
Consumer
Motor Vehicle	10,176	1,435	808	12,419	627,119	639,538
All Other Consumer	555	122	123	800	30,843	31,643
TOTAL	$20,844	$4,170	$5,460	$30,474	$3,821,958	$3,852,432

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$109,471	$69,074	$31,396	$89,638	$70,630	$99,985	$140,465	$610,659
	Special Mention	—	6,292	302	1,145	5,347	3,769	2,603	$19,458
	Substandard	—	11	32	504	1,511	6,737	4,203	$12,998
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,061	514	289	115	53	—	$3,627
	Subtotal	$111,066	$76,438	$32,244	$91,576	$77,603	$110,544	$147,271	$646,742

	Current period gross charge-offs	$81	$52	$-	$86	$56	$219	$-	$494

Farmland	Pass	$15,852	$9,054	$17,769	$14,137	$15,774	$49,862	$365	$122,813
	Special Mention	—	1,145	701	—	—	87	—	$1,933
	Substandard	—	—	478	—	—	626	—	$1,104
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	6	—	$6
	Subtotal	$15,852	$10,199	$18,948	$14,137	$15,774	$50,581	$365	$125,856

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$156,729	$157,955	$90,074	$153,861	$138,925	$170,080	$9,680	$877,304
	Special Mention	—	8,350	—	946	—	2,034	—	$11,330
	Substandard	—	—	—	1,924	15,699	3,382	—	$21,005
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	697	—	$697
	Subtotal	$156,729	$166,305	$90,074	$156,731	$154,624	$176,193	$9,680	$910,336

	Current period gross charge-offs	$-	$-	$-	$33	$-	$11	$-	$44

Agriculture	Pass	$13,315	$10,053	$6,034	$6,428	$3,040	$27,137	$56,978	$122,985
	Special Mention	385	84	—	914	141	999	4,298	$6,821
	Substandard	29	287	207	142	17	4,422	3,865	$8,969
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1	—	1	21	—	—	$23
	Subtotal	$13,729	$10,425	$6,241	$7,485	$3,219	$32,558	$65,141	$138,798

	Current period gross charge-offs	$-	$4	$-	$-	$-	$83	$-	$87

Other Commercial	Pass	$95,156	$87,870	$62,856	$90,093	$70,734	$136,922	$7,986	$551,617
	Special Mention	300	560	—	—	—	—	—	$860
	Substandard	—	—	—	—	541	213	—	$754
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	15	—	366	—	$381
	Subtotal	$95,456	$88,430	$62,856	$90,108	$71,275	$137,501	$7,986	$553,612

	Current period gross charge-offs	$728	$-	$-	$-	$-	$-	$-	$728

Residential
Multifamily >5 Residential	Pass	$30,157	$96,593	$55,938	$54,759	$34,709	$37,417	$544	$310,117
	Special Mention	—	—	—	12,075	—	6,319	—	$18,394
	Substandard	—	—	—	205	—	280	—	$485
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	420	953	—	$1,373
	Subtotal	$30,157	$96,593	$55,938	$67,039	$35,129	$44,969	$544	$330,369

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$420,680	$430,599	$264,067	$408,916	$333,812	$521,403	$216,018	$2,595,495
	Special Mention	685	16,431	1,003	15,080	5,488	13,208	6,901	$58,796
	Substandard	29	298	717	2,775	17,768	15,660	8,068	$45,315
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,062	514	305	556	2,075	—	$6,107
		$422,989	$448,390	$266,301	$427,076	$357,624	$552,346	$230,987	$2,705,713

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$92,372	$38,454	$104,695	$76,691	$35,180	$90,984	$85,448	$523,824
	Special Mention	354	137	870	9,953	2,931	1,052	1,078	$16,375
	Substandard	4,464	3,461	233	1,478	374	10,244	5,904	$26,158
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,041	924	735	353	153	75	—	$4,281
	Subtotal	$99,231	$42,976	$106,533	$88,475	$38,638	$102,355	$92,430	$570,638

	Current period gross charge-offs	$-	$-	$1,982	$4,716	$54	$96	$-	$6,848

Farmland	Pass	$12,676	$19,782	$15,526	$20,086	$7,565	$51,413	$494	$127,542
	Special Mention	—	—	—	—	—	817	—	$817
	Substandard	—	—	35	237	—	1,292	—	$1,564
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	11	—	$11
	Subtotal	$12,676	$19,782	$15,561	$20,323	$7,565	$53,533	$494	$129,934

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$145,512	$85,201	$162,233	$167,505	$40,094	$164,625	$19,286	$784,456
	Special Mention	—	107	411	12,976	—	—	—	$13,494
	Substandard	636	50	2,596	2,736	102	5,602	—	$11,722
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	658	62	—	$720
	Subtotal	$146,148	$85,358	$165,240	$183,217	$40,854	$170,289	$19,286	$810,392

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$12,492	$7,810	$9,281	$4,815	$4,824	$20,925	$81,991	$142,138
	Special Mention	—	—	84	—	5	1,353	1,750	$3,192
	Substandard	—	—	—	—	—	649	—	$649
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	12	—	27	23	13	—	—	$75
	Subtotal	$12,504	$7,810	$9,392	$4,838	$4,842	$22,927	$83,741	$146,054

	Current period gross charge-offs	$-	$-	$53	$-	$-	$-	$-	$53

Other Commercial	Pass	$61,991	$56,715	$99,257	$112,668	$93,030	$102,823	$10,435	$536,919
	Special Mention	—	—	—	—	—	758	—	$758
	Substandard	—	—	940	—	21	240	—	$1,201
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	26	—	9	420	—	$455
	Subtotal	$61,991	$56,715	$100,223	$112,668	$93,060	$104,241	$10,435	$539,333

	Current period gross charge-offs	$889	$100	$-	$-	$-	$-	$-	$989

Residential
Multifamily >5 Residential	Pass	$78,426	$65,289	$58,565	$42,191	$22,950	$26,018	$4,662	$298,101
	Special Mention	—	—	12,538	—	342	6,259	—	$19,139
	Substandard	—	—	225	—	—	24	—	$249
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	424	—	653	—	$1,077
	Subtotal	$78,426	$65,289	$71,328	$42,615	$23,292	$32,954	$4,662	$318,566

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$403,469	$273,251	$449,557	$423,956	$203,643	$456,788	$202,316	$2,412,980
	Special Mention	354	244	13,903	22,929	3,278	10,239	2,828	$53,775
	Substandard	5,100	3,511	4,029	4,451	497	18,051	5,904	$41,543
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	2,053	924	788	800	833	1,221	—	$6,619
		$410,976	$277,930	$468,277	$452,136	$208,251	$486,299	$211,048	$2,514,917

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

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$64,142	$61,775	$39,526	$74,359	$60,920	$144,310	$1,786	$446,818
	Non-performing	—	70	—	—	45	1,456	—	$1,571
	Subtotal	$64,142	$61,845	$39,526	$74,359	$60,965	$145,766	$1,786	$448,389

	Current period gross charge-offs	$-	$33	$31	$-	$-	$11	$-	$75

Home Equity	Performing	$338	$938	$793	$650	$259	$1,284	$101,907	$106,169
	Non-performing	—	—	—	33	17	175	393	$618
	Subtotal	$338	$938	$793	$683	$276	$1,459	$102,300	$106,787

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$10	$51

Junior Liens	Performing	$23,832	$13,403	$9,409	$9,145	$4,674	$9,676	$2,107	$72,246
	Non-performing	—	14	152	25	17	99	—	$307
	Subtotal	$23,832	$13,417	$9,561	$9,170	$4,691	$9,775	$2,107	$72,553

	Current period gross charge-offs	$-	$30	$-	$-	$-	$85	$-	$115

Other Residential	Performing	$7,829	$6,807	$3,843	$4,991	$3,573	$1,757	$—	$28,800
	Non-performing	—	—	—	—	49	8	—	$57
	Subtotal	$7,829	$6,807	$3,843	$4,991	$3,622	$1,765	$—	$28,857

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$279,286	$168,244	$113,956	$76,182	$14,119	$5,441	$9	$657,237
	Non-performing	222	519	500	866	194	128	—	$2,429
	Subtotal	$279,508	$168,763	$114,456	$77,048	$14,313	$5,569	$9	$659,666

	Current period gross charge-offs	$759	$2,380	$2,279	$4,075	$713	$249	$-	$10,455

Other Consumer	Performing	$4,776	$5,276	$2,726	$1,503	$1,137	$942	$11,842	$28,202
	Non-performing	2	67	67	19	35	12	65	$267
	Subtotal	$4,778	$5,343	$2,793	$1,522	$1,172	$954	$11,907	$28,469

	Current period gross charge-offs	$13	$246	$180	$53	$44	$24	$201	$761

Total	Performing	$380,203	$256,443	$170,253	$166,830	$84,682	$163,410	$117,651	$1,339,472
	Non-performing	224	670	719	943	357	1,878	458	$5,249
Total other loans		$380,427	$257,113	$170,972	$167,773	$85,039	$165,288	$118,109	$1,344,721

		December 31, 2024
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2024	2023	2022	2021	2020	Prior	Loans	Total
Residential
First Liens	Performing	$64,953	$47,930	$89,205	$69,090	$37,658	$136,805	$2,279	$447,920
	Non-performing	—	—	—	180	113	2,019	—	$2,312
	Subtotal	$64,953	$47,930	$89,205	$69,270	$37,771	$138,824	$2,279	$450,232

	Current period gross charge-offs	$-	$-	$-	$-	$-	$221	$-	$221

Home Equity	Performing	$966	$562	$1,017	$31	$143	$1,149	$84,723	$88,591
	Non-performing	—	—	41	—	38	108	720	$907
	Subtotal	$966	$562	$1,058	$31	$181	$1,257	$85,443	$89,498

	Current period gross charge-offs	$-	$-	$22	$-	$-	$28	$51	$101

Junior Liens	Performing	$16,989	$12,371	$12,590	$6,431	$5,200	$9,229	$1,578	$64,388
	Non-performing	—	39	41	38	60	146	—	$324
	Subtotal	$16,989	$12,410	$12,631	$6,469	$5,260	$9,375	$1,578	$64,712

	Current period gross charge-offs	$-	$15	$-	$-	$-	$-	$-	$15

Other Residential	Performing	$17,542	$13,123	$6,960	$4,392	$628	$1,559	$53	$44,257
	Non-performing	—	—	—	80	5	36	—	$121
	Subtotal	$17,542	$13,123	$6,960	$4,472	$633	$1,595	$53	$44,378

	Current period gross charge-offs	$-	$-	$-	$6	$-	$-	$-	$6

Consumer
Motor Vehicle	Performing	$247,368	$187,134	$139,251	$37,043	$20,130	$3,290	$11	$634,227
	Non-performing	144	346	1,112	398	286	59	—	$2,345
	Subtotal	$247,512	$187,480	$140,363	$37,441	$20,416	$3,349	$11	$636,572

	Current period gross charge-offs	$478	$2,692	$4,839	$1,751	$587	$97	$-	$10,444

Other Consumer	Performing	$11,580	$6,883	$3,270	$2,161	$1,094	$576	$5,501	$31,065
	Non-performing	32	92	155	75	24	3	40	$421
	Subtotal	$11,612	$6,975	$3,425	$2,236	$1,118	$579	$5,541	$31,486

	Current period gross charge-offs	$50	$197	$121	$22	$16	$24	$182	$612

Total	Performing	$359,398	$268,003	$252,293	$119,148	$64,853	$152,608	$94,145	$1,310,448
	Non-performing	176	477	1,349	771	526	2,371	760	$6,430
Total other loans		$359,574	$268,480	$253,642	$119,919	$65,379	$154,979	$94,905	$1,316,878

8.PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

	December 31,
(Dollar amounts in thousands)	2025	2024
Land	$20,449	$20,547
Building and leasehold improvements	77,577	77,248
Furniture and equipment	48,325	48,919
	146,351	146,714
Less accumulated depreciation	(67,769)	(65,206)
TOTAL	$78,582	$81,508

Aggregate depreciation expense was $6.9 million, $6.1 million and $5.4 million for 2025, 2024 and 2023, respectively.

The Company leases certain branch properties and equipment under operating leases. Rent expense was $1.5 million, $1.3 million, and $1.2 million for 2025, 2024, and 2023. Rent commitments, before considering renewal options that generally are present, were as follows:

2026	$1,292
2027	1,277
2028	1,178
2029	833
2030	729
Thereafter	4,046
$9,355

See Note 19 for additional discussion on leases.

9.GOODWILL AND INTANGIBLE ASSETS:

The Corporation completed its annual impairment testing of goodwill during the fourth quarter of 2025 and 2024. Management does not believe any amount of goodwill is impaired.

Goodwill was as follows at year-end:

	2025	2024	2023
Beginning of year	$100,026	$86,985	$86,985
Acquired goodwill	—	13,041	—
Measurement period adjustments	(1,797)	—	—
Impairment	—	—	—
End of year	$98,229	$100,026	$86,985

Goodwill related to the acquisition of SimplyBank was decreased by $1.8 million in 2025 due to adjustments to income tax assets related to the filing of the final SimplyBank tax return.

Intangible assets subject to amortization at December 31, 2025 and 2024 are as follows:

	2025		2024
	Gross	Accumulated	Gross	Accumulated
(Dollar amounts in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$41,646	$25,412	$21,858	$17,159
Acquired core deposit intangible	—	—	19,788	2,942
	$41,646	$25,412	$41,646	$20,101

Aggregate amortization expense was $5.3 million, $3.8 million and $1.1 million for 2025, 2024 and 2023, respectively.

Estimated amortization expense for the next five years is as follows:

In thousands
2026	$4,015
2027	2,995
2028	2,888
2029	2,471
2030	1,046

10.DEPOSITS:

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2025 and 2024 were $136.0 million and $145.0 million.

Scheduled maturities of time deposits for the next five years are as follows:

(dollar amounts in thousands)
2026	$660,813
2027	23,100
2028	9,205
2029	4,005
2030	2,573

Related party deposits from principal officers, directors and their affiliates at December 31, 2025 and 2024 were $26.7 million and $54.5 million, respectively.

11.SHORT-TERM BORROWINGS:

A summary of the carrying value of the Corporation’s short-term borrowings at December 31, 2025 and 2024 is presented below:

(Dollar amounts in thousands)	2025	2024
Federal Funds Purchased	$257,825	$154,250
Repurchase Agreements	34,643	32,807
	$292,468	$187,057

(Dollar amounts in thousands)	2025	2024
Average amount outstanding	$162,550	$97,112
Maximum amount outstanding at a month end	292,468	187,057
Average interest rate during year	4.00%	4.41%
Interest rate at year-end	3.39%	3.90%

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

December 31, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$27,514	$351	$3,978	$2,800	$34,643

December 31, 2024
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$24,380	$552	$5,150	$2,725	$32,807

12.OTHER BORROWINGS:

Other borrowings at December 31, 2025 and 2024 are summarized as follows:

(Dollar amounts in thousands)	2025	2024
FHLB advances	$175,708	$7,287
Notes payable	12,500	20,833
TOTAL	$188,208	$28,120

The aggregate minimum annual retirements of other borrowings are as follows:

2026	$175,000
2027	13,208
2028	—
2029	—
2030	—
Thereafter	—
$188,208

At December 31, 2025 and 2024, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly is permitted to obtain advances. There are $175.7 million of advances from the FHLB at December 31, 2025, and $7.3 million of advances at December 31, 2024, which accrue interest, payable monthly, at annual rates, primarily fixed, varying from 2.10% to 4.53% in 2025 and 0.68% to 5.54% during the year in 2024. FHLB advances are, generally, due in full at maturity. They are secured by eligible securities totaling $26.3 million at December 31, 2025, and $55.9 million at December 31, 2024, and a blanket pledge on real estate loan collateral. Based on this collateral and the Corporation’s holdings of FHLB stock, the Corporation is eligible to borrow up to $341.5 million at year end 2025. Certain advances may be prepaid, without penalty, prior to maturity. The FHLB can adjust the interest rate from fixed to variable on certain advances, but those advances may then be prepaid, without penalty. In addition the Corporation secured a note payable to a commercial bank in the second quarter 2024. The balance at December 31, 2025 is $12.5 million.

13.REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the years ended December 31, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

	Years Ended December 31,
(Dollar amounts in thousands)	2025	2024
Non-interest income
Service charges on deposits and debit card fee income	$31,388	$29,653
Trust and financial services	5,777	5,468
Interchange income	755	655
Net gains on sales of loans (a)	1,453	1,153
Loan servicing fees (a)	1,170	1,259
Net gains/(losses) on sales of securities (a)	(4,600)	103
Other service charges and fees (a)	1,097	999
Other (b)	4,932	3,482
Total non-interest income	$41,972	$42,772
(a)	Not within the scope of ASC 606.
(b)	The Other category includes gains/(losses) on the sale of OREO for the years ended December 31, 2025 and December 31, 2024, totaling $(113) thousand and $100 thousand, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

14.INCOME TAXES:

Income tax expense is summarized as follows:

(Dollar amounts in thousands)	2025	2024	2023
Federal:
Currently payable	$15,465	$11,028	$9,047
Deferred	513	(3,067)	263
	15,978	7,961	9,310
State:
Currently payable	3,255	2,131	2,302
Deferred	273	(213)	209
	3,528	1,918	2,511
TOTAL	$19,506	$9,879	$11,821

The Corporation has no foreign operations and therefore no foreign tax expense.

The reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes is summarized as follows:

(Dollar amounts in thousands)	2025		2024		2023

	Amount	Rate	Amount	Rate	Amount	Rate
Federal income taxes computed at the statutory rate	$20,730	21.0%	$12,002	21.0%	$15,223	21.0%

Effect of:
State tax, net of federal benefit (1)	2,787	2.8	1,515	2.6	1,984	2.7
Tax credits
Low Income Housing Tax Credits(2)	(871)	(0.9)	(542)	(0.9)	(1,720)	(2.4)
Nontaxable or nondeductible items
Tax Exempt Interest Income, net of TEFRA	(2,758)	(2.8)	(2,905)	(5.1)	(2,942)	(4.1)
Tax Exempt BOLI Income	(533)	(0.5)	(490)	(0.8)	(607)	(0.8)
Nondeductible compensation	733	0.7	293	0.5	193	0.3
Other	(141)	(0.1)	5	0.0	(18)	0.0
Other adjustments	(441)	(0.4)	1	0.0	(292)	(0.4)
Effective tax rate	$19,506	19.8%	$9,879	17.3%	$11,821	16.3%

(1) States and local jurisdictions that make up the majority (greater than 50 percent) of the tax effect in this category include Illinois and Indiana for 2025, 2024, and 2023.

(2) Includes tax credits, other tax benefits, and certain costs associated with LIHTC investments. The amortization related to LIHTC investments is recognized in income tax expense in 2025 and 2024 with the adoption of PAM on January 1, 2024, and net with credit on this table. In 2023, the amortization was recorded in other noninterest expense.

Income taxes were paid as follows:

(Dollar amounts in thousands)	2025	2024	2023

	Amount	Amount	Amount
Federal income taxes	$10,305	$8,830	$9,450
State and local(1)
Illinois	1,095	700	958
Indiana	770	975	442
Other	960	(25)	500
TOTAL	$13,130	$10,480	$11,350

(1) The amount of income taxes paid to a particular state or jurisdiction is disclosed only for those states and jurisdictions that meet the 5% disaggregation threshold in a given year. Taxes paid to states and jurisdictions that do not meet the 5% disaggregation threshold in a given year are included in Other.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

(Dollar amounts in thousands)	2025	2024
Deferred tax assets:
Other than temporary impairment	$742	$742
Net unrealized losses on retirement plans	1,108	1,493
Net unrealized loss on available for sale securities	24,861	38,000
Loan loss provisions	11,970	11,543
Unfunded commitments	730	530
Deferred compensation	1,239	1,863
Compensated absences	328	814
Post-retirement benefits	1,115	1,188
Lease liability	1,882	1,953
Other	3,923	4,147
GROSS DEFERRED ASSETS	47,898	62,273
Deferred tax liabilities:
Depreciation	(629)	(236)
Mortgage servicing rights	(120)	(204)
Pensions	(1,918)	(1,594)
Right-of-use asset	(1,842)	(1,927)
Intangibles	(5,892)	(6,246)
Purchase accounting	(333)	(189)
Other	(3,457)	(3,860)
GROSS DEFERRED LIABILITIES	(14,191)	(14,256)
NET DEFERRED TAX ASSETS	$33,707	$48,017

Unrecognized Tax Benefits — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollar amounts in thousands)	2025	2024	2023
Balance at January 1	$778	$826	$858
Additions based on tax positions related to the current year	166	126	74
Additions based on tax positions related to prior years	—	—	—
Reductions due to the statute of limitations	(298)	(174)	(106)
Balance at December 31	$646	$778	$826

Of this total, $646 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2025, 2024 and 2023 was an expense increase of $15 thousand, an increase of $8 thousand, and an increase of $18 thousand, respectively. The amount accrued for interest and penalties at December 31, 2025, 2024 and 2023 was $144 thousand, $129 thousand and $121 thousand, respectively.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Indiana, Illinois, Kentucky, Tennessee, Georgia, and other states. The Corporation is no longer subject to examination by taxing authorities for years before 2022.

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

Commitment and contingent liabilities are summarized as follows at December 31:

(Dollar amounts in thousands)	2025	2024
Home Equity	$104,668	$98,226
Commercial Operating Lines	683,933	611,036
Other Commitments	135,445	143,529
TOTAL	$924,046	$852,791
Commercial letters of credit	$14,844	$12,725

The majority of commercial operating lines and home equity lines are variable rate, while the majority of other commitments to fund loans are fixed rate. Fixed rate commitments had a range of interest rates from 5.75% to 9.00% in 2025. In 2024 this range of rates was from 6.25% to 9.75%. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items. The approximate duration of these commitments is generally one year or less.

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

First Financial Bank offers clients the ability on certain transactions to enter into interest rate swaps. Typically, these are pay fixed, receive floating swaps used in conjunction with commercial loans. These derivative contracts do not qualify for hedge accounting. The Bank hedges the exposure to these contracts by entering into offsetting contracts with substantially matching terms. The notional amount of these interest rate swaps was $115.7 million and $113.9 million at December 31, 2025 and 2024. The fair value of these contracts combined was zero, as gains offset losses. The gross losses associated with these interest rate swaps was $2.7 million and $3.1 million at December 31, 2025 and 2024. These balances are included in other assets and other liabilities.

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

Assets in the ESOP are considered in calculating the funding to the defined benefit plan required to provide such benefits. Any shortfall of benefits under the ESOP are to be provided by the defined benefit plan. The ESOP may provide benefits beyond those determined under the defined benefit plan. Contributions to the ESOP are determined by the Corporation’s Board of Directors. The Corporation made contributions to the defined benefit plan of $1.2 million, $3.4 million, and zero in 2025, 2024 and 2023. The Corporation contributed $1.66 million, $1.67 million and $1.52 million to the ESOP in 2025, 2024 and 2023. There were contributions of $1.5 million, $1.4 million and $1.3 million to the ESOP for employees no longer participating in the defined benefit plan in 2025, 2024 and 2023 respectively.

The Corporation uses a measurement date of December 31.

Net periodic benefit cost and other amounts recognized in other comprehensive income included the following components:

(Dollar amounts in thousands)	2025	2024	2023
Service cost - benefits earned	$431	$565	$628
Interest cost on projected benefit obligation	4,065	3,788	3,824
Expected return on plan assets	(4,374)	(4,205)	(3,879)
Net amortization and deferral	—	435	752
Net periodic pension cost	122	583	1,325
Net loss (gain) during the period	(3,696)	(6,063)	(1,761)
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	—	(435)	(752)
Total recognized in other comprehensive (income) loss	(3,696)	(6,498)	(2,513)
Total recognized net periodic pension cost and other comprehensive income	$(3,574)	$(5,915)	$(1,188)

The information below sets forth the change in projected benefit obligation, reconciliation of plan assets, and the funded status of the Corporation’s retirement program. Actuarial present value of benefits is based on service to date and present pay levels.

(Dollar amounts in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$80,391	$84,523
Service cost	431	565
Interest cost	4,065	3,788
Actuarial (gain) loss	5,276	(3,355)
Benefits paid	(6,331)	(5,130)
Benefit obligation at December 31	83,832	80,391
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	79,520	74,117
Actual return on plan assets	13,346	6,913
Employer contributions	1,421	3,620
Benefits paid	(6,331)	(5,130)
Fair value of plan assets at December 31	87,956	79,520
Funded status at December 31 (plan assets less benefit obligation)	$4,124	$(871)

Amounts recognized in accumulated other comprehensive income at December 31, 2025 and 2024 consist of:

(Dollar amounts in thousands)	2025	2024
Net loss (gain)	$1,762	$5,458
Prior service cost (credit)	—	—
	$1,762	$5,458

The accumulated benefit obligation for the defined benefit pension plan was $81.8 million and $78.0 million at year-end 2025 and 2024.

Principal assumptions used to determine pension benefit obligation at year end:	2025	2024
Discount rate	5.21%	5.54%
Rate of increase in compensation levels	3.00	3.00

Principal assumptions used to determine net periodic pension cost:	2025	2024
Discount rate	5.54%	4.83%
Rate of increase in compensation levels	3.00	3.00
Expected long-term rate of return on plan assets	6.00	6.00

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Management estimated the rate by which plan assets would perform based on historical experience as adjusted for changes in asset allocations and expectations for future return on equities as compared to past periods.

Plan Assets — The Corporation’s pension plan weighted-average asset allocation for the years 2025 and 2024 by asset category are as follows:

	Pension Plan	ESOP	Pension		ESOP
	Target	Target	Percentage of Plan		Percentage of Plan
	Allocation	Allocation	Assets at December 31,		Assets at December 31,
ASSET CATEGORY	2025	2025	2025	2024	2025	2024
Equity securities	25-75%	95-99%	64%	65%	99%	98%
Debt securities	0-50%	0-0%	31%	30%	—%	—%
Other	0-20%	0-5%	5%	5%	1%	2%
TOTAL			100%	100%	100%	100%

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

The fair value of the plan assets at December 31, 2025 and 2024, by asset category, is as follows:

		Fair Value Measurements at
		December 31, 2025 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$66,078	$66,078	$—	$—
Debt securities	11,456	—	11,456	—
Investment Funds	10,422	10,422	—	—
Total plan assets	$87,956	$76,500	$11,456	$—

		Fair Value Measurements at
		December 31, 2024 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Observable
		Identical Assets	Inputs	Inputs
(Dollar amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Plan assets
Equity securities	$57,590	$57,590	$—	$—
Debt securities	10,665	—	10,665	—
Investment Funds	11,265	11,265	—	—
Total plan assets	$79,520	$68,855	$10,665	$—

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

Equity securities in the defined benefit plan include First Financial Corporation common stock in the amount of $19.7 million (22 percent of total plan assets) and $16.5 million (21 percent of total plan assets) at December 31, 2025 and 2024, respectively. In addition the ESOP for non plan participants holds an estimated $13.6 million and $9.7 million of First Financial Corporation stock at December 31, 2025 and December 31, 2024 respectively. Other equity securities are predominantly stocks in large cap U.S. companies.

Contributions — The Corporation expects to contribute $1.6 million to its pension plan and $556 thousand to its ESOP in 2026.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

PENSION BENEFITS
(Dollar amounts in thousands)
2026	$5,036
2027	5,178
2028	5,316
2029	5,404
2030	5,476
2031-2035	27,601

Supplemental Executive Retirement Plan — The Corporation has established a Supplemental Executive Retirement Plan (SERP) for certain executive officers. The provisions of the SERP allow the Plan’s participants who are also participants in the Corporation’s defined benefit pension plan to receive supplemental retirement benefits to help recompense for benefits lost due to the imposition of IRS limitations on benefits under the Corporation’s tax qualified defined benefit pension plan. Expenses related to the plan were $760 thousand in 2025 and $481 thousand in 2024 and $517 thousand in 2023. The plan is unfunded and has a measurement date of December 31. The amounts recognized in other comprehensive income in the current year are as follows:

(Dollar amounts in thousands)	2025	2024	2023
Net loss (gain) during the period	$1,747	$781	$(144)
Amortization of prior service cost	—	—	—
Amortization of unrecognized (gain) loss	(171)	(37)	(84)
Total recognized in other comprehensive (income) loss	$1,576	$744	$(228)

The Corporation has $10.8 million and $9.0 million recognized in the balance sheet as a liability at December 31, 2025 and 2024. Amounts in accumulated other comprehensive income consist of $3.2 million net loss at December 31, 2025 and $1.7 million net loss at December 31, 2024.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts on thousands)
2026	$539
2027	636
2028	635
2029	634
2030	633
2031-2035	4,804

Post-retirement medical benefits — The Corporation also provides medical benefits to certain employees subsequent to their retirement. The Corporation uses a measurement date of December 31. Accrued post-retirement benefits as of December 31, 2025 and 2024 are as follows:

	December 31,
(Dollar amounts in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$2,661	$3,190
Service cost	20	16
Interest cost	157	137
Plan participants' contributions	108	94
Actuarial (gain)	386	(471)
Benefits paid	(330)	(305)
Benefit obligation at December 31	$3,002	$2,661
Funded status at December 31	$3,002	$2,661

Amounts recognized in accumulated other comprehensive income consist of a net gain of $417 thousand at December 31, 2025 and $851 thousand net gain at December 31, 2024. The post-retirement benefits paid in 2025 and 2024 of $330 thousand and $305 thousand, respectively, were fully funded by company and participant contributions.

There is no estimated transition obligation for the post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Weighted average assumptions at December 31:

	December 31,
	2025	2024
Discount rate	5.10%	5.54%
Initial weighted health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the rate is assumed to stabilize and remain unchanged	2026	2025

Post-retirement health benefit expense included the following components:

	Years Ended December 31,
(Dollar amounts in thousands)	2025	2024	2023
Service cost	$20	$16	$21
Interest cost	157	137	153
Amortization of net actuarial loss (gain)	(48)	(79)	(53)
Net periodic benefit cost	129	74	121
Net loss (gain) during the period	386	(471)	34
Amortization of prior service cost	48	79	53
Total recognized in other comprehensive income (loss)	434	(392)	87
Total recognized net periodic benefit cost and other comprehensive income	$563	$(318)	$208

Contributions — The Corporation expects to contribute $244 thousand to its other post-retirement benefit plan in 2026.

Estimated Future Payments — The following benefit payments, which reflect expected future service, are expected:

(Dollar amounts in thousands)
2026	$244
2027	239
2028	237
2029	234
2030	232
2031-2035	1,114

17.STOCK BASED COMPENSATION:

On February 5, 2011, the Corporation’s Board of Directors adopted and approved the First Financial Corporation 2011 Omnibus Equity Incentive Plan (the “2011 Stock Incentive Plan”) effective upon the approval of the Plan by the Corporation’s shareholders, which occurred on April 20, 2011 at the Corporation’s annual meeting of shareholders. The 2011 Stock Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and incentive awards. An aggregate of 700,000 shares of common stock were reserved for issuance under the 2011 Stock Incentive Plan. A total of 320,763 shares of restricted common stock of the Corporation were granted under the 2011 Stock Incentive Plan. On April 21, 2021 at the Corporation’s annual meeting of shareholders, the shareholders approved the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan (“2011 Amended Plan”). An aggregate of 400,000 shares of common stock are reserved for issuance under the 2011 Amended Plan. Shares issuable under the 2011 Amended Plan may be authorized and unissued shares of common stock or treasury shares.

During the first quarter of 2025 and 2024, the Compensation Committee of the Board of Directors of the Company granted restricted stock awards to certain executive officers pursuant to the Corporation’s annual performance-based stock incentive bonus plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The value of the awards was determined by dividing the award amount by the median price of a share of Company common stock on the grant dates. The restricted stock awards vest as follows — 33% on the first anniversary, 33% on the second anniversary and the remaining 34% on the third anniversary of the earned date. The Corporation has the right to retain shares to satisfy any withholding tax obligation. A total of 25,134 shares and 27,803 shares of restricted common stock of the Corporation were granted under the 2011 Amended Plan in 2025 and 2024, respectively. A total of 284,997 remain to be granted under this plan.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and have a vesting period of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue. Compensation related to the plan was $931 thousand, $1.3 million, and $895 thousand in 2025, 2024 and 2023, respectively.

		2025		2024
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
(shares in thousands)	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested balance at January 1,	10,629	39.63	21,047	45.15
Granted during the year	25,134	48.95	27,803	37.45
Vested during the year	(20,143)	46.20	(32,432)	41.13
Forfeited during the year	—	—	(5,789)	40.85
Nonvested balance at December 31,	15,620	46.15	10,629	39.63

As of December 31, 2025 and 2024, there was $432 thousand and $421 thousand, respectively of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of the shares vested during the years ended December 31, 2025 and 2024 was $1.2 million and $1.5 million, respectively.

18. OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes, net of tax within each classification of accumulated other comprehensive income for the years ended December 31, 2025 and 2024.

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	40,999	1,144	42,143
Amounts reclassified from accumulated other comprehensive income	3,450	11	3,461
Net current period other comprehensive income (loss)	44,449	1,155	45,604
Ending balance, December 31,	$(83,358)	$(3,323)	$(86,681)

	Unrealized
	gains and
	(Losses) on available-	2024
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(118,000)	$(9,087)	$(127,087)
Change in other comprehensive income (loss) before reclassification	(9,730)	4,315	(5,415)
Amounts reclassified from accumulated other comprehensive income	(77)	294	217
Net current period other comprehensive income (loss)	(9,807)	4,609	(5,198)
Ending balance, December 31,	$(127,807)	$(4,478)	$(132,285)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	12/31/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$44,483	$(85,496)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	(34)	2,138
Total unrealized gain (loss) on securities available-for-sale	$(127,807)	$44,449	$(83,358)
Unrealized gain (loss) on retirement plans	(4,478)	1,155	(3,323)
TOTAL	$(132,285)	$45,604	$(86,681)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2024	Change	12/31/2024
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(120,252)	$(9,727)	$(129,979)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,252	(80)	2,172
Total unrealized income (loss) on securities available-for-sale	$(118,000)	$(9,807)	$(127,807)
Unrealized gain (loss) on retirement plans	(9,087)	4,609	(4,478)
TOTAL	$(127,087)	$(5,198)	$(132,285)

	Year Ended December 31, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(4,600)		Net securities gains (losses)
on available-for-sale	1,150		Income tax expense
securities	$(3,450)		Net of tax

Amortization of	$(15)	(a)	Salary and benefits
retirement plan items	4		Income tax expense
	$(11)		Net of tax
Total reclassifications for the period	$(3,461)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Year Ended December 31, 2024
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$103		Net securities gains (losses)
on available-for-sale	(26)		Income tax expense
securities	$77		Net of tax

Amortization of	$(392)	(a)	Salary and benefits
retirement plan items	98		Income tax expense
	$(294)		Net of tax
Total reclassifications for the period	$(217)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

	Balance at December 31, 2023
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(1)		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$(1)		Net of tax

Amortization of	$(752)	(a)
retirement plan items	188		Income tax expense
	$(564)		Net of tax
Total reclassifications for the period	$(565)		Net of tax
(a)	Included in the computation of net periodic benefit cost which is included in salaries and benefits. (see Footnote 16 for additional details).

19.LEASES:

The Corporation leases certain branches under operating leases. At December 31, 2025, the Corporation had lease liabilities totaling $7,547,000 and right-of-use assets totaling $7,386,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2024, the weighted average remaining lease term for operating leases was 10.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.32%.

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

Lease costs were as follows:

	Year Ended	Year Ended
(Dollar amounts in thousands)	December 31, 2025	December 31, 2024
Operating lease cost	$1,421	$1,190
Short-term lease cost	44	115
Variable lease cost	5	19
Total lease cost	$1,470	$1,324

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	1,265	1,098
Right-of-use assets obtained in exchange for new operating lease liabilities	713	3,262

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 were as follows:

(Dollar amounts in thousands)	December 31, 2025
Twelve Months Ended December 31,
2026	$1,292
2027	1,277
2028	1,178
2029	833
2030	729
Thereafter	4,046
Total Future Minimum Lease Payments	9,355
Amounts Representing Interest	(1,808)
Present Value of Net Future Minimum Lease Payments	$7,547

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

Further, the Corporation’s primary source of funds to pay dividends to shareholders is dividends from its subsidiary bank and compliance with these capital requirements can affect the ability of the Corporation and its banking affiliate to pay dividends. At December 31, 2025, $35.7 million of undistributed earnings of the subsidiary bank, included in consolidated retained earnings, were available for distribution to the Corporation with regulatory approval. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes, as of December 31, 2025 and 2024, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2025, the most recent notification from the respective regulatory agencies categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Common equity tier I capital, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The following table presents the actual and required capital amounts and related ratios for the Corporation and First Financial Bank, N.A., at year-end 2025 and 2024.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital
Corporation – 2025	$671,082	14.22%	$495,387	10.500%	N/A	N/A
Corporation – 2024	606,487	13.46%	$472,950	10.500%	N/A	N/A
First Financial Bank – 2025	662,603	14.14%	492,180	10.500%	468,743	10.00%
First Financial Bank – 2024	615,765	13.81%	468,183	10.500%	445,889	10.00%
Common equity tier I capital
Corporation – 2025	$623,087	13.21%	$330,258	7.000%	N/A	N/A
Corporation – 2024	559,755	12.43%	$315,300	7.000%	N/A	N/A
First Financial Bank – 2025	614,609	13.11%	328,120	7.000%	304,683	6.50%
First Financial Bank – 2024	569,033	12.76%	312,122	7.000%	289,828	6.50%
Tier I risk-based capital
Corporation – 2025	$623,087	13.21%	$401,028	8.500%	N/A	N/A
Corporation – 2024	559,755	12.43%	$382,864	8.500%	N/A	N/A
First Financial Bank – 2025	614,609	13.11%	398,431	8.500%	374,994	8.00%
First Financial Bank – 2024	569,033	12.76%	379,005	8.500%	356,711	8.00%
Tier I leverage capital
Corporation – 2025	$623,087	11.25%	$221,613	4.00%	N/A	N/A
Corporation – 2024	559,755	10.38%	$215,779	4.00%	N/A	N/A
First Financial Bank – 2025	614,609	10.82%	227,286	4.00%	284,107	5.00%
First Financial Bank – 2024	569,033	10.26%	221,899	4.00%	277,374	5.00%

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

21.PARENT COMPANY CONDENSED FINANCIAL STATEMENTS:

The parent company’s condensed balance sheets as of December 31, 2025 and 2024, and the related condensed statements of income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2025, are as follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollar amounts in thousands)	2025	2024
ASSETS
Cash deposits in affiliated banks	$20,470	$4,291
Investments in subsidiaries	640,560	556,489
Land and headquarters building, net	8,214	8,518
Other	24,152	44,553
Total Assets	$693,396	$613,851
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Notes payable	12,500	20,833
Dividends payable	6,650	6,032
Other liabilities	23,377	37,945
TOTAL LIABILITIES	42,527	64,810
Shareholders' Equity	650,869	549,041
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$693,396	$613,851

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollar amounts in thousands)	2025	2024	2023
Dividends from subsidiaries	$43,383	$45,166	$2,818
Securities interest income	1	52	7
Other income	1,494	1,497	1,476
Interest on borrowings	(1,230)	(821)	—
Other operating expenses	(4,022)	(4,804)	(3,719)
Income before income taxes and equity in undistributed earnings of subsidiaries	39,626	41,090	582
Income tax benefit	1,115	1,101	684
Income before equity in undistributed earnings of subsidiaries	40,741	42,191	1,266
Equity in undistributed earnings of subsidiaries	38,467	5,084	59,406
Net income	$79,208	$47,275	$60,672

Comprehensive income (loss)	$124,812	$42,077	$73,559

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollar amounts in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79,208	$47,275	$60,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	308	307
Equity in undistributed earnings	(38,467)	(5,084)	(59,406)
Contribution of shares to ESOP	1,661	1,665	1,518
Restricted stock compensation	931	1,334	895
Increase (decrease) in other liabilities	(14,568)	1,242	(3,590)
(Increase) decrease in other assets	20,401	(7,568)	5,136
NET CASH FROM OPERATING ACTIVITIES	49,475	39,172	5,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available-for-sale acquired from dissolution of FFBRM	—	—	(1,407)
Maturities of available for sale securities	—	1,407	—
(Increase) decrease in premises and equipment	(5)	(4)	(13)
Cash received (disbursed) from acquisitions	—	(73,400)	—
NET CASH FROM INVESTING ACTIVITIES	(5)	(71,997)	(1,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	25,000	—
Principal payments on borrowings	(8,333)	(4,167)	—
Purchase of treasury stock	(795)	(376)	(11,514)
Dividends paid	(24,163)	(21,248)	(15,383)
NET CASH FROM FINANCING ACTIVITES	(33,291)	(791)	(26,897)
NET (DECREASE) INCREASE IN CASH	16,179	(33,616)	(22,785)
CASH, BEGINNING OF YEAR	4,291	37,907	60,692
CASH, END OF YEAR	$20,470	$4,291	$37,907
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,230	$821	$—
Income taxes	$13,130	$10,480	$11,350

22.SUBSEQUENT EVENTS (UNAUDITED):

On March 1, 2026, First Financial Corporation, an Indiana corporation ("First Financial"), and First Financial Bank, N.A. (“First Financial Bank”), a wholly owned subsidiary of First Financial completed their previously announced acquisition of CedarStone Financial, Inc., a Tennessee corporation (“CedarStone”) and CedarStone Bank, a wholly owned subsidiary of CedarStone (“CedarStone Bank”), pursuant to the Agreement and Plan of Reorganization by and among First Financial, First Financial Bank, CedarStone, and CedarStone Bank, dated as of November 6, 2025 (the "Merger Agreement"). On the terms and subject to the conditions set forth in the Merger Agreement, CedarStone merged into First Financial, with First Financial as the surviving entity, and CedarStone Bank merged into First Financial Bank, with First Financial Bank as the surviving entity (the “Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, First Financial paid $19.12 per share in cash for each share of CedarStone’s common stock outstanding. The aggregate value of the transaction was approximately $25.0 million.

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

Changes in Internal Controls Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 10 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2025 fiscal year, which Proxy Statement will contain such information. The information required by Item 10 is incorporated herein by reference to such Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 11 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2025 fiscal year, which Proxy Statement will contain such information. The information required by Item 11 is incorporated herein by reference to such Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with the provisions of General Instruction G to Form 10-K, certain information required for disclosure under Item 12 (relating to Item 403 of Regulation S-K) is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2025 fiscal year, which Proxy Statement will contain such information. Such information required by Item 12 is incorporated herein by reference to such Proxy Statement.

Following is the information required by Item 12 relating to Item 201 (d) of Regulation S-K.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025 with respect to the Corporation’s equity compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be
	issued upon exercise of	Weighted average exercise price
	outstanding options, warrants	of outstanding options, warrants	Number of securities
Plan Category	and rights	and rights	remaining (1)
Equity compensation plans approved by security holders (2)	—	—	284,997
Equity compensation plans not approved by security holders (3)	—	—	—
Total	—	—	284,997
(1)	Available for future issuance under equity compensation plans (excluding securities reflected in the first column).
(2)	Includes the First Financial Corporation Amended and Restated 2011 Omnibus Equity Incentive Plan.
(3)	The Corporation has no equity compensation plan that has not been authorized by its stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 13 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2025 fiscal year, which Proxy Statement will contain such information. The information required by Item 13 is incorporated herein by reference to such Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the provisions of General Instruction G to Form 10-K, the information required for disclosure under Item 14 is not set forth herein because the Corporation intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days following the end of its 2025 fiscal year, which Proxy Statement will contain such information. The information required by Item 14 is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  The following consolidated financial statements of the Registrant and its subsidiaries are filed as part of this   document under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets—December 31, 2025 and 2024

Consolidated Statements of Income and Comprehensive Income—Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows—Years ended December 31, 2025, 2024, and 2023

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

10.12*	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.12 to the Corporations 10-Q for the quarter ended March 31, 2012 filed May 10, 2012.
10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2025, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 3, 2025.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2025, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 3, 2025.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2025, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed June 3, 2025.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2025, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed June 3, 2025.
19.1	First Financial Corporation Insider Trading Policy
21	Subsidiaries
31.1	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
97.1	Clawback policy
101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2025, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements**

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

First Financial Corporation

Date:	March 4, 2026	/s/ Rodger A. McHargue
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	DATE

/s/ Rodger A. McHargue	March 4, 2026
Rodger A. McHargue, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Blade	March 4, 2026
Mark Blade, Director

/s/ W. Curtis Brighton	March 4, 2026
W. Curtis Brighton, Director

/s/ Michael A. Carty	March 4, 2026
Michael A. Carty, Director

/s/ Thomas T. Dinkel	March 4, 2026
Thomas T. Dinkel, Director

/s/ Gregory L. Gibson	March 4, 2026
Gregory L. Gibson, Director

/s/ Susan M. Jensen	March 4, 2026
Susan M. Jensen, Director

/s/ William R. Krieble	March 4, 2026
William R. Krieble, Director

/s/ Norman D. Lowery	March 4, 2026
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

/s/ Norman L. Lowery	March 4, 2026
Norman L. Lowery, Chairman, Director

/s/ Tina J. Maher	March 4, 2026
Tina J. Maher, Director

/s/ Thomas C. Martin	March 4, 2026
Thomas C. Martin, Director

/s/ James O. McDonald	March 4, 2026
James O. McDonald, Director

/s/ Paul J. Pierson II	March 4, 2026
Paul J. Pierson II, Director

/s/ Ronald K. Rich	March 4, 2026
Ronald K. Rich, Director

/s/ Richard J. Shagley	March 4, 2026
Richard J. Shagley, Director

/s/ William J. Voges	March 4, 2026
William J. Voges, Director

EXHIBIT INDEX

Exhibit Number	Description

21	Subsidiaries

31.1	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) for Annual Report of Form 10-K by Principal Financial Officer

32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Executive Officer

32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350 of Principal Financial Officer

101.

The following material from First Financial Corporation’s Form 10-K Report for the annual period ended December 31, 2025, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.*

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Furnished, not filed, for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.