Form 10-Q
period 2026-03-31
FIRST FINANCIAL CORP /IN/
filed 2026-05-06
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☑.

As of May 1, 2026, the registrant had outstanding 11,891,896 shares of common stock, without par value.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2026	2025

ASSETS
Cash and due from banks	$96,887	$130,369
Federal funds sold	—	475
Securities available-for-sale	1,170,768	1,149,526
Loans:
Commercial	2,410,989	2,375,344
Residential	1,301,666	986,955
Consumer	703,322	688,135
	4,415,977	4,050,434
(Less) plus:
Net deferred loan (fees)/costs	7,944	4,869
Allowance for credit losses	(52,338)	(47,995)
	4,371,583	4,007,308
Restricted stock	18,553	18,536
Accrued interest receivable	27,881	27,762
Premises and equipment, net	88,692	78,582
Bank-owned life insurance	136,453	131,286
Goodwill	98,229	98,229
Other intangible assets	20,400	16,234
Other real estate owned	184	94
Other assets	98,959	97,725
TOTAL ASSETS	$6,128,589	$5,756,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$1,139,666	$916,473
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	135,035	135,605
Other interest-bearing deposits	3,567,685	3,499,033
	4,842,386	4,551,111
Short-term borrowings	349,781	292,468
Other borrowings	208,756	188,208
Other liabilities	72,378	73,470
TOTAL LIABILITIES	5,473,301	5,105,257
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,206,804 in 2026 and 16,190,157 in 2025; Outstanding shares - 11,891,896 in 2026 and 11,880,759 in 2025	2,021	2,021
Additional paid-in capital	147,643	147,442
Retained earnings	754,938	741,793
Accumulated other comprehensive loss	(95,276)	(86,681)
Less: Treasury shares at cost - 4,314,908 in 2026 and 4,309,398 in 2025	(154,038)	(153,706)
TOTAL SHAREHOLDERS’ EQUITY	655,288	650,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,128,589	$5,756,126

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$67,521	$63,612
Securities:
Taxable	6,536	6,002
Tax-exempt	2,864	2,604
Other	1,025	814
TOTAL INTEREST INCOME	77,946	73,032
INTEREST EXPENSE:
Deposits	16,629	18,199
Short-term borrowings	2,352	1,693
Other borrowings	2,032	1,165
TOTAL INTEREST EXPENSE	21,013	21,057
NET INTEREST INCOME	56,933	51,975
Provision for credit losses	2,550	1,950
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	54,383	50,025
NON-INTEREST INCOME:
Trust and financial services	1,491	1,393
Service charges and fees on deposit accounts	7,382	7,585
Other service charges and fees	374	316
Securities gains (losses), net	—	—
Interchange income	186	214
Loan servicing fees	326	165
Gain on sales of mortgage loans	294	225
Other	1,164	613
TOTAL NON-INTEREST INCOME	11,217	10,511
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,361	19,248
Occupancy expense	2,958	2,676
Equipment expense	5,340	4,505
FDIC Expense	690	750
Other	10,530	9,580
TOTAL NON-INTEREST EXPENSE	40,879	36,759
INCOME BEFORE INCOME TAXES	24,721	23,777
Provision for income taxes	4,917	5,371
NET INCOME	19,804	18,406
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(8,674)	11,100
Change in funded status of post retirement benefits, net of taxes	79	3
COMPREHENSIVE INCOME	$11,209	$29,509
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.67	$1.55
Weighted average number of shares outstanding (in thousands)	11,885	11,842

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

March 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2025	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041
Net income	—	—	18,406	—	—	18,406
Other comprehensive income	—	—	—	11,103	—	11,103
Omnibus Equity Incentive Plan	1	232	—	—	—	233
Treasury shares purchased (17,028 shares)	—	—	—	—	(795)	(795)
Cash dividends, $.51 per share	—	—	(6,043)	—	—	(6,043)
Balance, March 31, 2025	$2,019	$146,159	$699,729	$(121,182)	$(154,780)	$571,945

Balance, January 1, 2026	$2,021	$147,442	$741,793	$(86,681)	$(153,706)	$650,869
Net income	—	—	19,804	—	—	19,804
Other comprehensive income	—	—	—	(8,595)	—	(8,595)
Omnibus Equity Incentive Plan	—	201	—	—	—	201
Treasury shares purchased (5,510 shares)	—	—	—	—	(332)	(332)
Cash dividends, $.56 per share	—	—	(6,659)	—	—	(6,659)
Balance, March 31, 2026	$2,021	$147,643	$754,938	$(95,276)	$(154,038)	$655,288

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,804	$18,406
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	790	1,050
Provision for credit losses	2,550	1,950
Depreciation and amortization	2,833	3,257
Bargain purchase gain	(716)	—
Restricted stock compensation	201	233
Gain on sale of mortgage loans	(294)	(225)
(Gain)/loss on sale of other real estate	—	(2)
Other, net	(2,548)	(3,612)
NET CASH FROM OPERATING ACTIVITIES	22,620	21,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	47,691	—
Calls, maturities and principal reductions on securities available-for-sale	34,149	26,968
Purchases of securities available-for-sale	(61,532)	—
Loans made to customers, net of repayment	(79,792)	(16,795)
Net change in federal funds sold	475	393
Redemption of restricted stock	1,220	48
Purchase of restricted stock	(22)	(21)
Cash received (disbursed) from acquisitions, net	(11,779)	—
Proceeds from sales of other real estate owned	—	2
Additions to premises and equipment	(687)	(566)
NET CASH FROM INVESTING ACTIVITIES	(70,277)	10,029
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(22,246)	(78,863)
Net change in short-term borrowings	51,827	(49,448)
Dividends paid	(6,650)	(6,032)
Purchase of treasury shares	(332)	(795)
Proceeds from other borrowings	1,200,000	350,000
Maturities of other borrowings	(1,208,424)	(253,263)
NET CASH FROM FINANCING ACTIVITIES	14,175	(38,401)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,482)	(7,315)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	130,369	93,526
CASH AND DUE FROM BANKS, END OF PERIOD	$96,887	$86,211

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2026 and 2025 consolidated financial statements are unaudited. The December 31, 2025 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2025 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2025.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34% respectively. For the three months ended 2026 and 2025, 16,647 and 25,134 shares were awarded, respectively. These shares had a grant date value of $1.1 million and $1.2 million for 2026 and 2025, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

On March 1, 2026, the Corporation completed its acquisition of CedarStone Financial, Inc. Therefore, the results of CedarStone have been included in the results of operations beginning on March 1, 2026. On July 1, 2024, the Corporation completed its acquisition of SimplyBank. Therefore, the results of SimplyBank have been included in the results of operations beginning on July 1, 2024. See footnote 12, Acquisitions, for more information.

On July 4, 2025, President Trump signed into law the legislation formally titled, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” and commonly referred to as the One Big Beautiful Bill (“the Act”). The Corporation evaluated and applied the income tax implications of the Act. The Corporation’s financial statements were not materially impacted by the Act.

2.    New accounting standards

Accounting Pronouncements Adopted:

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-202 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for financial statements that have not yet been issued. The Corporation adopted ASU 2025-05 on January 1, 2026. The Corporation assessed ASU 2025-05 and applied the standard to the consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non- PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation early adopted ASU 2025-08 on January 1, 2026. The Corporation applied the standard to the acquisition of CedarStone Financial Inc., which supported the impact to the allowance for credit loss, but limited the impact to the provision for balances on March 1, 2026.

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended March 31.

Allowance for Credit Losses:		March 31, 2026
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,805	$16,620	$12,348	$222	$47,995
Initial allowance on acquired loans	502	2,722	96	—	3,320
Provision for credit losses	477	174	1,992	(93)	2,550
Loans charged-off	(174)	(65)	(2,706)	—	(2,945)
Recoveries	140	87	1,191	—	1,418
Ending Balance	$19,750	$19,538	$12,921	$129	$52,338

Allowance for Credit Losses:		March 31, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	775	(540)	1,959	(244)	1,950
Loans charged-off	(490)	(108)	(2,643)	—	(3,241)
Recoveries	277	143	974	—	1,394
Ending Balance	$17,525	$16,965	$12,336	$9	$46,835

The tables below present the recorded investment in non-performing loans by class of loans.

	March 31, 2026
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$127	$5,684	$—
Farmland	—	—	—
Non Farm, Non Residential	—	16,699	13,376
Agriculture	318	1,337	—
All Other Commercial	—	191	143
Residential
First Liens	104	984	—
Home Equity	138	465	—
Junior Liens	263	180	—
Multifamily	—	508	453
All Other Residential	—	—	—
Consumer
Motor Vehicle	22	2,428	—
All Other Consumer	—	183	—
TOTAL	$972	$28,659	$13,972

	December 31, 2025
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$51	$6,058	$394
Farmland	—	—	—
Non Farm, Non Residential	—	15,365	13,126
Agriculture	—	1,218	—
All Other Commercial	—	195	143
Residential
First Liens	606	918	82
Home Equity	178	442	—
Junior Liens	232	81	—
Multifamily	47	517	205
All Other Residential	—	39	20
Consumer
Motor Vehicle	—	2,449	—
All Other Consumer	—	213	—
TOTAL	$1,114	$27,495	$13,970

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	March 31, 2026
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,527	$5,965
Farmland	48	—
Non Farm, Non Residential	17,866	—
Agriculture	—	1,334
All Other Commercial	143	—
Residential
First Liens	2,963	—
Home Equity	255	—
Junior Liens	402	—
Multifamily	453	—
All Other Residential	16	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$25,673	$7,299

	December 31, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,644	$5,666
Farmland	48	—
Non Farm, Non Residential	17,572	—
Agriculture	—	829
All Other Commercial	143	—
Residential
First Liens	82	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	205	—
All Other Residential	20	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$21,714	$6,495

The following tables presents the aging of the recorded investment in loans by past due category and class of loans.

	March 31, 2026
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$646	$647	$1,407	$2,700	$644,066	$646,766
Farmland	180	214	—	394	133,864	134,258
Non Farm, Non Residential	14,651	87	79	14,817	1,155,018	1,169,835
Agriculture	238	—	1,262	1,500	120,170	121,670
All Other Commercial	—	—	162	162	351,099	351,261
Residential
First Liens	5,799	3,169	398	9,366	549,392	558,758
Home Equity	1,053	264	646	1,963	141,803	143,766
Junior Liens	633	229	311	1,173	75,488	76,661
Multifamily	154	1	278	433	489,265	489,698
All Other Residential	96	—	—	96	37,897	37,993
Consumer
Motor Vehicle	4,931	979	666	6,576	671,186	677,762
All Other Consumer	385	75	50	510	28,127	28,637
TOTAL	$28,766	$5,665	$5,259	$39,690	$4,397,375	$4,437,065

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$883	$3,937	$1,640	$6,460	$642,454	$648,914
Farmland	320	—	—	320	128,663	128,983
Non Farm, Non Residential	1,060	1,772	85	2,917	910,280	913,197
Agriculture	63	71	343	477	141,341	141,818
All Other Commercial	17	—	175	192	556,861	557,053
Residential
First Liens	3,852	1,151	779	5,782	444,131	449,913
Home Equity	618	234	566	1,418	105,700	107,118
Junior Liens	403	126	266	795	71,989	72,784
Multifamily	187	265	68	520	331,317	331,837
All Other Residential	26	—	24	50	28,936	28,986
Consumer
Motor Vehicle	7,186	1,457	629	9,272	653,385	662,657
All Other Consumer	392	103	68	563	28,056	28,619
TOTAL	$15,007	$9,116	$4,643	$28,766	$4,043,113	$4,071,879

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

The following table presents the amortized cost of loans and leases at March 31, 2026 that were both experiencing financial difficulty and modified during the twelve months ended March 31, 2026, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$12	$103	$—	$50	0.03%
Junior Liens	—	—	14	—	—	52	0.09%
All Other Residential	—	—	—	—	—	74	0.20%
Consumer
Motor Vehicle	15	—	5	—	229	49	0.04%
TOTAL	$15	$—	$31	$103	$229	$225	0.01%

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

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	March 31, 2026

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Residential
First Liens	$103	$—	$—	$103
Consumer
Motor Vehicle	$18	$—	$—	$18
TOTAL	$121	$—	$—	$121

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended March 31, 2026.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
Residential
First Liens	$—	1.53%	100
Junior Liens	—	1.25%	99
All Other Residential	—	0.63%	180
Consumer
Motor Vehicle	107	1.27%	22
TOTAL	$107	1.25%	72

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Residential
First Liens	$—	$—	$—	$103
Consumer
Motor Vehicle	18	—	18	—
TOTAL	$18	$—	$18	$103

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		March 31, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$32,340	$73,976	$68,693	$29,830	$87,896	$158,351	$161,619	$612,705
	Special Mention	3,132	1,979	1,154	277	413	4,784	3,243	$14,982
	Substandard	—	99	15	25	1,007	7,981	4,541	$13,668
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	152	1,405	972	425	201	130	—	$3,285
	Subtotal	$35,624	$77,459	$70,834	$30,557	$89,517	$171,246	$169,403	$644,640

	Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$1

Farmland	Pass	$3,962	$19,258	$9,588	$17,674	$14,254	$61,932	$315	$126,983
	Special Mention	—	749	1,357	478	81	1,978	—	$4,643
	Substandard	—	—	—	—	48	280	—	$328
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	6	—	$6
	Subtotal	$3,962	$20,007	$10,945	$18,152	$14,383	$64,196	$315	$131,960

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$41,575	$194,778	$201,574	$123,729	$174,132	$384,102	$11,995	$1,131,885
	Special Mention	—	—	8,329	—	900	2,114	—	$11,343
	Substandard	—	—	—	—	1,907	20,381	—	$22,288
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	701	—	$701
	Subtotal	$41,575	$194,778	$209,903	$123,729	$176,939	$407,298	$11,995	$1,166,217

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Agriculture	Pass	$1,813	$9,515	$9,470	$4,937	$3,832	$19,694	$53,283	$102,544
	Special Mention	—	—	279	676	2,758	1,102	3,767	$8,582
	Substandard	—	28	296	196	109	4,967	1,798	$7,394
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1	—	—	—	—	$1
	Subtotal	$1,813	$9,543	$10,046	$5,809	$6,699	$25,763	$58,848	$118,521

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Other Commercial	Pass	$19,711	$109,369	$42,489	$13,240	$66,376	$88,845	$7,843	$347,873
	Special Mention	—	300	561	—	—	—	—	$861
	Substandard	—	—	—	—	—	743	—	$743
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	4	170	—	$174
	Subtotal	$19,711	$109,669	$43,050	$13,240	$66,380	$89,758	$7,843	$349,651

	Current period gross charge-offs	$173	$-	$-	$-	$-	$-	$-	$173

Residential
Multifamily >5 Residential	Pass	$3,578	$54,040	$134,852	$80,749	$69,263	$124,611	$235	$467,328
	Special Mention	6,181	—	—	—	11,956	69	—	$18,206
	Substandard	—	—	—	—	201	278	—	$479
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	1,358	—	$1,358
	Subtotal	$9,759	$54,040	$134,852	$80,749	$81,420	$126,316	$235	$487,371

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$102,979	$460,936	$466,666	$270,159	$415,753	$837,535	$235,290	$2,789,318
	Special Mention	9,313	3,028	11,680	1,431	16,108	10,047	7,010	$58,617
	Substandard	—	127	311	221	3,272	34,630	6,339	$44,900
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	152	1,405	973	425	205	2,365	—	$5,525
		$112,444	$465,496	$479,630	$272,236	$435,338	$884,577	$248,639	$2,898,360

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$109,471	$69,074	$31,396	$89,638	$70,630	$99,985	$140,465	$610,659
	Special Mention	—	6,292	302	1,145	5,347	3,769	2,603	$19,458
	Substandard	—	11	32	504	1,511	6,737	4,203	$12,998
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,061	514	289	115	53	—	$3,627
	Subtotal	$111,066	$76,438	$32,244	$91,576	$77,603	$110,544	$147,271	$646,742

	Current period gross charge-offs	$81	$52	$-	$86	$56	$219	$-	$494

Farmland	Pass	$15,852	$9,054	$17,769	$14,137	$15,774	$49,862	$365	$122,813
	Special Mention	—	1,145	701	—	—	87	—	$1,933
	Substandard	—	—	478	—	—	626	—	$1,104
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	6	—	$6
	Subtotal	$15,852	$10,199	$18,948	$14,137	$15,774	$50,581	$365	$125,856

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$156,729	$157,955	$90,074	$153,861	$138,925	$170,080	$9,680	$877,304
	Special Mention	—	8,350	—	946	—	2,034	—	$11,330
	Substandard	—	—	—	1,924	15,699	3,382	—	$21,005
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	697	—	$697
	Subtotal	$156,729	$166,305	$90,074	$156,731	$154,624	$176,193	$9,680	$910,336

	Current period gross charge-offs	$-	$-	$-	$33	$-	$11	$-	$44

Agriculture	Pass	$13,315	$10,053	$6,034	$6,428	$3,040	$27,137	$56,978	$122,985
	Special Mention	385	84	—	914	141	999	4,298	$6,821
	Substandard	29	287	207	142	17	4,422	3,865	$8,969
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1	—	1	21	—	—	$23
	Subtotal	$13,729	$10,425	$6,241	$7,485	$3,219	$32,558	$65,141	$138,798

	Current period gross charge-offs	$-	$4	$-	$-	$-	$83	$-	$87

Other Commercial	Pass	$95,156	$87,870	$62,856	$90,093	$70,734	$136,922	$7,986	$551,617
	Special Mention	300	560	—	—	—	—	—	$860
	Substandard	—	—	—	—	541	213	—	$754
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	15	—	366	—	$381
	Subtotal	$95,456	$88,430	$62,856	$90,108	$71,275	$137,501	$7,986	$553,612

	Current period gross charge-offs	$728	$-	$-	$-	$-	$-	$-	$728

Residential
Multifamily >5 Residential	Pass	$30,157	$96,593	$55,938	$54,759	$34,709	$37,417	$544	$310,117
	Special Mention	—	—	—	12,075	—	6,319	—	$18,394
	Substandard	—	—	—	205	—	280	—	$485
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	420	953	—	$1,373
	Subtotal	$30,157	$96,593	$55,938	$67,039	$35,129	$44,969	$544	$330,369

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$420,680	$430,599	$264,067	$408,916	$333,812	$521,403	$216,018	$2,595,495
	Special Mention	685	16,431	1,003	15,080	5,488	13,208	6,901	$58,796
	Substandard	29	298	717	2,775	17,768	15,660	8,068	$45,315
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,062	514	305	556	2,075	—	$6,107
		$422,989	$448,390	$266,301	$427,076	$357,624	$552,346	$230,987	$2,705,713

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

		March 31, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Residential
First Liens	Performing	$25,547	$83,278	$85,554	$54,171	$79,082	$223,641	$2,381	$553,654
	Non-performing	—	82	1,282	—	508	1,232	—	$3,104
	Subtotal	$25,547	$83,360	$86,836	$54,171	$79,590	$224,873	$2,381	$556,758

	Current period gross charge-offs	$-	$9	$-	$-	$-	$8	$-	$17

Home Equity	Performing	$2,017	$11,440	$1,027	$958	$678	$1,769	$124,577	$142,466
	Non-performing	—	—	233	—	30	156	394	$813
	Subtotal	$2,017	$11,440	$1,260	$958	$708	$1,925	$124,971	$143,279

	Current period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$4

Junior Liens	Performing	$5,987	$22,893	$13,674	$9,291	$9,290	$13,083	$1,855	$76,073
	Non-performing	—	34	48	103	74	88	—	$347
	Subtotal	$5,987	$22,927	$13,722	$9,394	$9,364	$13,171	$1,855	$76,420

	Current period gross charge-offs	$-	$-	$-	$-	$-	$6	$-	$6

Other Residential	Performing	$3,414	$18,149	$4,369	$3,004	$3,451	$5,199	$250	$37,836
	Non-performing	—	—	—	—	—	2	—	$2
	Subtotal	$3,414	$18,149	$4,369	$3,004	$3,451	$5,201	$250	$37,838

	Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$-	$38

Consumer
Motor Vehicle	Performing	$81,026	$261,573	$152,714	$99,898	$63,423	$13,732	$9	$672,375
	Non-performing	—	348	584	569	705	253	—	$2,459
	Subtotal	$81,026	$261,921	$153,298	$100,467	$64,128	$13,985	$9	$674,834

	Current period gross charge-offs	$-	$629	$597	$497	$668	$115	$-	$2,506

Other Consumer	Performing	$828	$4,990	$4,307	$2,313	$1,298	$1,877	$12,663	$28,276
	Non-performing	—	7	59	61	3	39	43	$212
	Subtotal	$828	$4,997	$4,366	$2,374	$1,301	$1,916	$12,706	$28,488

	Current period gross charge-offs	$-	$10	$29	$5	$14	$46	$96	$200

Total	Performing	$118,819	$402,323	$261,645	$169,635	$157,222	$259,301	$141,735	$1,510,680
	Non-performing	—	471	2,206	733	1,320	1,770	437	$6,937
Total other loans		$118,819	$402,794	$263,851	$170,368	$158,542	$261,071	$142,172	$1,517,617

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$64,142	$61,775	$39,526	$74,359	$60,920	$144,310	$1,786	$446,818
	Non-performing	—	70	—	—	45	1,456	—	$1,571
	Subtotal	$64,142	$61,845	$39,526	$74,359	$60,965	$145,766	$1,786	$448,389

	Current period gross charge-offs	$-	$33	$31	$-	$-	$11	$-	$75

Home Equity	Performing	$338	$938	$793	$650	$259	$1,284	$101,907	$106,169
	Non-performing	—	—	—	33	17	175	393	$618
	Subtotal	$338	$938	$793	$683	$276	$1,459	$102,300	$106,787

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$10	$51

Junior Liens	Performing	$23,832	$13,403	$9,409	$9,145	$4,674	$9,676	$2,107	$72,246
	Non-performing	—	14	152	25	17	99	—	$307
	Subtotal	$23,832	$13,417	$9,561	$9,170	$4,691	$9,775	$2,107	$72,553

	Current period gross charge-offs	$-	$30	$-	$-	$-	$85	$-	$115

Other Residential	Performing	$7,829	$6,807	$3,843	$4,991	$3,573	$1,757	$—	$28,800
	Non-performing	—	—	—	—	49	8	—	$57
	Subtotal	$7,829	$6,807	$3,843	$4,991	$3,622	$1,765	$—	$28,857

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$279,286	$168,244	$113,956	$76,182	$14,119	$5,441	$9	$657,237
	Non-performing	222	519	500	866	194	128	—	$2,429
	Subtotal	$279,508	$168,763	$114,456	$77,048	$14,313	$5,569	$9	$659,666

	Current period gross charge-offs	$759	$2,380	$2,279	$4,075	$713	$249	$-	$10,455

Other Consumer	Performing	$4,776	$5,276	$2,726	$1,503	$1,137	$942	$11,842	$28,202
	Non-performing	2	67	67	19	35	12	65	$267
	Subtotal	$4,778	$5,343	$2,793	$1,522	$1,172	$954	$11,907	$28,469

	Current period gross charge-offs	$13	$246	$180	$53	$44	$24	$201	$761

Total	Performing	$380,203	$256,443	$170,253	$166,830	$84,682	$163,410	$117,651	$1,339,472
	Non-performing	224	670	719	943	357	1,878	458	$5,249
Total other loans		$380,427	$257,113	$170,972	$167,773	$85,039	$165,288	$118,109	$1,344,721

The Corporation has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(Dollar amounts in thousands)	2026	2025

Purchase price of loans at acquisition	$2,795	$—
Allowance for credit losses at acquisition	695	—
Non-credit discount at acquisition	226	—
	—	—
Par value of loans at acquisition	$3,716	$—

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	March 31, 2026
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$97,515	$113	$(7,838)	$89,790
Mortgage Backed Securities - residential	581,177	250	(60,490)	520,937
Mortgage Backed Securities - commercial	12,668	1	(429)	12,240
Collateralized mortgage obligations	180,592	39	(23,138)	157,493
State and municipal obligations	397,395	681	(29,257)	368,819
Municipal taxable	20,561	52	(2,014)	18,599
Collateralized debt obligations	248	2,642	—	2,890
TOTAL	$1,290,156	$3,778	$(123,166)	$1,170,768

	December 31, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$91,945	$114	$(7,749)	$84,310
Mortgage Backed Securities-residential	573,002	873	(58,456)	515,419
Mortgage Backed Securities-commercial	12,712	2	(328)	12,386
Collateralized mortgage obligations	179,638	82	(21,622)	158,098
State and municipal obligations	379,894	1,280	(23,456)	357,718
Municipal taxable	20,554	84	(1,893)	18,745
Collateralized debt obligations	—	2,850	—	2,850
TOTAL	$1,257,745	$5,285	$(113,504)	$1,149,526

Contractual maturities of debt securities at March 31, 2026 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$7,601	$7,565
Due after one but within five years	32,626	32,060
Due after five but within ten years	126,240	123,068
Due after ten years	349,252	317,405
	515,719	480,098
Mortgage-backed securities and collateralized mortgage obligations	774,437	690,670
TOTAL	$1,290,156	$1,170,768

There were no gross gains and losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2026. Additionally, there were no gross gains and losses from investment sales/calls realized by the Corporation for the three months ended March 31, 2025.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$21,026	$(150)	$55,768	$(7,688)	$76,794	$(7,838)
Mortgage Backed Securities - Residential	74,202	(913)	414,240	(59,577)	488,442	(60,490)
Mortgage Backed Securities - Commercial	—	—	10,971	(429)	10,971	(429)
Collateralized mortgage obligations	30,378	(431)	123,671	(22,707)	154,049	(23,138)
State and municipal obligations	125,649	(1,680)	163,503	(27,577)	289,152	(29,257)
Municipal taxable	891	(4)	13,756	(2,010)	14,647	(2,014)
Total temporarily impaired securities	$252,146	$(3,178)	$781,909	$(119,988)	$1,034,055	$(123,166)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,137	$(31)	$59,562	$(7,718)	$66,699	$(7,749)
Mortgage Backed Securities - Residential	11,961	(29)	427,877	(58,427)	439,838	(58,456)
Mortgage Backed Securities - Commercial	—	—	11,114	(328)	11,114	(328)
Collateralized mortgage obligations	4,381	(43)	135,393	(21,579)	139,774	(21,622)
State and municipal obligations	23,889	(86)	204,976	(23,370)	228,865	(23,456)
Municipal taxable	—	—	13,876	(1,893)	13,876	(1,893)
Total temporarily impaired securities	$47,368	$(189)	$852,798	$(113,315)	$900,166	$(113,504)

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

Gross unrealized losses on investment securities were $123.17 million as of March 31, 2026 and $113.50 million as of December 31, 2025. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollar amounts in thousands)	2026	2025
Beginning balance	$2,974	$2,974
Recoveries of amounts previously written off	(299)	—
Ending balance	$2,675	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $37.1 million at March 31, 2026 and $37.9 million at December 31, 2025. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $17.4 million at March 31, 2026 and $19.9 million at December 31, 2025. These balances are reflected in the other liabilities line on the consolidated balance sheets.The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $15 thousand during the three months ended March 31, 2026, and $16 thousand during the three months ended March 31, 2025, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $773 thousand during the three months ended March 31, 2026, and $720 thousand during the three months ended March 31, 2025, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.1 million during the three months ended March 31, 2026, and $914 thousand during the three months ended March 31, 2025.

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

	March 31, 2026
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$89,790	$—	$89,790
Mortgage Backed Securities-residential	—	520,937	—	520,937
Mortgage Backed Securities-commercial	—	12,240	—	12,240
Collateralized mortgage obligations	—	157,493	—	157,493
State and municipal	—	368,819	—	368,819
Municipal taxable	—	18,599	—	18,599
Collateralized debt obligations	—	248	2,642	2,890
TOTAL	$—	$1,168,126	$2,642	$1,170,768
Derivative Assets		2,489
Derivative Liabilities		(2,489)

	December 31, 2025
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$84,310	$—	$84,310
Mortgage Backed Securities-residential	—	515,419	—	515,419
Mortgage Backed Securities-commercial	—	12,386	—	12,386
Collateralized mortgage obligations	—	158,098	—	158,098
State and municipal	—	357,718	—	357,718
Municipal taxable	—	18,745	—	18,745
Collateralized debt obligations	—	—	2,850	2,850
TOTAL	$—	$1,146,676	$2,850	$1,149,526
Derivative Assets		2,709
Derivative Liabilities		(2,709)

There were no transfers between Level 1 and Level 2 during 2026 and 2025.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	March 31, 2026
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$—	$2,850	$2,850
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(208)	(208)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, March 31	$—	$2,642	$2,642

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended
	December 31, 2025
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$805	$2,896	$3,701
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(46)	(46)
Purchases	—	—	—
Settlements	(805)	—	(805)
Ending balance, December 31	$—	$2,850	$2,850

Other real estate owned is valued at Level 3. Other real estate owned at March 31, 2026 with a value of $184 thousand was reduced by $20 thousand for fair value adjustment. At March 31, 2026 other real estate owned was comprised of $184 thousand from residential loans. Other real estate owned at December 31, 2025 with a value of $94 thousand was reduced by $9 thousand for fair value adjustment. At December 31, 2025 other real estate owned was comprised of $94 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 100% with an average discount of 47%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at March 31, 2026.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,642	Discounted cash flow	Discount rate	5.65%
Collateral dependent loans	$11,033	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2025.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,850	Discounted cash flow	Discount rate	5.96%
Collateral dependent loans	7,328	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at March 31, 2026 and December 31, 2025, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	March 31, 2026
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$96,887	$32,253	$64,634	$—	$96,887
Federal funds sold	—	—	—	—	—
Securities available-for-sale	1,170,768	—	1,168,126	2,642	1,170,768
Restricted stock	18,553	n/a	n/a	n/a	n/a
Loans, net	4,371,583	—	—	4,327,017	4,327,017
Accrued interest receivable	27,881	—	6,926	20,955	27,881
Deposits	(4,842,386)	—	(4,838,894)	—	(4,838,894)
Short-term borrowings	(349,781)	—	(349,781)	—	(349,781)
Other borrowings	(208,756)	—	(208,756)	—	(208,756)
Accrued interest payable	(3,534)	—	(3,534)	—	(3,534)

	December 31, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$130,369	$38,587	$91,782	$—	$130,369
Federal funds sold	475	—	475	—	475
Securities available-for-sale	1,149,526	—	1,146,676	2,850	1,149,526
Restricted stock	18,536	n/a	n/a	n/a	n/a
Loans, net	4,007,308	—	—	3,949,043	3,949,043
Accrued interest receivable	27,762	—	6,482	21,280	27,762
Deposits	(4,551,111)	—	(4,554,207)	—	(4,554,207)
Short-term borrowings	(292,468)	—	(292,468)	—	(292,468)
Other borrowings	(188,208)	—	(188,208)	—	(188,208)
Accrued interest payable	(3,084)	—	(3,084)	—	(3,084)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	2026	2025
Federal Funds Purchased	$306,175	$257,825
Repurchase Agreements	43,606	34,643
	$349,781	$292,468

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

March 31, 2026
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$39,001	$585	$1,990	$2,030	$43,606

December 31, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$27,514	$351	$3,978	$2,800	$34,643

Other borrowings:

Other borrowings at March 31, 2026 and December 31, 2025 are summarized as follows:

(Dollar amounts in thousands)	March 31, 2026	December 31, 2025
FHLB advances	$200,614	$175,708
Notes payable	8,142	12,500
TOTAL	$208,756	$188,208

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended March 31,

2027	$204,018
2028	1,738
2029	3,000
2030	—
2031	—
Thereafter	—
$208,756

At March 31, 2026 and December 31, 2025, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $200.6 million of advances from the FHLB at March 31, 2026, and $175.7 million of advances at December 31, 2025. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation acquired a note payable to a commercial bank and debentures with the acquisition of CedarStone. The balance at March 31, 2026 is $8.1 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
			Post-Retirement
	Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2026	2025	2026	2025
Service cost	$104	$108	$5	$3
Interest cost	990	1,016	37	32
Expected return on plan assets	(1,216)	(1,094)	—	—
Net amortization of prior service cost	—	—	—	—
Net amortization of net (gain) loss	—	—	(30)	(39)
Net Periodic Benefit Cost	$(122)	$30	$12	$(4)

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2025 that it expected to contribute $1.6 million and $556 thousand respectively to its Pension Plan and ESOP and $244 thousand to the Post Retirement Health Benefits Plan in 2026. Contributions of $327 thousand have been made to the Pension Plan thus far in 2026. Contributions of $82 thousand have been made through the first three months of 2026 for the Post Retirement Health Benefits plan. No contributions have been made in 2026 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first three months of 2026 and 2025 there has been $1.1 million and $847 thousand of expense recorded for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three months ended March 31, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2026	2025
Non-interest income
Service charges on deposits and debit card fee income	$7,382	$7,585
Trust and financial services	1,491	1,393
Interchange income	186	214
Net gains on sales of loans (a)	294	225
Loan servicing fees (a)	326	165
Other service charges and fees (a)	374	316
Other (b)	1,164	613
Total non-interest income	$11,217	$10,511
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended March 31, 2026 and March 31, 2025, totaling $(11) thousand and zero, respectively, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.
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

10.   Accumulated Other Comprehensive (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive (loss) for the three months ended March 31, 2026 and 2025.

	Unrealized
	gains and
	(Losses) on available-	2026
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(83,358)	$(3,323)	$(86,681)
Change in other comprehensive income (loss) before reclassification	(8,674)	—	(8,674)
Amounts reclassified from accumulated other comprehensive income	—	79	79
Net current period other comprehensive income (loss)	(8,674)	79	(8,595)
Ending balance, March 31,	$(92,032)	$(3,244)	$(95,276)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	11,100	—	11,100
Amounts reclassified from accumulated other comprehensive income	—	3	3
Net current period other comprehensive income (loss)	11,100	3	11,103
Ending balance, March 31,	$(116,707)	$(4,475)	$(121,182)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2026	Change	3/31/2026
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(85,496)	$(8,518)	$(94,014)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,138	(156)	1,982
Total unrealized gain (loss) on securities available-for-sale	$(83,358)	$(8,674)	$(92,032)
Unrealized gain (loss) on retirement plans	(3,323)	79	(3,244)
TOTAL	$(86,681)	$(8,595)	$(95,276)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	3/31/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$11,096	$(118,883)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	4	2,176
Total unrealized income (loss) on securities available-for-sale	$(127,807)	$11,100	$(116,707)
Unrealized gain (loss) on retirement plans	(4,478)	3	(4,475)
TOTAL	$(132,285)	$11,103	$(121,182)

Three Months Ended March 31, 2026
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(105)	(a)	Salary and benefits
retirement plan items	26		Income tax expense
	$(79)		Net of tax
Total reclassifications for the period	$(79)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

Three Months Ended March 31, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(4)	(a)	Salary and benefits
retirement plan items	1		Income tax expense
	$(3)		Net of tax
Total reclassifications for the period	$(3)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).
(a)

11.   Leases

The Corporation leases certain branches under operating leases. At March 31, 2026, the Corporation had lease liabilities totaling $7,384,000 and right-of-use assets totaling $7,225,000 related to these leases. At December 31, 2025, the Corporation had lease liabilities totaling $7,547,000 and right-of-use assets totaling $7,386,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2026, the weighted average remaining lease term for operating leases was 10.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.49%.

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

Lease costs were as follows:

	Three Months Ended	Three Months Ended
(Dollar amounts in thousands)	March 31, 2026	March 31, 2025
Operating lease cost	$397	$362
Short-term lease cost	5	32
Variable lease cost	21	1
Total lease cost	$423	$395

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	371	307
Right-of-use assets obtained in exchange for new operating lease liabilities	468	—

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026 were as follows:

(Dollar amounts in thousands)	March 31, 2026
Twelve Months Ended March 31,
2027	$1,258
2028	1,260
2029	1,045
2030	810
2031	647
Thereafter	4,196
Total Future Minimum Lease Payments	9,216
Amounts Representing Interest	(1,832)
Present Value of Net Future Minimum Lease Payments	$7,384

12.   Acquisitions

On March 1, 2026, the Corporation completed its acquisition of CedarStone Financial, Inc. Therefore, the results of CedarStone have been included in the results of operations beginning on March 1, 2026. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), First Financial paid $19.12 per share in cash for each share of CedarStone’s common stock outstanding. The aggregate value of the transaction was approximately $25.0 million. Acquisition-related costs of $1.5 million were included in the Corporation’s income statement for the year-to-date period ended December 31, 2025. Additionally, the Corporation included acquisition-related costs of $41 thousand in the Corporation’s income statement for the three months ending March 31, 2026.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, which resulted in a bargain purchase gain of $716 thousand. Changes to the acquisition-date fair values of the assets acquired, liabilities assumed, or consideration transferred during the measurement period may result in adjustments to the bargain purchase gain. The analysis of the review of accruals and the tax impact of the fair value adjustments is still in process.

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$25,003	$—	$25,003

Fair value of total consideration transferred	$25,003	$—	$25,003

Assets acquired
Cash	$13,224	$—	$13,224
Investment securities available-for-sale	53,509	—	53,509
Federal funds sold	—	—	—
Bank owned life insurance	4,481	—	4,481
Federal Home Loan Bank stock	1,215	—	1,215
Loans	286,102	—	286,102
Premises and equipment	11,106	—	11,106
Core deposit intangibles	5,317	—	5,317
Other assets	773	—	773
Total assets acquired	375,727	—	375,727

Liabilities assumed
Deposits	313,536	—	313,536
FHLB advances	28,942	—	28,942
Other borrowings	5,485	—	5,485
Other liabilities	2,045	—	2,045
Total liabilities assumed	350,008	—	350,008

Net identifiable assets	25,719	—	25,719
Bargain purchase gain	$(716)	$—	$(716)

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

The fair value of purchased financial assets with credit deterioration was $3.0 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $3.7 million. The Corporation estimates, on the date of acquisition, that $695 thousand of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2025. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Three Months Ended March 31,
(Dollar amounts in thousands, except per share data)	2026	2025
Net interest income	$58,027	$54,208
Net income	$19,382	$18,779
Basic and diluted earnings per share	$1.63	$1.59

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

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in the Corporation’s recent performance compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s financial statements for 2025 in the 10-K filed for the fiscal year ended December 31, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2025, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the 2025 Form 10-K.

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

The ACL and allowance for unfunded commitments were $52.3 million and $2.9 million, respectively at March 31, 2026, compared to $48.0 million and $2.9 million, respectively at December 31, 2025. The qualitative amount of the reserve increased $607 thousand to $14.7 million. The quantitative amount is $34.1 million at March 31, 2026, compared to $33.6 million at December 31, 2025. There was no change in the allowance for unfunded commitments. As a result of the acquisition of CedarStone Financial, Inc., the Corporation recorded an additional allowance for credit loss on loans of $3.3 million. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

On March 1, 2026, First Financial Corporation completed the acquisition of CedarStone Financial, Inc. As a result of the acquisition, loans acquired were $292 million, and deposits acquired were $313 million. Additionally, we recorded a bargain purchase gain of $716 thousand. Net income will reflect one month of activity in the first quarter for activity from CedarStone. Included in the variances in the following discussion are the values provided in this paragraph.

Net income for the three months ended March 31, 2026 was $19.8 million, compared to $18.4 million for the same period in 2025. Basic earnings per share increased to $1.67 for the first quarter of 2026 compared to $1.55 for the same period in 2025. Return on average assets and return on average equity were 1.35% and 11.93% respectively, for the three months ended March 31, 2026 compared to 1.34% and 13.04% for the three months ended March 31, 2025.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 20.7% of assets at March 31, 2026. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.
●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.

●	Asset quality remains solid, with a non-performing asset ratio of 0.64% of total assets as of March 31, 2026 and net charge-offs of 0.15% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $4.9 million in the three months ended March 31, 2026 to $56.9 million from $52.0 million in the same period in 2025. The net interest margin for the three months ended March 31, 2026 is 4.23% compared to 4.11% for the same period in 2025, a 2.90% increase.

The increase in yields on investments of 31 basis points is the primary contributor to the improved yield on average earning assets for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, the effective rate paid on average interest-bearing deposits decreased 11 basis points. For the same period discussed above, interest paid on other borrowings decreased 117 basis points.

Non-Interest Income

Non-interest income for the three months ended March 31, 2026 was $11.2 million compared to $10.5 million for the same period in 2025.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended March 31, 2026 was $40.9 million compared to $36.8 million for the same period in 2025. This includes an overall increase in operating expenses as a result of the acquisition.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended March 31, 2026, was $2.6 million, compared to provision of $2.0 million for the same period of 2025. Net charge-offs for the first quarter of 2026 were $1.5 million compared to net charge-offs of $1.8 million for the same period of 2025. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first three months of 2026, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first three months of 2026 was 19.89% compared to 22.59% for the same period in 2025.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $28.5 million at March 31, 2026 compared to $28.6 million at December 31, 2025. Nonperforming loans increased 179.9% compared to $10.2 million as of March 31, 2025.

A summary of non-performing loans at March 31, 2026 and December 31, 2025 follows:

	(000's)
	March 31, 2026	December 31, 2025
Non-accrual loans	$27,524	$27,495
Accruing loans past due over 90 days	938	1,083

	$28,462	$28,578

Ratio of the allowance for credit losses as a percentage of non-performing loans	183.9%	167.9%	%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	March 31, 2026	December 31, 2025
Non-accrual loans
Commercial loans	$22,776	$22,836
Residential loans	2,137	1,997
Consumer loans	2,611	2,662
	$27,524	$27,495
Past due 90 days or more and still accruing
Commercial loans	$427	$50
Residential loans	490	1,032
Consumer loans	21	1
	$938	$1,083

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

The table below shows the Corporation’s estimated sensitivity profile as of March 31, 2026. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.75% over the next 12 months and increase 1.29% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 3.79% over the next 12 months and increase 0.21% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	5.69%	(5.81)%	(15.29)%
Down 200	5.88	(1.60)	(8.02)

Down 100	3.79	0.21	(2.95)
Up 100	(1.75)	1.29	4.27
Up 200	(6.06)	(0.07)	5.93
Up 300	(8.95)	(0.04)	9.01

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $7.9 million of investments that mature throughout the next 12 months. The Corporation also anticipates $119.0 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $62.0 million in securities to be called within the next 12 months. The Corporation also has $162.7 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $891 million available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first three months of 2026 to year-ended December 31, 2025, loans net of deferred loan costs, have increased $369 million to $4.4 billion. Deposits increased 6.4% to $4.8 billion at March 31, 2026 compared to December 31, 2025. Other borrowings increased $20.5 million to $208.8 million at March 31, 2026 compared to December 31, 2025. Shareholders’ equity increased 0.68% or $4.4 million. This financial performance increased book value per share 0.58% to $55.10 at March 31, 2026 from $54.78 at December 31, 2025. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss decreased $8.6 million primarily due to the market value of the securities portfolio, which reflected the decrease in securities pricing.

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

	March 31, 2026	December 31, 2025	To Be Well Capitalized
Common equity tier 1 capital
Corporation	12.50%	13.21%	N/A
First Financial Bank	12.32%	13.11%	6.50%
Total risk-based capital
Corporation	13.54%	14.22%	N/A
First Financial Bank	13.36%	14.14%	10.00%
Tier I risk-based capital
Corporation	12.50%	13.21%	N/A
First Financial Bank	12.32%	13.11%	8.00%
Tier I leverage capital
Corporation	11.03%	11.25%	N/A
First Financial Bank	10.51%	10.82%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of March 31, 2026 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2024 Form 10-K filed for December 31, 2025.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
January 1-31, 2026	—	—	—	—
Febraury 1-28, 2026	—	—	—	—
March 1-31, 2026	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended March 31, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2025, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed June 3, 2025.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2025, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 3, 2025.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2025, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed June 3, 2025.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2025, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed June 3, 2025.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 by Principal Executive Officer, dated May 6, 2026.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 by Principal Financial Officer, dated May 6, 2026.
32.1

Certification, dated May 6, 2026, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended March 31, 2026.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended March 31, 2026, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: May 6, 2026	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: May 6, 2026	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)