Form 10-Q
period 2026-06-30
FIRST FINANCIAL CORP /IN/
filed 2026-08-06
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

Yes ☐ No ☑.

As of August 1, 2026, the registrant had outstanding 11,891,896 shares of common stock, $0.125 stated par value per share.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks	$96,633	$130,369
Federal funds sold	—	475
Securities available-for-sale	1,168,202	1,149,526
Loans:
Commercial	2,424,325	2,375,344
Residential	1,316,108	986,955
Consumer	721,551	688,135
	4,461,984	4,050,434
(Less) plus:
Net deferred loan (fees)/costs	5,913	4,869
Allowance for credit losses	(50,938)	(47,995)
	4,416,959	4,007,308
Restricted stock	23,475	18,536
Accrued interest receivable	28,320	27,762
Premises and equipment, net	88,313	78,582
Bank-owned life insurance	137,146	131,286
Goodwill	98,229	98,229
Other intangible assets	18,869	16,234
Other real estate owned	1,039	94
Other assets	101,124	97,725
TOTAL ASSETS	$6,178,309	$5,756,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$998,972	$916,473
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	182,378	135,605
Other interest-bearing deposits	3,652,049	3,499,033
	4,833,399	4,551,111
Short-term borrowings	310,091	292,468
Other borrowings	291,461	188,208
Other liabilities	67,573	73,470
TOTAL LIABILITIES	5,502,524	5,105,257
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,206,804 in 2026 and 16,190,157 in 2025; Outstanding shares - 11,891,896 in 2026 and 11,880,759 in 2025	2,022	2,021
Additional paid-in capital	147,844	147,442
Retained earnings	771,022	741,793
Accumulated other comprehensive loss	(91,065)	(86,681)
Less: Treasury shares at cost - 4,314,908 in 2026 and 4,309,398 in 2025	(154,038)	(153,706)
TOTAL SHAREHOLDERS’ EQUITY	675,785	650,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,178,309	$5,756,126

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$73,986	$64,775	$141,507	$128,387
Securities:
Taxable	6,354	5,915	12,890	11,917
Tax-exempt	3,014	2,622	5,878	5,226
Other	865	865	1,890	1,679
TOTAL INTEREST INCOME	84,219	74,177	162,165	147,209
INTEREST EXPENSE:
Deposits	17,750	18,495	34,379	36,694
Short-term borrowings	2,620	1,398	4,972	3,091
Other borrowings	2,627	1,613	4,659	2,778
TOTAL INTEREST EXPENSE	22,997	21,506	44,010	42,563
NET INTEREST INCOME	61,222	52,671	118,155	104,646
Provision for credit losses	1,300	1,950	3,850	3,900
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	59,922	50,721	114,305	100,746
NON-INTEREST INCOME:
Trust and financial services	1,503	1,490	2,994	2,883
Service charges and fees on deposit accounts	8,217	7,554	15,599	15,139
Other service charges and fees	345	256	719	572
Securities gains (losses), net	(109)	(3)	(109)	(3)
Interchange income	214	180	400	394
Loan servicing fees	333	326	659	492
Gain on sales of mortgage loans	493	430	787	655
Other	(350)	148	814	760
TOTAL NON-INTEREST INCOME	10,646	10,381	21,863	20,892
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,272	19,689	42,633	38,937
Occupancy expense	2,714	2,472	5,672	5,148
Equipment expense	5,297	4,587	10,637	9,092
FDIC expense	690	795	1,380	1,545
Other	12,556	10,733	23,086	20,313
TOTAL NON-INTEREST EXPENSE	42,529	38,276	83,408	75,035
INCOME BEFORE INCOME TAXES	28,039	22,826	52,760	46,603
Provision for income taxes	5,296	4,240	10,213	9,611
NET INCOME	22,743	18,586	42,547	36,992
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	4,132	2,946	(4,542)	14,046
Change in funded status of post retirement benefits, net of taxes	79	2	158	5
COMPREHENSIVE INCOME	$26,954	$21,534	$38,163	$51,043
PER SHARE DATA
Basic and Diluted Earnings per Share	$1.91	$1.57	$3.58	$3.12
Weighted average number of shares outstanding (in thousands)	11,892	11,851	11,888	11,847

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended

June 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, April 1, 2025	$2,019	$146,159	$699,729	$(121,182)	$(154,780)	$571,945
Net income	—	—	18,586	—	—	18,586
Other comprehensive income	—	—	—	2,948	—	2,948
Omnibus Equity Incentive Plan	1	232	—	—	—	233
Cash dividends, $.51 per share	—	—	(6,044)	—	—	(6,044)
Balance, June 30, 2025	$2,020	$146,391	$712,271	$(118,234)	$(154,780)	$587,668

Balance, April 1, 2026	$2,021	$147,643	$754,938	$(95,276)	$(154,038)	$655,288
Net income	—	—	22,743	—	—	22,743
Other comprehensive income	—	—	—	4,211	—	4,211
Omnibus Equity Incentive Plan	1	201	—	—	—	202
Cash dividends, $.56 per share	—	—	(6,659)	—	—	(6,659)
Balance, June 30, 2026	$2,022	$147,844	$771,022	$(91,065)	$(154,038)	$675,785

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended

June 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2025	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041
Net income	—	—	36,992	—	—	36,992
Other comprehensive income	—	—	—	14,051	—	14,051
Omnibus Equity Incentive Plan	2	464	—	—	—	466
Treasury shares purchased (17,028 shares)	—	—	—	—	(795)	(795)
Cash dividends, $1.02 per share	—	—	(12,087)	—	—	(12,087)
Balance, June 30, 2025	$2,020	$146,391	$712,271	$(118,234)	$(154,780)	$587,668

Balance, January 1, 2026	$2,021	$147,442	$741,793	$(86,681)	$(153,706)	$650,869
Net income	—	—	42,547	—	—	42,547
Other comprehensive income	—	—	—	(4,384)	—	(4,384)
Omnibus Equity Incentive Plan	1	402	—	—	—	403
Treasury shares purchased (5,510 shares)	—	—	—	—	(332)	(332)
Cash dividends, $1.12 per share	—	—	(13,318)	—	—	(13,318)
Balance, June 30, 2026	$2,022	$147,844	$771,022	$(91,065)	$(154,038)	$675,785

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,547	$36,992
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	1,553	2,034
Provision for credit losses	3,850	3,900
Securities (gains)/losses	109	3
Depreciation and amortization	6,043	6,466
Bargain purchase gain	(33)	—
Restricted stock compensation	403	466
Gain on sale of mortgage loans	(787)	(655)
(Gain)/loss on sale of other real estate	34	1
Other, net	(13,032)	(15,430)
NET CASH FROM OPERATING ACTIVITIES	40,687	33,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	47,691	—
Calls, maturities and principal reductions on securities available-for-sale	66,180	62,367
Purchases of securities available-for-sale	(86,627)	(19,862)
Loans made to customers, net of repayment	(125,987)	(58,925)
Net change in federal funds sold	475	(33)
Redemption of restricted stock	1,225	55
Purchase of restricted stock	(4,949)	(28)
Cash received (disbursed) from acquisitions, net	(12,213)	—
Proceeds from sales of other real estate owned	54	15
Additions to premises and equipment	(1,987)	(1,699)
NET CASH FROM INVESTING ACTIVITIES	(116,138)	(18,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(31,032)	(55,985)
Net change in short-term borrowings	12,137	(37,545)
Dividends paid	(13,310)	(12,076)
Purchase of treasury shares	(332)	(795)
Proceeds from other borrowings	2,858,894	775,000
Maturities of other borrowings	(2,784,642)	(680,527)
NET CASH FROM FINANCING ACTIVITIES	41,715	(11,928)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,736)	3,739
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	130,369	93,526
CASH AND DUE FROM BANKS, END OF PERIOD	$96,633	$97,265

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2026 and 2025 consolidated financial statements are unaudited. The December 31, 2025 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2025 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2025.

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

The Corporation operates as a single segment entity for financial reporting purposes and adopted ASU 2023-07, Segment Reporting, for the six months ended June 30, 2026. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Corporation provides similar products and services managed through similar processes and technology platforms. The Chief Financial Officer (“CFO”) serves as the Corporation’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Corporation based on the consolidated performance, excluding all significant intercompany balances and transactions of the Corporation and its wholly owned subsidiary, the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of income as consolidated net income. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Corporation’s consolidated statements of income are considered significant to the banking segment.

The Corporation has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required, specifically as a result of the following:

•the Corporation does not use the tracked performance on the disaggregated segment level for decision-making or resource allocation purposes,
•no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•the level of financial consolidation presented in these financial statements aligns with the CODM’s internal reporting and decision-making process.

Based on this assessment the Corporation financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary.

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34%, respectively. For the six months ended June 30, 2026 and 2025, 16,647 and 25,134 shares were awarded, respectively. These shares had a grant date value of $1.1 million and $1.2 million for 2026 and 2025, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

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

2.    New accounting standards

Accounting Pronouncements Adopted:

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for financial statements that have not yet been issued. The Corporation adopted ASU 2025-05 on January 1, 2026. The Corporation assessed ASU 2025-05, elected the practical expedient, and applied the standard to the consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation early adopted ASU 2025-08 on January 1, 2026. The Corporation applied the standard to the acquisition of CedarStone Financial Inc., which supported the impact to the allowance for credit loss, but limited the impact to the provision for balances on March 1, 2026.

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

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended June 30.

Allowance for Credit Losses:		June 30, 2026
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$19,750	$19,538	$12,921	$129	$52,338
Provision for credit losses	(277)	(284)	1,428	433	1,300
Loans charged-off	(1,720)	(116)	(2,248)	—	(4,084)
Recoveries	166	123	1,095	—	1,384
Ending Balance	$17,919	$19,261	$13,196	$562	$50,938

Allowance for Credit Losses:		June 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$17,525	$16,965	$12,336	$9	$46,835
Provision for credit losses	(1,020)	820	1,834	316	1,950
Loans charged-off	(209)	(9)	(2,710)	—	(2,928)
Recoveries	112	19	1,099	—	1,230
Ending Balance	$16,408	$17,795	$12,559	$325	$47,087

The following table presents the activity of the allowance for credit losses by portfolio segment for the six months ended June 30.

Allowance for Credit Losses:		June 30, 2026
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,805	$16,620	$12,348	$222	$47,995
Initial allowance on acquired loans	502	2,722	96	—	3,320
Provision for credit losses	200	(110)	3,420	340	3,850
Loans charged-off	(1,894)	(181)	(4,954)	—	(7,029)
Recoveries	306	210	2,286	—	2,802
Ending Balance	$17,919	$19,261	$13,196	$562	$50,938

Allowance for Credit Losses:		June 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	(245)	280	3,793	72	3,900
Loans charged-off	(699)	(117)	(5,353)	—	(6,169)
Recoveries	389	162	2,073	—	2,624
Ending Balance	$16,408	$17,795	$12,559	$325	$47,087

The tables below present the recorded investment in non-performing loans by class of loans.

	June 30, 2026
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$868	$1,759	$597
Farmland	—	191	—
Non Farm, Non Residential	432	14,645	14,202
Agriculture	—	886	279
All Other Commercial	—	187	143
Residential
First Liens	1,063	2,956	943
Home Equity	424	206	—
Junior Liens	310	311	—
Multifamily	1	59	—
All Other Residential	—	494	493
Consumer
Motor Vehicle	29	2,202	—
All Other Consumer	—	139	—
TOTAL	$3,127	$24,035	$16,657

	December 31, 2025
	Loans Past		Nonaccrual
	Due Over		With No
	90 Days		Allowance
	and Greater
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$51	$6,058	$394
Farmland	—	—	—
Non Farm, Non Residential	—	15,365	13,126
Agriculture	—	1,218	—
All Other Commercial	—	195	143
Residential
First Liens	606	918	82
Home Equity	178	442	—
Junior Liens	232	81	—
Multifamily	47	517	205
All Other Residential	—	39	20
Consumer
Motor Vehicle	—	2,449	—
All Other Consumer	—	213	—
TOTAL	$1,114	$27,495	$13,970

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	June 30, 2026
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$—	$5,254
Farmland	—	—
Non Farm, Non Residential	16,937	—
Agriculture	—	710
All Other Commercial	143	—
Residential
First Liens	3,703	—
Home Equity	—	—
Junior Liens	612	—
Multifamily	—	—
All Other Residential	493	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$21,888	$5,964

	December 31, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,644	$5,666
Farmland	48	—
Non Farm, Non Residential	17,572	—
Agriculture	—	829
All Other Commercial	143	—
Residential
First Liens	82	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	205	—
All Other Residential	20	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$21,714	$6,495

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	June 30, 2026
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$688	$540	$1,263	$2,491	$640,951	$643,442
Farmland	431	—	—	431	124,906	125,337
Non Farm, Non Residential	966	397	840	2,203	1,128,973	1,131,176
Agriculture	30	67	441	538	121,816	122,354
All Other Commercial	587	25	150	762	414,338	415,100
Residential
First Liens	675	601	3,356	4,632	560,209	564,841
Home Equity	373	53	591	1,017	135,915	136,932
Junior Liens	426	503	584	1,513	81,874	83,387
Multifamily	86	—	18	104	500,947	501,051
All Other Residential	—	754	493	1,247	33,646	34,893
Consumer
Motor Vehicle	5,067	942	534	6,543	689,068	695,611
All Other Consumer	379	67	35	481	28,563	29,044
TOTAL	$9,708	$3,949	$8,305	$21,962	$4,461,206	$4,483,168

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$883	$3,937	$1,640	$6,460	$642,454	$648,914
Farmland	320	—	—	320	128,663	128,983
Non Farm, Non Residential	1,060	1,772	85	2,917	910,280	913,197
Agriculture	63	71	343	477	141,341	141,818
All Other Commercial	17	—	175	192	556,861	557,053
Residential
First Liens	3,852	1,151	779	5,782	444,131	449,913
Home Equity	618	234	566	1,418	105,700	107,118
Junior Liens	403	126	266	795	71,989	72,784
Multifamily	187	265	68	520	331,317	331,837
All Other Residential	26	—	24	50	28,936	28,986
Consumer
Motor Vehicle	7,186	1,457	629	9,272	653,385	662,657
All Other Consumer	392	103	68	563	28,056	28,619
TOTAL	$15,007	$9,116	$4,643	$28,766	$4,043,113	$4,071,879

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

The following table presents the amortized cost of loans and leases at June 30, 2026 that were both experiencing financial difficulty and modified during the twelve months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$259	$—	$—	$50	0.05%
Junior Liens	—	—	14	—	—	51	0.08%
All Other Residential	—	—	—	—	—	74	0.21%
Consumer
Motor Vehicle	23	—	44	—	152	32	0.04%
TOTAL	$23	$—	$317	$—	$152	$207	0.02%

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

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	June 30, 2026

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Residential
First Liens	$50	$—	$—	$50
TOTAL	$50	$—	$—	$50

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended June 30, 2026.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
			(months)
Residential
First Liens	$—	2.12%	71
Junior Liens	—	1.25%	99
All Other Residential	—	0.63%	180
Consumer
Motor Vehicle	81	1.06%	24
TOTAL	$81	1.25%	72

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended June 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Residential
First Liens	$—	$—	$50	$50
TOTAL	$—	$—	$50	$50

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		June 30, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$66,945	$63,406	$64,023	$25,051	$85,299	$151,192	$153,520	$609,436
	Special Mention	4,839	561	1,513	2,292	400	4,468	5,451	$19,524
	Substandard	407	62	8	62	511	4,184	3,809	$9,043
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	466	1,245	877	381	162	106	—	$3,237
	Subtotal	$72,657	$65,274	$66,421	$27,786	$86,372	$159,950	$162,780	$641,240

	Current period gross charge-offs	$-	$100	$46	$-	$10	$1	$-	$157

Farmland	Pass	$6,951	$13,783	$8,291	$17,201	$13,020	$54,918	$435	$114,599
	Special Mention	880	749	1,357	478	81	2,378	—	$5,923
	Substandard	—	895	—	—	—	1,487	—	$2,382
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	5	—	$5
	Subtotal	$7,831	$15,427	$9,648	$17,679	$13,101	$58,788	$435	$122,909

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$49,339	$178,219	$193,631	$124,011	$172,063	$359,457	$21,069	$1,097,789
	Special Mention	—	—	8,300	—	8	2,079	—	$10,387
	Substandard	—	—	—	—	142	18,734	—	$18,876
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	676	—	$676
	Subtotal	$49,339	$178,219	$201,931	$124,011	$172,213	$380,946	$21,069	$1,127,728

	Current period gross charge-offs	$-	$-	$-	$-	$-	$772	$-	$772

Agriculture	Pass	$4,306	$7,231	$8,750	$4,669	$3,468	$17,795	$57,431	$103,650
	Special Mention	100	1,328	241	825	2,713	2,575	6,707	$14,489
	Substandard	225	40	18	80	—	718	930	$2,011
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1	—	—	—	—	$1
	Subtotal	$4,631	$8,599	$9,010	$5,574	$6,181	$21,088	$65,068	$120,151

	Current period gross charge-offs	$-	$-	$256	$73	$55	$225	$-	$609

Other Commercial	Pass	$49,446	$135,096	$48,500	$13,844	$66,965	$85,164	$11,984	$410,999
	Special Mention	—	300	560	—	—	—	—	$860
	Substandard	—	—	—	—	—	206	—	$206
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	13	—	—	—	51	168	—	$232
	Subtotal	$49,459	$135,396	$49,060	$13,844	$67,016	$85,538	$11,984	$412,297

	Current period gross charge-offs	$356	$-	$-	$-	$-	$-	$-	$356

Residential
Multifamily >5 Residential	Pass	$6,939	$73,198	$137,331	$79,567	$68,175	$109,780	$4,353	$479,343
	Special Mention	6,121	—	—	—	11,838	211	—	$18,170
	Substandard	—	—	—	—	—	17	—	$17
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	1,335	—	$1,335
	Subtotal	$13,060	$73,198	$137,331	$79,567	$80,013	$111,343	$4,353	$498,865

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$183,926	$470,933	$460,526	$264,343	$408,990	$778,306	$248,792	$2,815,816
	Special Mention	11,940	2,938	11,971	3,595	15,040	11,711	12,158	$69,353
	Substandard	632	997	26	142	653	25,346	4,739	$32,535
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	479	1,245	878	381	213	2,290	—	$5,486
		$196,977	$476,113	$473,401	$268,461	$424,896	$817,653	$265,689	$2,923,190

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$109,471	$69,074	$31,396	$89,638	$70,630	$99,985	$140,465	$610,659
	Special Mention	—	6,292	302	1,145	5,347	3,769	2,603	$19,458
	Substandard	—	11	32	504	1,511	6,737	4,203	$12,998
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,061	514	289	115	53	—	$3,627
	Subtotal	$111,066	$76,438	$32,244	$91,576	$77,603	$110,544	$147,271	$646,742

	Current period gross charge-offs	$81	$52	$-	$86	$56	$219	$-	$494

Farmland	Pass	$15,852	$9,054	$17,769	$14,137	$15,774	$49,862	$365	$122,813
	Special Mention	—	1,145	701	—	—	87	—	$1,933
	Substandard	—	—	478	—	—	626	—	$1,104
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	6	—	$6
	Subtotal	$15,852	$10,199	$18,948	$14,137	$15,774	$50,581	$365	$125,856

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$156,729	$157,955	$90,074	$153,861	$138,925	$170,080	$9,680	$877,304
	Special Mention	—	8,350	—	946	—	2,034	—	$11,330
	Substandard	—	—	—	1,924	15,699	3,382	—	$21,005
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	697	—	$697
	Subtotal	$156,729	$166,305	$90,074	$156,731	$154,624	$176,193	$9,680	$910,336

	Current period gross charge-offs	$-	$-	$-	$33	$-	$11	$-	$44

Agriculture	Pass	$13,315	$10,053	$6,034	$6,428	$3,040	$27,137	$56,978	$122,985
	Special Mention	385	84	—	914	141	999	4,298	$6,821
	Substandard	29	287	207	142	17	4,422	3,865	$8,969
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1	—	1	21	—	—	$23
	Subtotal	$13,729	$10,425	$6,241	$7,485	$3,219	$32,558	$65,141	$138,798

	Current period gross charge-offs	$-	$4	$-	$-	$-	$83	$-	$87

Other Commercial	Pass	$95,156	$87,870	$62,856	$90,093	$70,734	$136,922	$7,986	$551,617
	Special Mention	300	560	—	—	—	—	—	$860
	Substandard	—	—	—	—	541	213	—	$754
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	15	—	366	—	$381
	Subtotal	$95,456	$88,430	$62,856	$90,108	$71,275	$137,501	$7,986	$553,612

	Current period gross charge-offs	$728	$-	$-	$-	$-	$-	$-	$728

Residential
Multifamily >5 Residential	Pass	$30,157	$96,593	$55,938	$54,759	$34,709	$37,417	$544	$310,117
	Special Mention	—	—	—	12,075	—	6,319	—	$18,394
	Substandard	—	—	—	205	—	280	—	$485
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	420	953	—	$1,373
	Subtotal	$30,157	$96,593	$55,938	$67,039	$35,129	$44,969	$544	$330,369

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$420,680	$430,599	$264,067	$408,916	$333,812	$521,403	$216,018	$2,595,495
	Special Mention	685	16,431	1,003	15,080	5,488	13,208	6,901	$58,796
	Substandard	29	298	717	2,775	17,768	15,660	8,068	$45,315
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,062	514	305	556	2,075	—	$6,107
		$422,989	$448,390	$266,301	$427,076	$357,624	$552,346	$230,987	$2,705,713

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

		June 30, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Residential
First Liens	Performing	$37,513	$71,379	$78,667	$50,999	$77,353	$234,219	$8,726	$558,856
	Non-performing	—	80	2,222	262	73	1,389	—	$4,026
	Subtotal	$37,513	$71,459	$80,889	$51,261	$77,426	$235,608	$8,726	$562,882

	Current period gross charge-offs	$-	$9	$-	$-	$10	$74	$-	$93

Home Equity	Performing	$388	$622	$537	$467	$562	$3,212	$130,076	$135,864
	Non-performing	—	—	28	307	28	130	127	$620
	Subtotal	$388	$622	$565	$774	$590	$3,342	$130,203	$136,484

	Current period gross charge-offs	$-	$-	$21	$-	$-	$4	$-	$25

Junior Liens	Performing	$11,762	$22,610	$12,803	$9,048	$8,834	$11,970	$5,473	$82,500
	Non-performing	—	16	284	154	75	87	—	$616
	Subtotal	$11,762	$22,626	$13,087	$9,202	$8,909	$12,057	$5,473	$83,116

	Current period gross charge-offs	$-	$19	$-	$-	$-	$6	$-	$25

Other Residential	Performing	$6,093	$12,115	$4,298	$5,151	$3,408	$3,202	$—	$34,267
	Non-performing	—	—	493	—	—	1	—	$494
	Subtotal	$6,093	$12,115	$4,791	$5,151	$3,408	$3,203	$—	$34,761

	Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$-	$38

Consumer
Motor Vehicle	Performing	$170,868	$237,587	$135,155	$85,837	$51,613	$9,277	$109	$690,446
	Non-performing	43	410	579	383	623	174	—	$2,212
	Subtotal	$170,911	$237,997	$135,734	$86,220	$52,236	$9,451	$109	$692,658

	Current period gross charge-offs	$71	$1,308	$960	$1,039	$1,060	$164	$-	$4,602

Other Consumer	Performing	$2,874	$3,812	$3,448	$1,783	$1,329	$1,542	$13,945	$28,733
	Non-performing	—	15	40	67	2	13	23	$160
	Subtotal	$2,874	$3,827	$3,488	$1,850	$1,331	$1,555	$13,968	$28,893

	Current period gross charge-offs	$-	$35	$75	$19	$14	$70	$139	$352

Total	Performing	$229,498	$348,125	$234,908	$153,285	$143,099	$263,422	$158,329	$1,530,666
	Non-performing	43	521	3,646	1,173	801	1,794	150	$8,128
Total other loans		$229,541	$348,646	$238,554	$154,458	$143,900	$265,216	$158,479	$1,538,794

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$64,142	$61,775	$39,526	$74,359	$60,920	$144,310	$1,786	$446,818
	Non-performing	—	70	—	—	45	1,456	—	$1,571
	Subtotal	$64,142	$61,845	$39,526	$74,359	$60,965	$145,766	$1,786	$448,389

	Current period gross charge-offs	$-	$33	$31	$-	$-	$11	$-	$75

Home Equity	Performing	$338	$938	$793	$650	$259	$1,284	$101,907	$106,169
	Non-performing	—	—	—	33	17	175	393	$618
	Subtotal	$338	$938	$793	$683	$276	$1,459	$102,300	$106,787

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$10	$51

Junior Liens	Performing	$23,832	$13,403	$9,409	$9,145	$4,674	$9,676	$2,107	$72,246
	Non-performing	—	14	152	25	17	99	—	$307
	Subtotal	$23,832	$13,417	$9,561	$9,170	$4,691	$9,775	$2,107	$72,553

	Current period gross charge-offs	$-	$30	$-	$-	$-	$85	$-	$115

Other Residential	Performing	$7,829	$6,807	$3,843	$4,991	$3,573	$1,757	$—	$28,800
	Non-performing	—	—	—	—	49	8	—	$57
	Subtotal	$7,829	$6,807	$3,843	$4,991	$3,622	$1,765	$—	$28,857

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$279,286	$168,244	$113,956	$76,182	$14,119	$5,441	$9	$657,237
	Non-performing	222	519	500	866	194	128	—	$2,429
	Subtotal	$279,508	$168,763	$114,456	$77,048	$14,313	$5,569	$9	$659,666

	Current period gross charge-offs	$759	$2,380	$2,279	$4,075	$713	$249	$-	$10,455

Other Consumer	Performing	$4,776	$5,276	$2,726	$1,503	$1,137	$942	$11,842	$28,202
	Non-performing	2	67	67	19	35	12	65	$267
	Subtotal	$4,778	$5,343	$2,793	$1,522	$1,172	$954	$11,907	$28,469

	Current period gross charge-offs	$13	$246	$180	$53	$44	$24	$201	$761

Total	Performing	$380,203	$256,443	$170,253	$166,830	$84,682	$163,410	$117,651	$1,339,472
	Non-performing	224	670	719	943	357	1,878	458	$5,249
Total other loans		$380,427	$257,113	$170,972	$167,773	$85,039	$165,288	$118,109	$1,344,721

The Corporation has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(Dollar amounts in thousands)	2026	2025

Purchase price of loans at acquisition	$2,795	$—
Allowance for credit losses at acquisition	695	—
Non-credit discount at acquisition	226	—
	—	—
Par value of loans at acquisition	$3,716	$—

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	June 30, 2026
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$99,213	$42	$(8,004)	$91,251
Mortgage Backed Securities - residential	570,584	203	(61,392)	509,395
Mortgage Backed Securities - commercial	12,607	—	(529)	12,078
Collateralized mortgage obligations	176,150	32	(23,657)	152,525
State and municipal obligations	403,478	1,716	(23,206)	381,988
Municipal taxable	20,068	38	(2,040)	18,066
Collateralized debt obligations	248	2,651	—	2,899
TOTAL	$1,282,348	$4,682	$(118,828)	$1,168,202

	December 31, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$91,945	$114	$(7,749)	$84,310
Mortgage Backed Securities-residential	573,002	873	(58,456)	515,419
Mortgage Backed Securities-commercial	12,712	2	(328)	12,386
Collateralized mortgage obligations	179,638	82	(21,622)	158,098
State and municipal obligations	379,894	1,280	(23,456)	357,718
Municipal taxable	20,554	84	(1,893)	18,745
Collateralized debt obligations	—	2,850	—	2,850
TOTAL	$1,257,745	$5,285	$(113,504)	$1,149,526

Contractual maturities of debt securities at June 30, 2026 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$6,313	$6,288
Due after one but within five years	32,338	31,817
Due after five but within ten years	128,429	125,430
Due after ten years	355,927	330,669
	523,007	494,204
Mortgage-backed securities and collateralized mortgage obligations	759,341	673,998
TOTAL	$1,282,348	$1,168,202

There were $1 thousand gross gains and $110 thousand in gross losses for both periods from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2026. Additionally, there were no gross gains and $3 thousand in gross losses for both periods from investment sales/calls realized by the Corporation for the three and six months ended June 30, 2025.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$29,897	$(455)	$54,258	$(7,549)	$84,155	$(8,004)
Mortgage Backed Securities - Residential	86,927	(1,268)	400,334	(60,124)	487,261	(61,392)
Mortgage Backed Securities - Commercial	1,046	—	10,828	(529)	11,874	(529)
Collateralized mortgage obligations	29,493	(598)	119,729	(23,059)	149,222	(23,657)
State and municipal obligations	60,265	(419)	159,926	(22,787)	220,191	(23,206)
Municipal taxable	888	(7)	13,732	(2,033)	14,620	(2,040)
Collateralized debt obligations	248	—	—	—	248	—
Total temporarily impaired securities	$208,764	$(2,747)	$758,807	$(116,081)	$967,571	$(118,828)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,137	$(31)	$59,562	$(7,718)	$66,699	$(7,749)
Mortgage Backed Securities - Residential	11,961	(29)	427,877	(58,427)	439,838	(58,456)
Mortgage Backed Securities - Commercial	—	—	11,114	(328)	11,114	(328)
Collateralized mortgage obligations	4,381	(43)	135,393	(21,579)	139,774	(21,622)
State and municipal obligations	23,889	(86)	204,976	(23,370)	228,865	(23,456)
Municipal taxable	—	—	13,876	(1,893)	13,876	(1,893)
Total temporarily impaired securities	$47,368	$(189)	$852,798	$(113,315)	$900,166	$(113,504)

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

Gross unrealized losses on investment securities were $118.83 million as of June 30, 2026 and $113.50 million as of December 31, 2025. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that we will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month period ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Beginning balance	$2,675	$2,974	$2,974	$2,974
Recoveries of amounts previously written off	—	—	(299)	—
Ending balance	$2,675	$2,974	$2,675	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $36.3 million at June 30, 2026 and $37.9 million at December 31, 2025. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $17.4 million at June 30, 2026 and $19.9 million at December 31, 2025. These balances are reflected in the other liabilities line on the consolidated balance sheets. The Corporation expects to fulfill these commitments by the end of December 31, 2037.

The Corporation recognized amortization expense of $1 thousand during the six months ended June 30, 2026, and $31 thousand during the six months ended June 30, 2025, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $1.5 million during the six months ended June 30, 2026, and $1.4 million during the six months ended June 30, 2025, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.2 million during the six months ended June 30, 2026, and $1.8 million during the six months ended June 30, 2025.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities and collateralized debt obligations. The fair value of collateral debt obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s collateral debt obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurements.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	June 30, 2026
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Idential Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$91,251	$—	$91,251
Mortgage Backed Securities-residential	—	509,395	—	509,395
Mortgage Backed Securities-commercial	—	12,078	—	12,078
Collateralized mortgage obligations	—	152,525	—	152,525
State and municipal	—	381,988	—	381,988
Municipal taxable	—	18,066	—	18,066
Collateralized debt obligations	—	248	2,651	2,899
TOTAL	$—	$1,165,551	$2,651	$1,168,202
Derivative Assets		2,220
Derivative Liabilities		(2,220)

	December 31, 2025
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Idential Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$84,310	$—	$84,310
Mortgage Backed Securities-residential	—	515,419	—	515,419
Mortgage Backed Securities-commercial	—	12,386	—	12,386
Collateralized mortgage obligations	—	158,098	—	158,098
State and municipal	—	357,718	—	357,718
Municipal taxable	—	18,745	—	18,745
Collateralized debt obligations	—	—	2,850	2,850
TOTAL	$—	$1,146,676	$2,850	$1,149,526
Derivative Assets		2,709
Derivative Liabilities		(2,709)

There were no transfers between Level 1 and Level 2 during 2026 and 2025.

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and the year ended December 31, 2025.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended
June 30, 2026
State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, April 1	$—	$2,642	$2,642
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	9	9
Transfers	—	—	—
Settlements	—	—	—

Ending balance, June 30	$—	$2,651	$2,651

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
	June 30, 2026
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$—	$2,850	$2,850
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(199)	(199)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, June 30	$—	$2,651	$2,651

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

Other real estate owned is valued at Level 3. Other real estate owned at June 30, 2026 with a value of $1.0 million was reduced by $41 thousand for fair value adjustment. At June 30, 2026 other real estate owned was comprised of $834 thousand from commercial loans and $205 thousand from residential loans. Other real estate owned at December 31, 2025 with a value of $94 thousand was reduced by $9 thousand for fair value adjustment. At December 31, 2025 other real estate owned was comprised of $94 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 0% to 100% with an average discount of 51%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at June 30, 2026.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,651	Discounted cash flow	Discount rate	5.67%
Collateral dependent loans	$4,510	Discounted cash flow	Discount rate for age of appraisal and market conditions	0.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2025.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,850	Discounted cash flow	Discount rate	5.96%
Collateral dependent loans	7,328	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at June 30, 2026 and December 31, 2025, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	June 30, 2026
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$96,633	$35,279	$61,354	$—	$96,633
Federal funds sold	—	—	—	—	—
Securities available-for-sale	1,168,202	—	1,165,551	2,651	1,168,202
Restricted stock	23,475	n/a	n/a	n/a	n/a
Loans, net	4,416,959	—	—	4,351,454	4,351,454
Accrued interest receivable	28,320	—	7,288	21,032	28,320
Deposits	(4,833,399)	—	(4,829,802)	—	(4,829,802)
Short-term borrowings	(310,091)	—	(310,091)	—	(310,091)
Other borrowings	(291,461)	—	(291,462)	—	(291,462)
Accrued interest payable	(3,516)	—	(3,516)	—	(3,516)

	December 31, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$130,369	$38,587	$91,782	$—	$130,369
Federal funds sold	475	—	475	—	475
Securities available-for-sale	1,149,526	—	1,146,676	2,850	1,149,526
Restricted stock	18,536	n/a	n/a	n/a	n/a
Loans, net	4,007,308	—	—	3,949,043	3,949,043
Accrued interest receivable	27,762	—	6,482	21,280	27,762
Deposits	(4,551,111)	—	(4,554,207)	—	(4,554,207)
Short-term borrowings	(292,468)	—	(292,468)	—	(292,468)
Other borrowings	(188,208)	—	(188,208)	—	(188,208)
Accrued interest payable	(3,084)	—	(3,084)	—	(3,084)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	June 30, 2026	December 31, 2025
Federal Funds Purchased	$281,600	$257,825
Repurchase Agreements	28,491	34,643
	$310,091	$292,468

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

June 30, 2026
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$26,130	$331	$—	$2,030	$28,491

December 31, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$27,514	$351	$3,978	$2,800	$34,643

Other borrowings:

Other borrowings at June 30, 2026 and December 31, 2025 are summarized as follows:

(Dollar amounts in thousands)	June 30, 2026	December 31, 2025
FHLB advances	$284,412	$175,708
Notes payable	7,049	12,500
TOTAL	$291,461	$188,208

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended June 30,

2027	$287,943
2028	518
2029	3,000
2030	—
2031	—
Thereafter	—
$291,461

At June 30, 2026 and December 31, 2025, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB) and accordingly are permitted to obtain advances. There are $284.4 million of advances from the FHLB at June 30, 2026, and $175.7 million of advances at December 31, 2025. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation acquired a note payable to a commercial bank and debentures with the acquisition of CedarStone. The note was repaid in the second quarter, and the balance of the debentures at June 30, 2026 is $7.0 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended June 30,				Six Months Ended June 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$104	$107	$6	$3	$208	$215	$11	$6
Interest cost	990	1,017	38	32	1,980	2,033	75	64
Expected return on plan assets	(1,216)	(1,093)	—	—	(2,432)	(2,187)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	—	—	(30)	(39)	—	—	(60)	(78)
Net Periodic Benefit Cost	$(122)	$31	$14	$(4)	$(244)	$61	$26	$(8)

Employer Contributions

First Financial Corporation previously disclosed in its financial statements for the year ended December 31, 2025 that it expected to contribute $1.6 million and $556 thousand respectively to its Pension Plan and ESOP and $244 thousand to the Post Retirement Health Benefits Plan in 2026. Contributions of $690 thousand have been made to the Pension Plan thus far in 2026. Contributions of $110 thousand have been made through the first six months of 2026 for the Post Retirement Health Benefits plan. No contributions have been made in 2026 for the ESOP. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first six months of 2026 and 2025 there has been $2.1 million and $1.6 million of expense recorded for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Corporation’s sources of Non-Interest Income for the three and six months ended June 30, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Non-interest income
Service charges on deposits and debit card fee income	$8,217	$7,554	$15,599	$15,139
Trust and financial services	1,503	1,490	2,994	2,883
Interchange income	214	180	400	394
Net gains on sales of loans (a)	493	430	787	655
Loan servicing fees (a)	333	326	659	492
Net gains/(losses) on sales of securities (a)	(109)	(3)	(109)	(3)
Other service charges and fees (a)	345	256	719	572
Other (b)	(350)	148	814	760
Total non-interest income	$10,646	$10,381	$21,863	$20,892
(a)Not within the scope of ASC 606.
(b)The Other category includes gains/(losses) on the sale of OREO for the three months ended June 30, 2026 and June 30, 2025, totaling $(20) thousand and $(180) thousand, respectively, and for the six months ended for the same periods, totaling $(31) thousand and $(180) thousand, which is within the scope of ASC 606; the remaining balance is outside the scope of ASC 606.

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

10.   Accumulated Other Comprehensive (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive (loss) for the three and six months ended June 30, 2026 and 2025.

	Unrealized
	gains and
	(Losses) on available-	2026
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(92,032)	$(3,244)	$(95,276)
Change in other comprehensive income (loss) before reclassification	4,050	—	4,050
Amounts reclassified from accumulated other comprehensive income	82	79	161
Net current period other comprehensive income (loss)	4,132	79	4,211
Ending balance, June 30,	$(87,900)	$(3,165)	$(91,065)

	Unrealized
	gains and
	(Losses) on available-	2026
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(83,358)	$(3,323)	$(86,681)
Change in other comprehensive income (loss) before reclassification	(4,624)	—	(4,624)
Amounts reclassified from accumulated other comprehensive income	82	158	240
Net current period other comprehensive income (loss)	(4,542)	158	(4,384)
Ending balance, June 30,	$(87,900)	$(3,165)	$(91,065)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, April 1,	$(116,707)	$(4,475)	$(121,182)
Change in other comprehensive income (loss) before reclassification	2,944	—	2,944
Amounts reclassified from accumulated other comprehensive income	2	2	4
Net current period other comprehensive income (loss)	2,946	2	2,948
Ending balance, June 30,	$(113,761)	$(4,473)	$(118,234)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	14,044	—	14,044
Amounts reclassified from accumulated other comprehensive income	2	5	7
Net current period other comprehensive income (loss)	14,046	5	14,051
Ending balance, June 30,	$(113,761)	$(4,473)	$(118,234)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2026	Change	6/30/2026
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(94,014)	$4,126	$(89,888)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	1,982	6	1,988
Total unrealized loss on securities available-for-sale	$(92,032)	$4,132	$(87,900)
Unrealized gain (loss) on retirement plans	(3,244)	79	(3,165)
TOTAL	$(95,276)	$4,211	$(91,065)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2026	Change	6/30/2026
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(85,496)	$(4,392)	$(89,888)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,138	(150)	1,988
Total unrealized gain (loss) on securities available-for-sale	$(83,358)	$(4,542)	$(87,900)
Unrealized gain (loss) on retirement plans	(3,323)	158	(3,165)
TOTAL	$(86,681)	$(4,384)	$(91,065)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	4/1/2025	Change	6/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(118,883)	$2,941	$(115,942)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,176	5	2,181
Total unrealized gain (loss) on securities available-for-sale	$(116,707)	$2,946	$(113,761)
Unrealized loss on retirement plans	(4,475)	2	(4,473)
TOTAL	$(121,182)	$2,948	$(118,234)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	6/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$14,037	$(115,942)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	9	2,181
Total unrealized income (loss) on securities available-for-sale	$(127,807)	$14,046	$(113,761)
Unrealized gain (loss) on retirement plans	(4,478)	5	(4,473)
TOTAL	$(132,285)	$14,051	$(118,234)

	Three Months Ended June 30, 2026
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(109)		Net securities gains (losses)
on available-for-sale	27		Income tax expense
securities	$(82)		Net of tax

Amortization of	$(105)	(a)	Salary and benefits
retirement plan items	26		Income tax expense
	$(79)		Net of tax
Total reclassifications for the period	$(161)		Net of tax

(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Six Months Ended June 30, 2026
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(109)		Net securities gains (losses)
on available-for-sale	27		Income tax expense
securities	$(82)		Net of tax

Amortization of	$(210)	(a)	Salary and benefits
retirement plan items	52		Income tax expense
	$(158)		Net of tax
Total reclassifications for the period	$(240)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Three Months Ended June 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(3)		Net securities gains (losses)
on available-for-sale	1		Income tax expense
securities	$(2)		Net of tax

Amortization of	$(3)	(a)	Salary and benefits
retirement plan items	1		Income tax expense
	$(2)		Net of tax
Total reclassifications for the period	$(4)		Net of tax

(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).

	Six Months Ended June 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(3)		Net securities gains (losses)
on available-for-sale	1		Income tax expense
securities	$(2)		Net of tax

Amortization of	$(7)	(a)	Salary and benefits
retirement plan items	2		Income tax expense
	$(5)		Net of tax
Total reclassifications for the period	$(7)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Footnote 8 for additional details).
(a)

11.   Leases

The Corporation leases certain branches under operating leases. At June 30, 2026, the Corporation had lease liabilities totaling $7,683,000 and right-of-use assets totaling $7,507,000 related to these leases. At December 31, 2025, the Corporation had lease liabilities totaling $7,547,000 and right-of-use assets totaling $7,386,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2026, the weighted average remaining lease term for operating leases was 10.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.55%.

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

Lease costs were as follows:

	Six Months Ended	Six Months Ended
(Dollar amounts in thousands)	June 30, 2026	June 30, 2025
Operating lease cost	$721	$711
Short-term lease cost	7	35
Variable lease cost	33	3
Total lease cost	$761	$749

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	664	615
Right-of-use assets obtained in exchange for new operating lease liabilities	1,033	—

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026 were as follows:

(Dollar amounts in thousands)	June 30, 2026
Twelve Months Ended June 30,
2027	$1,308
2028	1,303
2029	1,016
2030	865
2031	654
Thereafter	4,431
Total Future Minimum Lease Payments	9,577
Amounts Representing Interest	(1,894)
Present Value of Net Future Minimum Lease Payments	$7,683

12.   Acquisitions

On March 1, 2026, the Corporation completed its acquisition of CedarStone Financial, Inc. Therefore, the results of CedarStone have been included in the results of operations beginning on March 1, 2026. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), First Financial paid $19.12 per share in cash for each share of CedarStone’s common stock outstanding. The aggregate value of the transaction was approximately $25.0 million. Acquisition-related costs of $1.5 million were included in the Corporation’s income statement for the year-to-date period ended December 31, 2025. Additionally, the Corporation included acquisition-related costs of $1.5 million in the Corporation’s income statement for the six months ending June 30, 2026.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, which resulted in a bargain purchase gain of $33 thousand.

		Measurement
	As Initially	Period
(Dollar amounts in thousands)	Reported	Adjustments	As Adjusted
Consideration
Cash consideration	$25,003	$—	$25,003

Fair value of total consideration transferred	$25,003	$—	$25,003

Assets acquired
Cash	$13,224	$(1,011)	$12,213
Investment securities available-for-sale	53,509	(97)	53,412
Federal funds sold	—	—	—
Bank owned life insurance	4,481	—	4,481
Federal Home Loan Bank stock	1,215	—	1,215
Loans	286,102	—	286,102
Premises and equipment	11,106	—	11,106
Core deposit intangibles	5,317	—	5,317
Other assets	773	153	926
Total assets acquired	375,727	(955)	374,772

Liabilities assumed
Deposits	313,536	—	313,536
Short-term borrowings	20,800	—	20,800
Other borrowings	13,627	—	13,627
Other liabilities	2,045	(272)	1,773
Total liabilities assumed	350,008	(272)	349,736

Net identifiable assets	25,719	(683)	25,036
Bargain purchase gain	$(716)	$683	$(33)

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

	Six Months Ended June 30,
(Dollar amounts in thousands, except per share data)	2026	2025
Net interest income	$119,249	$108,730
Net income	$42,125	$37,779
Basic and diluted earnings per share	$3.54	$3.19

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

The ACL and allowance for unfunded commitments were $50.9 million and $2.9 million, respectively at June 30, 2026, compared to $48.0 million and $2.9 million, respectively at December 31, 2025. The qualitative amount of the reserve increased $1.8 million to $15.9 million. The quantitative amount is $34.4 million at June 30, 2026, compared to $33.6 million at December 31, 2025. There was no change in the allowance for unfunded commitments. As a result of the acquisition of CedarStone Financial, Inc., the Corporation recorded an additional allowance for credit loss on loans of $3.3 million. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

On March 1, 2026, First Financial Corporation completed the acquisition of CedarStone Financial, Inc. As a result of the acquisition, the book value of loans acquired were $292 million, and the book value of deposits acquired were $313 million. Additionally, we recorded a bargain purchase gain of $33 thousand. Net income reflected one month of activity in the first quarter for activity from CedarStone. Included in the variances in the following discussion are the values provided in this paragraph.

Net income for the three months ended June 30, 2026 was $22.7 million, compared to $18.6 million for the same period in 2025. Basic earnings per share increased to $1.91 for the second quarter of 2026 compared to $1.57 for the same period in 2025. Return on average assets and return on average equity were 1.48% and 13.71% respectively, for the three months ended June 30, 2026 compared to 1.34% and 12.90% for the three months ended June 30, 2025. Net income for the six months ended June 30, 2026 was $42.5 million, compared to $37.0 million for the same period in 2025. Basic earnings per share increased to $3.58 for the six months of 2026 compared to $3.12 for the same period in 2025. Return on average assets and return on average equity were 1.42% and 12.82% respectively, for the six months ended June 30, 2026 compared to 1.34% and 12.97% for the six months ended June 30, 2025.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity remains strong, with cash and available for sale securities representing approximately 20.5% of assets at June 30, 2026. The Corporation maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk for additional information.

●	Capital remains strong, with ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy, included elsewhere in this report for additional details.
●	Asset quality remains solid, with a non-performing asset ratio of 0.50% of total assets as of June 30, 2026 and net charge-offs of 0.20% to average loans and leases, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Corporation’s strong credit performance during prior financial crises. Refer to the section Non-Performing Loan for additional information.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other investments and the interest paid for deposits and other sources of funds. Net interest income increased $8.5 million in the three months ended June 30, 2026 to $61.2 million from $52.7 million in the same period in 2025. The net interest margin for the three months ended June 30, 2026 is 4.33% compared to 4.15% for the same period in 2025, a 4.32% increase. Net interest income increased $13.5 million in the six months ended June 30, 2026 to $118.2 million from $104.6 million in the same period in 2025. The net interest margin for the six months ended June 30, 2026 is 4.28% compared to 4.13% for the same period in 2025, a 3.61% increase.

The increase in yields on investments of 29 basis points is the primary contributor to the improved yield on average earning assets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, the effective rate paid on average interest-bearing deposits decreased 13 basis points. For the same period discussed above, interest paid on other borrowings decreased 71 basis points.

Non-Interest Income

Non-interest income for the three months ended June 30, 2026 was $10.6 million compared to $10.4 million for the same period in 2025. Non-interest income for the six months ended June 30, 2026 was $21.9 million compared to $20.9 million for the same period in 2025.

Non-Interest Expenses

The Corporation’s non-interest expense for the quarter ended June 30, 2026 was $42.5 million compared to $38.3 million for the same period in 2025. The Corporation’s non-interest expense for the six months ended June 30, 2026 was $83.4 million compared to $75.0 million for the same period in 2025. This includes an overall increase in operating expenses as a result of the acquisition.

Allowance for Credit Losses

The Corporation’s provision for credit losses for the three months ended June 30, 2026, was $1.3 million, compared to $2.0 million for the same period of 2025. Net charge-offs for the second quarter of 2026 were $2.7 million compared to net charge-offs of $1.7 million for the same period of 2025. The Corporation’s provision for credit losses for the six months ended June 30, 2026, was $3.9 million, compared to $3.9 million for the same period of 2025. Net charge-offs for the six months ended June 30, 2026 were $4.2 million compared to net charge-offs of $3.5 million for the same period of 2025. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate. In the first six months of 2026, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first six months of 2026 was 19.36% compared to 20.62% for the same period in 2025.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased to $27.1 million at June 30, 2026 compared to $28.6 million at December 31, 2025. Nonperforming loans increased 176.3% compared to $9.8 million as of June 30, 2025.

A summary of non-performing loans at June 30, 2026 and December 31, 2025 follows:

(Dollar amounts in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans	$24,035	$27,495
Accruing loans past due over 90 days	3,030	1,083
	$27,065	$28,578

Ratio of the allowance for credit losses as a percentage of non-performing loans	188.2%	167.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	June 30, 2026	December 31, 2025
Non-accrual loans
Commercial loans	$17,668	$22,836
Residential loans	4,026	1,997
Consumer loans	2,341	2,662
	$24,035	$27,495
Past due 90 days or more and still accruing
Commercial loans	$1,261	$50
Residential loans	1,740	1,032
Consumer loans	29	1
	$3,030	$1,083

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

The table below shows the Corporation’s estimated sensitivity profile as of June 30, 2026. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.38% over the next 12 months and increase 1.35% over the following 12 months. Given a 100 basis point decrease in rates, net interest income would increase 3.29% over the next 12 months and increase 0.04% over the following 12 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	5.01%	(5.86)%	(15.45)%
Down 200	5.12	(1.78)	(8.29)
Down 100	3.29	0.04	(3.13)
Up 100	(1.38)	1.35	4.47
Up 200	(5.34)	0.09	6.34
Up 300	(7.97)	0.14	9.51

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $6.8 million of investments that mature throughout the next 12 months. The Corporation also anticipates $106.1 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $55.7 million in securities to be called within the next 12 months. The Corporation also has $199.5 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $1.0 billion available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first six months of 2026 to year-ended December 31, 2025, loans net of deferred loan costs, have increased $413 million to $4.5 billion. Deposits increased 6.2% to $4.8 billion at June 30, 2026 compared to December 31, 2025. Other borrowings increased $103.3 million to $291.5 million at June 30, 2026 compared to December 31, 2025. Shareholders’ equity increased 3.83% or $24.9 million. This financial performance increased book value per share 3.73% to $56.83 at June 30, 2026 from $54.78 at December 31, 2025. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss increased $4.4 million primarily due to the market value of the securities portfolio, which reflected the decrease in securities pricing.

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

	June 30, 2026	December 31, 2025	To Be Well Capitalized
Common equity tier 1 capital
Corporation	12.78%	13.21%	N/A
First Financial Bank	12.63%	13.11%	6.50%
Total risk-based capital
Corporation	13.79%	14.22%	N/A
First Financial Bank	13.63%	14.14%	10.00%
Tier I risk-based capital
Corporation	12.78%	13.21%	N/A
First Financial Bank	12.63%	13.11%	8.00%
Tier I leverage capital
Corporation	10.81%	11.25%	N/A
First Financial Bank	10.36%	10.82%	5.00%

ITEM 4.Controls and Procedures

First Financial Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of June 30, 2026 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s 2025 Form 10-K filed for December 31, 2025.

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

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
April 1-30, 2026	—	—	—	—
May 1-31, 2026	—	—	—	—
June 1-30, 2026	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended June 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2026, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed June 30, 2026.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2026, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 30, 2026.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2026, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed June 30, 2026.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2026, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed June 30, 2026.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 by Principal Executive Officer, dated August 6, 2026.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 by Principal Financial Officer, dated August 6, 2026.
32.1

Certification, dated May 6, 2026, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended June 30, 2026.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended June 30, 2026, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: August 6, 2026	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: August 6, 2026	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)