Form 10-Q
period 2026-09-30
FIRST FINANCIAL CORP /IN/
filed 2026-11-04
CIK 714562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2026

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

Yes ☐ No ☑.

As of November 1, 2026, the registrant had outstanding 11,891,896 shares of common stock, $0.125 stated par value per share.

FIRST FINANCIAL CORPORATION

FORM 10-Q

Part I – Financial Information

Item 1.Financial Statements

FIRST FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks	$92,497	$130,369
Federal funds sold	667	475
Securities available-for-sale	1,104,628	1,149,526
Loans:
Commercial	2,371,255	2,375,344
Residential	1,308,869	986,955
Consumer	725,268	688,135
	4,405,392	4,050,434
(Less) plus:
Net deferred loan (fees)/costs	6,408	4,869
Allowance for credit losses	(49,717)	(47,995)
	4,362,083	4,007,308
Restricted stock	23,579	18,536
Accrued interest receivable	28,797	27,762
Premises and equipment, net	87,697	78,582
Bank-owned life insurance	137,867	131,286
Goodwill	98,229	98,229
Other intangible assets	17,629	16,234
Other real estate owned	1,418	94
Other assets	105,856	97,725
TOTAL ASSETS	$6,060,947	$5,756,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$990,989	$916,473
Interest-bearing:
Certificates of deposit exceeding the FDIC insurance limits	218,702	135,605
Other interest-bearing deposits	3,655,606	3,499,033
	4,865,297	4,551,111
Short-term borrowings	203,472	292,468
Other borrowings	262,348	188,208
Other liabilities	69,384	73,470
TOTAL LIABILITIES	5,400,501	5,105,257
Shareholders’ equity
Common stock, $0.125 stated value per share; Authorized shares - 40,000,000; Issued shares-16,206,804 in 2026 and 16,190,157 in 2025; Outstanding shares - 11,891,896 in 2026 and 11,880,759 in 2025	2,022	2,021
Additional paid-in capital	148,046	147,442
Retained earnings	791,803	741,793
Accumulated other comprehensive loss	(127,387)	(86,681)
Less: Treasury shares at cost - 4,314,908 in 2026 and 4,309,398 in 2025	(154,038)	(153,706)
TOTAL SHAREHOLDERS’ EQUITY	660,446	650,869
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,060,947	$5,756,126

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME:
Loans, including related fees	$76,585	$67,070	$218,092	$195,457
Securities:
Taxable	6,367	5,985	19,257	17,902
Tax-exempt	3,019	2,689	8,897	7,915
Other	958	900	2,848	2,579
TOTAL INTEREST INCOME	86,929	76,644	249,094	223,853
INTEREST EXPENSE:
Deposits	18,117	18,002	52,496	54,696
Short-term borrowings	2,303	1,916	7,275	5,007
Other borrowings	2,983	2,123	7,642	4,901
TOTAL INTEREST EXPENSE	23,403	22,041	67,413	64,604
NET INTEREST INCOME	63,526	54,603	181,681	159,249
Provision for (benefit from) credit losses - loans	(250)	1,950	3,600	5,850
Provision for (benefit from) credit losses - unfunded commitments	(500)	—	(500)	100
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	64,276	52,653	178,581	153,299
NON-INTEREST INCOME:
Trust and financial services	1,394	1,278	4,388	4,161
Service charges and fees on deposit accounts	8,407	8,104	24,006	23,243
Other service charges and fees	259	251	978	823
Securities gains (losses), net	—	24	(109)	21
Interchange income	232	176	632	570
Loan servicing fees	338	338	997	830
Gain on sales of mortgage loans	335	494	1,122	1,149
Other	469	484	1,283	1,244
TOTAL NON-INTEREST INCOME	11,434	11,149	33,297	32,041
NON-INTEREST EXPENSE:
Salaries and employee benefits	20,809	19,788	63,442	58,725
Occupancy expense	2,730	2,738	8,402	7,886
Equipment expense	5,836	4,811	16,473	13,903
FDIC expense	665	690	2,045	2,235
Other	11,239	10,021	34,325	30,234
TOTAL NON-INTEREST EXPENSE	41,279	38,048	124,687	112,983
INCOME BEFORE INCOME TAXES	34,431	25,754	87,191	72,357
Provision for income taxes	6,990	4,992	17,203	14,603
NET INCOME	27,441	20,762	69,988	57,754
OTHER COMPREHENSIVE INCOME
Change in unrealized gains/(losses) on securities, net of reclassifications and taxes	(36,401)	19,596	(40,943)	33,642
Change in funded status of post retirement benefits, net of taxes	79	3	237	8
COMPREHENSIVE INCOME	$(8,881)	$40,361	$29,282	$91,404
PER SHARE DATA
Basic and Diluted Earnings per Share	$2.31	$1.75	$5.89	$4.87
Weighted average number of shares outstanding (in thousands)	11,892	11,851	11,889	11,848

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three and Nine Months Ended

September 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

(Unaudited)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, July 1, 2025	$2,020	$146,391	$712,271	$(118,234)	$(154,780)	$587,668
Net income	—	—	20,762	—	—	20,762
Other comprehensive income	—	—	—	19,599	—	19,599
Omnibus Equity Incentive Plan	—	233	—	—	—	233
Cash dividends, $.51 per share	—	—	(6,044)	—	—	(6,044)
Balance, September 30, 2025	$2,020	$146,624	$726,989	$(98,635)	$(154,780)	$622,218

Balance, July 1, 2026	$2,022	$147,844	$771,022	$(91,065)	$(154,038)	$675,785
Net income	—	—	27,441	—	—	27,441
Other comprehensive income	—	—	—	(36,322)	—	(36,322)
Omnibus Equity Incentive Plan	—	202	—	—	—	202
Cash dividends, $.56 per share	—	—	(6,660)	—	—	(6,660)
Balance, September 30, 2026	$2,022	$148,046	$791,803	$(127,387)	$(154,038)	$660,446

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income/(Loss)	Stock	Total
Balance, January 1, 2025	$2,018	$145,927	$687,366	$(132,285)	$(153,985)	$549,041
Net income	—	—	57,754	—	—	57,754
Other comprehensive income	—	—	—	33,650	—	33,650
Omnibus Equity Incentive Plan	2	697	—	—	—	699
Treasury shares purchased (17,028 shares)	—	—	—	—	(795)	(795)
Cash dividends, $1.53 per share	—	—	(18,131)	—	—	(18,131)
Balance, September 30, 2025	$2,020	$146,624	$726,989	$(98,635)	$(154,780)	$622,218

Balance, January 1, 2026	$2,021	$147,442	$741,793	$(86,681)	$(153,706)	$650,869
Net income	—	—	69,988	—	—	69,988
Other comprehensive income	—	—	—	(40,706)	—	(40,706)
Omnibus Equity Incentive Plan	1	604	—	—	—	605
Treasury shares purchased (5,510 shares)	—	—	—	—	(332)	(332)
Cash dividends, $1.68 per share	—	—	(19,978)	—	—	(19,978)
Balance, September 30, 2026	$2,022	$148,046	$791,803	$(127,387)	$(154,038)	$660,446

See accompanying notes.

FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$69,988	$57,754
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investments	2,274	2,981
Provision for credit losses	3,100	5,950
Securities (gains)/losses	109	(21)
Depreciation and amortization	8,997	9,104
Bargain purchase gain	(33)	—
Restricted stock compensation	605	699
Gain on sale of mortgage loans	(1,122)	(1,149)
(Gain)/loss on sale of other real estate	4	(66)
Other, net	(7,206)	(14,623)
NET CASH FROM OPERATING ACTIVITIES	76,716	60,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	47,691	—
Calls, maturities and principal reductions on securities available-for-sale	101,855	93,280
Purchases of securities available-for-sale	(106,319)	(42,477)
Loans made to customers, net of repayment	(69,288)	(129,816)
Net change in federal funds sold	(192)	663
Redemption of restricted stock	1,230	62
Purchase of restricted stock	(5,058)	(1,268)
Cash received (disbursed) from acquisitions, net	(12,790)	—
Proceeds from sales of other real estate owned	72	449
Additions to premises and equipment	(3,085)	(2,787)
NET CASH FROM INVESTING ACTIVITIES	(45,884)	(81,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	970	(103,580)
Net change in short-term borrowings	(94,482)	(4,535)
Dividends paid	(19,969)	(18,120)
Purchase of treasury shares	(332)	(795)
Proceeds from other borrowings	3,983,893	1,850,000
Maturities of other borrowings	(3,938,784)	(1,707,793)
NET CASH FROM FINANCING ACTIVITIES	(68,704)	15,177
NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,872)	(6,088)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	130,369	93,526
CASH AND DUE FROM BANKS, END OF PERIOD	$92,497	$87,438

See accompanying notes.

FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2026 and 2025 consolidated financial statements are unaudited. The December 31, 2025 consolidated financial statements are as reported in the First Financial Corporation (the “Corporation”) 2025 annual report. The information presented does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The following notes should be read together with notes to the consolidated financial statements included in the 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2025.

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

The Corporation operates as a single segment entity for financial reporting purposes and adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, for the nine months ended September 30, 2026. The Company has determined that its current operating model is structured whereby banking locations and divisions serve a similar base of commercial and retail customers for which the Corporation provides similar products and services managed through similar processes and technology platforms. The Chief Financial Officer (“CFO”) serves as the Corporation’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses performance of the Corporation based on the consolidated performance, excluding all significant intercompany balances and transactions of the Corporation and its wholly owned subsidiary, the banking segment, and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. The CODM assesses performance for the banking segment and decides how to allocate resources based on net income as reported on the consolidated statement of income as consolidated net income. Accordingly, all of the Corporation’s operations are considered by management to be aggregated in one reportable operating segment, the banking segment. All categories of interest expense and non-interest expense as disclosed on the Corporation’s consolidated statements of income are considered significant to the banking segment.

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

The Omnibus Equity Incentive Plan is a long-term incentive plan that was designed to align the interests of participants with the interests of shareholders. Under the plan, awards may be made based on certain performance measures. The grants are made in restricted stock units that are subject to a vesting schedule. These shares vest over 3 years in increments of 33%, 33%, and 34%, respectively. For the nine months ended September 30, 2026 and 2025, 16,647 and 25,134 shares were awarded, respectively. These shares had a grant date value of $1.1 million and $1.2 million for 2026 and 2025, vest over three years, and their grant is not subject to future performance measures. Outstanding shares are increased at the award date for the total shares awarded.

On March 1, 2026, the Corporation completed its acquisition of CedarStone Financial, Inc. Therefore, the results of CedarStone have been included in the results of operations beginning on March 1, 2026. See Note 12, Acquisitions, for more information.

On August 26, 2026, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Illinois Corporation, Decatur, Illinois (“First Illinois”). Under the terms of the Merger Agreement, subject to the allocation and election procedures set forth therein, each outstanding share of First Illinois common stock will be converted into the right to receive either 0.5727 shares of the Corporation’s common stock or $44.35 in cash, with 70% of First Illinois common stock to be exchanged for the

Corporation’s common stock and 30% to be exchanged for cash, in each case subject to the terms of the Merger Agreement. Cash will be paid in lieu of fractional shares. The merger is expected to close in the first quarter of 2027.

On July 4, 2025, President Trump signed into law the legislation formally titled, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” (“the Act”). The Corporation evaluated and applied the income tax implications of the Act. The Corporation’s financial statements were not materially impacted by the Act.

2.    New accounting standards

Accounting Pronouncements Adopted:

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU amends Accounting Standards Codification (“ASC”) 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue From Contracts with Customers". This ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for financial statements that have not yet been issued. The Corporation adopted ASU 2025-05 on January 1, 2026. The Corporation assessed ASU 2025-05, elected the practical expedient, and applied the standard to the consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Corporation early adopted ASU 2025-08 on January 1, 2026. The Corporation applied the standard to the acquisition of CedarStone Financial Inc., which supported the impact to the allowance for credit loss, but limited the impact to the provision for credit losses on March 1, 2026.

Recent Accounting Pronouncements:

In November 2024, FASB)issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Corporation is assessing ASU 2024-03 and its effect on its consolidated financial statements and related disclosures.

3.    Allowance for Credit Losses

The following table presents the activity of the allowance for credit losses by portfolio segment for the three months ended September 30.

Allowance for Credit Losses:	September 30, 2026
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$17,919	$19,261	$13,196	$562	$50,938
Provision for credit losses	(1,981)	703	1,022	6	(250)
Loans charged-off	(489)	(213)	(2,347)	—	(3,049)
Recoveries	643	137	1,298	—	2,078
Ending Balance	$16,092	$19,888	$13,169	$568	$49,717

Allowance for Credit Losses:	September 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,408	$17,795	$12,559	$325	$47,087
Provision for credit losses	1,584	(787)	1,100	53	1,950
Loans charged-off	(364)	(8)	(2,854)	—	(3,226)
Recoveries	248	74	1,278	—	1,600
Ending Balance	$17,876	$17,074	$12,083	$378	$47,411

The following table presents the activity of the allowance for credit losses by portfolio segment for the nine months ended September 30.

Allowance for Credit Losses:	September 30, 2026
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$18,805	$16,620	$12,348	$222	$47,995
Initial allowance on acquired loans	502	2,722	96	—	3,320
Provision for credit losses	(1,781)	593	4,442	346	3,600
Loans charged-off	(2,383)	(394)	(7,301)	—	(10,078)
Recoveries	949	347	3,584	—	4,880
Ending Balance	$16,092	$19,888	$13,169	$568	$49,717

Allowance for Credit Losses:	September 30, 2025
(Dollar amounts in thousands)	Commercial	Residential	Consumer	Unallocated	Total
Beginning balance	$16,963	$17,470	$12,046	$253	$46,732
Provision for credit losses	1,339	(507)	4,893	125	5,850
Loans charged-off	(1,063)	(125)	(8,207)	—	(9,395)
Recoveries	637	236	3,351	—	4,224
Ending Balance	$17,876	$17,074	$12,083	$378	$47,411

The tables below present the recorded investment in non-performing loans by class of loans.

	September 30, 2026
	Loans Past
	Due Over		Nonaccrual
	90 Days		With No
	and Greater		Allowance
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$53	$380	$—
Farmland	—	191	—
Non Farm, Non Residential	89	14,176	78
Agriculture	—	645	24
All Other Commercial	—	185	143
Residential
First Liens	875	1,355	—
Home Equity	83	219	—
Junior Liens	236	273	—
Multifamily	—	—	—
All Other Residential	—	—	—
Consumer
Motor Vehicle	2	2,212	—
All Other Consumer	5	139	—
TOTAL	$1,343	$19,775	$245

	December 31, 2025
	Loans Past
	Due Over		Nonaccrual
	90 Days		With No
	and Greater		Allowance
(Dollar amounts in thousands)	Still Accruing	Nonaccrual	For Credit Loss
Commercial
Commercial & Industrial	$51	$6,058	$394
Farmland	—	—	—
Non Farm, Non Residential	—	15,365	13,126
Agriculture	—	1,218	—
All Other Commercial	—	195	143
Residential
First Liens	606	918	82
Home Equity	178	442	—
Junior Liens	232	81	—
Multifamily	47	517	205
All Other Residential	—	39	20
Consumer
Motor Vehicle	—	2,449	—
All Other Consumer	—	213	—
TOTAL	$1,114	$27,495	$13,970

The following tables present the amortized cost basis of collateral dependent loans by class of loans:

	September 30, 2026
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$—	$3,316
Farmland	—	—
Non Farm, Non Residential	13,834	—
Agriculture	—	430
All Other Commercial	143	—
Residential
First Liens	2,197	—
Home Equity	—	—
Junior Liens	565	—
Multifamily	—	—
All Other Residential	—	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$16,739	$3,746

	December 31, 2025
	Collateral Type
(Dollar amounts in thousands)	Real Estate	Other
Commercial
Commercial & Industrial	$3,644	$5,666
Farmland	48	—
Non Farm, Non Residential	17,572	—
Agriculture	—	829
All Other Commercial	143	—
Residential
First Liens	82	—
Home Equity	—	—
Junior Liens	—	—
Multifamily	205	—
All Other Residential	20	—
Consumer
Motor Vehicle	—	—
All Other Consumer	—	—
Total	$21,714	$6,495

The following tables present the aging of the recorded investment in loans by past due category and class of loans.

	September 30, 2026
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$143	$429	$194	$766	$603,848	$604,614
Farmland	112	191	—	303	121,506	121,809
Non Farm, Non Residential	2,060	—	124	2,184	1,089,322	1,091,506
Agriculture	—	92	89	181	119,680	119,861
All Other Commercial	565	—	138	703	446,523	447,226
Residential
First Liens	1,928	1,586	1,608	5,122	548,421	553,543
Home Equity	658	145	201	1,004	142,282	143,286
Junior Liens	975	398	447	1,820	81,906	83,726
Multifamily	—	—	—	—	497,965	497,965
All Other Residential	—	—	—	—	35,183	35,183
Consumer
Motor Vehicle	5,722	1,161	558	7,441	692,345	699,786
All Other Consumer	261	113	57	431	28,192	28,623
TOTAL	$12,424	$4,115	$3,416	$19,955	$4,407,173	$4,427,128

	December 31, 2025
			90 Days
	30-59 Days	60-89 Days	and Greater	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total
Commercial
Commercial & Industrial	$883	$3,937	$1,640	$6,460	$642,454	$648,914
Farmland	320	—	—	320	128,663	128,983
Non Farm, Non Residential	1,060	1,772	85	2,917	910,280	913,197
Agriculture	63	71	343	477	141,341	141,818
All Other Commercial	17	—	175	192	556,861	557,053
Residential
First Liens	3,852	1,151	779	5,782	444,131	449,913
Home Equity	618	234	566	1,418	105,700	107,118
Junior Liens	403	126	266	795	71,989	72,784
Multifamily	187	265	68	520	331,317	331,837
All Other Residential	26	—	24	50	28,936	28,986
Consumer
Motor Vehicle	7,186	1,457	629	9,272	653,385	662,657
All Other Consumer	392	103	68	563	28,056	28,619
TOTAL	$15,007	$9,116	$4,643	$28,766	$4,043,113	$4,071,879

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

The following table presents the amortized cost of loans and leases at September 30, 2026 that were both experiencing financial difficulty and modified during the twelve months ended September 30, 2026, by class and by type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each class of financial receivable is also presented below.

					Combination	Combination
					Term	Term	Total
					Extension and	Extension	Class of
	Principal	Payment	Term	Interest Rate	Principal	Interest Rate	Financing
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivable
Residential
First Liens	$—	$—	$302	$—	$—	$46	0.06%
Junior Liens	—	—	14	—	—	—	0.02%
All Other Residential	—	—	—	—	—	73	0.21%
Consumer
Motor Vehicle	22	—	71	—	87	—	0.03%
TOTAL	$22	$—	$387	$—	$87	$119	0.01%

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

The Corporation closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	September 30, 2026

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total
(Dollar amounts in thousands)	Past Due	Past Due	Past Due	Past Due

Residential
First Liens	$—	$—	$10	$10
TOTAL	$—	$—	$10	$10

The following table presents the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended September 30, 2026.

		Weighted-	Weighted-
		Average	Average
	Principal	Interest Rate	Term
(Dollar amounts in thousands)	Forgiveness	Reduction	Extension
			(months)
Residential
First Liens	$—	4.25%	64
Junior Liens	—	—%	240
All Other Residential	—	0.63%	180
Consumer
Motor Vehicle	46	—%	25
TOTAL	$46	2.03%	72

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended September 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

	Principal	Payment	Term	Interest Rate
(Dollar amounts in thousands)	Forgiveness	Delay	Extension	Reduction

Residential
First Liens	$—	$—	$10	$—
TOTAL	$—	$—	$10	$—

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

The following tables present the commercial loan portfolio by risk category. These balances do not include accrued interest:

		September 30, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$77,900	$61,718	$55,879	$23,286	$62,943	$138,084	$124,966	$544,776
	Special Mention	5,473	338	7,139	2,051	341	12,182	20,096	$47,620
	Substandard	406	133	7	60	110	3,022	3,490	$7,228
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	594	1,071	725	313	122	34	—	$2,859
	Subtotal	$84,373	$63,260	$63,750	$25,710	$63,516	$153,322	$148,552	$602,483

	Current period gross charge-offs	$-	$149	$52	$-	$10	$-	$-	$211

Farmland	Pass	$10,374	$13,635	$7,623	$13,172	$12,461	$49,744	$512	$107,521
	Special Mention	880	749	1,606	880	81	4,542	—	$8,738
	Substandard	—	895	—	—	—	1,510	—	$2,405
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	4	—	$4
	Subtotal	$11,254	$15,279	$9,229	$14,052	$12,542	$55,800	$512	$118,668

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$72,908	$175,896	$165,652	$122,805	$168,876	$333,247	$18,149	$1,057,533
	Special Mention	—	3,891	8,270	—	6	2,044	—	$14,211
	Substandard	—	—	—	—	136	15,524	—	$15,660
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	757	—	—	—	—	—	—	$757
	Subtotal	$73,665	$179,787	$173,922	$122,805	$169,018	$350,815	$18,149	$1,088,161

	Current period gross charge-offs	$-	$-	$-	$-	$-	$775	$-	$775

Agriculture	Pass	$6,101	$6,509	$6,947	$3,924	$3,305	$16,964	$56,610	$100,360
	Special Mention	100	1,226	241	1,182	2,719	2,019	7,131	$14,618
	Substandard	219	105	16	78	—	437	930	$1,785
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	1	—	—	—	—	$1
	Subtotal	$6,420	$7,840	$7,205	$5,184	$6,024	$19,420	$64,671	$116,764

	Current period gross charge-offs	$-	$-	$256	$73	$55	$442	$-	$826

Other Commercial	Pass	$87,242	$147,876	$35,007	$13,677	$65,726	$82,421	$11,952	$443,901
	Special Mention	—	300	560	—	—	—	—	$860
	Substandard	—	—	—	—	—	203	—	$203
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	48	167	—	$215
	Subtotal	$87,242	$148,176	$35,567	$13,677	$65,774	$82,791	$11,952	$445,179

	Current period gross charge-offs	$544	$2	$-	$-	$-	$-	$25	$571

Residential
Multifamily >5 Residential	Pass	$15,931	$89,623	$139,402	$54,515	$67,829	$109,758	$1,059	$478,117
	Special Mention	6,060	—	—	—	11,713	184	—	$17,957
	Substandard	—	—	—	—	—	—	—	$—
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	—	—	$—
	Subtotal	$21,991	$89,623	$139,402	$54,515	$79,542	$109,942	$1,059	$496,074

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$270,456	$495,257	$410,510	$231,379	$381,140	$730,218	$213,248	$2,732,208
	Special Mention	12,513	6,504	17,816	4,113	14,860	20,971	27,227	$104,004
	Substandard	625	1,133	23	138	246	20,696	4,420	$27,281
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,351	1,071	726	313	170	205	—	$3,836
		$284,945	$503,965	$429,075	$235,943	$396,416	$772,090	$244,895	$2,867,329

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial
Commercial and Industrial	Pass	$109,471	$69,074	$31,396	$89,638	$70,630	$99,985	$140,465	$610,659
	Special Mention	—	6,292	302	1,145	5,347	3,769	2,603	$19,458
	Substandard	—	11	32	504	1,511	6,737	4,203	$12,998
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,061	514	289	115	53	—	$3,627
	Subtotal	$111,066	$76,438	$32,244	$91,576	$77,603	$110,544	$147,271	$646,742

	Current period gross charge-offs	$81	$52	$-	$86	$56	$219	$-	$494

Farmland	Pass	$15,852	$9,054	$17,769	$14,137	$15,774	$49,862	$365	$122,813
	Special Mention	—	1,145	701	—	—	87	—	$1,933
	Substandard	—	—	478	—	—	626	—	$1,104
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	6	—	$6
	Subtotal	$15,852	$10,199	$18,948	$14,137	$15,774	$50,581	$365	$125,856

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Non Farm, Non Residential	Pass	$156,729	$157,955	$90,074	$153,861	$138,925	$170,080	$9,680	$877,304
	Special Mention	—	8,350	—	946	—	2,034	—	$11,330
	Substandard	—	—	—	1,924	15,699	3,382	—	$21,005
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	—	697	—	$697
	Subtotal	$156,729	$166,305	$90,074	$156,731	$154,624	$176,193	$9,680	$910,336

	Current period gross charge-offs	$-	$-	$-	$33	$-	$11	$-	$44

Agriculture	Pass	$13,315	$10,053	$6,034	$6,428	$3,040	$27,137	$56,978	$122,985
	Special Mention	385	84	—	914	141	999	4,298	$6,821
	Substandard	29	287	207	142	17	4,422	3,865	$8,969
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	1	—	1	21	—	—	$23
	Subtotal	$13,729	$10,425	$6,241	$7,485	$3,219	$32,558	$65,141	$138,798

	Current period gross charge-offs	$-	$4	$-	$-	$-	$83	$-	$87

Other Commercial	Pass	$95,156	$87,870	$62,856	$90,093	$70,734	$136,922	$7,986	$551,617
	Special Mention	300	560	—	—	—	—	—	$860
	Substandard	—	—	—	—	541	213	—	$754
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	15	—	366	—	$381
	Subtotal	$95,456	$88,430	$62,856	$90,108	$71,275	$137,501	$7,986	$553,612

	Current period gross charge-offs	$728	$-	$-	$-	$-	$-	$-	$728

Residential
Multifamily >5 Residential	Pass	$30,157	$96,593	$55,938	$54,759	$34,709	$37,417	$544	$310,117
	Special Mention	—	—	—	12,075	—	6,319	—	$18,394
	Substandard	—	—	—	205	—	280	—	$485
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	—	—	—	—	420	953	—	$1,373
	Subtotal	$30,157	$96,593	$55,938	$67,039	$35,129	$44,969	$544	$330,369

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Total	Pass	$420,680	$430,599	$264,067	$408,916	$333,812	$521,403	$216,018	$2,595,495
	Special Mention	685	16,431	1,003	15,080	5,488	13,208	6,901	$58,796
	Substandard	29	298	717	2,775	17,768	15,660	8,068	$45,315
	Doubtful	—	—	—	—	—	—	—	$—
	Not Rated	1,595	1,062	514	305	556	2,075	—	$6,107
		$422,989	$448,390	$266,301	$427,076	$357,624	$552,346	$230,987	$2,705,713

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

		September 30, 2026
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2026	2025	2024	2023	2022	Prior	Loans	Total
Residential
First Liens	Performing	$53,249	$69,267	$71,181	$48,430	$75,423	$224,183	$7,524	$549,257
	Non-performing	—	78	748	371	—	1,028	—	$2,225
	Subtotal	$53,249	$69,345	$71,929	$48,801	$75,423	$225,211	$7,524	$551,482

	Current period gross charge-offs	$-	$9	$-	$-	$10	$169	$-	$188

Home Equity	Performing	$140	$476	$472	$696	$2,162	$2,891	$135,683	$142,520
	Non-performing	—	—	—	—	54	163	84	$301
	Subtotal	$140	$476	$472	$696	$2,216	$3,054	$135,767	$142,821

	Current period gross charge-offs	$-	$-	$21	$-	$-	$43	$-	$64

Junior Liens	Performing	$17,394	$21,688	$11,936	$8,737	$8,089	$10,924	$4,172	$82,940
	Non-performing	—	28	211	137	75	56	—	$507
	Subtotal	$17,394	$21,716	$12,147	$8,874	$8,164	$10,980	$4,172	$83,447

	Current period gross charge-offs	$-	$81	$-	$-	$-	$23	$-	$104

Other Residential	Performing	$10,132	$11,281	$4,394	$2,733	$3,360	$3,145	$—	$35,045
	Non-performing	—	—	—	—	—	—	—	$—
	Subtotal	$10,132	$11,281	$4,394	$2,733	$3,360	$3,145	$—	$35,045

	Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$-	$38

Consumer
Motor Vehicle	Performing	$240,595	$213,846	$119,373	$73,021	$41,747	$5,987	$40	$694,609
	Non-performing	96	518	595	306	534	147	—	$2,196
	Subtotal	$240,691	$214,364	$119,968	$73,327	$42,281	$6,134	$40	$696,805

	Current period gross charge-offs	$334	$2,090	$1,299	$1,470	$1,365	$208	$-	$6,766

Other Consumer	Performing	$3,423	$3,399	$2,593	$1,282	$1,143	$1,245	$15,215	$28,300
	Non-performing	—	54	37	40	2	9	21	$163
	Subtotal	$3,423	$3,453	$2,630	$1,322	$1,145	$1,254	$15,236	$28,463

	Current period gross charge-offs	$-	$81	$85	$27	$14	$78	$250	$535

Total	Performing	$324,933	$319,957	$209,949	$134,899	$131,924	$248,375	$162,634	$1,532,671
	Non-performing	96	678	1,591	854	665	1,403	105	$5,392
Total other loans		$325,029	$320,635	$211,540	$135,753	$132,589	$249,778	$162,739	$1,538,063

		December 31, 2025
		Term Loans at Amortized Cost Basis by Origination Year						Revolving
		2025	2024	2023	2022	2021	Prior	Loans	Total
Residential
First Liens	Performing	$64,142	$61,775	$39,526	$74,359	$60,920	$144,310	$1,786	$446,818
	Non-performing	—	70	—	—	45	1,456	—	$1,571
	Subtotal	$64,142	$61,845	$39,526	$74,359	$60,965	$145,766	$1,786	$448,389

	Current period gross charge-offs	$-	$33	$31	$-	$-	$11	$-	$75

Home Equity	Performing	$338	$938	$793	$650	$259	$1,284	$101,907	$106,169
	Non-performing	—	—	—	33	17	175	393	$618
	Subtotal	$338	$938	$793	$683	$276	$1,459	$102,300	$106,787

	Current period gross charge-offs	$-	$-	$-	$22	$-	$19	$10	$51

Junior Liens	Performing	$23,832	$13,403	$9,409	$9,145	$4,674	$9,676	$2,107	$72,246
	Non-performing	—	14	152	25	17	99	—	$307
	Subtotal	$23,832	$13,417	$9,561	$9,170	$4,691	$9,775	$2,107	$72,553

	Current period gross charge-offs	$-	$30	$-	$-	$-	$85	$-	$115

Other Residential	Performing	$7,829	$6,807	$3,843	$4,991	$3,573	$1,757	$—	$28,800
	Non-performing	—	—	—	—	49	8	—	$57
	Subtotal	$7,829	$6,807	$3,843	$4,991	$3,622	$1,765	$—	$28,857

	Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$—

Consumer
Motor Vehicle	Performing	$279,286	$168,244	$113,956	$76,182	$14,119	$5,441	$9	$657,237
	Non-performing	222	519	500	866	194	128	—	$2,429
	Subtotal	$279,508	$168,763	$114,456	$77,048	$14,313	$5,569	$9	$659,666

	Current period gross charge-offs	$759	$2,380	$2,279	$4,075	$713	$249	$-	$10,455

Other Consumer	Performing	$4,776	$5,276	$2,726	$1,503	$1,137	$942	$11,842	$28,202
	Non-performing	2	67	67	19	35	12	65	$267
	Subtotal	$4,778	$5,343	$2,793	$1,522	$1,172	$954	$11,907	$28,469

	Current period gross charge-offs	$13	$246	$180	$53	$44	$24	$201	$761

Total	Performing	$380,203	$256,443	$170,253	$166,830	$84,682	$163,410	$117,651	$1,339,472
	Non-performing	224	670	719	943	357	1,878	458	$5,249
Total other loans		$380,427	$257,113	$170,972	$167,773	$85,039	$165,288	$118,109	$1,344,721

The Corporation has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

	Nine Months Ended
	September 30,
(Dollar amounts in thousands)	2026	2025

Purchase price of loans at acquisition	$2,795	$—
Allowance for credit losses at acquisition	695	—
Non-credit discount at acquisition	226	—
	—	—
Par value of loans at acquisition	$3,716	$—

4.    Securities

The amortized cost and fair value of the Corporation’s investments are shown below. All securities are classified as available-for-sale.

	September 30, 2026
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$100,256	$2	$(10,811)	$89,447
Mortgage Backed Securities - residential	559,954	2	(75,235)	484,721
Mortgage Backed Securities - commercial	12,360	—	(857)	11,503
Collateralized mortgage obligations	170,668	7	(27,470)	143,205
State and municipal obligations	402,083	12	(46,797)	355,298
Municipal taxable	20,075	7	(2,524)	17,558
Collateralized debt obligations	248	2,661	(13)	2,896
TOTAL	$1,265,644	$2,691	$(163,707)	$1,104,628

	December 31, 2025
	Amortized	Unrealized	Unrealized
(Dollar amounts in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$91,945	$114	$(7,749)	$84,310
Mortgage Backed Securities-residential	573,002	873	(58,456)	515,419
Mortgage Backed Securities-commercial	12,712	2	(328)	12,386
Collateralized mortgage obligations	179,638	82	(21,622)	158,098
State and municipal obligations	379,894	1,280	(23,456)	357,718
Municipal taxable	20,554	84	(1,893)	18,745
Collateralized debt obligations	—	2,850	—	2,850
TOTAL	$1,257,745	$5,285	$(113,504)	$1,149,526

Contractual maturities of debt securities at September 30, 2026 were as follows.

	Available-for-Sale
	Amortized	Fair
(Dollar amounts in thousands)	Cost	Value
Due in one year or less	$5,346	$5,327
Due after one but within five years	36,513	35,235
Due after five but within ten years	124,287	116,026
Due after ten years	356,516	308,611
	522,662	465,199
Mortgage-backed securities and collateralized mortgage obligations	742,982	639,429
TOTAL	$1,265,644	$1,104,628

There were zero and $1 thousand gross gains and zero and $110 thousand in gross losses from investment sales/calls realized by the Corporation for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, there were $25 thousand and $25 thousand in gross gains and $1 thousand and $4 thousand in gross losses realized on sales/calls of investment securities, respectively.

The following tables show the securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position.

	September 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$38,204	$(1,930)	$50,935	$(8,881)	$89,139	$(10,811)
Mortgage Backed Securities - Residential	107,719	(5,050)	376,406	(70,185)	484,125	(75,235)
Mortgage Backed Securities - Commercial	1,042	—	10,255	(857)	11,297	(857)
Collateralized mortgage obligations	29,602	(1,418)	112,724	(26,052)	142,326	(27,470)
State and municipal obligations	198,937	(9,569)	143,300	(37,228)	342,237	(46,797)
Municipal taxable	2,940	(76)	13,314	(2,448)	16,254	(2,524)
Collateralized debt obligations	235	(13)	—	—	235	(13)
Total temporarily impaired securities	$378,679	$(18,056)	$706,934	$(145,651)	$1,085,613	$(163,707)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(Dollar amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies	$7,137	$(31)	$59,562	$(7,718)	$66,699	$(7,749)
Mortgage Backed Securities - Residential	11,961	(29)	427,877	(58,427)	439,838	(58,456)
Mortgage Backed Securities - Commercial	—	—	11,114	(328)	11,114	(328)
Collateralized mortgage obligations	4,381	(43)	135,393	(21,579)	139,774	(21,622)
State and municipal obligations	23,889	(86)	204,976	(23,370)	228,865	(23,456)
Municipal taxable	—	—	13,876	(1,893)	13,876	(1,893)
Total temporarily impaired securities	$47,368	$(189)	$852,798	$(113,315)	$900,166	$(113,504)

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

Gross unrealized losses on investment securities were $163.7 million as of September 30, 2026 and $113.5 million as of December 31, 2025. Management believes these losses represent negative adjustments to market value relative to the interest rate environment reflecting the increase in market rates and not losses related to the creditworthiness of the issuer. The portfolio contains primarily government agency, agency backed mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are issued by government sponsored enterprises and are backed by the full faith and credit of the United States government. Secondarily, the Corporation invests in municipal securities issued by state and local governments. Of these, almost half are either insured or contain state enhancements. On the remaining, credit is monitored by the Corporation’s investment committee. Based upon our review of the issuers, we do not believe these investments to be other than temporarily impaired. Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before their anticipated recovery.

The table below presents a rollforward of the credit losses recognized in earnings for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Beginning balance	$2,675	$2,974	$2,974	$2,974
Recoveries of amounts previously written off	—	—	(299)	—
Ending balance	$2,675	$2,974	$2,675	$2,974

5.    Qualified Affordable Housing Project Investments

The Corporation invests in qualified affordable housing projects. The balance of investment for qualified housing projects was $36.3 million at September 30, 2026 and $37.9 million at December 31, 2025. These balances are reflected in the other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $17.4 million at September 30, 2026 and $19.9 million at December 31, 2025. These balances are reflected in the other liabilities line on the consolidated balance sheets. The Corporation expects to fulfill these commitments by December 31, 2037.

The Corporation recognized amortization expense of $16 thousand during the nine months ended September 30, 2026, and $47 thousand during the nine months ended September 30, 2025, which was included within other noninterest expense on the consolidated statements of income. The Corporation recognized amortization expense of $2.3 million during the nine months ended September 30, 2026, and $2.2 million during the nine months ended September 30, 2025, which was included within income tax expense on the consolidated statements of income. Additionally, the Corporation recognized tax credits and other benefits from its investment in affordable housing tax credits of $3.3 million during the nine months ended September 30, 2026, and $2.8 million during the nine months ended September 30, 2025.

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

For those securities that cannot be priced using quoted market prices or observable inputs a Level 3 valuation is determined. These securities are primarily trust preferred securities and collateralized debt obligations. The fair value of collateralized debt obligations are derived by comparing the securities to current market rates plus an appropriate credit spread to determine an estimated value. Illiquidity spreads are then considered. Credit reviews are performed on each of the issuers. The significant unobservable inputs used in the fair value measurement of the Corporation’s collateralized debt obligations are credit spreads related to specific issuers. Significantly higher credit spread assumptions would result in significantly lower fair value measurement. Conversely, significantly lower credit spreads would result in a significantly higher fair value measurements.

The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2 inputs).

	September 30, 2026
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$89,447	$—	$89,447
Mortgage Backed Securities-residential	—	484,721	—	484,721
Mortgage Backed Securities-commercial	—	11,503	—	11,503
Collateralized mortgage obligations	—	143,205	—	143,205
State and municipal	—	355,298	—	355,298
Municipal taxable	—	17,558	—	17,558
Collateralized debt obligations	—	235	2,661	2,896
TOTAL	$—	$1,101,967	$2,661	$1,104,628
Derivative Assets		3,505
Derivative Liabilities		(3,505)

	December 31, 2025
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
U.S. Government agencies	$—	$84,310	$—	$84,310
Mortgage Backed Securities-residential	—	515,419	—	515,419
Mortgage Backed Securities-commercial	—	12,386	—	12,386
Collateralized mortgage obligations	—	158,098	—	158,098
State and municipal	—	357,718	—	357,718
Municipal taxable	—	18,745	—	18,745
Collateralized debt obligations	—	—	2,850	2,850
TOTAL	$—	$1,146,676	$2,850	$1,149,526
Derivative Assets		2,709
Derivative Liabilities		(2,709)

There were no transfers between Level 1 and Level 2 during 2026 or 2025.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and the year ended December 31, 2025.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
	September 30, 2026
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, July 1	$—	$2,651	$2,651
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	10	10
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$—	$2,661	$2,661

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
	September 30, 2026
	State and
	municipal	Collateralized
(Dollar amounts in thousands)	obligations	debt obligations	Total
Beginning balance, January 1	$—	$2,850	$2,850
Total realized/unrealized gains or losses
Included in earnings	—	—	—
Included in other comprehensive income	—	(189)	(189)
Transfers	—	—	—
Settlements	—	—	—
Ending balance, September 30	$—	$2,661	$2,661

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

Other real estate owned (“OREO”) is valued at Level 3. Other real estate owned at September 30, 2026 with a value of $1.4 million was reduced by $41 thousand for fair value adjustments. At September 30, 2026 OREO was comprised of $1.2 million from commercial loans and $183 thousand from residential loans. OREO at December 31, 2025 with a value of $94 thousand was reduced by $9 thousand for fair value adjustments. At December 31, 2025 OREO was comprised of $94 thousand from residential loans.

Fair value is measured based on the value of the collateral securing those loans, and is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Appraisals for real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace current property. The market comparison evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and the investor’s required return. The final fair value is based on a reconciliation of these three approaches. If an appraisal is not available, the fair value may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value of other real estate is based upon the current appraised values of the properties as determined by qualified licensed appraisers and the Company’s judgment of other relevant market conditions. Appraisals are obtained annually and reductions in value are recorded as a valuation through a charge to expense. The primary unobservable input used by management in estimating fair value are additional discounts to the appraised value to consider market conditions and the age of the appraisal, which are based on management’s past experience in resolving these types of properties. These discounts range from 10% to 100% with an average discount of 43%. Values for non-real estate collateral, such as business equipment, are based on appraisals performed by qualified licensed appraisers or the customers financial statements. Values for non-real estate collateral use much higher discounts than real estate collateral. Other real estate and individually evaluated loans carried at fair value are primarily comprised of smaller balance properties.

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at September 30, 2026.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,661	Discounted cash flow	Discount rate	5.71%
Collateral dependent loans	$14,561	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

The following table presents quantitative information about recurring and non-recurring Level 3 fair value measurements at December 31, 2025.

(Dollar amounts in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Collateralized debt obligations	$2,850	Discounted cash flow	Discount rate	5.96%
Collateral dependent loans	7,328	Discounted cash flow	Discount rate for age of appraisal and market conditions	10.00%-100.00%

The carrying amounts and estimated fair value of financial instruments at September 30, 2026 and December 31, 2025, are shown below. Carrying amount is the estimated fair value for cash and due from banks, federal funds sold, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values were described previously. For fixed-rate, collectively evaluated loans or deposits, variable rate loans or deposits with infrequent repricing or repricing limits, and for longer-term borrowings, fair value is based on discounted cash flows using current market rates applied to the estimated life and considering credit risk. The valuation of individually evaluated loans was described previously. Loan fair value estimates represent an exit price. Fair values of loans held for sale are based on market bids on the loans or similar loans. It was not practicable to determine the fair value of restricted stock for the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) due to restrictions placed on its transferability. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

	September 30, 2026
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$92,497	$34,855	$57,642	$—	$92,497
Federal funds sold	667	—	667	—	667
Securities available-for-sale	1,104,628	—	1,101,967	2,661	1,104,628
Restricted stock	23,579	n/a	n/a	n/a	n/a
Loans, net	4,362,083	—	—	4,238,703	4,238,703
Accrued interest receivable	28,797	—	7,208	21,589	28,797
Deposits	(4,865,297)	—	(4,861,864)	—	(4,861,864)
Short-term borrowings	(203,472)	—	(203,472)	—	(203,472)
Other borrowings	(262,348)	—	(262,348)	—	(262,348)
Accrued interest payable	(3,317)	—	(3,317)	—	(3,317)

	December 31, 2025
	Carrying	Fair Value
(Dollar amounts in thousands)	Value	Level 1	Level 2	Level 3	Total
Cash and due from banks	$130,369	$38,587	$91,782	$—	$130,369
Federal funds sold	475	—	475	—	475
Securities available-for-sale	1,149,526	—	1,146,676	2,850	1,149,526
Restricted stock	18,536	n/a	n/a	n/a	n/a
Loans, net	4,007,308	—	—	3,949,043	3,949,043
Accrued interest receivable	27,762	—	6,482	21,280	27,762
Deposits	(4,551,111)	—	(4,554,207)	—	(4,554,207)
Short-term borrowings	(292,468)	—	(292,468)	—	(292,468)
Other borrowings	(188,208)	—	(188,208)	—	(188,208)
Accrued interest payable	(3,084)	—	(3,084)	—	(3,084)

7.    Borrowings

Short-term borrowings:

Period–end short-term borrowings were comprised of the following:

(Dollar amounts in thousands)	September 30, 2026	December 31, 2025
Federal Funds Purchased	$173,775	$257,825
Repurchase Agreements	29,697	34,643
	$203,472	$292,468

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

Collateral pledged to repurchase agreements by remaining maturity are as follows:

September 30, 2026
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$27,336	$556	$—	$1,805	$29,697

December 31, 2025
Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to 30	30 - 90	than 90
(Dollar amounts in thousands)	continuous	days	days	days	Total
Mortgage Backed Securities - Residential and Collateralized Mortgage Obligations	$27,514	$351	$3,978	$2,800	$34,643

Other borrowings:

Other borrowings at September 30, 2026 and December 31, 2025 are summarized as follows:

(Dollar amounts in thousands)	September 30, 2026	December 31, 2025
FHLB advances	$259,316	$175,708
Notes payable	3,032	12,500
TOTAL	$262,348	$188,208

The aggregate minimum annual retirements of other borrowings are as follows:

Twelve Months Ended September 30,

2027	$258,893
2028	423
2029	3,032
2030	—
2031	—
Thereafter	—
$262,348

At September 30, 2026 and December 31, 2025, other borrowings are summarized as follows: The Corporation’s subsidiary bank is a member of the FHLB and accordingly is permitted to obtain advances. There were $259.3 million of advances from the FHLB at September 30, 2026, and $175.7 million of advances at December 31, 2025. FHLB advances are, generally due in full at maturity. They are secured by eligible securities and a blanket pledge on real estate loan collateral. In addition the Corporation acquired a note payable to a commercial bank and debentures with the acquisition of CedarStone. The note was repaid during the nine months ended September 30, 2026, and the balance of the debentures at September 30, 2026 was $3.0 million.

8.    Components of Net Periodic Benefit Cost

	Three Months Ended September 30,				Nine Months Ended September 30,
			Post-Retirement				Post-Retirement
	Pension Benefits		Health Benefits		Pension Benefits		Health Benefits
(Dollar amounts in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$104	$108	$5	$3	$312	$323	$16	$9
Interest cost	991	1,016	37	32	2,971	3,049	112	96
Expected return on plan assets	(1,215)	(1,094)	—	—	(3,647)	(3,281)	—	—
Net amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization of net (gain) loss	—	—	(30)	(39)	—	—	(90)	(117)
Net Periodic Benefit Cost	$(120)	$30	$12	$(4)	$(364)	$91	$38	$(12)

Employer Contributions

The Corporation previously disclosed in its consolidated financial statements for the year ended December 31, 2025 that it expected to contribute $1.6 million, $556 thousand, and $244 thousand to its Pension Plan, Employee Stock Option Plan (“ESOP”) and Post Retirement Health Benefits Plan, respectively, in 2026. Contributions of $1.1 million, $0, and $164 thousand have been made to the Pension Plan, ESOP, and Post Retirement Health Benefits Plan, respectively. The Pension plan was frozen for most employees at the end of 2012 and for those employees there will be discretionary contributions to the ESOP plan and a 401K plan in place of the former Pension benefit. In the first nine months of 2026 and 2025 there were $3.0 million and $2.4 million of expense recorded, respectively, for potential contributions to these alternative retirement benefit options.

9.    Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Corporation’s sources of non-interest income for the periods presented. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2026	2025	2026	2025
Non-interest income
Service charges on deposits and debit card fee income	$8,407	$8,104	$24,006	$23,243
Trust and financial services	1,394	1,278	4,388	4,161
Interchange income	232	176	632	570
Net gains on sales of OREO	—	67	7	67
Net gains on sales of loans (a)	335	494	1,122	1,149
Loan servicing fees (a)	338	338	997	830
Net gains/(losses) on sales of securities (a)	—	24	(109)	21
Other service charges and fees (a)	259	251	978	823
Other	469	417	1,276	1,177
Total non-interest income	$11,434	$11,149	$33,297	$32,041
(a)Not within the scope of ASC 606.

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

Trust and financial services: The Corporation earns asset management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Corporation provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e., the trade date). Other related services provided and the fees the Corporation earns, which are based on a fixed fee schedule, are recognized when the services are rendered.

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

10.   Accumulated Other Comprehensive (Loss)

The following tables summarize the changes, net of tax, within each classification of accumulated other comprehensive (loss) for the three and nine months ended September 30, 2026 and 2025.

	Unrealized
	gains and
	(Losses) on available-	2026
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(87,900)	$(3,165)	$(91,065)
Change in other comprehensive income (loss) before reclassification	(36,401)	—	(36,401)
Amounts reclassified from accumulated other comprehensive income	—	79	79
Net current period other comprehensive income (loss)	(36,401)	79	(36,322)
Ending balance, September 30,	$(124,301)	$(3,086)	$(127,387)

	Unrealized
	gains and
	(Losses) on available-	2026
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(83,358)	$(3,323)	$(86,681)
Change in other comprehensive income (loss) before reclassification	(41,025)	—	(41,025)
Amounts reclassified from accumulated other comprehensive income	82	237	319
Net current period other comprehensive income (loss)	(40,943)	237	(40,706)
Ending balance, September 30,	$(124,301)	$(3,086)	$(127,387)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, July 1,	$(113,761)	$(4,473)	$(118,234)
Change in other comprehensive income (loss) before reclassification	19,614	—	19,614
Amounts reclassified from accumulated other comprehensive income	(18)	3	(15)
Net current period other comprehensive income (loss)	19,596	3	19,599
Ending balance, September 30,	$(94,165)	$(4,470)	$(98,635)

	Unrealized
	gains and
	(Losses) on available-	2025
	for-sale	Retirement
(Dollar amounts in thousands)	Securities	plans	Total
Beginning balance, January 1,	$(127,807)	$(4,478)	$(132,285)
Change in other comprehensive income (loss) before reclassification	33,658	—	33,658
Amounts reclassified from accumulated other comprehensive income	(16)	8	(8)
Net current period other comprehensive income (loss)	33,642	8	33,650
Ending balance, September 30,	$(94,165)	$(4,470)	$(98,635)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2026	Change	9/30/2026
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(89,888)	$(36,409)	$(126,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	1,988	8	1,996
Total unrealized loss on securities available-for-sale	$(87,900)	$(36,401)	$(124,301)
Unrealized gain (loss) on retirement plans	(3,165)	79	(3,086)
TOTAL	$(91,065)	$(36,322)	$(127,387)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2026	Change	9/30/2026
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(85,496)	$(40,801)	$(126,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,138	(142)	1,996
Total unrealized gain (loss) on securities available-for-sale	$(83,358)	$(40,943)	$(124,301)
Unrealized gain (loss) on retirement plans	(3,323)	237	(3,086)
TOTAL	$(86,681)	$(40,706)	$(127,387)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	7/1/2025	Change	9/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(115,942)	$19,645	$(96,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,181	(49)	2,132
Total unrealized gain (loss) on securities available-for-sale	$(113,761)	$19,596	$(94,165)
Unrealized loss on retirement plans	(4,473)	3	(4,470)
TOTAL	$(118,234)	$19,599	$(98,635)

	Balance at	Current Period	Balance at
(Dollar amounts in thousands)	1/1/2025	Change	9/30/2025
Unrealized gains (losses) on securities available-for-sale without other than temporary impairment	$(129,979)	$33,682	$(96,297)
Unrealized gains (losses) on securities available-for-sale with other than temporary impairment	2,172	(40)	2,132
Total unrealized income (loss) on securities available-for-sale	$(127,807)	$33,642	$(94,165)
Unrealized gain (loss) on retirement plans	(4,478)	8	(4,470)
TOTAL	$(132,285)	$33,650	$(98,635)

Three Months Ended September 30, 2026
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
(in thousands)
Unrealized gains and losses	$—		Net securities gains (losses)
on available-for-sale	—		Income tax expense
securities	$—		Net of tax

Amortization of	$(105)	(a)	Salary and benefits
retirement plan items	26		Income tax expense
	$(79)		Net of tax
Total reclassifications for the period	$(79)		Net of tax

(a)	Included in the computation of net periodic benefit cost. (see Note 8 for additional details).

	Nine Months Ended September 30, 2026
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$(109)		Net securities gains (losses)
on available-for-sale	27		Income tax expense
securities	$(82)		Net of tax

Amortization of	$(315)	(a)	Salary and benefits
retirement plan items	78		Income tax expense
	$(237)		Net of tax
Total reclassifications for the period	$(319)		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Note 8 for additional details).

	Three Months Ended September 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$24		Net securities gains (losses)
on available-for-sale	(6)		Income tax expense
securities	$18		Net of tax

Amortization of	$(4)	(a)	Salary and benefits
retirement plan items	1		Income tax expense
	$(3)		Net of tax
Total reclassifications for the period	$15		Net of tax

(a)	Included in the computation of net periodic benefit cost. (see Note 8 for additional details).

	Nine Months Ended September 30, 2025
Details about accumulated	Amount reclassified from		Affected line item in
other comprehensive	accumulated other		the statement where
income components	comprehensive income		net income is presented
	(in thousands)
Unrealized gains and losses	$21		Net securities gains (losses)
on available-for-sale	(5)		Income tax expense
securities	$16		Net of tax

Amortization of	$(11)	(a)	Salary and benefits
retirement plan items	3		Income tax expense
	$(8)		Net of tax
Total reclassifications for the period	$8		Net of tax
(a)	Included in the computation of net periodic benefit cost. (see Note 8 for additional details).
(a)

11.   Leases

The Corporation leases certain branches under operating leases. At September 30, 2026, the Corporation had lease liabilities totaling $8.7 million and right-of-use assets totaling $8.6 million related to these leases. At December 31, 2025, the Corporation had lease liabilities totaling $7.5 million and right-of-use assets totaling $7.4 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively, on the consolidated balance sheets. At September 30, 2026, the weighted average remaining lease term for operating leases was 10.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.89%.

The calculated amounts of the lease liabilities and right-of-use assets are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Corporation’s lease agreements often include one or more options to renew at the Corporation’s discretion. If at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation will include the extended term in the calculation of the lease liability and right-of-use asset. Regarding the discount rate, the standard requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

The following table represents lease costs and other lease information. As the Corporation elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Lease costs were as follows:

	Nine Months Ended	Nine Months Ended
(Dollar amounts in thousands)	September 30, 2026	September 30, 2025
Operating lease cost	$1,055	$1,058
Short-term lease cost	12	41
Variable lease cost	43	4
Total lease cost	$1,110	$1,103

Other information:
Cash paid for amounts included in the measurement of operating lease liabilities	1,009	936
Right-of-use assets obtained in exchange for new operating lease liabilities	2,773	713

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2026 were as follows:

(Dollar amounts in thousands)	September 30, 2026
Twelve Months Ended September 30,
2027	$1,405
2028	1,355
2029	1,040
2030	921
2031	718
Thereafter	5,661
Total Future Minimum Lease Payments	11,100
Amounts Representing Interest	(2,357)
Present Value of Net Future Minimum Lease Payments	$8,743

12.   Acquisitions

On March 1, 2026, the Corporation completed its acquisition of CedarStone Financial, Inc. Therefore, the results of CedarStone have been included in the results of operations beginning on March 1, 2026. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Interim Merger (the “Effective Time”), the Corporation paid $19.12 per share in cash for each share of CedarStone’s common stock outstanding. The aggregate value of the transaction was approximately $25.0 million. Acquisition-related costs of $1.5 million were recognized in the Corporation’s income statement for the year ended December 31, 2025. Additionally, the Corporation recognized acquisition-related costs of $1.5 million in the Corporation’s income statement for the nine months ending September 30, 2026.

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

The following table presents supplemental pro forma information as if the acquisition had occurred as of January 1, 2025. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Nine Months Ended September 30,
(Dollar amounts in thousands, except per share data)	2026	2025
Net interest income	$182,775	$160,360
Net income	$69,566	$58,867
Basic and diluted earnings per share	$5.85	$4.97

ITEMS 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

The purpose of this discussion is to point out key factors in recent performance of First Financial Corporation (the Corporation) compared with earlier periods. The discussion should be read in conjunction with the financial statements beginning on page three of this report. All figures are for the consolidated entities. It is presumed the readers of these financial statements and of the following narrative have previously read the Corporation’s consolidated financial statements on Form 10-K filed for the fiscal year ended December 31, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Corporation’s Form 10-K for the year ended December 31, 2025, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at www.first-online.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Critical Accounting Policies

Certain of the Corporation’s accounting policies are important to the portrayal of the Corporation’s financial condition and results of operations, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for credit losses and the valuation of goodwill and valuing investment securities. See further discussion of these critical accounting policies in the Corporation’s consolidated financial statements on Form 10-K filed for the fiscal year ended December 31, 2025.

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

The ACL and allowance for credit losses on unfunded commitments were $49.7 million and $2.4 million, respectively at September 30, 2026, compared to $48.0 million and $2.9 million, respectively at December 31, 2025. The qualitative amount of the reserve increased $2.0 million to $16.1 million from December 31, 2025 to September 30, 2026. The quantitative amount is $33.3 million at September 30, 2026, compared to $33.6 million at December 31, 2025. There was a decrease of $500 thousand in the allowance for credit losses on unfunded commitments from December 31, 2025 to September 30, 2026. As a result of the acquisition of CedarStone Financial, Inc., the Corporation recorded an additional allowance for credit loss on loans of $3.3 million. See additional discussion of ACL in the Allowance for Credit Losses section below.

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

Summary of Operating Results

On March 1, 2026, First Financial Corporation completed the acquisition of CedarStone Financial, Inc. As a result of the acquisition, the book value of loans acquired were $292 million, and the book value of deposits acquired were $313 million. Additionally, a bargain purchase gain of $33 thousand was recognized. Net income reflects seven months of activity for the nine months ended September 30, 2026, from the CedarStone acquisition. Included in the variances in the following discussion are the values provided in this paragraph.

Net income for the three months ended September 30, 2026 was $27.4 million, compared to $20.8 million for the same period in 2025. Basic and diluted earnings per share increased to $2.31 for the third quarter of 2026 compared to $1.75 for the same period in 2025. Return on average assets and return on average equity were 1.79% and 16.13% respectively, for the three months ended September 30, 2026 compared to 1.48% and 13.82% for the three months ended September 30, 2025. Net income for the nine months ended September 30, 2026 was $70.0 million, compared to $57.8 million for the same period in 2025. Basic and diluted earnings per share increased to $5.89 for the nine months of 2026 compared to $4.87 for the same period in 2025. Return on average assets and return on average equity were 1.54% and 13.91% respectively, for the nine months ended September 30, 2026 compared to 1.39% and 13.23% for the nine months ended September 30, 2025.

In light of events in the banking sector, including bank failures, continuing interest rate activity and recessionary concerns, the Corporation has proactively positioned the balance sheet to mitigate the risks affecting the Corporation and the overall banking industry in order to serve its clients and communities.

●	Liquidity includes cash and available for sale securities representing approximately 19.75% of assets at September 30, 2026. The Corporation maintains the ability to access sources of contingent liquidity at the Federal Home Loan Bank, the Federal Reserve Bank, and several correspondent banks. Management considers the Corporation’s current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Risk below for additional information.
●	Capital includes ratios of the Corporation, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section Capital Adequacy below for additional details.
●	Asset quality includes a non-performing asset ratio of 0.41% of total assets as of September 30, 2026 and net charge-offs of 0.16% to average loans and leases as of September 30, 2026, reflecting the Company's disciplined underwriting and conservative lending philosophy. Refer to the section Non-Performing Loan below for additional information.

The primary components of income and expense affecting net income are discussed in the following analysis.

Net Interest Income

The Corporation’s primary source of earnings is net interest income, which is the difference between the interest earned on loans and other interest-earning assets and the interest paid for deposits and other sources of funds. Net interest income increased $8.9 million (or 16.3%) in the three months ended September 30, 2026 to $63.5 million from $54.6 million in the same period in 2025. The net interest margin for the three months ended September 30, 2026 is 4.51% compared to 4.25% for the same period in 2025, a 0.26% increase. Net interest income increased $22.4 million (or 14.1%) in the nine months ended September 30, 2026 to $181.7 million from $159.2 million in the same period in 2025. The net interest margin for the nine months ended September 30, 2026 is 4.36% compared to 4.17% for the same period in 2025, a 0.19% increase.

The increase in yields on investments of 30 basis points is the primary contributor to the improved yield on average earning assets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, the effective rate paid on average interest-bearing deposits decreased 10 basis points. For the same period discussed above, interest paid on other borrowings decreased 67 basis points.

Non-Interest Income

Non-interest income for the three months ended September 30, 2026 was $11.4 million compared to $11.1 million for the same period in 2025. Non-interest income for the nine months ended September 30, 2026 was $33.3 million compared to $32.0 million for the same period in 2025.

Non-Interest Expenses

The Corporation’s non-interest expense for the three months ended September 30, 2026 was $41.2 million compared to $38.0 million for the same period in 2025. The Corporation’s non-interest expense for the nine months ended September 30, 2026 was $124.7 million compared to $113.1 million for the same period in 2025. This includes an overall increase in operating expenses as a result of the CedarStone acquisition.

Allowance for Credit Losses

The Corporation’s benefit from credit losses on loans for the three months ended September 30, 2026, was $250 thousand, compared to $2.0 million of expense for the same period of 2025. The benefit from credit losses was primarily due to an individually evaluated loan from a prior acquisition that was fully recovered during the current quarter. Net charge-offs for the three months ended September 30, 2026, were $971 thousand compared to net charge-offs of $1.6 million for the same period of 2025. The Corporation’s provision for credit losses on loans for the nine months ended September 30, 2026, was $3.6 million, compared to $5.9 million for the same period of 2025. Net charge-offs for the nine months ended September 30, 2026 were $5.2 million compared to net charge-offs of $5.2 million for the same period of 2025. Based on management’s analysis of the current portfolio, an evaluation that includes consideration of changes in CECL model assumptions of credit quality, economic conditions, and loan composition, management believes the allowance is adequate as of September 30, 2026. In the first nine months of 2026, no significant changes were made.

Income Tax Expense

The Corporation’s effective income tax rate for the first nine months of 2026 was 19.73% compared to 20.18% for the same period in 2025.

Non-performing Loans

Non-performing loans consist of (1) non-accrual loans on which the ultimate collectability of the full amount of interest is uncertain,  and (2) loans past due ninety days or more as to principal or interest. Non-performing loans decreased 26.2% to $21.1 million at September 30, 2026 compared to $28.6 million at December 31, 2025.

A summary of non-performing loans at September 30, 2026 and December 31, 2025 follows:

(Dollar amounts in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans	$19,775	$27,495
Accruing loans past due over 90 days	1,294	1,083
	$21,069	$28,578

Ratio of the allowance for credit losses as a percentage of non-performing loans	236.0%	167.9%

The following loan categories comprise significant components of the nonperforming non-restructured loans:

	September 30, 2026	December 31, 2025
Non-accrual loans
Commercial loans	$15,577	$22,836
Residential loans	1,847	1,997
Consumer loans	2,351	2,662
	$19,775	$27,495
Past due 90 days or more and still accruing
Commercial loans	$137	$50
Residential loans	1,149	1,032
Consumer loans	8	1
	$1,294	$1,083

Interest Rate Sensitivity and Liquidity

The Corporation has established risk measures, limits and policy guidelines for managing interest rate risk and liquidity. Responsibility for management of these functions resides with the Asset Liability Committee. The primary goal of the Asset Liability Committee is to maximize net interest income within the interest rate risk limits approved by the Board of Directors.

Interest Rate Risk

Management considers interest rate risk to be the Corporation’s most significant market risk. Interest rate risk is the exposure to changes in net interest income as a result of changes in interest rates. The Corporation’s net interest income performance is largely dependent on the effective management of this risk.

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

The table below shows the Corporation’s estimated sensitivity profile as of September 30, 2026. The change in interest rates assumes a parallel shift in interest rates of 100, 200, and 300 basis points. Given a 100 basis point increase in rates, net interest income would decrease 1.48% over the next 12 months but increase 1.33% over 24 months. Given a 100 basis point decrease in rates, net interest income would increase 3.20% over the next 12 months and increase 0.23% over 24 months. These estimates assume all rate changes occur overnight and management takes no action as a result of this change.

Basis Point	Percentage Change in Net Interest Income
Interest Rate Change	12 months	24 months	36 months
Down 300	4.68%	(5.91)%	(15.08)%
Down 200	4.80	(1.64)	(7.73)
Down 100	3.20	0.23	(2.80)
Up 100	(1.48)	1.33	4.39
Up 200	(5.53)	0.13	6.24
Up 300	(8.11)	0.26	9.41

Typical rate shock analysis does not reflect management’s ability to react and thereby reduce the effect of rate changes, and represents a worst-case scenario.

Liquidity Risk

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers, and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Generally the Corporation relies on deposits, loan repayments and repayments of investment securities as its primary sources of funds. The Corporation has $5.8 million of investments that mature throughout the next 12 months. The Corporation also anticipates $101.6 million of principal payments from mortgage-backed and other securities. Given the current rate environment, the Corporation anticipates $18.1 million in securities to be called within the next 12 months. The Corporation also has $74.6 million of unused borrowing capacity available with the Federal Home Loan Bank of Indianapolis, $1.1 billion available with the Federal Reserve Bank, and $90 million of available fed funds lines with correspondent banks. With these sources of funds, the Corporation currently anticipates adequate liquidity to meet the expected obligations of its customers.

Financial Condition

Comparing the first nine months of 2026 to year-ended December 31, 2025, loans net of deferred loan costs, have increased $356 million to $4.4 billion. Deposits increased 6.9% to $4.9 billion at September 30, 2026 compared to December 31, 2025. Other borrowings increased $74.1 million to $262.3 million at September 30, 2026 compared to December 31, 2025. Shareholders’ equity increased 1.47% or $9.6 million. This financial performance increased book value per share 1.38% to $55.54 at September 30, 2026 from $54.78 at December 31, 2025. Book value per share is calculated by dividing the total shareholders’ equity by the number of shares outstanding. Accumulated other comprehensive loss increased $40.7 million primarily due to the market value of the securities portfolio, which reflected the decrease in securities pricing.

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

To meet adequately capitalized regulatory requirements, an institution must maintain a Tier 1 capital ratio of at least 8.50 percent and a Total capital ratio of at least 10.50 percent. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. The risk-based capital rules have been further supplemented by a Tier 1 leverage ratio, defined as Tier 1 capital divided by quarterly average total assets, after certain adjustments. Bank holding companies must have a minimum Tier 1 leverage ratio of at least 4.0 percent. National banks must maintain a Tier 1 leverage ratio of at least 5.0 percent to be classified as “well capitalized.” Failure to meet the capital requirements established by the joint agencies can lead to certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Corporation’s financial position. Below are the capital ratios for the Corporation and lead bank.

The fully phased in capital conservation buffer set the minimum ratios for common equity Tier 1 capital at 7.0%, the Tier 1 capital at 8.5% and the total capital at 10.5%. Currently the Corporation exceeds all of these minimums.

	September 30, 2026	December 31, 2025	To Be Well Capitalized
Common equity tier 1 capital
Corporation	13.34%	13.21%	N/A
First Financial Bank	13.14%	13.11%	6.50%
Total risk-based capital
Corporation	14.38%	14.22%	N/A
First Financial Bank	14.18%	14.14%	10.00%
Tier I risk-based capital
Corporation	13.34%	13.21%	N/A
First Financial Bank	13.14%	13.11%	8.00%
Tier I leverage capital
Corporation	11.20%	11.25%	N/A
First Financial Bank	10.71%	10.82%	5.00%

ITEM 4.Controls and Procedures

The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s disclosure controls and procedures as of September 30, 2026 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors from those disclosed in the Corporation’s consolidated financial statements on Form 10-K filed for the fiscal year ended December 31, 2025.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Corporation periodically acquires shares of its common stock directly from shareholders in individually negotiated transactions. On April 21, 2022 the Corporation issued a press release announcing that its Board of Directors authorized a stock repurchase program pursuant to which up to 10% of the Corporations outstanding shares of common stock, or approximately 1,243,531 shares may be repurchased.

Following is certain information regarding shares of common stock purchased by the Corporation during the quarter covered by this report.

(c)
			Total Number Of Shares	(c)
	(a)	(b)	Purchased As Part Of	Maximum
	Total Number Of	Average Price	Publicly Announced Plans	Number of Shares That May Yet
	Shares Purchased	Paid Per Share	Or Programs *	Be Purchased *
July 1-31, 2026	—	—	—	—
August 1-31, 2026	—	—	—	—
September 1-30, 2026	—	—	—	—
Total	—	—	—	518,860

ITEM 3.Defaults upon Senior Securities.

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information.

During the three months ended September 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Corporation.

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

10.13*	Employment Agreement for Norman D. Lowery, effective July 1, 2026, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed June 30, 2026.
10.14*	Employment Agreement for Rodger A. McHargue, effective July 1, 2026, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed June 30, 2026.
10.15*	Employment Agreement for Stephen P. Panagouleas, effective July 1, 2026, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed June 30, 2026.
10.16*	Employment Agreement for Mark A. Franklin, effective July 1, 2026, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed June 30, 2026.
10.17*	Employment Agreement for Paul D. Nungester, effective September 1, 2026, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed September 15, 2026.
31.1	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 by Principal Executive Officer, dated November 4, 2026.
31.2	Sarbanes-Oxley Act 302 Certification for Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 by Principal Financial Officer, dated November 4, 2026.
32.1

Certification, dated November 4, 2026, of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2005 on Form 10-Q for the quarter ended September 30, 2026.

101.1

Financial statements from the Quarterly Report on Form 10-Q of the Corporation for the quarter ended September 30, 2026, formatted in XBRL pursuant to Rule 405 : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail**.

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

FIRST FINANCIAL CORPORATION
(Registrant)

Date: November 4, 2026	By /s/ Norman D. Lowery
Norman D. Lowery, President, CEO & Director
(Principal Executive Officer)

Date: November 4, 2026	By /s/ Rodger A. McHargue
Rodger A. McHargue, Treasurer and CFO
(Principal Financial Officer)